Form 10-K
period 2013-12-31
UR-ENERGY INC
filed 2014-03-03
CIK 1375205

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 720-981-4588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes   ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes   ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                          ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer ☐              Accelerated filer ☑           Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes   ☐  No ☑

As of February 24, 2014, there were 128,012,043  shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2013, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $118.6 million based upon the closing sale price of the Common Shares as reported by the NYSE MKT. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2013, included all directors and officers and three shareholder(s) that held approximately 33,828,307 of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

UR-ENERGY INC.

ANNUAL REPORT ON FORM 10-K

When we use the terms “Ur-Energy,” “we,” “us,” or “our,” or the “Company” we are referring to Ur-Energy Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our timeline for completing commissioning and ramp up of production operations at our Lost Creek project; (ii) the technical and economic viability of Lost Creek; (iii) our ability to complete additional favorable uranium sales agreements; (iv) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties including LC East; (v) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vi) the potential of our other exploration and development projects including Shirley Basin, Lost Soldier, and our Canadian projects; (vii) the timing and outcome of environmental baseline studies, confirmation drilling, mineral resource estimate calculations and permitting at the Shirley Basin project; (viii) the outcome of our 2014 forecast, and production projections; and (ix) the long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections.  These other factors include, among others, the following: future estimates for production, production start-up and operations (including any difficulties with startup), capital expenditures, operating costs, mineral resources, recovery rates, grades and prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits in the United States and Canada; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in pending and potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with status as a "controlled foreign corporation" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all resource estimates included in this Form 10-K have been prepared in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. NI 43-101 permits the disclosure of an historical estimate made prior to the adoption of NI 43-101 that does not comply with NI 43-101 to be disclosed using the historical terminology if the disclosure: (a) identifies the source and date of the historical estimate; (b) comments on the relevance and reliability of the historical estimate; (c) to the extent known, provides the key assumptions, parameters and methods used to prepare the historical estimate; (d) states whether the historical estimate uses categories other than those prescribed by NI 43-101; and (e) includes any more recent estimates or data available.

Canadian standards, including NI 43-101, differ significantly from the requirements of the United States Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resource” does not equate to the term “‘reserves”. Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards.

NI 43-101 Review of Technical Information: John Cooper, Ur-Energy Project Geologist, P.Geo. and SME Registered Member, and Qualified Person as defined by National Instrument 43-101, reviewed and approved the technical information contained in this Annual Report.

Glossary of Common Terms and Abbreviations

Mineral Resource	is a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge. CIM Definition Standards; Canadian National Instrument 43-101 (“NI 43-101”), Section 1.1.

Inferred Mineral Resource	is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes. CIM Definition Standards; NI 43-101, Section 1.1.

Indicated Mineral Resource	is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics, can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed. CIM Definition Standards; NI 43-101, Section 1.1.

Measured Mineral Resource	is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity. CIM Definition Standards; NI 43-101, Section 1.1.

Lithology
is a description of a rock; generally its physical nature.  The description would address such things as grain size, texture, rounding, and even chemical composition.  A lithologic description would be: coarse grained well rounded quartz sandstone with 10% pink feldspar and 1% muscovite.

PFN	is a modern geologic logging method known as Prompt Fission Neutron. PFN is considered a direct measurement of true uranium concentration (% U3O8) and is used to verify the grades of mineral intercepts previously reported by gamma logging. PFN logging is accomplished by a down-hole probe in much the same manner as gamma logs, however only the mineralized interval plus a buffer interval above and below are logged.

Abbreviations:

BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
eU3O8	equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft) of a mineral intercept (expressed without units)
IX	Ion Exchange

ISR	In Situ Recovery (literally, ‘in place’ recovery)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
RCRA	Resource Conservation and Recovery Act
U	Uranium in its natural isotopic ratios
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, WQD/Water Quality Division; AQD/Air Quality Division; and Solid and Hazardous Waste Division)
WEQC	Wyoming Environmental Quality Council
WGFD	Wyoming Game and Fish Department

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
0.03215 troy ounces	1 gram	31.1035 grams	1 troy ounce
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton

Reporting Currency

All amounts in this report are expressed in United States dollars, unless otherwise indicated.  Financial information is presented in accordance with United States generally accepted accounting principles.

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in the identification, acquisition, evaluation, exploration, development and operation of uranium mineral properties in Canada and the United States. We have constructed and begun operation of our first in situ recovery uranium mine at our Lost Creek Project, Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006.  Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE MKT under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary:  Ur-Energy USA Inc. (“Ur-Energy USA”), a company incorporated under the laws of the State of Colorado.

Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC (“NFU Wyoming”), a limited liability company formed under the laws of the State of Wyoming to facilitate acquisition of certain property and assets and, currently, to act as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to hold and operate our Lost Creek Project and certain other of our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), a company incorporated under the laws of the State of Delaware, acquired in December 2013, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming.

Ur-Energy USA has two jointly held subsidiaries with NFU Wyoming: NFUR Bootheel, LLC, a limited liability company formed under the laws of the State of Colorado to facilitate participation in an exploration, mining and development agreement with Jet Metal Corp. (formerly, Crosshair Energy Corporation); and NFUR Hauber, LLC, a limited liability company formed under the laws of the State of Colorado to facilitate participation in a venture project at our Hauber project.

NFUR Hauber has one wholly-owned subsidiary:  Hauber Project LLC, a limited liability company formed under the laws of the State of Colorado to hold our Hauber project.  NFUR Hauber, LLC is the sole member and manager of Hauber Project LLC.

NFUR Bootheel has one subsidiary:  The Bootheel Project, LLC, a limited liability company formed under the laws of the State of Colorado to hold the Bootheel and Buck Point properties, is a venture formed with Jet Metal Corp., in which Ur-Energy, at December 31, 2013, owns a 19.115% interest.

Currently, and at the end of 2013, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are set out here:

We are engaged in the exploration and development of uranium mineral properties.  Our wholly-owned Lost Creek project in Sweetwater County, Wyoming is our primary property. The project has been fully permitted and licensed since October 2012. We received operational approval by the U.S. Nuclear Regulatory Commission (“NRC”), and started production operation activities in August 2013.  Our first sales from Lost Creek were made in December 2013.

Currently, we have six long-term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production at fixed pricing.  The multi-year sales agreements represent a portion of our anticipated production from 2013 through 2019.  These agreements individually do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements.  The balance of our Lost Creek production will be sold through spot sales and through additional multi-year agreements.

Our newest project, Shirley Basin, is one of the assets acquired as a part of the Pathfinder Mines Corporation transaction which we closed in December 2013. We also acquired all the historic geologic and engineering data for the project, which has nearly 5,500 historic drillholes and historic reports indicating a remaining historic resource; the historic reports are not NI 43-101 compliant.  We have begun a drill program for a limited number of confirmatory holes to complete a NI 43-101 mineral resource estimate.  Baseline studies necessary for the permitting and licensing of the project are also expected to be advanced in 2014.

We utilize in situ recovery of the uranium at Lost Creek and will do so at other projects where this is possible.    In situ recovery (ISR) technique is employed in uranium extraction because the technique allows for a lower cost and effective recovery of roll front mineralization. The in situ technique does not require the installation of tailings facilities or significant surface disturbance. This mining method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, sodium bicarbonate as a complexing agent, and carbon dioxide for pH control.  The complexing agent bonds with the uranium to form uranyl carbonate which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using Ion Exchange (IX). The groundwater is re-fortified with the oxidizer and complexing agent and sent back to the wellfield to recover additional uranium.

Our Lost Creek processing facility includes all circuits for the production, drying and packaging of uranium yellowcake for delivery into sales.  We expect that the Lost Creek processing facility will be utilized for the drying and packaging of uranium from Shirley Basin, for which we currently anticipate the need only for a satellite plant.

Our Mineral Properties

Our current land portfolio includes 14 projects in the United States and three exploration projects in Canada.  Ten of the U.S. projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control a total of more than 2,100 unpatented mining claims and four State of Wyoming mineral leases for a total of approximately 42,000 acres (16,997 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”).  Five of the projects at the Lost Creek Property contain NI 43-101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North.  See Resource Summary above in Technical Developments.  Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Our Wyoming properties together total nearly 66,000 acres (approximately 27,000 hectares) and now include two new properties, Shirley Basin and Lucky Mc, following the completion of our acquisition of Pathfinder Mines Corporation in December 2013. We have two properties in the Northwest Territories, Canada and one property in Nunavut, Canada, together totalling approximately 138,000 acres (approximately 56,000 hectares).

Operating Properties

Lost Creek Project – Great Divide Basin, Wyoming

The Lost Creek Project area was acquired in 2005, and is located in the Great Divide Basin, Wyoming. The main mineral trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The permit area of the Lost Creek Project covers 4,254 acres (1,722 hectares), comprising 201 lode mining claims and one State of Wyoming mineral lease section. Regional access relies almost exclusively on existing public roads and highways. The local and regional transportation network consists of primary, secondary, local and unimproved roads. Direct access to Lost Creek is mainly on two crown-and-ditched gravel paved access roads to the processing plant. One road enters from the west off of Sweetwater County Road 23N (Wamsutter-Crooks Gap Road); the other enters from the east off of BLM Sooner Road.  On a wider basis, from population centers, the Property area is served by an Interstate Highway (Interstate 80), a US Highway (US 287), Wyoming state routes (SR 220 and 73 to Bairoil), local county roads, and BLM roads.  The Lost Creek Property is located as shown here:

LOST CREEK PROPERTY
GREAT DIVIDE BASIN, WYOMING
Great Divide Basin, Wyoming, USA
N
Montana
Sheridan
Big Horn
Crook
I-90
Johnson
Campbell
Weston
Teton
Washakie
Hot Springs
Natrona
Converse
Fremont
Niobrara
South Dakota
Nebraska
Sublette
Casper
I-25
Lost Creek
Platte
Lincoln
Goshen
Idaho
Great Divide
Basin
Sweetwater
Rawlins
I-80
Albany
Laramie
Carbon
Cheyenne
Uinta
Utah
Colorado
0
50
100
miles
February 2014

The basic infrastructure (power, water, and transportation) necessary to support our ISR operation is located within reasonable proximity.  Generally, the proximity of Lost Creek to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property.  Existing regional overhead electrical service is aligned in a north-to-south direction along the western boundary of the Lost Creek Project.  A new overhead power line, approximately 2 miles in length, was constructed to bring power from the existing Pacific Power line to the Lost Creek plant.  Power drops have been made to the property and distributed to the plant, offices, wellfields, and other facilities.

A production royalty of 1.67% was in place with respect to 20 claims of the Lost Creek Project until it was purchased back by the company in April 2013.  There are no remaining royalties at the Lost Creek Project, except for the royalty on the State of Wyoming section mineral lease as provided by law. Currently, there is no significant production planned from the State lease section.

Production Operations

Following receipt of the final regulatory authorization in October 2012, we commenced construction at Lost Creek. Construction included the plant facility and office building, installation of all process equipment, installation of two access roads, additional power lines and drop lines, deep disposal wells, construction of two holding ponds, warehouse building, and drillshed building. We also completed extensive wellfield construction at Mine Unit 1, which included drilling more than 1,000 wells, construction and installation of three operating header houses, and construction of other header houses which are readied to come online.  We incurred $55.5 million in construction, equipment purchases and wellfield development costs through December 31, 2013.

In August 2013 we were given operational approval by the NRC and commenced production operation activities. Since that time we continue to commission all aspects of the plant facility and wellfield operations.  At year-end, operation of all processing circuits had been initiated.

Updated Preliminary Economic Assessment for Lost Creek Property

During 2013, we issued an updated Preliminary Economic Assessment for the Lost Creek Property Sweetwater County Wyoming (December 30, 2013 (TREC, Inc.))(the “2013 PEA”).  According to the 2013 PEA, the current mineral resources at the Lost Creek Property are as follows:

Lost Creek Property - Resource Summary (December 30, 2013 NI 43-101 (TREC, Inc.))

	MEASURED			INDICATED			INFERRED
	AVG	SHORT		AVG	SHORT		AVG	SHORT
PROJECT	GRADE	TONS	LBS	GRADE	TONS	LBS	GRADE	TONS	LBS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.058	3,117	3,590	0.052	2,350	2,444	0.057	1,836	2,085
LC EAST	0.054	1,175	1,260	0.040	1,690	1,361	0.046	1,666	1,533
LC NORTH	——	——	——	——	——	——	0.049	489	482
LC SOUTH	——	——	——	——	——	——	0.042	710	603
LC WEST	——	——	——	——	——	——	0.109	17	37
EN	——	——	——	——	——	——	——	——	——
GRAND TOTAL	0.057	4,292	4,850	0.048	4,039	3,805	0.051	4,718	4,740

		MEASURED + INDICATED =			8,332	8,655

Notes:
1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Based on grade cutoff of 0.02 percent eU3O8 and a grade x thickness cutoff of 0.3 GT.
4.	Typical ISR industry practice is to apply a GT cutoff in the range of 0.3 which has generally been determined to be a viable cut-off value. This 0.3 GT cutoff was used in this evaluation without direct relation to an associated price.
5.	Measured, Indicated, and Inferred Mineral Resources as defined in Section 1.2 of NI 43-101 (CIM Definition Standards).
6.	Resources are reported through August 31, 2013.

Information shown in the table above differs from the disclosure requirements of the SEC.  See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

The 2013 PEA mineral resource estimate includes drill data and analyses of more than three thousand holes and nearly 1.8 million feet of drilling at the Lost Creek Project alone.  With the acquisition of Lost Creek project, we acquired logs and analyses from 571 historic holes representing 368,000 feet of data.  Ur-Energy has since drilled 2,468 holes and wells including the construction and development drilling of 2012-2013 for Mine Unit 1 at Lost Creek.  Additionally, drilling from the other five projects at the Lost Creek Property, both historic and our drill programs, is included in the mineral resource estimate.   Collectively, this represents an additional 2,377 drillholes (1,301,329 feet).

Regulatory Authorizations and Land Title of Lost Creek

Beginning in 2007, we completed all necessary applications and related processes to obtain the required permitting and licenses for the Lost Creek Project, of which the three most significant are: a Source and Byproduct Materials License from the U.S. Nuclear Regulatory Commission (“NRC”) (received August 2011); a Plan of Operations with the United States Bureau of Land Management (“BLM”) (Record of Decision (“ROD”) received October 2012; affirmed by U.S. District Court for the District of Wyoming, September 2013); and a Permit and License to Mine from the Wyoming Department of Environmental Quality (“WDEQ”) (October 2011).  The WDEQ License to Mine was issued following determinations in favor of the project by the Wyoming Environmental Quality Council (“WEQC”) with respect to a third-party objection, which included a WEQC direction that the WDEQ Permit be approved by the WDEQ.  The WDEQ Permit includes the approval of the first mine unit, as well as the Wildlife Management Plan, including a positive determination of the protective measures at the project for the greater sage grouse species.

In March 2010, the U.S. Fish and Wildlife Service (“USFWS”) submitted a finding of “warranted for listing but precluded by higher priorities” with regard to the greater sage grouse, whose habitat includes Wyoming.  A finding that listing is “warranted but precluded” results in recognition of the greater sage grouse as a candidate for listing. This finding is reconsidered annually, taking into account changes in the status of the species. When higher priority listing actions have been addressed by the USFWS for other species, a proposed listing rule is prepared and issued for public comment. This means that until the USFWS finalizes a listing determination, the greater sage grouse will remain under state management.

As a part of the Lost Creek WDEQ Application, we submitted a Wildlife Protection Plan addressing, among other issues, the sage grouse. The Wyoming Game and Fish Department (“WGFD”) reviewed and recommended the Wildlife Management Plan to the WDEQ, including findings that the Wildlife Management Plan meets all of the protection measures for the greater sage grouse species, and is consistent with the Wyoming Governor’s Executive Order on the sage grouse.  Following WGFD’s recommendation, the Lost Creek Wildlife Management Plan was incorporated into the WDEQ Permit, and subsequently upheld by the WEQC rulings.

The State of Wyoming has developed a “core-area strategy” to help protect the greater sage grouse species within certain core areas of the state.  Exploration areas of our Lost Creek property are all within a designated core area and are thus subject to work activity restrictions from March 1 to July 15 of each year.  The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage grouse.  Drilling activity is not restricted outside this period. The sage grouse timing restrictions relevant to ISR production and operational activities at the Lost Creek Project are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. Therefore, there are no timing restrictions on drilling, construction, or operational activities within pre-approved disturbed areas within our permit to mine.

Additional authorizations from federal, state and local agencies for the Lost Creek project include:  WDEQ-Air Quality Division Air Quality Permit (January 2010; renewed in 2012) and WDEQ-Water Quality Division Class I Underground Injection Control (“UIC”) Permit (May 2010).  The latter permit allows Lost Creek to operate up to five Class I injection wells to meet the anticipated disposal requirements for the life of the Lost Creek Project.  The Environmental Protection Agency (“EPA”) issued an aquifer exemption for the Lost Creek project.  The WDEQ’s separate approval of the aquifer reclassification is a part of the WDEQ Permit.  We also received approval from the EPA and the Wyoming State Engineer’s Office for the construction and operation of two holding ponds at Lost Creek.

Through certain of our subsidiaries, we control the federal unpatented lode mining claims and State of Wyoming mineral leases which make up the Lost Creek Property. Title to the mining claims is subject to rights of pedis possessio against all third-party claimants as long as the claims are maintained. The mining claims do not have an expiration date.  Affidavits have been timely filed with the BLM and recorded with the Sweetwater County Recorder attesting to the payment of annual maintenance fees to the BLM as established by law from time to time.  The state leases have a ten-year term, subject to renewal for successive ten-year terms.

The surface of all the mining claims is controlled by the BLM, while we have the right to use as much of the surface as is necessary for exploration and mining of the claims, subject to compliance with all federal, state and local laws and regulations.  Surface use on BLM lands is administered under federal regulations.  Similarly, access to state-controlled land is largely inherent within the State of Wyoming mineral lease.  The state lease at the Lost Creek Project requires a nominal surface impact fee to be paid. The other state mineral leases currently do not have surface impact payment obligations.

Exploration and Development Properties

Our Five Projects Adjoining Lost Creek Together with the Lost Creek Project Form the Lost Creek Property

The LC East and LC West Projects (approximately 4,780 acres (1,934 hectares) and 3,840 acres (1,554 hectares), respectively) were added to the Lost Creek Property in 2012. The two projects were formed through location of new unpatented lode mining claims and the asset exchange completed in February 2012 with Uranium One Americas, Inc., through which we acquired 175 unpatented mining claims and related data.  In 2012, all baseline studies at LC East were initiated; we currently anticipate filing applications for amendments of the Lost Creek licenses and permits, to include development of LC East, during second quarter 2014. The East Mineral Trend (the “EMT”) is a second mineral trend of significance, in addition to the MMT at Lost Creek, identified by historic drilling on the lands forming LC East.  Although geologically similar, it appears to be a separate and independent trend from the MMT.  The 2013 PEA recommends delineation drilling of identified resources in the EMT continue, together with baseline studies toward a goal of permitting future production.  As well, exploration drilling in the northern portions of the project is recommended.  We also intend to conduct exploration drilling of LC West to pursue extensions of the MMT in the HJ and KM horizons of the deposit.

The LC North Project (approximately 7,489 acres (3,031 hectares)) is located to the north and to the west of the Lost Creek Project. Historical wide-spaced exploration drilling on this project consisted of 161 drill holes.  In 2007, Ur-Energy drilled 30 exploration holes in two areas immediately north of the Lost Creek Project.  In 2011, additional drilling was conducted on the LC North Project; in total, 105 holes and one well were drilled (total, 101,919 feet 31,065 meters)). Exploration drilling will be conducted at LC North to pursue the potential of an extension of the MMT in the HJ and KM horizons.

The LC South Project (approximately 11,467 acres (4,641 hectares)) is located to the south and southeast of the Lost Creek Project. Historical drilling on the LC South Project consisted of 482 drill holes. In 2010, Ur-Energy drilled 159 exploration holes (total, 101,270 feet (30,876 meters)) which confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project.  Also, a series of wide-spaced drill holes were part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons.  The FG trend, the HJ and KM horizons will be further explored, as well as additional drilling to further evaluate the potential of deeper mineralization.

The EN Project (approximately 10,122 acres (4,096 hectares)) is adjacent to and east of LC South.  Ur-Energy has over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. Although no mineral resource is yet reported due to the limited nature of the data, the 2013 PEA continues to recommend that the EN project should be explored further with wide spaced framework drilling to assess regional alteration and stratigraphic relationships.

History and Geology of the Lost Creek Property

Uranium was discovered in the Great Divide Basin, where Lost Creek is located, in 1936.  Exploration activity increased in the early 1950s after the Gas Hills District discoveries, and continued to increase in the 1960s, with the discovery of numerous additional occurrences of uranium. Wolf Land and Exploration (which later became Inexco), Climax (Amax) and Conoco Minerals were the earliest operators in the Lost Creek area and made the initial discoveries of low-grade uranium mineralization in 1968.  Kerr-McGee, Humble Oil, and Valley Development, Inc. were also active in the area.  Drilling within the current Lost Creek Project area from 1966 to 1976 consisted of approximately 115 wide-spaced exploration holes by several companies including Conoco, Climax (Amax), and Inexco.

Texasgulf acquired the western half of what is now the Lost Creek Project in 1976 through a joint venture with Climax and identified what is now referred to as the Main Mineral Trend (MMT).  In 1978, Texasgulf optioned into a 50% interest in the adjoining Conoco ground to the east and continued drilling, fully identifying the MMT eastward to the current Project boundary; Texasgulf drilled approximately 412 exploration holes within what is now the Lost Creek Project.  During this period Minerals Exploration Company (a subsidiary of Union Oil Company of California) drilled approximately 8 exploration holes in what is currently the western portion of the Lost Creek Project.  Texasgulf dropped the project in 1983 due to declining market conditions. The ground was subsequently picked up by Cherokee Exploration, Inc. which conducted no field activities.

In 1987, Power Nuclear Corporation (also known as PNC Exploration) acquired 100% interest in the project from Cherokee Exploration, Inc.  PNC Exploration conducted a limited exploration program and geologic investigation, as well as an evaluation of previous in situ leach testing by Texasgulf.  PNC Exploration drilled a total of 36 holes within the current Project area.

In 2000, New Frontiers Uranium, LLC acquired the property and database from PNC Exploration, but conducted no drilling or geologic studies. New Frontiers Uranium, LLC later transferred the Lost Creek Project-area property along with its other Wyoming properties to its successor NFU Wyoming, LLC.  In June 2005, Ur-Energy USA purchased 100% ownership of NFU Wyoming, LLC.

The Lost Creek Property is situated in the northeastern part of the GDB which is underlain by up to 25,000 ft. of Paleozoic to Quaternary sediments.  The GDB lies within a unique divergence of the Continental Divide and is bounded by structural uplifts or fault displaced Precambrian rocks, resulting in internal drainage and an independent hydrogeologic system.  The surficial geology in the GDB is dominated by the Battle Spring Formation of Eocene age. The dominant lithology in the Battle Spring Formation is coarse arkosic sandstone, interbedded with intermittent mudstone, claystone and siltstone.  Deposition occurred as alluvial-fluvial fan deposits within a south-southwest flowing paleodrainage. The sedimentary source is considered to be the Granite Mountains, approximately 30 miles to the north.  Maximum thickness of the Battle Spring Formation sediments within the GDB is 6,000 ft.

Uranium deposits in the GDB are found principally in the Battle Spring Formation, which hosts the Lost Creek Project deposit. Lithology within the Lost Creek deposit consists of approximately 60% to 80% poorly consolidated, medium to coarse arkosic sands up to 50 ft. thick, and 20% to 40% interbedded mudstone, siltstone, claystone and fine sandstone, each generally less than 25 ft. thick.  This lithological assemblage remains consistent throughout the entire vertical section of interest in the Battle Spring Formation.

Outcrop at Lost Creek is exclusively that of the Battle Spring Formation.  Due to the soft nature of the formation, the Battle Spring Formation occurs largely as sub-crop beneath the soil.  The alluvial fan origin of the formation yields a complex stratigraphic regime which has been subdivided throughout Lost Creek into several thick horizons dominated by sands, with intervening named mudstones.  Lost Creek is currently licensed and permitted to produce from the HJ horizon; we will seek amendment of the licenses to be able to produce from the KM horizon.

Pathfinder Mines Corporations:  Shirley Basin Mine Site (Shirley Basin, Wyoming) and Lucky Mc Mine Site (Gas Hills Mine District, Wyoming)

As a part of the Pathfinder acquisition, we now own the Shirley Basin and Lucky Mc mine sites in the Shirley Basin and Gas Hills mining districts of Wyoming, respectively, from which Pathfinder and its predecessors historically produced more than seventy-one million pounds of uranium, primarily from the 1960s through the 1990s. Pathfinder’s predecessors included COGEMA, Lucky Mc Uranium Corporation, and Utah Construction/Utah International.

Both Lucky Mc and Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. We assumed the remaining reclamation responsibilities including financial surety for reclamation, at Shirley Basin and at the Lucky Mc mine site. The Lucky Mc tailings site was fully reclaimed and has been transferred to the U.S. Department of Energy. Therefore, we assumed no obligations with respect to the NRC License at the Lucky Mc tailings site, which were assumed by the AREVA-group seller upon closing.  We do not have plans for the further exploration or development of the Lucky Mc property during 2014.

Together with property holdings of patented lands, unpatented mining claims, and State of Wyoming and private leases totalling more than 5,500 acres (nearly 3,700 acres at Shirley Basin (approximately 1,500 hectares); approximately 1,800 at Lucky Mc (approximately 750 hectares)), we also acquired all historic geologic, engineering and operational data related to the two mine areas.  We estimate that approximately 20 – 25 additional drill holes will be required to verify the quality of mineralization at Shirley Basin in a drill program which has begun in February 2014.  We will use gamma, PFN and core analysis. Following that drilling and analyses, our experienced in situ geologists will utilize the GT method to calculate an NI 43-101 compliant mineral resource estimate.  We are also beginning the environmental baseline studies which will form the basis for our applications for permits and licenses for production at Shirley Basin. The Shirley Basin project is located in Carbon County, Wyoming, approximately 40 miles south of Casper, Wyoming.  The project is accessed by travelling west from Casper, on Highway 220.  After travelling 18 miles, turn south on Highway 487 and travel an additional 35 miles; the entrance to Shirley Basin Mine is to the east.

Following the renegotiated share purchase agreement, there is a 5% production royalty at Shirley Basin under certain market conditions. That royalty will be limited by the following market conditions: (i) if the reported spot price exceeds $55 prior to June 30, 2016 the 5% gross royalty is capped at $6,625,000; (ii) if the reported spot price exceeds $45, but does not exceed $55 prior to June 30, 2016 the royalty cap is reduced to $3,700,000; (iii) if the reported spot price does not exceed $45 prior to June 30, 2016 the royalty is terminated. The amount of production royalty, if triggered, may be purchased back at any time at our election.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the United States that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines.  We have assumed the operation of the byproduct disposal site and are accepting deliveries under several existing contracts.

Shirley Basin History and Geology

Shirley Basin property lies in the northern half of the historic Shirley Basin uranium mining district.  Earliest discoveries were in 1954 by Teton Exploration.  Mining started in 1958 by Utah Construction Corp. (predecessor to Pathfinder Mines Corp.) and Homestake Mining using underground methods.  In 1961 Utah Construction switched to solution mining methods because of difficult underground conditions; this was the first commercial application of solution mining for uranium in the United States.  The decision to move to open-pit mining by Utah Construction came in 1968.  All production within the district has been by open-pit methods since that time.  Mining in the district ended in 1992 when Pathfinder shut down production due to market conditions.  Shirley Basin is the second most prolific uranium mining district in Wyoming, behind the Gas Hills district.  Total production from Shirley Basin was 51.3 million pounds of uranium, of which 28.3 million pounds came from the Utah Construction/Pathfinder operations.

Resources currently targeted for ISR production by Pathfinder represents previously identified but unmined extensions of mineral trends that were open-pit mined.  Most had been targeted for mining but were abandoned with shut-down of the mining operations in 1992.

The Shirley Basin mining district lies in the north-central portions of the Shirley Basin, which is one of several inter-montane basins in Wyoming created during the Laramide mountain building geologic event.  The southern half of the Shirley Basin is floored by folded sedimentary formations of Cretaceous age.  In the northern half of the basin the Cretaceous units are covered by fluvial stream sediments of the Eocene age Wind River Formation which were deposited within paleo-drainages cut into a paleo-topographic surface on the older Cretaceous units.  The source of the Wind River sediments is the granitic terrain within the Laramie Range, approximately 15 miles east of the district.  The Wind River Formation was subsequently covered by younger volcanic ash-choked fluvial sediments of the White River and Arikaree Formations of Oligocene and Miocene age, respectively.

The Wind River Formation is the host of all uranium mineralization mined within the Shirley Basin mining district. The lithology of the Wind River Formation is characterized by thick, medium to coarse grained, arkosic sandstones separated by thick claystone units. Sandstones and claystones are typically 20 to 50 feet thick. Total thickness of the Wind River Formation ranges from approximately 400 to 500 feet. The two most dominant sandstones are named the Main and Lower Sands. The Lower Sand represents the basal sand unit of the Wind River Formation and in places lies directly above the underlying Cretaceous formations.

Uranium occurs as roll front type deposits along the edge of large regional alteration systems within the sandstone units of the Wind River Formation.  Both the Main and Lower Sands host uranium and were mined in the past.  The Main Sand is the host to the mineralization currently targeted by Pathfinder for ISR development.  The primary target is called the Fab Trend and represents the connecting mineral trend between two past-produced open-pits.  Studies by Pathfinder/Areva in the late 1990s indicate that this mineralization may be amenable to ISR extraction.  A secondary target is called Area 5 which was an ISR target for Pathfinder prior to shut-down of operations.

Lost Soldier Project – Great Divide Basin, Wyoming

Acquired in 2005, the Lost Soldier project is located approximately 14 miles (22.5 kilometers) to the northeast of the Lost Creek Project.  Lost Soldier has over 3,700 historic drill holes defining 14 mineralized sandstone units.  We maintain 143 unpatented mining claims at Lost Soldier, totaling approximately 2,710 mineral acres.  While no longer deemed to be a material property, we anticipate that further technical work on Lost Soldier will continue to be completed as corporate priorities are determined for the exploration and development of the Lost Creek Property and Shirley Basin, and funding may be allocated to the Lost Soldier project.

The Bootheel Project, LLC and The Bootheel Project – Shirley Basin, Wyoming

Jet Metal Corp., formerly Crosshair Energy Corporation (“Jet Metal”) has been the Manager of The Bootheel Project venture since 2007.  Following a decision to not fund our portion of the budget for the venture’s budget year ending March 31, 2012, our ownership interest was reduced from 25% to approximately 19%. Since that budget year, we have participated in the Project’s budgets and programs, although both programs have been nominal maintenance programs. In February 2013, the private mineral lease agreements for the Bootheel property of the Project expired and were not renewed. Portions of the minerals included in the technical report issued by Crosshair, are located on the leased lands at the Bootheel property. In June 2013, the Management Committee of the Bootheel Project chose to abandon certain unpatented mining claims at the Bootheel property, while retaining mining claims and the State of Wyoming uranium lease on which the remaining mineral resource is located.  There is no reported mineral resource at the Buck Point property.  In June 2013, the Management Committee determined to abandon all unpatented mining claims at Buck Point.  Subsequently, the State of Wyoming mineral lease at Buck Point was relinquished. As a result, Ur-Energy’s investment in the Buck Point property was written off.  At December 31, 2013, an impairment analysis of the remaining investment at the Bootheel property resulted in a $37,000 write-down because it was determined that the carrying cost was greater than the enterprise value of the underlying mineral resource.

Canadian Exploration Properties

We have three exploration properties in northern Canada:  Screech Lake and Gravel Hill (together, approximately 96,100 acres (38,900 hectares)) in the Thelon Basin, Northwest Territories, and Bugs (approximately 45,000 acres (18,200 hectares)) in the Baker Lake Basin, Nunavut.  Landholdings at Screech Lake total more than 60,600 acres (24,500 hectares). Various exploration and field programs have been conducted on the property since 2005.  Highly anomalous radon concentrations and trends were identified.  The coincidence of consistent high to extremely high radon with deep structure and conductivity combine to make the North Screech radon trend the primary focus for further exploration on the project.  No work was conducted at the Canadian projects during 2013 and no work is planned in 2014.

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. Because of their greater financial and technical resources, competitive bidding process involving such companies will be challenging; this competition extends to the further acquisition of properties and also equipment, contractors and personnel required to explore and develop such properties. Additionally, these larger companies have greater resources to continue with their operations during periods of depressed market conditions.

Unlike other commodities, uranium does not trade on an open market.  Contracts are negotiated privately by buyers and sellers. Our existing long-term agreements are described in Item 1, above and in Item 7, below.

Uranium prices are published by two of the leading industry-recognized independent market consultants, The Ux Consulting Company, LLC and TradeTech, LLC, who publish on their respective websites.  The following information reflects an average of the per pound prices published by these two consulting groups for the timeframe indicated:

December 31 of [year]	2008	2009	2010	2011	2012	2013
Spot price (US$)	$52.50	$44.50	$62.25	$51.88	$43.38	$34.50

LT price (US$)	$70.00	$61.00	$66.00	$62.00	$56.50	$50.00

End of [month]	Aug-13	Sep-13	Oct-13	Nov-13	Dec-13	Jan-14	Feb-14 (wk of 2.24.14)
Spot price (US$)	$34.50	$35.00	$34.50	$36.08	$34.50	$35.45	$35.55

LT price (US$)	$54.00	$50.50	$50.00	$50.00	$50.00	$50.00	$50.00

Government Regulation

As set forth above, our exploration projects and operations at Lost Creek and our other projects in Wyoming where exploration, development and operations are taking place, are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws govern exploration, development, production, exports, taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Minerals exploration and development activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Minerals extraction operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  As of this date, other than with respect to the posting of a performance bond and the costs associated with our permitting and licensing activities, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Environment Regulations

As set forth above, our mineral projects are the subject of extensive environmental regulation at federal, state and local levels.

Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation and regulations regarding radiation safety, emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation requires well and facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (the "EPA"), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the Safe Drinking Water Act allows for the UIC permits issued by states to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state's program must have been granted primacy, as is the case in Wyoming.  Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site.

CERCLA

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released, and for natural resource damages.

Air Emissions

Our operations are subject to state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties, and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA and the State of Wyoming have promulgated regulations that require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Employees

At December 31, 2013, Ur-Energy USA employed 30 people in its Littleton, Colorado (17) and Casper, Wyoming (13) offices.  Lost Creek ISR, LLC employed 60 people at the Lost Creek Culver-Douglas Uranium Recovery Facility near Wamsutter, Wyoming.  None of our other subsidiaries had employees in 2013.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1300, Ottawa, Ontario K1P 6L5.  Our United States corporate headquarters is located at 10758 West Centennial Road, Suite 200, Littleton, Colorado, 80127. We maintain a corporate and operations office at 5880 Enterprise Drive, Suite 200, Casper, Wyoming 82609. Lost Creek operational offices are located at the Culver-Douglas Uranium Recovery Facility, 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336.

Available Information

Detailed information about Ur-Energy is contained in our annual reports, formerly filed on Form 40-F, quarterly reports, formerly on Form 6-K, current reports, formerly on Form 6-K, and, since January 1, 2014, on Form 8-K, and other reports, and amendments to those reports, that we file with or furnish to the SEC and the Canadian regulatory authorities. These reports are available free of charge on our website, www.ur-energy.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the Canadian regulatory authorities.  However, our website and any contents thereof should not be considered to be incorporated by reference into this Annual Report on Form 10-K.

We will furnish copies of such reports free of charge upon written request to our Corporate Secretary:

Ur-Energy Inc.
Attention: Corporate Secretary
10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
Telephone: 1-866-981-4588
Email: legaldept@ur-energy.com

Additionally, our corporate governance guidelines, Code of Ethics and the charters of each of the standing committees of our Board of Directors are available on our website. We will furnish copies of such information free of charge upon written request to our Corporate Secretary, as set forth as above.

Other information relating to Ur-Energy may be found on the SEC’s website at http://www.sec.gov/edgar.shtml or on the SEDAR website at www.sedar.com. Our reports can be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C., 20549.

Item 1A.  RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider the following discussion of risks in addition to the other information in this annual report before purchasing any of our securities. In addition to historical information, the information in this annual report contains “forward-looking” statements about our future business and performance. Our actual operating results and financial performance may be very different from what we expect as of the date of this annual report. The risks below address material factors that may affect our future operating results and financial performance.

Risks Related to Our Business

Mining operations involve a high degree of risk.

Mining operations generally involve a high degree of risk. We continue to commission and ramp up our production activities at our first uranium in situ recovery facility at Lost Creek, where production activities commenced only seven months ago. Our operations at Lost Creek and other projects as they continue in development will be subject to all the hazards and risks normally encountered in the exploration, development and production of uranium, including unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions, other conditions involved in the drilling and removal of material, and industrial accidents, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability.

The results of exploration and ultimate production are highly uncertain.

The exploration for, and development of, mineral deposits involves significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish mineral resources or reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. It is impossible to ensure that our current exploration and development programs will result in profitable commercial operations.

Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as uranium prices, which are highly cyclical and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of uranium and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Our property interests and our projects are subject to volatility in the price of uranium.

The price of uranium is volatile.  Changes in the price of uranium depend on numerous factors beyond our control including international, economic and political trends; changes in public acceptance of nuclear power generation as a result of any future accidents or terrorism at nuclear facilities, including the longer-term effects on the market due to the events following the earthquake and tsunami affecting the Fukushima nuclear plant in Japan; changes in governmental regulations; expectations of inflation; currency exchange fluctuations; interest rates; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties cannot accurately be predicted.  Because most of our properties are in exploration and development stage and Lost Creek has only just commenced operations, it is not yet possible for us to control the impact of fluctuations in the price of uranium.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities expensive, and which may change at any time.

Environmental legislation and regulation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties and mining and energy production activities have occurred near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential for liability may exist under federal or state remediation statutes.

The uranium mining industry is capital intensive, and we may be unable to raise necessary additional funding.

Additional funds may be required to fund working capital or to fund exploration activities at our properties other than Lost Creek. Potential sources of future funds available to us, in addition to the sales proceeds from Lost Creek production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets.  There is no assurance that such funding will be available to us to continue development or future exploration.  Furthermore, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.  In addition, any future equity financings may result in substantial dilution for our existing shareholders.

Restrictive covenants in agreements governing our indebtedness may restrict our ability to pursue our business strategies.

Our State Bond Loan and the RMBAH facility, under which we have received approximately $40 million in debt financing, include restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness.

If we are unable to service our indebtedness, we could lose the assets securing our indebtedness.

Our ability to make scheduled payments depends on our financial condition and operating performance, which are subject to prevailing economic, competitive, legislative and regulatory conditions beyond our control. We may be unable to generate a level of cash flow from operating activities sufficient to permit us to pay the principal, interest and other fees on our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and the enforcement by the lenders against the assets securing our indebtedness. The secured collateral includes the Lost Creek assets (State Bond Loan) and the Pathfinder assets (RMBAH facility). These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

The uranium market is volatile with limited customers.

The marketability of uranium and acceptance of uranium mining is subject to numerous factors beyond our control. The price of uranium may experience volatile and significant price movements over short periods of time. Factors affecting the market include demand for nuclear power; changes in public acceptance of nuclear power generation as a result of any future accidents or terrorism at nuclear facilities, including the continuing effects on the market due to the events following the earthquake and tsunami in Japan in March 2011; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste, sales of excess civilian and military inventories (including from the dismantling of nuclear weapons) by governments and industry participants; and production levels and costs of production in geographical areas such as Russia, Kazakhstan, Africa and Australia.

Our mining operations are subject to numerous environmental laws, regulations and permitting requirements and bonding requirements that can delay production and adversely affect operating and development costs.

Our business is subject to extensive federal, state, provincial and local laws governing prospecting and development, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, environmental protection, endangered species protections, and other matters. Exploration, development and production operations are also subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, and particularly to uranium recovery, to monitor the discharge of waste water and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to litigation.  Many of these laws and regulations have tended to become more stringent over time.  Any change in such laws could have a material adverse effect on our financial condition, cash flow or results of operations.  There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations.  Further, there is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and expense, or may cause a project to be permanently halted.

Many of our operations require licenses and permits from various governmental authorities. We believe we hold all necessary licenses and permits to carry on the activities which we are currently conducting or propose to conduct under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities including constructing mines or milling facilities and commencing or continuing exploration or mining activities or operations at any of our properties. In addition, if we proceed to production on any other exploration property, we must obtain and comply with permits and licenses which will contain specific operating conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any such conditions.

Lack of acceptance of nuclear energy and deregulation of the electrical utility industry could impede our business.

Our future prospects are tied directly to the electrical utility industry worldwide. Deregulation of the utility industry, particularly in the United States and Europe, is expected to affect the market for nuclear and other fuels for years to come, and may result in a wide range of outcomes including the expansion or the premature shutdown of nuclear reactors.  Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of the nuclear technology as a means of generating electricity.  Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry.

Our mineral resource estimates may not be reliable.

Until reserves or resources are actually mined and processed, the quantity of resources and grades must be considered as estimates only.  There are numerous uncertainties inherent in estimating quantities of resources, including many factors beyond our control, and no assurance can be given that the recovery of estimated reserves or resources will be realized. In general, estimates of resources are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

•	geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;
•	the judgment of the engineers preparing the estimate;
•	estimates of future uranium prices and operating costs;
•	the quality and quantity of available data;
•	the interpretation of that data; and
•	the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

All estimates are, to some degree, uncertain. For these reasons, estimates of the recoverable mineral resources prepared by different engineers or by the same engineers at different times, may vary substantially. As such, there is significant uncertainty in any mineralized material estimate and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

We are subject to risks associated with litigation and other legal proceedings.

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation or other proceedings. Additionally, as is the case currently, we may find ourselves involved directly or indirectly in legal proceedings, in the form of administrative proceedings or litigation, arising from challenges to regulatory actions. Such administrative proceedings and litigation related to regulatory matters may delay or halt exploration or development of our projects.  The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, ability to operate, results of operations or our property development.

The uranium industry is highly competitive and is competitive with other energy sources.

The international uranium industry is highly competitive. Our activities are directed toward the search, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that the expenditures to be made by us will result in discoveries of commercial quantities of uranium deposits. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. We will compete with other interests, many of which have greater financial resources than it will have, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration and development efforts.

Nuclear energy competes with other sources of energy, including oil, natural gas, coal, hydro-electricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Lower prices of oil, natural gas, coal and hydro-electricity may result in lower demand for uranium concentrate and uranium conversion services. Furthermore, the growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States Mining Law of 1872, as amended. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent; to impose a federal royalty on production from unpatented mining claims; and to significantly alter the laws and regulations relating to uranium mineral development. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented or patented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such mining claims and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

Acquisitions and integration may disrupt our business.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisitions would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired companies, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

We do not have an earnings record, and we have never paid dividends.

We do not have an established earnings record, having only commenced operations in the second half of 2103. We have not paid dividends on our Common Shares since incorporation and do not anticipate doing so in the foreseeable future. Payments of any dividends will be at the discretion of our Board after taking into account many factors, including our financial condition and current and anticipated cash needs.

Our property title may be uncertain and could be challenged.

Although we have obtained title opinions with respect to certain of our properties, there is no guarantee that title to any of our properties will not be challenged or impugned.  Third parties may have valid claims underlying portions of our interests.  Our mineral properties in the United States consist of leases to private mineral rights, leases covering state lands, unpatented mining claims and patented mining claims. Many of our mining properties in the United States are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims.  These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals. We are allowed to use the surface of the public lands solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. We have taken or will take appropriate curative measures to ensure proper title to our properties where necessary and where possible.

We depend on the services of our management, key personnel, contractors and service providers.

Shareholders will be relying on the good faith, experience and judgment of our management and advisors in supervising and providing for the effective management of the business and our operations and in selecting and developing new investment and expansion opportunities. We may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel, the availability of which cannot be assured, particularly in the current labor markets in which we recruit our employees and the somewhat remote locations for which employees are needed. We will need to hire additional employees as we develop the Shirley Basin project. We will continue to be dependent on a relatively small number of key persons, the loss of any one of whom could have an adverse effect on our business and operations.  We do not hold key man insurance in respect of any of our executive officers.

Our insurance coverage could be insufficient.

We currently carry insurance coverage for general liability, directors’ and officers’ liability and other matters.  We intend to carry insurance to protect against certain risks in such amounts as we consider adequate. Certain insurances may be cost prohibitive to maintain, and even if we carried all such insurances, the nature of the risks we face in our exploration and uranium production operations is such that liabilities could exceed policy limits in any insurance policy or could be excluded from coverage under an insurance policy.  The potential costs that could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our business and financial position.

Our property may be subject to land claims.

Certain properties in which we have an interest may be the subject of aboriginal land claims.  As a result of these claims, we may be significantly delayed or unable to pursue exploration and production activities in respect of these properties or may have to expend considerable management resources and funds to adequately meet the regulatory requirements to pursue activities in respect of these properties.

U.S. Federal Income Tax Consequences to U.S. Shareholders under the Passive Foreign Investment Company Rules

Investors in the Common Shares of Ur-Energy that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2014 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our Common Shares.  Gain realized upon a disposition of our Common Shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges.  Additional special adverse rules also apply to U.S. shareholders who own Common Shares of Ur-Energy if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

A U.S. shareholder may make a timely "qualified electing fund" election (“QEF election”) or a "mark-to-market" election with respect to our Common Shares to mitigate the adverse tax rules that apply to PFICs, but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. To be timely, a QEF election generally must be made for the first year in the U.S. shareholder’s holding period in which Ur-Energy is a PFIC.  A U.S. shareholder may make a QEF election only if the U.S. shareholder receives certain information (known as a “PFIC annual information statement”) from us annually. A U.S. shareholder may make a QEF election with respect to a lower-tier PFIC only if it receives a PFIC annual information statement with respect to the lower tier PFIC.  The mark-to-market election is available only if our Common Shares are considered regularly traded on a qualifying exchange, which we cannot assure will be the case for years in which it may be a PFIC.  The mark-to-market election is not available for a lower-tier PFIC.

We will use commercially reasonable efforts to make available to U.S. Holders, upon their written request:  (a) timely and accurate information as to our status as a PFIC and the PFIC status of any subsidiary in which Ur-Energy owns more than 50% of such subsidiary’s total aggregate voting power, and (b) for each year in which Ur-Energy determines that it is a PFIC, upon written request, a PFIC annual information statement with respect to Ur-Energy and with respect to each such subsidiary that we determine is a PFIC.

Special adverse rules that impact certain estate planning goals could apply to our Common Shares if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, state and local consequences of the PFIC rules, and regarding the QEF and mark-to-market elections.

As a result of the Canadian Foreign Affiliate Dumping Rules any foreign purchaser of more than 10% of the Common Shares may be subject to adverse Canadian tax consequences.

Section 212.3 of the Tax Act (the “Foreign Affiliate Dumping Rules”) may apply where a corporation resident in Canada (a “CRIC”) that is, or becomes as part of a series of transactions, controlled by, a non-resident corporation (the “Non-Resident Parent”) makes an investment in a “subject corporation”. An investment in a subject corporation includes an acquisition of shares of another CRIC, where in general terms: (i) more than 75% of the fair market value of the other CRIC’s property is comprised of shares of foreign subsidiaries; and (ii) at the time of the acquisition, or as part of the series of transactions, the acquiring CRIC, together with its related parties, indirectly owns at least 10% of the shares of any class of any of the target CRIC’s foreign subsidiaries. Where applicable, the Foreign Affiliate Dumping Rules may deem the acquiring CRIC to have paid a dividend to its Non-Resident Parent that would be subject to Canadian withholding tax, or could potentially reduce the paid-up capital of the shares of the target CRIC.

In the event that Ur-Energy is a CRIC and more than 75% of the fair market value of the Company’s property is comprised of shares of foreign subsidiaries, a potential purchaser of Common Shares: (i) that is itself a CRIC; and (ii) that is controlled by, or that becomes at any time during a series of transactions or events (including a purchase of Common Shares) controlled by, a Non-Resident Parent, should consult its own tax advisor with respect to the potential application of the proposed Foreign Affiliate Dumping Rules in connection with any acquisition of Common Shares.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

There is pending an administrative review of the BLM Record of Decision (“ROD”) in the office of the State Director of the BLM; the request for review was made in November 2012.  Although the State Director accepted the request for review, the BLM State Director denied the related request to stay construction at the Lost Creek Project.  The basis of the request for review is similar in nature to certain of the claims made in a judicial challenge to the ROD, also made in November 2012. The U.S. District Court for the District of Wyoming affirmed the ROD against this challenge in September 2013.

Item 4.  MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

PART II

Item 5.  MARKET FOR registrant’s COMMON EQUITY AND RELATED STOCKHOLDER MATTERS and issuer purhcases of equity securities

Market Information

Since November 29, 2005, Ur-Energy’s Common Shares have been listed and posted for trading on the Toronto Stock Exchange under the trading symbol “URE.”  The following table sets forth the price range per share and trading volume for the Common Shares:

	TSX
	Common Shares
	Volume	High	Low
Quarter Ending		CDN$
March 31, 2012	10,271,200	1.49	0.86
June 30, 2012	3,882,400	1.23	0.75
September 30, 2012	10,524,400	1.21	0.64
December 31, 2012	6,227,000	1.04	0.70

March 31, 2013	4,510,300	0.98	0.73
June 30, 2013	8,373,000	1.37	0.76
September 30, 2013	8,248,800	1.41	0.96
December 31, 2013	7,312,500	1.57	1.02

January 1, 2014 to February 24, 2014	2,874,600	1.67	1.36

Since July 24, 2008, Ur-Energy’s Common Shares have been listed for trading on the NYSE MKT (formerly, NYSE Amex Equities) exchange under the trading symbol “URG.” The following table sets forth the price range per share and trading volume for the Common Shares:

	NYSE MKT
	Common Shares
	Volume	High	Low
Quarter Ending		US$
March 31, 2012	28,016,400	1.50	0.85
June 30, 2012	31,766,700	1.24	0.72
September 30, 2012	22,025,600	1.23	0.63
December 31, 2012	11,971,600	1.08	0.70

March 31, 2013	11,184,300	0.98	0.72
June 30, 2013	33,595,300	1.34	0.74
September 30, 2013	30,110,900	1.39	0.92
December 31, 2013	35,868,000	1.48	1.00

January 1, 2014 to February 24, 2014	17,691,200	1.51	1.22

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares.  As of February 24, 2014, 128,012,043 Common Shares are issued and outstanding and no preferred shares are issued and outstanding.  We estimate that we have approximately 12,200 beneficial holders of our Common Shares.  The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders.  The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the company in the event of a liquidation, dissolution or winding up.

Our Class A Preference Shares are issuable by the directors in one or more series and the directors have the right and obligation to fix the number of shares in, and determine the designation, rights, privileges, restrictions and conditions attaching to the shares of each series. The rights of the holders of Common Shares will be subject to, and may be adversely affected by, the rights of the holders of any Class A Preference Shares that may be issued in the future.  The Class A Preference Shares, may, at the discretion of the Board, be entitled to a preference over the Common Shares and any other shares ranking junior to the Class A Preference Shares with respect to the payment of dividends and distribution of assets in the event of liquidation, dissolution or winding up.

Shareholder Rights Plan

Ur-Energy maintains a shareholder rights plan (the “Rights Plan”) designed to encourage the fair and equal treatment of shareholders in connection with any take-over bid for the company's outstanding securities.  The Rights Plan is intended to provide the Board with adequate time to assess a take-over bid, to consider alternatives to a take-over bid as a means of maximizing shareholder value, to allow competing bids to emerge, and to provide our shareholders with adequate time to properly assess a take-over bid without undue pressure. The Rights Plan was reconfirmed by shareholders at Ur-Energy’s annual and special meeting of shareholders on May 10, 2012.

Dividends

To date, we have not paid any dividends on our outstanding Common Shares and have no current intention to declare dividends on the Common Shares in the foreseeable future. Any decision to pay dividends on our Common Shares in the future will be dependent upon our financial requirements to finance future growth, the general financial condition of the company and other factors which our Board may consider appropriate in the circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2013.  Directors, officers, employees, and consultants are eligible to participate in the Option Plan.  Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (C$)		Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by securityholders(1)	9,965,2269	$1.27	(2)	1,352,811	(3)
Equity compensation plans not approved by securityholders	-	-		-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 9,273,659 outstanding stock options.
(3)
Represents 1,065,872 Common Shares remaining available for issuance under the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 and 286,939 Common Shares available under the Ur-Energy Amended Restricted Share Unit Plan.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer

On December 19, 2013, we closed a private placement through which we issued 4,709,089 share units which comprised one Common Share and one-half warrant for the purchase of Common Shares (for a total of 7,063,634 shares).  The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Regulation D thereof, as a transaction by an issuer not involving a public offering.  To the extent that purchasers were outside the United States, reliance was placed on Regulation S.  Proceeds from this private placement were used for development and construction of our Lost Creek project and general corporate purposes.

On April 4, 2013, we issued 1,000,000 Common Shares, through a private placement, in consideration of a purchase agreement by which we repurchased a royalty interest at our Lost Creek project. The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and Regulation D thereof, as a transaction by an issuer not involving a public offering.

We have not repurchased any equity securities.

Performance Graph

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 8 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The following graph illustrates the period from December 31, 2008 to December 31, 2013 and reflects the cumulative shareholder return of an investment in our Common Shares compared to the cumulative return of an investment in (a) the Russell 3000 Index, (b) the NYSE MKT Composite Index, and (c) the average of a peer group consisting of Denison Mines Corp., Uranium Energy Corp., Uranerz Energy Corporation, Uranium Resources, Inc. since December 31, 2008, assuming that US$100 was invested and, where applicable, includes the reinvestment of dividends.

27

	2008	2009	2010	2011	2012	2013
Ur-Energy Inc.	100	125	474	137	133	223
NYSE MKT Index	100	131	158	163	169	174
Russell 3000	100	125	144	143	163	213
Peer Average	100	404	805	360	290	331

From the time period (2009 – 2013) reflected in the Performance Graph above, comparative cash compensation in the aggregate, for full-time executive officers is comparable, largely as a result of our restructuring in 2011.  As discussed, executive compensation has remained relatively static over this period as a result of concerted budgetary constraints while we remained focused on obtaining all necessary regulatory authorizations for our Lost Creek project, and proceeded through construction into operations.

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Reference should also be made to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

SUMMARY OF FINANCIAL CONDITION

(Amounts in thousands of U.S. Dollars except per share data)

	As of December 31
	2013	2012	2011	2010	2009
Working capital	2,266	15,608	22,541	33,216	40,492
Current assets	10,432	18,210	23,566	34,047	41,490
Total assets	105,336	69,469	64,565	75,991	79,777
Current liabilities	8,166	2,602	1,025	831	998
Long-term liabilities	58,506	1,244	551	503	480
Shareholders equity	38,664	65,623	62,989	74,657	78,299

	Years ended December 31
	2013	2012	2011	2010	2009
Revenue	7,616	Nil	Nil	Nil	Nil
Net loss for the period	(30,353)	(17,597)	(16,443)	(15,934)	(16,872)

Loss per common share: Basic and diluted	(0.25)	(0.15)	(0.16)	(0.16)	(0.18)

Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

No dividends were paid during these five years.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with U.S. GAAP.

2013 Developments

Lost Creek Property – Great Divide Basin, Wyoming

During 2013, construction of an innovative, state-of-the-art, in-situ uranium recovery facility at the Lost Creek Project was completed.  We commenced construction in October 2012 following receipt of the last regulatory approval required for construction. We constructed the processing plant and maintenance facility during 2013. We also conducted development drilling and completed related construction in Mine Unit 1 during the year.  Various aspects of automation and integration at the facility are being completed during commissioning at Lost Creek.  We incurred $55.5 million in construction, equipment purchases and wellfield development costs through December 31, 2013.

Uranium production was initiated in August 2013 and the daily recovery rate surpassed 2,200 pounds of U3O8 at a flow rate of 1,800 gallons per minute in September.  Production head grades exceeded technical projections reaching levels of 200 mg/l U3O8 in October.  Flow rates were intentionally reduced to effectively manage production rates while the new plant and water management systems were commissioned.  By year-end, all plant production circuits were operating, with the first yellowcake drummed and packaged in October, and first U3O8 sales deliveries made in December.  At year-end 2013, the daily recovery rate was 2,700 pounds of U3O8 at a flow rate of 830 gallons per minute with a grade of 270 mg/l U3O8.

Uranium Sales and Production

2013 Results

During 2013, 190,365 pounds of U3O8 were captured within the Lost Creek plant. 131,216 of those pounds were packaged in drums and 94,827 pounds of the drummed inventory were shipped to the conversion facility where 90,000 pounds were sold to utility customers.  Inventory, production and sales figures for the Lost Creek Project are as follows:

Highlights	Unit	2013	2012 [1]	Change

Pounds captured within the plant	lb	190,365	n/a	n/a
Cash cost per pound captured	$/lb	$4.82	n/a	n/a
Non-cash cost per pound captured	$/lb	$8.36	n/a	n/a
Wellfield cash cost [2]	$000	$917	n/a	n/a
Wellfield non-cash cost [2]	$000	$1,592	n/a	n/a

Pounds packaged in drums	lb	131,216	n/a	n/a
Cash cost per pound drummed	$/lb	$16.73	n/a	n/a
Non-cash cost per pound drummed	$/lb	$1.19	n/a	n/a
Plant cash cost [3]	$000	$2,196	n/a	n/a
Plant non-cash cost [3]	$000	$156	n/a	n/a

Pounds shipped to conversion facility	lb	94,827	n/a	n/a
Cash cost per pound shipped	$/lb	$0.34	n/a	n/a
Non-cash cost per pound shipped	$/lb	nil	n/a	n/a
Distribution cash cost [4]	$000	$33	n/a	n/a
Distribution non-cash cost [4]	$000	nil	n/a	n/a

Pounds sold	lb	90,000	n/a	n/a
Average spot price [5]	$/lb	n/a	n/a	n/a
Average long-term contract price	$/lb	$62.92	n/a	n/a
Average price	$/lb	$62.92	n/a	n/a
Average realized price [6]	$/lb	$55.34	n/a	n/a
Net sales [6]	$000	$4,981	n/a	n/a

Cash cost per pound sold	$/lb	$21.98	n/a	n/a
Non-cash cost per pound sold	$/lb	$12.41	n/a	n/a
Total cost per pound sold	$/lb	$34.40	n/a	n/a
Cost of sales [7]	$000	$3,096	n/a	n/a

Notes:
[1]	Lost Creek commenced production in 2013. There was no production in 2012
[2]
Wellfield costs include all wellfield operating costs plus amortization of the related mineral property acquisition costs and depreciation of the related asset retirement obligation costs.  Wellfield construction and development costs, which include wellfield drilling, header houses, pipelines, power lines, roads, fences and disposal wells, are treated as development expense and are not included in wellfield operating costs.

[3]	Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.
[4]	Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.
[5]	There were no spot sales in 2013.
[6]
Net sales revenues and the average realized price are net of county ad valorem and state severance taxes and do not include $2,635,000 recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average realized price per pound.

[7]	Cost of sales include all production costs (notes 2, 3 and 4) adjusted for changes in inventory values.

Cash cost per pound and non-cash cost per pound for produced and sold uranium presented in the table above are non-U.S. GAAP measures.  These measure do not have a standardized meaning or a consistent basis of calculation under U.S. GAAP.  These measures are used to assess business performance and may be used by certain investors to evaluate performance.  To facilitate a better understanding of these measures, the tables below present a reconciliation of these measures to the financial results as presented in our financial statements.

Average Price Realized Per Pound Reconciliation	Unit	2013	2012

Sales [1]	$000	$5,663	n/a
Ad valorem and severance taxes	$000	$(682)	n/a
Net sales (a)	$000	$4,981	n/a

Pounds sold (b)	lb	90,000	n/a

Average price realized per pound (a ÷ b)	$/lb	$55.34	n/a

Notes:
1	Does not include $2,635,000 recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average realized price per pound.

Ad valorem and severance taxes are calculated on the average price per pound of uranium that we sell and therefore the amount of the tax will fluctuate depending on the price of uranium we receive.  Because of this relationship to the price of uranium, the taxes are deducted from sales revenues when determining the average realized price per pound sold.  The 2013 average realized price per pound sold, after deducting the value-based ad valorem and severance taxes, was $55.34.

Cost Per Pound Sold Reconciliation	Unit	2013	2012

Wellfield costs	$000	$2,509	n/a
Plant costs	$000	$2,352	n/a
Distribution costs	$000	$33	n/a
Inventory change	$000	$(2,053)	n/a
Cost of sales (a)	$000	$3,096	n/a

Pounds sold (b)	lb	90,000	n/a

Cost per pound sold (a ÷ b)	$/lb	$34.40	n/a

While we did have a full-quarter of production costs in Q4 2013, we did not have a full quarter of uranium production.  As a result, cost of goods sold ($3,096,000) included a full quarter of production costs, including $683,000 of post-construction commissioning costs.  Our only uranium sales took place in the latter part of the quarter when we completed our first sales of 90,000 pounds of U3O8 in December 2013.  Because of having a full quarter of costs, including the post-construction commissioning costs, and only a partial quarter of uranium sales, the average cost per pound sold is somewhat elevated as compared to what we would expect to see going forward. The 2013 average cost per pound sold, including non-cash costs, was $34.40.

Outlook for 2014

In January 2014, production head grade continued to exceed technical projections averaging levels of 219 mg/l U3O8.  All primary plant and disposal systems were functioning including both disposal wells and dryers.  During January, 80,396 pounds of U3O8 were captured within the Lost Creek plant.  34,063 of those pounds were packaged in drums and 65,607 pounds of the drummed inventory were shipped to the conversion facility where 40,000 pounds were sold to utility customers under existing long-term contracts.

In mid-January, maintenance of existing systems commenced to improve plant efficiencies based on lessons learned throughout the commissioning process.  Plant systems including the product dryers are being operated during the maintenance program, but at reduced rates.  The maintenance is anticipated to be completed in late February or early March, after which time the systems will again be available to operate at full production levels.  Expected production in the first quarter of 2014 is therefore projected to be slightly lower than we initially planned.

During the year, we expect to produce approximately 1.0 million pounds of U3O8.  Based on the long-term contracts we have in place, we expect to sell approximately one third of the production into those contracts.  The remainder of the sales will be at existing spot prices unless additional contract sales are put in place.  Production costs are expected to be consistent with past results and technical projections, and the total cost per pound sold is expected to decrease between 5% and 15% as production and sales quantities rise to targeted rates.

Lost Creek Regulatory and Legal Proceedings

After receiving notice of final operational clearance from the NRC, we commenced production activities at Lost Creek in August 2013.  NRC approvals to operate the dryer circuit followed in early October.

In November 2012, a Wyoming-based group filed a petition in the U.S. District Court for Wyoming for the review of the Bureau of Land Management’s Record of Decision (“ROD”).  In August 2013, the Court heard oral arguments of the parties, and subsequently, in September 2013, issued the Court’s Order Upholding Agency Action.  The Order denied all relief sought by the petitioner, and confirmed the BLM’s decision to authorize the Lost Creek Project. An administrative proceeding was also initiated in November 2012 by another Wyoming-based group requesting review by the State Director’s Office of the BLM. Although the State Director denied the request for a stay of the construction of Lost Creek in 2012, the request for administrative review was accepted. That review remains pending at this time.

Corporate Transactions and Financing Developments 2013

Pathfinder Mines Corporation Share Purchase Agreement (December 2013)

On July 24, 2012, we executed a Share Purchase Agreement to acquire Pathfinder Mines Corporation (“Pathfinder”) in a transaction which called for the purchase of all issued and outstanding shares of Pathfinder from an AREVA Mining affiliate, for $13,250,000.  The initial payment of $1,325,000 was made, in escrow, upon execution of the Share Purchase Agreement.  Subsequently, in December 2013, the agreement was renegotiated, reducing the cash consideration by 50%, while introducing a 5% production royalty under certain market conditions.  The renegotiated transaction closed based on the revised terms comprising a cash payment, following other pre-closing adjustments, of $5,318,562, in addition to the escrow amount of $1,325,000 paid in 2012.  The royalty on revenue from future production from Pathfinder’s Shirley Basin property is further described, above, in Item 2. Properties.

Private Placement, December 2013

On December 19, 2013, we completed a private placement for gross proceeds of $5.18 million, resulting from the sale and issuance of 4,709,089 units at a purchase price of $1.10 per unit.  Each unit consisted of one common share and one-half of a warrant to purchase one common share at an exercise price of $1.35 per share.  The warrants are exercisable for three years.  The agents were paid four and one half percent commission.

State of Wyoming Industrial Revenue Bond Loan, October 2013

Through our wholly-owned subsidiary Lost Creek ISR, we closed a $34 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (the “State Bond Loan”) in October 2013.  The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments which do not commence until January 1, 2015. The loan matures in October 2021. The State Bond Loan is secured by all of the assets of our Lost Creek projects. Closing and other fees and expenses for the State Bond Loan totaled approximately 2.3% of the loan amount.

RMB Australia Holdings Ltd:  Various Loan Facilities

We established a banking relationship with RMB Australia Holdings Ltd (“RMBAH”) in 2013 which allowed for interim financing in the form of a bridge loan of $5 million (May 2013), a first secured loan facility of $20 million (June 2013; used in part to repay the bridge loan), and a second secured loan facility of $15 million (August 2013), both providing for Lost Creek construction and general working capital.  Both secured facilities were repaid upon the closing of the State Bond Loan in October 2013. The first facility remained available for redraw related to the Pathfinder acquisition, and $5 million was redrawn on the facility in December 2013.  This loan facility is now secured by the Pathfinder assets.

Off Take Sales Agreements (2011 – 2013)

In June 2013, we entered into a uranium sales arrangement for production in 2017 through 2019. The agreement calls for deliveries ranging between 200,000 to 300,000 pounds of uranium concentrate each year. The average delivery price under the agreement is consistent with the then-current published long-term U3O8 price indicators. An arrangement concluded in January 2012 calls for delivery of 200,000 pounds of uranium concentrates per year to a North American utility company in a multi-year schedule commencing in 2013. The average delivery price under the arrangement was consistent with the Long-Term U3O8 Price Indicator at that time as published by Trade Tech, one of the leading industry-recognized independent market consultants. In February 2012, we announced a uranium sales agreement under which we will deliver 100,000 pounds of uranium concentrates per year in another multi-year schedule. The agreement specifies firm delivery prices in the low $60 per pound range over its term.  Our first uranium sales agreement was completed in 2011; it calls for deliveries over a three-year period, commencing in 2013, at defined prices.

In March 2013, we closed a uranium sales transaction through an assignment of a portion of our contractual delivery obligations to one our utility customers.  The assignment was made to Traxys, a large uranium and natural resource trading company, and we received payment in March of approximately $5.1 million.  We retained the other future delivery obligations under this utility’s uranium sales arrangements.

Technical Developments

We commissioned and filed an updated, independent, NI 43-101 technical report on Lost Creek, “Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” dated December 30, 2013 (the “2013 PEA”).  This followed two NI 43-101 updates published in 2012.  A review by an independent party was necessary to comply with NI 43-101which requires an independent review when the total mineral resource increases by more than 100% since the last independent review.  The last independent NI 43-101 PEA for Lost Creek Property was issued in March 2011.

Based upon closely-spaced development drilling at Lost Creek Mine Unit 1 and further review of other data and resource criteria, a new mineral resource estimate for Lost Creek Property was calculated and the 2013 PEA was filed on December 30, 2013.  The 2013 PEA indicates that the uranium mineralization is thicker, of higher grade and more extensive than previously estimated. The average grade recognized in Lost Creek Mine Unit 1 increased from approximately 0.055% to 0.066% eU3O8. The mineral resources for the Lost Creek Property were estimated in the 2013 PEA and are set forth above, in Items 1 and 2. Business and Properties - Lost Creek Project – Great Divide Basin, Wyoming – Updated Preliminary Economic Assessment for Lost Creek Property.

The Bootheel Project, LLC

In June 2013, the Management Committee of the Bootheel Project determined to abandon certain unpatented mining claims at the Bootheel property, while retaining mining claims and the State of Wyoming uranium lease on which a mineral resource is located. There is no reported mineral resource at the Buck Point property.  The Management Committee therefore determined to abandon all unpatented mining claims at Buck Point.  Subsequently, the State of Wyoming uranium lease at the Buck Point property was also relinquished. As a result, our investment in the Buck Point property ($969,329) was written off.  An impairment analysis of the remaining investment at the Bootheel property resulted in a write off of $37,000 as at December 31, 2013.

Performance Results

Each year, we establish corporate objectives to complement our business strategy.  Corporate objectives and business strategy are determined by the Board of Directors, taking into account the recommendations of the Chief Executive Office and executive management.  2013 was a successful year in terms of corporate objectives, with the following results.

2013 Corporate Objectives		Results

Advance the Lost Creek Project
•	Achieve production	•	Wellfield production was achieved in Q3. Drummed production was achieved in Q4
•	NI 43-101 resource expansion	•	Lost Creek Updated Preliminary Economic Assessment completed in Q4 with resource expansion
		•	Removed only privately-held production royalty in non-cash purchase agreement
Pathfinder Mines Corporation
•	Complete acquisition	•	Transaction closed in Q4. The acquisition was completed at a cash cost 50% below the original purchase price.
•	Bring resources into NI 43-101 compliance	•	Resources not brought into NI 43-101 compliance following Q4 closing, but work is currently in progress
Production Profile
•	Rationalize project holdings	•	Existing holdings held, reduced or abandoned accordingly
•	Identify project priorities	•	Projects were re-prioritized following the Pathfinder acquisition
Corporate Finance
•	Maintain adequate cash position to advance Lost Creek	•	A combination of debt and equity financings was used to meet cash requirements
Investor and Public Relations
•	Develop event plans and budgets	•	Events were planned, selected and budgeted

•	Measure event results	•	Metrics recorded, evaluation in progress.
Corporate Branding
•	Develop and implement internal corporate branding program	•	Program selected and partially implemented

Our 2014 corporate objectives are as follows.

2014 Corporate Objectives
Lost Creek Operations
•	Stabilize operations and production rates
•	Establish spending patterns and reduce costs
•	Implement reverse osmosis and water management modifications
•	Timely manage all permitting activities
Pathfinder Mines Corporation
•	Integrate operations and regulatory activities
•	Bring Shirley Basin resources into NI 43-101 compliance
•	Initiate mine planning and permitting activities
•	Initiate organization and analysis of acquired data
Production Profile
•	Rationalize and prioritize project holdings
•	Identify expansion opportunities
Corporate Finance and Administration
•	Forecast and manage cash resources
•	Enhance operating and cost reporting systems
•	Review compensation & benefit programs
•	Complete internal corporate branding program and develop external program
Safety and Performance
•	Strive for no lost-time accidents and reduce injury frequency rates
•	Comply with or exceed regulatory compliance requirements
•	Achieve budgeted production, earnings and cash flow targets

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes the results of operations for the years ended December 31, 2013 and 2012 (in thousands of U.S. dollars):

	Year ended December 31,
	2013	2012
	$	$
Revenue	7,616	Nil
Cost of revenues	3,096	Nil
Gross profit	4,520	Nil
Exploration and evaluation expense	2,385	3,285
Development expense	18,465	8,979
General and administrative expense	5,592	6,107
Write-off of mineral properties	1,430	-
Net loss from operations	(23,352)	(18,371)
Interest income (Expense) (net)	(6,138)	307
Loss from equity investment	(1,022)	(64)
Foreign exchange gain (loss)	164	(385)
Other income (loss)	(5)	955
Net loss	(30,353)	(17,558)

Loss per share – basic and diluted	(0.25)	(0.15)

Revenue

Prior to operations in 2013, we successfully negotiated contracts to deliver product to four utility companies over a period of several years.  We delivered a total of 90,000 pounds against two contracts in 2013 and invoiced at the contract pricing.  Production to this point has been used to fill existing delivery contracts so no U3O8 has been sold on the spot market to date.   Severance taxes and ad valorem taxes which are based on the pounds extracted and the adjusted sales price of those pounds have been offset against the gross revenues from uranium sales.

During the year, we assigned the delivery obligations under two of the contracts for 2013 and 2014 to a third party broker for a payment of $5.1 million.  The broker delivered the 2013 shipment on a timely basis and we recognized the revenue on the portion of the sale that related to the 2013 deliveries ($2.6 million).  We will monitor the 2014 deliveries and recognize the remaining revenue once the deliveries have been made and accepted.

Cost of Revenue

The cost of revenue includes all costs of wellfield operations and maintenance, plant operations and maintenance and mine site overhead including depreciation on the related capital assets, capitalized reclamation costs and amortization of mineral property costs. While Lost Creek was in the commissioning and testing phases following the completion of construction, only those costs incurred once a phase was in successful production were included in cost of revenue.  Specifically, the wellfield costs were included in inventory once U3O8 was being extracted at a commercial rate from the wellfield while plant costs and site administration costs were not charged to inventory until the production cycle had been completed and yellowcake was being dried and packaged.  The resulting cost per pound was then compared to the estimated sales prices based on the contracts or spot sales anticipated for the distribution of the product.  Any costs in excess of the calculated market value were charged to expense.

The costs included in cost of revenue were as projected, however, the costs of sales per pound was substantially higher than projected due to several factors.  Our costs are primarily process based. Therefore, when production levels are lower, which is anticipated during commissioning, the cost per pound will be higher.  In addition, all depreciation and amortization is being calculated using a straight line basis, so while production levels are low, the cost per pound will be high.  As production levels increase, the costs per pound sold will decrease so long as production costs remain on target.

Expenses

Total expenses for the year ended December 31, 2013 were $27.9 million which includes exploration and evaluation expense, development expense and G&A expense.  These expenses increased by $8.0 million compared to 2012 due primarily to completing the first disposal wells and preparing the wellfields for production.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased $0.9 for the year ended December 31, 2013 compared to 2012.  Payroll and stock based compensation costs declined by $0.8 million for 2013 compared to 2012 due to the transfer of some employees to mine construction and operations on a full time basis and a reduction in stock based compensation costs.  Legal fees declined by $0.1 million related to evaluation expenses not repeated in 2013.  Overall expenditures have been lower in recent years as the focus has been on developing the Lost Creek property and not on exploration activities.  We maintain active geological and evaluation teams, however, who focus on developing existing operations as well as new mineral opportunities.

Development expense includes costs incurred at the Lost Creek Project prior to the receipt of final regulatory approval in October 2012 and costs not directly attributable to construction and production activities, including wellfield construction and development costs.  Development expenses increased by $9.5 million in 2013 compared to 2012.  The most significant cost associated with in situ mining is the cost of constructing and developing the wellfield header houses, production wells, pipelines within the wellfield and to the plant and related facilities, roads, fencing, powerlines, and disposal wells. Of the cost of wellfield construction totaling $15.3 million, $12.0 million was included in development expenses in 2013 and $3.3 million was included in development expenses in 2012 as a part of the restatement of wellfield construction costs as non-capital costs, pursuant to Industry Guide 7.  In addition, $1.9 million associated with the construction and completion of disposal wells was included in development expenses in 2013 and $1.2 million was included in the restatement of 2012.  These costs are considered development costs despite potential future benefits as we have no proven and probable mineral reserves as defined by CIM Definition Standards and are precluded from capitalizing these expenses under SEC guidance.  These costs will continue to be incurred in future years as we expand and develop new wellfields within the Lost Creek and at other projects.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased $0.5 million for the year ended December 31, 2013, respectively, compared to 2012. This is primarily due to a decrease in stock based compensation expenses of $0.7 million in 2013 compared to 2012.  This was partially offset by an increase of $0.3 million in legal fees and other outside services for the year.

Write off of mineral properties increased by $1.4 million for the year 2013 as we decided to abandon claims at South Granite Mountain and private leases at Mustang.

Other Income and Expenses

We incurred interest expense in excess of interest income for the first time due to borrowing associated with the construction of the Lost Creek facility.  Until the completion of construction and commencement of production, we capitalized most interest and loan amortization costs related to capitalized assets as construction costs.  Interest expense includes interest on the Wyoming State Bond Loan from its inception in October until year end of $0.4 million.  The write off of loan fees included the cost of warrants issued as a part of the loan consideration to RMBAH totaled $5.8 million for the year 2013 was also included in interest expense.

Write off of investments increased by $1.0 million for the year ended December 31, 2013 as the management of the Bootheel Project venture allowed claims which contained no economic mineralization to lapse on the Buck Point property.

Because of the conversion of functional currency to the US$ for U.S. operations, gains and losses from foreign exchange no longer include the gains and losses associated with translating U.S. balances into Canadian dollars.  As a result, these currency gains and losses on transactions are no longer significant.

In February 2012, we exchanged a database of geologic information in the Southwest Powder River Basin, Wyoming for mineral claims, state leases and related data which primarily comprises most of LC East and LC West.  The fair value of the property received was $1.0 million which is reported in other income for the year ended December 31, 2012.

Loss per Common Share

Both basic and diluted loss per common share for the year ended December 31, 2013 was $0.25 compared to $0.15 in 2012.  The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes the results of operations for the years ended December 31, 2012 and 2011 (in thousands of U.S. dollars):

	Year ended December 31,
	2012	2011
	$	$

Revenue	Nil	Nil
Exploration and evaluation expense	3,285	5,126
Development expense	8,979	3,769
General and administrative	6,107	7,585
Net loss from operations	(18,371)	(16,480)
Interest income	307	243
Loss from equity investment	(64)	(314)
Foreign exchange loss	(385)	186
Other income (loss)	955	(78)
Net loss	(17,558)	(16,443)

Loss per share – basic and diluted	(0.15)	(0.16)

Expenses

Total expenses for the year ended December 31, 2012 were $18.4 million and include exploration and evaluation expense, development expense and G&A expense.  These expenses increased by $1.9 million compared to 2011.

Exploration and evaluation expenses consist of labor and associated costs of the exploration geology department as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage.  These expenses decreased $1.8 million for the year ended December 31, 2012, compared to 2011.  Drilling costs declined $0.9 million compared to 2011 as we were engaged in exploration drilling at LC North in 2011.  Payroll and stock based compensation costs declined by $0.4 million compared to 2011 due to the transfer of some employees to the mine construction on a full time basis and the allocation of greater labor costs to projects in development or construction.  In addition, $0.3 million was incurred on evaluation of a merger and acquisition opportunity during the second quarter of 2011 resulting in a decrease in expense of that amount for the year ended December 31, 2012.

Development expense relates to expenses incurred at the Lost Creek Project prior to receipt of the final regulatory approval, wellfield construction costs, disposal well drilling and completion and expenses incurred at the LC East project.  These projects are considered development because they are more advanced in terms of permitting or delineation drilling.  We continued to expense costs at the Lost Creek Project which are not directly attributable to construction at the facility.  Overall expenses increased by $5.2 million for the year ended December 31, 2012 compared to 2011.  The company incurred $2.3 million in production drilling and other construction activities in mine unit one while preparing it for production.  In addition, we incurred $2.2 million to drill a new disposal well and perform completion activities on a previously drilled test disposal well.   The additional increase of $0.6 million related to drilling costs incurred in LC East.  Permitting costs decreased by $0.7 million during 2012 as the initial permitting process was completed.  This was offset by an increase in monitoring costs of $0.6 million.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs.  Expenses decreased $1.5 million for 2012 compared to 2011.  A restructuring of executives and other management and professional positions resulted in severance and related costs of approximately $1.5 million in the second quarter 2011. In addition, costs associated with a withdrawn offering in the amount of $0.3 million were incurred in early 2011. These were partially offset by an increase in stock based compensation of $0.2 million in 2012 compared to 2011.

Other Income and Expenses

Our cash resources are invested with financial institutions in deposit accounts, guaranteed investment certificates, certificates of deposit, and money market accounts.  The increase in interest income was driven by higher average cash resources in 2012 as compared to 2011 as well as an increase in the average interest rate.

The net foreign exchange loss for the year ended December 31, 2012 was primarily due to cash resources held in U.S. dollar accounts, which fluctuate relative to the Canadian dollar.  During the year ended December 31, 2012, the U.S. dollar weakened 2.3% with respect to the Canadian dollar creating the loss.  During the same period in 2011, the U.S. dollar had strengthened by 2.5% creating gains in that period.

We exchanged a database of geologic information in the Southwest Powder River Basin, Wyoming for mineral claims, state leases and related data.  The fair value of the property received was $1.0 million which is reported in other income for the period ended December 31, 2012.

Loss per Common Share

Both basic and diluted loss per common share for the year ended December 31, 2012 was $0.15 compared to $0.16 in 2011.  The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 2013, we had cash resources, consisting of cash and cash equivalents of $1.6 million, a decrease of $16.3 million from the December 31, 2012 balance of $17.9 million which included short-term investments.  The cash resources consist of Canadian and U.S. dollar denominated deposit accounts, money market funds and certificates of deposit.  We used $27.8 million for operating activities during the year ended December 31, 2013. During the same period, we used $32.3 million for investing activities (excluding short-term investment transactions).  We generated $43.8 million from financing activities for the year.

We have financed our operations from inception primarily through the issuance of equity securities and debt instruments.  The Company did not expect to generate any cash resources from operations until it successfully completed start-up activities at the Lost Creek Project.  Construction and development of the Lost Creek Project commenced in October 2012 after receiving the Record of Decision from the U.S. Department of the Interior Bureau of Land Management (“BLM”).  Production activities began in August 2013 after receiving final operational clearance from the NRC.  Initial deliveries and product sales commenced in December 2013 although the first collections under those sales did not occur until January 2014.

On October 23, 2013, we closed a $34 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”).  Due to delays in closing the State Bond Loan, we had previously obtained interim financing from RMB Australia Holdings (“RMBAH”) in the form of a $5 million Bridge Loan, a $20 million First Loan Facility and a $15 million Second Loan Facility.  The Bridge Loan was paid off with proceeds from the First Loan Facility and the First and Second Loan Facility were paid off from the proceeds of the State Bond Loan.  On December 19, 2013, we redrew $5.0 million from the First Loan Facility and raised $5.2 million from a private placement for the purpose of acquiring Pathfinder Mines Corporation.  As of December 31, 2013, the outstanding balance of the First Loan Facility was $5.0 million and the State Bond Loan was $34 million.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project.  The First Loan Facility calls for payments of interest at at 7.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter, approximately 7.77% plus four equal quarterly principal payments commencing March 31, 2014. The RMBAH Loan Facility is secured by all of the assets of the Pathfinder Mines Corporation.

The private placement consisted of 4.7 million units (one Common Share and one half warrant) at $1.10 per unit and closed on December 19, 2013. Net proceeds after expenses were $4.9 million.

Operating activities used $27.8 million during the year ended December 31, 2013 as compared to using $14.7 million of cash resources for 2012.  The change is entirely due to the completion of construction and startup of production.  While we reflect sales of $8.3 million in 2013, the net cash to the Company was only the $5.1 million collected on the assignment of the delivery contracts (of which $2.6 was recognized as income in 2013).  An additional $2.8 million was used for inventory and prepaid expenses associated with prepaid insurance and loan fees.  This was partially offset by a $0.8 million increase in trade payables compared with 2012.  As indicated above, we spent approximately $15.0 million for wellfield and disposal well construction necessary for commencement of production which was expensed to development expense.

During 2013, the Company invested $32.3 million in facilities and equipment related to the construction of the Lost Creek plant. The Company invested an additional $5.3 million in the purchase of Pathfinder Mines Corporation. In addition, the Company increased its restricted cash by $3.0 million due to posting cash collateral for additional surety bonds, which cover estimated future reclamation activities at the Lost Creek Project.

During 2013, the Company generated $43.8 million from investing activities, primarily from the State Bond Loan, the First Loan Facility and the private placement as discussed above.

Liquidity Outlook

During 2012 and 2013, we completed the construction and startup of the Lost Creek facility. Additional capital investments are therefore not anticipated in the coming years with the exception of the purchase of minor equipment to replace or enhance existing assets.  Based upon our current capital balance and the expected timing of product sales, we believe we will be able to meet current obligations without additional funding.  Additional cash will be required to fund our portion of the reclamation surety bond program for both Lost Creek and Pathfinder properties. This is anticipated to be approximately $6.3 million in 2014. Additional cash may be required for the construction and development of Pathfinder’s Shirley Basin project, but no budget or timetable has been established for that project pending the results from the additional drilling and related work currently being conducted.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows from operations; however, we may issue additional debt or equity securities at any time.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments due (by period) in thousands
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Notes payable	39,153	5,153	8,371	9,384	16,245
Interest on notes payable	9,628	2,087	3,498	2,485	1,558
Operating leases	703	203	400	100	-
Environmental remediation	85	-	-	-	85
Asset retirement obligations	17,279	-	-	7,370	9,909
Development agreement	167	167	-	-	-

	67,015	7,610	12,269	19,339	27,797

Outstanding Share Data

As of December 31, 2013 and 2012, the Company’s capital consisted of the following:

	December 31, 2013	December 31, 2012	Change

Common shares	127,559,743	121,134,276	6,425,467
Warrants	8,374,112	150,000	8,224,112
RSUs	691,610	826,425	(134,815)
Stock options	9,273,659	8,511,722	761,937

Fully diluted shares outstanding	145,899,124	130,622,423	15,276,701

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

	As at	As at
	December 31,	December 31,
	2013	2012
	$	$

Cash on deposit at banks	296	262
M oney market funds	1,331	11,274

	1,627	11,536

The Company’s short-term investments are composed of:

	As at	As at
	December 31,	December 31,
	2013	2012
	$	$

Guaranteed investment certificates	-	6,450
Certificates of deposit	-	10

	-	6,460

Quarterly financial data (unaudited)

	2013
	Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	7,616	-	-	-
Net loss for the period	(6,161)	(7,336)	(9,661)	(7,195)

Loss per share – basic and diluted	(0.05)	(0.06)	(0.08)	(0.06)

	2012
	Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	Nil	Nil	Nil	Nil
Net loss for the period	(8,146)	(4,508)	(2,515)	(2,389)

Loss per share – basic and diluted	(0.03)	(0.04)	(0.02)	(0.02)

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, deposits and restricted cash, which together totaled approximately $6.7 million at December 31, 2013.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  They bear interest at annual rates ranging from 0.18% to 0.6% and mature at various dates up to August 27, 2014.  These instruments are maintained at financial institutions in Canada and the United States.  Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation which leaves approximately $5.8 million at risk at December 31, 2013 should the financial institutions with which these amounts are invested be rendered insolvent.  We do not consider any of our financial assets to be impaired as of December 31, 2013.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due.

As at December 31, 2013, our financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $2.9 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods 0 to 7 years and asset retirement obligations with estimated completion dates until 2033.

Item 7A.  Quantitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.  As the US$ is now the functional currency of U.S. operations, the currency risk has been significantly reduced.

Interest rate risk

Financial instruments that expose the Company to interest rate risk are its cash equivalents, deposits, restricted cash and debt financings. Our objectives for managing our cash and cash equivalents are to maintain sufficient funds on hand at all times to meet day to day requirements and to place any amounts which are considered in excess of day to day requirements on short-term deposit with the Company's financial institutions so that they earn interest.

Currency risk

We maintain a balance of less than $0.1 million in foreign currency resulting in a low currency risk.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium.  We have six uranium supply contracts with pricing fixed or based on inflation factors applied to a fixed base.  Additional future sales would be impacted by both spot and long-term uranium price fluctuations.  Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies.  The spot market price for uranium has demonstrated a large range since January 2001.  Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007.  The spot market price was $35.55 per pound as of February 24, 2014.

Transactions with Related Parties

During the years ended December 31, 2013 and 2012, we did not participate in any material transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value.  Timely disclosure of such transactions is made as soon as reportable events arise.

Recent Accounting Pronouncements Adopted in the Year Ended December 31, 2013

We continue to monitor new accounting pronouncements and their applicability to our operations and reporting.  During 2013, there were not new pronouncements which directly affected our accounting policies or reporting

Recent Accounting Pronouncements Not Yet Adopted

We continue to monitor new accounting pronouncements and their applicability to our operations and reporting.  During 2013, there were not new pronouncements which directly affected our accounting policies or reporting.

Critical Accounting Policies and Estimates

During the year ended December 31, 2013, we constructed and commenced operations at our first in situ recovery mine at the Lost Creek project in Wyoming.  We have established the existence of mineralized materials at the Lost Creek project, but because of the unique nature of in situ recovery mines, we have not established, and have no plans to establish the existence of proven and probable reserves at this project.

We have regularly monitored practices followed by our peer companies in the industry. As a result of this, we have changed our accounting policy with respect to the nature of items that qualify for capitalization for in situ uranium mining operations to align our policy to the accounting treatment that has been established as best practice for these types of mining operations.

The specific costs affected by this change are those associated with the development of the wellfield which, during 2012 and 2013, was being constructed as a part of the Lost Creek project.  The development of this wellfield includes production and monitor well drilling and completion, piping within the wellfield and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs are now expensed when incurred.

During the year ended December 31, 2012, a total of $4.4 million of such expenditures was capitalized as part of construction in progress within capital assets. Accordingly, the comparative year financial statements have been restated to show the impact of this change in accounting policy and reflect this $4.4 million as development expense.

Mineral Properties

Acquisition costs of mineral properties are capitalized. When production is attained at a property, these costs will be amortized over a period of estimated benefit.

As of December 31, 2013, the current and long term price of uranium was $35.00 and $50.50, respectively.  This compares to prices of $43.38 and $56.50 as of December 31, 2012. Other than as discussed earlier, management did not identify any impairment indicators for any of the Company’s mineral properties during the twelve months ended December 31, 2013.

Development costs including, but not limited to, production wells, header houses, piping and power will be expensed as incurred as we have no proven and probable reserves.

Depreciation

The depreciable life of the Lost Creek plant, equipment and enclosure was determined to be the nameplate life of the equipment housed in the processing plant as plans exist for other uses for the equipment beyond the estimated production at the Lost Creek Project.

Inventory and Cost of Sales

Our inventories are measured at the lower of cost and net realizable value based on projected revenues from the sale of that product.  We are allocating all costs of operations of the Lost Creek facility to the inventory valuation at various stages of production with the exception of wellfield and disposal well costs which are treated as development expenses when incurred.  Depreciation of facility enclosures, equipment and asset retirement obligations as well as amortization of the acquisition cost of the related property is also included in the inventory valuation.  We do not allocate any administrative or other overhead to the cost of the product.

Share-Based Compensation

We are required to initially record all equity instruments including warrants, restricted share units and stock options at fair value in the financial statements.

Management utilizes the Black-Scholes model to calculate the fair value of the warrants and stock options at the time they are issued.  Use of the Black-Scholes model requires management to make estimates regarding the expected volatility of the Company’s stock over the future life of the equity instrument, the estimate of the expected life of the equity instrument and the number of options that are expected to be forfeited.  Determination of these estimates requires significant judgment and requires management to formulate estimates of future events based on a limited history of actual results.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” following the signature page of this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this MD&A, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

(b)	Management’s Report on Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

All internal control systems, no matter how well designed, have inherent limitations. Therefore even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting at December 31, 2013, has been audited by PricewaterhouseCoopers LLP, as stated in their report.

(c)           Attestation Report of the Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 15.

(d)           Changes in Internal Controls over Financial Reporting

In August 2013, we commenced production related activities and accordingly established new internal control processes and controls in these areas.  No other changes in our internal control over financial reporting occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set out below are the names, committee memberships, municipalities of residence, principal occupations, and periods of service of our directors and executive officers, as at the date hereof:

Directors and Executive Officers of Ur-Energy

Name and Province or State and Country of Residence	Position with Ur-Energy and Principal Occupation Within the Past Five Years	Period(s) of Service as a Director
Jeffrey T. Klenda Colorado, USA	Chair and Executive Director	August 2004 – present

Wayne W. Heili(5) Wyoming, USA	President and CEO, and Director (formerly, Vice-President, Mining and Engineering)	May 2011 – present

W. William Boberg(5) Colorado, USA	Director (formerly President and CEO of Ur-Energy)	January 2006 – present

James M. Franklin(1)(2)(3)(5) Ontario, Canada	Director Consulting Geologist / Adjunct Professor of Geology Queen’s University, Laurentian University and University of Ottawa	March 2004 – present

Paul Macdonell(1)(2)(3)(4)(5) Ontario, Canada	Director Private Mediator (2014 – date) Senior Mediator, Government of Canada (2000 – 2014)	March 2004 – present

Thomas Parker(1)(2)(3)(4)(5) Montana, USA	Director Mining Company Executive	July 2007 – present

Roger L. Smith Colorado, USA	Chief Financial Officer and Chief Administration Officer (formerly, CFO and Vice President, Finance, IT and Administration)	N/A

Steven M. Hatten Wyoming, USA	Vice President Operations (formerly, Director, Engineering & Operations; Engineering Manager)	N/A

John W. Cash Wyoming, USA	Vice President, Regulatory Affairs, Exploration and Geology (formerly, Director Regulatory Affairs; Environment, Health, Safety and Regulatory Affairs Manager)	N/A

Penne A. Goplerud Colorado, USA	Corporate Counsel and General Counsel (formerly, Associate General Counsel)	N/A

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.
(4)	Member of Treasury and Investment Committee.
(5)	Member of the Technical Committee.

The following sets out additional information with respect to the age, education, experience and employment history during the past five years of each of the directors and executive officers referred to above:

Jeffrey T. Klenda, 57, B.A.	Chair & Executive Director

Mr. Klenda graduated from the University of Colorado in 1980 and began his career as a stockbroker specializing in venture capital offerings.  Prior to founding Ur-Energy in 2004, he worked as a Certified Financial Planner and was a member of the International Board of Standards and Practices.  In 1986, he started Klenda Financial Services, an independent financial services company providing investment advisory services to high-end individual and corporate clients as well as providing venture capital to corporations seeking entry to the U.S. securities markets. In the same year, Mr. Klenda formed Independent Brokers of America, Inc., a national marketing organization.  He also served as President of Security First Financial, a company he founded to provide consultation to individuals and corporations seeking investment management and early stage funding.  Over the last 30 years, Mr. Klenda has acted as an officer and/or director for numerous publicly traded companies.  Mr. Klenda co-founded Ur-Energy in 2004. Mr. Klenda has served as the Chair of the Board of Directors and Executive Director of Ur-Energy since 2006.  Mr. Klenda is also a director of Columbus Exploration Corporation (since November 2013).

The Board of Directors has concluded that Mr. Klenda should serve as a director on the basis of his contributions to the Company since its inception, his 30 years of experience in the financial markets and in service to numerous publicly-traded companies as an officer and director.

Wayne W. Heili, 48, B.Sc	President, Chief Executive Officer and Director

Mr. Heili is Ur-Energy’s President and Chief Executive Officer, and is a director (since May 2011).  Prior to being named Ur-Energy’s President and CEO, Mr. Heili served as our Vice President, Mining & Engineering, and briefly as President and Chief Operating Officer.  His career spans more than 25 years in which he has provided engineering, construction, operations and technical support in the uranium mining industry. He spent 16 years in various operations level positions with Total Minerals and Cogema Mining at their properties in Wyoming and Texas. He was Operations Manager of Cogema’s Wyoming in-situ recovery projects from 1998 to 2004. Between 2004 and joining Ur-Energy, Mr. Heili acted as a consultant for such companies as High Plains Uranium, Energy Metals and Behre Dolbear.  His experience includes conventional and in situ recovery uranium processing facility operations. Mr. Heili received a Bachelor of Science in Metallurgical Engineering from Michigan Technological University, with an emphasis in mineral processing.  Mr. Heili currently serves as Vice President to the Uranium Producers of America.  Mr. Heili previously served on the Board of Directors and as President of the Wyoming Mining Association.

The Board of Directors has concluded that Mr. Heili should serve as a director on the basis of his contributions to the Company as an officer since 2007 and a director since 2011, and his 20 years of diverse experience in our industry.

W. William (Bill) Boberg, 74, M.Sc., P Geo	Director

Mr. Boberg served as Ur-Energy’s Chief Executive Officer from January 2006 until July 31, 2011.  He also served as President of Ur-Energy from January 2006 until May 16, 2011. Mr. Boberg has served as a director of Ur-Energy since January 2006.  Mr. Boberg was our senior U.S. geologist and Vice President U.S. Operations (September 2004 to January 2006). Before his initial involvement with the company, he was a consulting geologist having over 40 years’ experience investigating, assessing and developing a wide variety of mineral resources in a broad variety of geologic environments in western North America, South America and Africa.  Mr. Boberg has worked for Gulf Minerals, Hecla Mining, Anaconda, Continental Oil Minerals Department, Wold Nuclear, Kennecott, Western Mining, Canyon Resources and Africa Mineral Resource Specialists.  Mr. Boberg has over 20 years of experience exploring for uranium in the continental U.S. He discovered the Moore Ranch Uranium Deposit and the Ruby Ranch Uranium Deposit as well as several smaller deposits in Wyoming’s Powder River Basin.  He received his Bachelor’s Degree in Geology from Montana State University and his Master’s Degree in Geology from the University of Colorado.  He is a registered Wyoming Professional Geologist and fellow of the Society of Economic Geologists.  He is a member of the Society for Mining, Metallurgy & Exploration Inc., American Institute of Professional Geologists (for which he is a Certified Professional Geologist), the Denver Regional Exploration Society and the American Association of Petroleum Geologists.  Mr. Boberg is also a director for Aura Silver Resources Inc. (since June 2008).

The Board of Directors has concluded that Mr. Boberg should serve as a director on the basis of his contributions to the Company as a director and, until 2011, as the President and CEO, as well as his more than 40 years of experience in mineral resources exploration and development.

James M. Franklin, 71, Ph. D., FRSC, P. Geo	Director & Chair of the Technical Committee

Dr. Franklin has over 40 years’ experience as a geologist. He is a Fellow of the Royal Society of Canada. Since January 1998, he has been an Adjunct Professor at Queen’s University, since 2001, at Laurentian University and since 2006 at the University of Ottawa. He is a past President of the Geological Association of Canada and of the Society of Economic Geologists. He retired as Chief Geoscientist, Earth Sciences Sector, the Geological Survey of Canada in 1998. Since that time, he has been a consulting geologist and is currently a director of Aura Silver Resources Inc. (since October 2003); of Nuinsco Resources Ltd. (since December 2010); and of Anconia Resources Corp. (since June 2012).

The Board of Directors has concluded that Dr. Franklin should serve as a director on the basis of his contributions to the Company since inception as a director and his more than 40 years of experience in geosciences and mineral resource work in industry, governmental service and academia.

Paul Macdonell, 61, Diploma Public Admin.	Director, Chair of Compensation Committee &Chair
of Corporate Governance and Nominating Committee

Mr. Macdonell is a mediator in private practice.  He was a Senior Mediator, Federal Mediation and Conciliation Service for the Government of Canada from 2000 until January 2014.  Prior to that, Mr. Macdonell was employed by the Amalgamated Transit Union, serving as President of the Union from 1996 to 2000 and Financial Secretary 1991 to 1995.  Mr. Macdonell was Municipal Councillor of the City of Cumberland from 1978 to 1988 and was on the City’s budget committee during that time. He graduated (diploma) at University of Western Ontario in Public Administration and completed programs at University of Waterloo (Economic Development Certificate), The George Meany Centre in Washington (Labour Studies) and Harvard University (Program on Negotiations).

The Board of Directors has concluded that Mr. Macdonell should serve as a director on the basis of his contributions to the Company since inception as a director and his more than 30 years of experience in business, mediation and labor matters.

Thomas Parker, 71, M.Sc., P.E.	Director, Chair of Audit Committee &
Chair of Treasury & Investment Committee

Mr. Parker has worked extensively in senior management positions in the mining industry for the past 49 years.  Mr. Parker is a mining engineer graduate from South Dakota School of Mines, with a Master’s Degree in Mineral Engineering Management from Penn State. Mr. Parker was President and CEO, and a director of U.S. Silver Corporation until 2012.  Prior to that, Mr. Parker was President and CEO of Gold Crest Mines, Inc., before which  he was the President and CEO of High Plains Uranium, Inc., a junior uranium mining company acquired by Energy Metals in January 2007. Mr. Parker also served for 10 years as Executive Vice President of Anderson and Schwab, a management consulting firm. Prior to Anderson and Schwab, Mr. Parker held many executive management positions including with Costain Minerals Corporation, ARCO, Kerr McGee Coal Corporation and Conoco.  He also has worked in the potash, limestone, talc, coal and molybdenum industries and has extensive experience working in Niger, France and Venezuela.

The Board of Directors has concluded that Mr. Parker should serve as a director on the basis of his contributions to the Company as a director since 2007 as well as his nearly 50 years of experience in the mining industry and in executive management positions.

Roger L. Smith, 55, CPA, MBA, CGMA	Chief Financial Officer and Chief Administrative Officer

Mr. Smith has over 30 years of mining and manufacturing experience including finance, accounting, IT, ERP and systems implementations, mergers, acquisitions, audit, tax and public and private reporting in international environments.  Mr. Smith served as Ur-Energy’s Chief Financial Officer and Vice President Finance, IT and Administration until May 2011, when he assumed the title and responsibilities of Chief Administrative Officer as well as Chief Financial Officer. Mr. Smith joined Ur-Energy in May 2007, after having served as Vice President, Finance for Luzenac America, Inc., a subsidiary of Rio Tinto PLC and Director of Financial Planning and Analysis for Rio Tinto Minerals, a division of Rio Tinto PLC from September 2000 to May 2007.  Mr. Smith has also held such positions as Vice President Finance, Corporate Controller, Accounting Manager, and Internal Auditor with companies such as Vista Gold Corporation, Westmont Gold Inc. and Homestake Mining Corporation.  He has a Master of Business Administration and Bachelor of Arts in Accounting from Western State Colorado University, Gunnison, Colorado.

Steven M. Hatten, 50, B.Sc.	Vice President Operations

Prior to being named Ur-Energy’s Vice President Operations, Mr. Hatten served as Engineering Manager from 2007 to 2010 and as Director of Engineering and Operations 2010 to 2011.  He has over 20 years of experience with a strong background in in situ recovery uranium design and operations.  He previously worked as a Project Engineer for Power Resources, Inc., the Manager Wellfield Operations for Rio Algom Mining Corp. and Operations Manager at Cameco’s Smith Ranch – Highland Facility.  Mr. Hatten has a Bachelor of Science in Petroleum Engineering from Texas Tech University.

John W. Cash, 41, M.Sc.	Vice President Regulatory Affairs, Exploration & Geology

Prior to being named Vice President Regulatory Affairs, Exploration & Geology, Mr. Cash served as Ur-Energy’s Environment, Health, Safety and Regulatory Affairs Manager from 2007 to 2010 and as Director of Regulatory Affairs 2010 to 2011.  He previously worked for Crow Butte Resources, Inc. a subsidiary of Cameco, from 2002 to 2007, including as Senior Environmental/Safety Superintendent, Safety Director/Wellfield Supervisor and Operations Superintendent. He is a Fellow of the World Nuclear University Summer Institute, 2005. Mr. Cash has a M.Sc. Geology and Geophysics from the University of Missouri-Rolla.

Penne A. Goplerud, 52, JD	General Counsel & Corporate Secretary

Ms. Goplerud has more than 20 years of diverse legal experience in complex litigation, business and natural resources transactions.  While in private practice, she represented clients in commercial litigation, arbitration and mediation, involving mining, oil and gas, commercial and corporate disputes, securities and environmental law.  She also has counseled business clients and represented clients in the negotiation of business transactions.  Prior to joining Ur-Energy as Associate General Counsel in 2007, much of Ms. Goplerud’s practice was in natural resources and transactional work. Ms. Goplerud obtained her JD from the University of Iowa College of Law.

Family Relationships

None of our directors is related to any of our executive officers.

Legal Proceedings

None of our directors or executive officers has been involved in any legal proceedings during the last ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to January 1, 2014, we maintained foreign private issuer status and, therefore, our directors and executive officers were not previously subject to the reporting obligations of Section 16(a) under the Exchange Act.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and others performing similar functions. The Code has been filed on Form 8-K and is available on our website at www.ur-energy.com. The Code is designed to reasonably deter wrongdoing and to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in reports; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of the violations of the Code; and adherence to the Code.  We intend to disclose any amendment or waiver (including any implicit waiver) of the Code on our website at www.ur-energy.com/corporategovernance/ within four business days following such amendment or waiver. We also have adopted a Code of Business Conduct and Ethics which applies to all employees, officers and directors, and which also may be accessed on our website.

Corporate Governance

The Board of Directors believes that effective corporate governance contributes to improved corporate performance and enhanced shareholder value. The Board of Directors is committed to ensuring that Ur-Energy follows best practices and is continuing to develop such practices.

Board Mandate

The responsibility of the Board is to supervise the management of the business and affairs of the company in accordance with the best interests of the company and all of our shareholders.  The Board does not currently have a written mandate or a written description for the Chair of the Board or the Chief Executive Officer.  In discharging its responsibility, the Board reviews the performance and responsibilities of the President and Chief Executive Officer and oversees and reviews the development and implementation of the following significant corporate plans and initiatives:

•	our strategic planning and budgeting process;
•	the identification of the principal risks to our business and the implementation of systems to manage these risks;
•	succession planning, including appointing, training and monitoring senior management;
•	our public communications policies and continuous disclosure record; and
•	our internal controls and management information systems.

The Board of Directors meets at least four times a year and more frequently if required. In 2013, our Board met 10 times.  In addition, the Board took 12 actions by written resolution. From time to time, the Board holds a portion of its meetings when management departs and the independent directors meet in camera.  Management may be asked to depart a meeting for in camera sessions at such other meetings as the independent directors deem appropriate.

When necessary, the Board recruits possible directors from contacts within the mining industry or other strategic areas that will complement the knowledge and depth of the Board of Directors based upon the needs at the time for selection of a new director. Currently, the Board has determined that six directors is an appropriate number of directors to oversee and provide guidance to management on our business.  However, the directors continue to evaluate the appropriate size of the Board in conjunction with the continuing growth and development of Ur-Energy.

New directors who join our Board are provided with basic orientation to our company, the Board of Directors, the committees of the Board and meet with the other directors prior to joining our Board. In addition, new directors have the opportunity to meet with management to have an understanding of our business and operations.  Directors are encouraged to participate in corporate governance and education courses that will assist them in their role as directors of the board or on various committees and, effective in 2014, a budget for such courses has been established for each director.

Board Composition

The current six directors include Jeffrey T. Klenda, Chair of the Board of Directors; Wayne W. Heili, President and Chief Executive Officer; James M. Franklin; W. William Boberg; Paul Macdonell and Thomas Parker.  Messrs. Macdonell and Parker and Dr. Franklin are independent directors as determined in accordance with Canadian securities laws.  In determining whether a director is independent, the Board of Directors considers the specific circumstances of a director and the nature, as well as materiality, of any relationship between the director and Ur-Energy. We continue to place reliance on an exemption, pursuant to Section 110 of the NYSE MKT Company Guide, from the requirement that a majority of our directors be independent.

From time to time, the Corporate Governance and Nominating Committee considers the functions customarily assigned to a director serving in the role of lead director and has determined that the establishment of the role of lead director of Ur-Energy, with the current makeup of the Board of Directors, would not enhance the communications within the Board, among its committees, and with management.

Several of the directors are directors for other reporting issuers, as disclosed in the biographies of the directors provided above.

Board Committees

There are five permanent committees of the Board of Directors: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, the Treasury & Investment Committee and the Technical Committee. The Board of Directors may also appoint other temporary or permanent committees from time to time for particular purposes.

The following sets out a summary of the responsibilities and activities of the Board Committees and the Report of the Audit Committee.

Audit Committee

The Audit Committee assists the Board of Directors in carrying out its responsibilities relating to corporate accounting and financial reporting practices, as well as oversight of internal controls, and the whistleblower program. The duties and responsibilities of the Audit Committee include the following:

•	reviewing for recommendation to the Board of Directors for its approval the principal documents comprising our continuous disclosure record, including interim and annual financial statements and management’s discussion and analysis;
•	recommending to the Board of Directors a firm of independent auditors for appointment by the shareholders and reporting to the Board of Directors on the fees and expenses of such auditors. The Audit Committee has the authority and responsibility to select, evaluate and if necessary replace the independent auditor. The Audit Committee has the authority to approve all audit engagement fees and terms and the Audit Committee, or a member of the Audit Committee, must review and pre-approve any non-audit services provided to Ur-Energy by our independent auditor and consider the impact on the independence of the auditor;

•	reviewing periodic reports from the Chief Financial Officer;
•	discussing with management and the independent auditor, as appropriate, any audit problems or difficulties and management’s response; and
•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including through the Whistleblower program.

The Audit Committee maintains direct communication during the year with Ur-Energy’s independent auditor and with our officers and other personnel responsible for accounting and financial matters.

During 2013, the members of the Audit Committee were Thomas Parker (Chair), Paul Macdonell and James Franklin. The members of the Audit Committee were in 2013, and are currently, independent directors pursuant to National Instrument 52-110 Audit Committees (“NI 52-110”) and the listing standards of the NYSE MKT. Each of the members is financially literate as defined in NI 52-110 and financially sophisticated under the NYSE MKT rules. The Audit Committee designated Thomas Parker as an “audit committee financial expert” as that term is currently defined by the rules of the SEC regulating these disclosures.

Report of the Audit Committee

During 2013, the Audit Committee met four times.  In addition, the Audit Committee took one action by written resolution.  The activities of the Audit Committee over the past year included the following:

•	reviewing our annual financial statements and management’s discussion and analysis prior to filing with the regulatory authorities;
•	reviewing our quarterly interim financial statements and management’s discussion and analysis prior to filing with regulatory authorities;
•	reviewing periodic reports from the Chief Financial Officer;
•	reviewing applicable corporate disclosure reporting and control processes, including Chief Executive Officer and Chief Financial Officer certifications;
•	approving retention of an external firm for testing of internal controls and subsequently reviewing reports made by the firm;
•	reviewing Audit Committee governance practices to ensure its terms of reference incorporate all regulatory requirements; and
•	reviewing the engagement letter with the independent auditors and annual audit fees prior to approval by the Board of Directors, as well as pre-approving non-audit services and their cost prior to commencement.

The Audit Committee has recommended to the Board of Directors that Ur-Energy shareholders be requested to re-appoint PricewaterhouseCoopers LLP, Chartered Accountants, as the independent auditor for 2014.

The Audit Committee reviews its charter on a yearly basis, and did so most recently on January 30, 2014.  A copy of the Amended and Restated Audit Committee Charter, as amended on February 5, 2014, is available at our website www.ur-energy/corporategovernance. The composition of the Audit Committee and the qualifications of each of its members is set forth above.

Report of the Audit Committee
To the Board of Directors of Ur-Energy Inc.:

Management is responsible for our internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of our financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the standards of the Public Company Accounting Oversight Board (“PCAOB”) and to issue an opinion on our financial statements. Our responsibility is to monitor and oversee those processes. We hereby report to the Board of Directors that, in connection with the financial statements for the year ended December 31, 2013, we have:

•	reviewed and discussed the audited financial statements with management and the independent accountants;

•	discussed with the independent accountants the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU section 380), as modified by SAS 89 and SAS 90; and

•	received the written disclosures and the letter from the independent accountants required by PCAOB Rule 3526, as may be modified or supplemented, and discussed with the independent accountant the accountants’ independence.

Based on the discussions and our review described above, we recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2013 be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Respectfully submitted,
The Audit Committee of Ur-Energy Inc.
Thomas Parker
James M. Franklin
Paul Macdonell

Compensation Committee

The Compensation Committee assists the Board of Directors in carrying out its responsibilities relating to personnel matters, including performance, compensation and succession.  The Compensation Committee has prepared terms of reference which include annual objectives against which to assess members of management including the President and Chief Executive Officer, reviewing and making recommendations to the Board of Directors with respect to employee and consultant compensation arrangements including stock options, restricted share units and management succession planning.  The Compensation Committee reviews its charter on a yearly basis, and did so most recently on January 30, 2014.  A copy of the Amended and Restated Compensation Committee Charter, as amended on February 5, 2014, is available at our website www.ur-energy/corporategovernance.

The Compensation Committee met five times in 2013.  In addition, the Compensation Committee took one action by written resolution.  Portions of meetings are conducted without management present, including for the purpose of specifically discussing the compensation of the President and Chief Executive Officer.  During 2013, the members of the Committee were Paul Macdonell (Chair), Thomas Parker and James Franklin. The members of the Compensation Committee were in 2013, and are currently, independent under applicable law.  The biographies of the members of the Compensation Committee are provided above and provide the qualifications of each of the members of the Compensation Committee.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee assists the Board of Directors with determining the slate of director nominees for election to the Board of Directors, recommending candidates to fill vacancies, other succession planning, the composition of the committees of the Board of Directors and monitoring compliance with corporate governance regulatory requirements.  The Corporate Governance and Nominating Committee Charter was adopted by the Board of Directors on December 17, 2007.  The Corporate Governance and Nominating Committee reviews its charter on a yearly basis, and did so most recently on January 30, 2014.  A copy of the Amended and Restated Corporate Governance and Nominating Committee Charter, as amended on February 5, 2014, is available at our website www.ur-energy/corporategovernance.

During 2012, the members of the Committee were Paul Macdonell (Chair), Thomas Parker and James Franklin. The Corporate Governance and Nominating Committee met twice during 2013, and took one action by written resolution. The members of the Corporate Governance and Nominating Committee were in 2013, and are currently, independent.

Treasury & Investment Committee

The Treasury & Investment Committee assists the Board of Directors by centralizing for oversight all treasury activities of Ur-Energy insofar as practical, and coordinating our banking, cash management, investment and funding arrangements.  The Committee also formulates and implements the Treasury and Investment Policy, reviewing it from time to time.  The Committee’s Charter provides that the Committee consist of the Chief Financial Officer and at least two independent members of the Board of Directors.  The Treasury & Investment Committee reviews its charter on an annual basis, and did so most recently on January 30, 2014.

During 2013, the members of the Treasury & Investment Committee were Thomas Parker (Chair) and Paul Macdonell, along with our Chief Financial Officer, Roger Smith.  The Treasury & Investment Committee met formally once during 2013 and took five actions through written resolutions.

Technical Committee

The Technical Committee assists the Board of Directors with reserve and resource matters relating to our mineral properties; technical matters relating to our exploration, development, permitting, construction, operations, reclamation and restoration activities; health, safety and environmental matters relating to our operations and activities; and compliance with legal and regulatory requirements relating to reserve and resource matters, technical matters, and health, safety and environmental matters. The Technical Committee “Mandate and Guidelines” document was adopted by the Board of Directors on January 29, 2008, and subsequently became the Technical Committee Charter.  Most recently, it was reviewed and revised on February 5, 2014.

The members of the Technical Committee are James Franklin (Chair), Wayne Heili, William Boberg and Thomas Parker.  There are several members of management who participate in the Technical Committee.  The Technical Committee conducts many of its reviews by means of informal meetings.  The Technical Committee held four formal meetings during 2013. The members of the Technical Committee are not required to be independent.

Item 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table sets forth the summary information concerning compensation paid to or earned during the financial years ended December 31, 2013, 2012 and 2011 by our Chief Executive Officer, Chief Financial Officer and the three highest paid executive officers, who were serving as executive officers at December 31, 2013 (collectively, the “Named Executive Officers”).

Summary Compensation Table (1)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards(2) ($)	Option awards(2) ($)	Non-equity incentive plan compensation (3) ($)	Change in pension value and nonqualified deferred compensation ($)	All other compensation ($)	Total ($)

Wayne W. Heili (4) (5)	2013	258,284	50,000	25,727	67,890	Nil	Nil	Nil	401,901
Director, President, and	2012	256,882	Nil	50,492	98,688	17,025	Nil	Nil	423,087
Chief Exectuve Officer	2011	240,997	Nil	74,255	344,286	Nil	Nil	Nil	659,538

Roger L. Smith (6) (7)	2013	252,668	40,000	22,650	59,772	Nil	Nil	Nil	375,090
Chief Financial Officer and	2012	251,297	Nil	44,457	86,888	15,325	Nil	Nil	397,967
Chief Administrative Officer	2011	243,665	Nil	79,557	349,487	Nil	Nil	Nil	672,709

Jeffrey T. Klenda (8) (9)	2013	258,284	50,000	25,727	67,890	Nil	Nil	Nil	401,901
Chair and	2012	256,882	Nil	50,492	98,688	17,025	Nil	Nil	423,087
Executive Director	2011	233,724	Nil	94,292	256,588	Nil	Nil	Nil	584,604

Penne A. Goplerud(10) (11)	2013	227,162	40,000	20,364	53,739	Nil	Nil	Nil	341,265
General Counsel and	2012	205,651	Nil	35,282	68,228	10,599	Nil	Nil	319,760
Corporate Secretary	2011	163,053	Nil	26,793	177,345	Nil	Nil	Nil	367,191

Steven M. Hatten(12) (13)	2013	181,090	35,000	16,234	42,840	Nil	Nil	Nil	275,164
Vice President, Operations	2012	180,101	Nil	31,860	62,270	10,982	Nil	Nil	285,213
	2011	165,417	Nil	29,268	183,854	Nil	Nil	Nil	378,539

(1)   Canadian dollar figures have been converted to U.S. dollar figures at the average exchange rate for 2013 of Cdn$1.00 = US$097104, for 2012 of CdnS1.00 = US$0.99184, and for 2011 of Cdn$1.00 = US$1.01109 as quoted by OANDA Corporation on its website www.oanda.com.
(2)   The issuance of share-based and option-based awards in conjunction with the LTIP are shown in the year they were issued.  The 2011 awards were issued in January 2012 while the 2012 awards were issued in December 2012 resulting in two years’ worth of awards in 2012.  We intend to continue issuing the awards in December in future years.
(3)   Annual incentive plan awards were earned in the years shown and are typically paid in the first quarter of the following year.
(4)   Mr. Heili joined Ur-Energy in February 2007 pursuant to an employment agreement and was appointed to the position of Vice President, Mining & Engineering.  In May 2011, Mr. Heili was appointed to be the President and Chief Operating Officer of the Corporation, as well as being named a director.  He became President and Chief Executive Officer on August 1, 2011.  See heading “Employment Contracts” below.
(5)   In 2013, Mr. Heili received options for 88,302 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20.  These options expire on December 27, 2018.  Mr. Heili received a grant of 22,076 RSUs on December 27, 2013.  In addition, Mr. Heili received options for 57,249 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77.  These options expire on April 25, 2018.  In 2012, Mr. Heili received options for 130,077 Common Shares on December 7, 2012 at an exercise price of Cdn$0.76.  These options expire on December 7, 2017.  Mr. Heili received a grant of 32,694 RSUs on December 7, 2012.  In addition, Mr. Heili received options for 112,767 Common Shares on January 12, 2012 at an exercise price of Cdn$0.91.  These options expire on January 12, 2017. Mr. Heili received a grant of 28,192 RSUs on January 12, 2012.  In 2011, Mr. Heili received options for 102,354 Common Shares on January 28, 2011 at an exercise price of Cdn$2.87.  These options expire on January 28, 2016.  Mr. Heili received a grant of 25,589 RSUs on January 28, 2011. In addition, Mr. Heili received options for 150,000 Common Shares on July 7, 2011 at an exercise price of Cdn$1.57.  These options expire on July 7, 2016.  Mr. Heili also received options for 81,847 Common Shares on September 9, 2011 at an exercise price of Cdn$1.17.  These options expire on September 9, 2016.
(6)   Roger Smith joined Ur-Energy in May 2007 and was appointed to the position of Chief Financial Officer pursuant to an employment agreement.  In August 2007, Mr. Smith was further appointed as Vice President, Finance, IT & Administration.  In May 2011, Mr. Smith assumed additional responsibilities, and in addition to continuing to serve as Chief Financial Officer was appointed Chief Administrative Officer.  See heading “Employment Contracts” below.

(7)     In 2013, Mr. Smith received options for 77,744 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20.  These options expire on December 27, 2018.  Mr. Smith received a grant of 19,436 RSUs on December 27, 2013.  In addition, Mr. Smith received options for 50,403 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77.  These options expire on April 25, 2018.  In 2012, Mr. Smith received options for 115,139 Common Shares on December 7, 2012 at an exercise price of Cdn$0.76.  These options expire on December 7, 2017.  Mr. Smith received a grant of 28,786 RSUs on December 7, 2012.  In addition, Mr. Smith received options for 99,284 Common Shares on January 12, 2012 at an exercise price of Cdn$0.91.  These options expire on January 12, 2017. Mr. Smith received a grant of 24,822 RSUs on January 12, 2012.  In 2011, Mr. Smith received options for 109,666 Common Shares on January 28, 2011 at an exercise price of Cdn$2.87.  These options expire on January 28, 2016.  Mr. Smith received a grant of 27,416 RSUs on January 28, 2011. In addition, Mr. Smith received options for 150,000 Common Shares on July 7, 2011 at an exercise price of Cdn$1.57.  These options expire on July 7, 2016.  Mr. Smith also received options for 72,061 Common Shares on September 9, 2011 at an exercise price of Cdn$1.17.  These options expire on September 9, 2016.
(8)     Mr. Klenda became a director of Ur-Energy in August 2004 and Chair of the Board of Directors and Executive Director in January 2006.  Mr. Klenda was a consultant to the Company from August 2004 to December 31, 2006.  Mr. Klenda entered into an employment agreement with Ur-Energy on January 1, 2007, as amended. See heading “Employment Contracts” below.
(9)     In 2013, Mr. Klenda received options for 88,302 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20.  These options expire on December 27, 2018.  Mr. Klenda received a grant of 22,076 RSUs on December 27, 2013.  In addition, Mr. Klenda received options for 57,249 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77.  These options expire on April 25, 2018.  In 2012, Mr. Klenda received options for 130,777 Common Shares on December 7, 2012 at an exercise price of Cdn$0.76.  These options expire on December 7, 2017.  Mr. Klenda received a grant of 32,694 RSUs on December 7, 2012.  In addition, Mr. Klenda received options for 112,767 Common Shares on January 12, 2012 at an exercise price of Cdn$0.91.  These options expire on January 12, 2017. Mr. Klenda received a grant of 28,192 RSUs on January 12, 2012.  In 2011, Mr. Klenda received options for 129,974 Common Shares on January 28, 2011 at an exercise price of Cdn$2.87.  These options expire on January 28, 2016.  Mr. Klenda received a grant of 32,494 RSUs on January 28, 2011. In addition, Mr. Klenda received options for 81,847 Common Shares on September 9, 2011 at an exercise price of Cdn$1.17.  These options expire on September 9, 2016.
(10)     Ms. Goplerud joined Ur-Energy in August 2007 as Associate General Counsel. In May 2011, Ms. Goplerud was appointed General Counsel and Corporate Secretary.  Ms. Goplerud entered into an employment agreement with the Company on May 17, 2011, as amended.  See heading “Employment Contracts” below.
(11)     In 2013, Ms. Goplerud received options for 69,896 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20.  These options expire on December 27, 2018.  Ms. Goplerud received a grant of 17,474 RSUs on December 27, 2013.  In addition, Ms. Goplerud received options for 45,315 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77.  These options expire on April 25, 2018.  In 2012, Ms. Goplerud received options for 103,516 Common Shares on December 7, 2012 at an exercise price of Cdn$0.76.  These options expire on December 7, 2017.  Ms. Goplerud received a grant of 25,880 RSUs on December 7, 2012.  In addition, Ms. Goplerud received options for 68,667 Common Shares on January 12, 2012 at an exercise price of Cdn$0.91.  These options expire on January 12, 2017. Ms. Goplerud received a grant of 17,166 RSUs on January 12, 2012.  In 2011, Ms. Goplerud received options for 36,934 Common Shares on January 28, 2011 at an exercise price of Cdn$2.87.  These options expire on January 28, 2016.  Ms. Goplerud received a grant of 9,233 RSUs on January 28, 2011. In addition, Ms. Goplerud received options for 100,000 Common Shares on July 7, 2011 at an exercise price of Cdn$1.57.  These options expire on July 7, 2016.  Ms. Goplerud also received options for 49,838 Common Shares on September 9, 2011 at an exercise price of Cdn$1.17.  These options expire on September 9, 2016
(12)     Mr. Hatten joined Ur-Energy in April 2007 as the Engineering Manager and was subsequently named Director of Engineering & Operations in 2010.  In May 2011, Mr. Hatten was named Vice President Operations.  Mr. Hatten entered into an employment agreement with the Company on May 17, 2011, as amended.  See heading “Employment Contracts” below.
(13)     In 2013, Mr. Hatten received options for 55,720 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20.  These options expire on December 27, 2018.  Mr. Hatten received a grant of 13,930 RSUs on December 27, 2013.  In addition, Mr. Hatten received options for 36,125 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77.  These options expire on April 25, 2018.  In 2012, Mr. Hatten received options for 82,523 Common Shares on December 7, 2012 at an exercise price of Cdn$0.76.  These options expire on December 7, 2017.  Mr. Hatten received a grant of 20,630 RSUs on December 7, 2012.  In addition, Mr. Hatten received options for 71,150 Common Shares on January 12, 2012 at an exercise price of Cdn$0.91.  These options expire on January 12, 2017. Mr. Hatten received a grant of 17,788 RSUs on January 12, 2012.  In 2011, Mr. Hatten received options for 40,343 Common Shares on January 28, 2011 at an exercise price of Cdn$2.87.  These options expire on January 28, 2016.  Mr. Hatten received a grant of 10,086 RSUs on January 28, 2011. In addition, Mr. Hatten received options for 100,000 Common Shares on July 7, 2011 at an exercise price of Cdn$1.57.  These options expire on July 7, 2016.  Mr. Hatten also received options for 51,641 Common Shares on September 9, 2011 at an exercise price of Cdn$1.17.  These options expire on September 9, 2016.

Grants of Plan-Based Awards

											Grant
									All other		date
								All other	option		fair
								stock	awards:		value
								awards	Number	Exercise	of
		Estimated future payouts						Number of	of	of base	stock
		under non-equity			Estimated future payouts under			shares of	securities	price of	and
		incentive plan awards			equity incentive plan awards			stock or	underlying	option	option
		Threshold	Target	Maximum	Threshold	Target	Maximum	units	options	awards	awards
Name	Grant date	($)	($)	($)	($)	($)	($)	(#)	(#)	(Cdn$/Sh)	(US$)
Wayne W. Heili	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	57,249	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	88,203	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	22,076	Nil	Nil	$1.17

Roger L. Smith	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	50,403	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	77,744	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	19,436	Nil	Nil	$1.17

Jeffrey T. Klenda	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	57,249	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	88,203	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	22,076	Nil	Nil	$1.17

Penne A. Goplerud	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	45,315	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	69,896	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	17,474	Nil	Nil	$1.17

Steven M. Hatten	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	36,125	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	55,720	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	13,930	Nil	Nil	$1.17

Stock Options and RSUs

We adopted the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 in order to advance our interests by providing directors, officers, employees and consultants with a financial incentive tied to Ur-Energy’s long-term financial performance and continued service to or employment with us.

We adopted the Ur-Energy Inc. Amended Restricted Share Unit Plan as part of our overall stock-based compensation plan.  The RSU Plan allows participants to earn Common Shares over time, rather than options that give participants the right to purchase shares at a set price.

A total of up to 10% of Ur-Energy’s issued and outstanding Common Shares may be reserved for issuance pursuant to the Option Plan and the RSU Plan, in the aggregate.  As of February 13, 2014, we have listed and reserved 10,339,531 Common Shares in the aggregate of which 2,083,549 Common Shares were notionally reserved under the Option Plan, and 978,549 Common Shares were notionally reserved under the RSU Plan. We have historically allocated, and expects going forward will allocate, approximately 80% of those reserved shares to the Option Plan and 20% to the RSU Plan. Of those currently reserved, 8,968,739 options for Common Shares have been granted and are outstanding, and 467,961 RSUs have been granted and are outstanding as at February 24, 2014.  The number of shares reserved is subject to adjustment if the Common Shares are subdivided, consolidated, converted or reclassified or the number of Common Shares varies as a result of a stock dividend or an increase or a reduction in our share capital.

Option Plan

Under the Option Plan, options may be granted to all of our directors, executive officers, eligible employees and consultants. The maximum number of Common Shares that may be reserved for issuance to any one person under the Option Plan is five percent of the number of Common Shares outstanding at the time of reservation.  The exercise price for Common Shares subject to an option is determined by the Board of Directors at the time of grant and may not be less than the market price of the Common Shares at the time the option is granted. Options are generally exercisable as to 10% immediately on the date of grant; with an additional 22% becoming exercisable four and one-half months after the date of grant; 22% becoming exercisable nine months after the date of grant; 22% thirteen and one-half months after the date of grant; and, the balance of 24% exercisable eighteen months after the date of grant, subject to the right of the Board of Directors to determine at the time of a particular grant that such options will become exercisable on different dates. An option may be for a term of up to five years and may not be assigned.

Options granted under the Option Plan are subject to early termination under certain circumstances, including (i) one year after the death of the option holder, (ii) three months after the option holder’s resignation or dismissal without cause as an employee or consultant, or (iii) immediately upon the option holder’s dismissal for cause as an employee. In each case, only options vested at the time of the event which gave rise to such early termination may be exercised by the option holder during such period.  The Option Plan also provides that upon a change of control all options under the Option Plan vest immediately and are immediately exercisable.

The Option Plan and the terms of any outstanding option may be amended at any time by the Board of Directors subject to any required regulatory or shareholder approvals, provided that where such an amendment would prejudice the rights of an option holder under any outstanding option, the consent of the option holder is required to be obtained.

In October 2011, the Board of Directors last amended the Option Plan by making certain non-substantive, clarifying, edits particularly in respect of U.S. tax consequences. These amendments did not require shareholder approval.

RSU Plan

The RSU Plan was adopted by the Board of Directors on May 7, 2010 and was approved most recently, as amended, by our shareholders on April 25, 2013. The RSU Plan is a plan which includes directors and employees, including executive officers, of Ur-Energy.  The Board of Directors has appointed the Compensation Committee to determine which persons are entitled to participate in the RSU Plan and the number of RSUs to be awarded to each participant.  RSUs awarded to participants are credited to a notional account that is established on their behalf and maintained in accordance with the RSU Plan.  Each RSU awarded conditionally entitles the participant to the delivery of one Common Share (or cash in lieu of such share at the Compensation Committee’s discretion) upon attainment of the RSU vesting period.  RSUs awarded to participants vest in accordance with the terms of the RSU Plan over a two year period: 50% vest on the first anniversary and 50% vest on the second anniversary of the date of grant. On voluntary termination of employment, or resignation of a director from the Board of Directors, all unvested RSUs are forfeited.

The RSU Plan permits us to either redeem RSUs for cash or issue Common Shares from treasury in order to satisfy all or any portion of a vested RSU award. In the event of a change of control, as defined in the RSU Plan, we are required to redeem 100% of the RSUs granted to participants; and in the event of an involuntary termination of an employee, other than for cause, or a director who is not re-elected we are required to redeem the RSUs for cash.

Grants of Plan-Based Awards to Named Executive Officers

The following table sets forth information concerning option-based and share-based awards granted to each of the Named Executive Officers outstanding as of December 31, 2013.

								All other:	All other
								stock	option		Grant
								awards	awards:		date fair
								Number of	Number of	Exercise of	value of
		Estimated future payouts under			Estimated future payouts under			shares of	securities	base price	stock and
		non-equity incentive plan awards			equity incentive plan awards			stock or	underlying	of option	option
		Threshold	Target	Maximum	Threshold	Target	Maximum	units(1)	options(2)	awards	awards
Name	Grant date	($)	($)	($)	($)	($)	($)	(#)	(#)	(Cdn$/Sh)	(US$)
Wayne W. Heili	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	57,249	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	88,203	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	22,076	Nil	Nil	$1.17

Roger L. Smith	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	50,403	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	77,744	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	19,436	Nil	Nil	$1.17

Jeffrey T. Klenda	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	57,249	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	88,203	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	22,076	Nil	Nil	$1.17

Penne A. Goplerud	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	45,315	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	69,896	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	17,474	Nil	Nil	$1.17

Steven M. Hatten	4/25/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	36,125	$0.77	$0.34
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	55,720	$1.20	$0.55
	12/27/2013	Nil	Nil	Nil	Nil	Nil	Nil	13,930	Nil	Nil	$1.17

(1) Grants made pursuant to the Ur-Energy Inc. Amended Restricted Share Unit Plan, as amended. RSUs awarded to participants vest in accordance with the terms of the RSU Plan over a two year period: 50% vest on the first anniversary and 50% vest on the second anniversary of the date of grant.

(2) Grants made pursuant to the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended.  Options are exercisable as to 10% immediately on the date of grant; with an additional 22% becoming exercisable four and one-half months after the date of grant; 22% becoming exercisable nine months after the date of grant; 22% thirteen and one-half months after the date of grant; and, the balance of 24% exercisable eighteen months after the date of grant.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information concerning the value vested or earned in respect of incentive plan awards during the financial year ended December 31, 2013 by each of the Named Executive Officers:

	Option awards					Stock awards
									Equity
								Equity	incentive
								incentive	plan
								plan	awards:
			Equity					awards:	Market
			incentive					number	or payout
			plan					of	value of
			awards:				Market	unearned	unearned
			number of				value of	shares,	shares
		Number of	Securities				shares or	units or	units or
	Number of	securities	under-			Number of	units of	other	other
	securities under-	underlying	lying			shares or	stock	rights	fights
	lying unexercised	unexercised	unexer-	Options	Option	units of	that have	that have	that have
	options	options	cised	Exercise	expira-	stock that	not	not	not
	(#)	(#) unexer-	options	price	tion	have not	vested	vested	vested
Name	exercisable	cisable	(#)	(Cdn$)	date	vested (#)	($)	(#)	($)
Wayne W. Heili	101,250	Nil	Nil	$0.90	9/2/14	Nil	Nil	Nil	Nil
	60,539	Nil	Nil	$0.81	3/5/15	Nil	Nil	Nil	Nil
	102,354	Nil	Nil	$2.87	1/28/16	Nil	Nil	Nil	Nil
	150,000	Nil	Nil	$1.57	7/7/16	Nil	Nil	Nil	Nil
	81,847	Nil	Nil	$1.17	9/9/16	Nil	Nil	Nil	Nil
	112,767	Nil	Nil	$0.91	1/12/17	Nil	Nil	Nil	Nil
	70,620	60,157	Nil	$0.76	12/7/17	Nil	Nil	Nil	Nil
	18,320	38,929	Nil	$0.77	4/25/18	Nil	Nil	Nil	Nil
	8,830	79,472	Nil	$1.20	12/27/18	Nil	Nil	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	14,096	19,452	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	16,347	22,559	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	22,076	30,465	Nil	Nil

Roger L. Smith	57,321	Nil	Nil	$0.90	9/2/14	Nil	Nil	Nil	Nil
	36,891	Nil	Nil	$0.81	3/5/15	Nil	Nil	Nil	Nil
	109,666	Nil	Nil	$2.87	1/28/16	Nil	Nil	Nil	Nil
	150,000	Nil	Nil	$1.57	7/7/16	Nil	Nil	Nil	Nil
	72,061	Nil	Nil	$1.17	9/9/16	Nil	Nil	Nil	Nil
	99,284	Nil	Nil	$0.91	1/12/17	Nil	Nil	Nil	Nil
	62,175	52,964	Nil	$0.76	12/7/17	Nil	Nil	Nil	Nil
	16,129	34,274	Nil	$0.77	4/25/18	Nil	Nil	Nil	Nil
	7,774	69,970	Nil	$1.20	12/27/18	Nil	Nil	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	12,411	17,127	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	14,393	19,862	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	19,436	26,822	Nil	Nil

Jeffrey T. Klenda	68,571	Nil	Nil	$0.90	9/2/14	Nil	Nil	Nil	Nil
	49,200	Nil	Nil	$0.81	3/5/15	Nil	Nil	Nil	Nil
	129,974	Nil	Nil	$2.87	1/28/16	Nil	Nil	Nil	Nil
	81,847	Nil	Nil	$1.17	9/9/16	Nil	Nil	Nil	Nil
	112,767	Nil	Nil	$0.91	1/12/17	Nil	Nil	Nil	Nil
	70,620	60,157	Nil	$0.76	12/7/17	Nil	Nil	Nil	Nil
	18,320	38,929	Nil	$0.77	4/25/18	Nil	Nil	Nil	Nil
	8,830	79,472	Nil	$1.20	12/27/18	Nil	Nil	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	14,096	19,452	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	16,347	22,559	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	22,076	30,465	Nil	Nil

Penne A. Goplerud	30,710	Nil	Nil	$0.90	9/2/14	Nil	Nil	Nil	Nil
	21,845	Nil	Nil	$0.81	3/5/15	Nil	Nil	Nil	Nil
	36,934	Nil	Nil	$2.87	1/28/16	Nil	Nil	Nil	Nil
	100,000	Nil	Nil	$1.57	7/7/16	Nil	Nil	Nil	Nil
	49,838	Nil	Nil	$1.17	9/9/16	Nil	Nil	Nil	Nil
	68,667	Nil	Nil	$0.91	1/12/17	Nil	Nil	Nil	Nil
	55,899	47,617	Nil	$0.76	12/7/17	Nil	Nil	Nil	Nil
	14,501	30,814	Nil	$0.77	4/25/18	Nil	Nil	Nil	Nil
	6,990	62,906	Nil	$1.20	12/27/18	Nil	Nil	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	8,583	11,845	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	12,940	17,857	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	17,474	24,114	Nil	Nil

Steven M. Hatten	36,771	Nil	Nil	$0.90	9/2/14	Nil	Nil	Nil	Nil
	21,107	Nil	Nil	$0.81	3/5/15	Nil	Nil	Nil	Nil
	40,343	Nil	Nil	$2.87	1/28/16	Nil	Nil	Nil	Nil
	100,000	Nil	Nil	$1.57	7/7/16	Nil	Nil	Nil	Nil
	51,641	Nil	Nil	$1.17	9/9/16	Nil	Nil	Nil	Nil
	71,150	Nil	Nil	$0.91	1/12/17	Nil	Nil	Nil	Nil
	44,562	37,961	Nil	$0.76	12/7/17	Nil	Nil	Nil	Nil
	11,560	24,565	Nil	$0.77	4/25/18	Nil	Nil	Nil	Nil
	5,572	50,148	Nil	$1.20	12/27/18	Nil	Nil	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	8,894	12,274	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	10,315	14,235	Nil	Nil
	Nil	Nil	Nil	Nil	Nil	13,930	19,223	Nil	Nil

Option Exercises and Stock Vested

The following table sets forth the value realized on options exercise and stock awards vested for the Named Executive Officers for the year ended December 31, 2013.

	Option awards		Stock awards
Name	Number of shares acquired on exercise ($)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Wayne W. Heili	Nil	Nil	14,096	12,827
	Nil	Nil	12,794	11,131
	Nil	Nil	16,347	18,963
Roger L. Smith	Nil	Nil	12,411	11,294
	Nil	Nil	13,708	11,926
	Nil	Nil	14,393	16,696
Jeffrey T. Klenda	Nil	Nil	14,096	12,827
	Nil	Nil	16,247	14,135
	Nil	Nil	16,347	18,963
	68,571	41,592	Nil	Nil
Penne A. Goplerud	Nil	Nil	8,583	7,811
	Nil	Nil	4,616	4,016
	Nil	Nil	12,940	15,010
	10,710	6,496	Nil	Nil
Steven M. Hatten	Nil	Nil	8,894	8,094
	Nil	Nil	5,043	4,387
	Nil	Nil	10,315	11,965

Employment Contracts

Ur-Energy entered into an employment agreement with Mr. Wayne Heili dated February 19, 2007, as amended, when he was hired to be the Vice President Mining & Engineering.  Most recently, Mr. Heili’s employment agreement was amended effective in 2011 to reflect his new positions as President and Chief Executive Officer. Currently, Mr. Heili is entitled to a salary of $258,284 per year and a discretionary bonus to be set by the Board. Mr. Heili is entitled to receive stock option grants under the terms and conditions of the Option Plan, and RSUs under the terms and conditions of the RSU Plan, and as determined by the Board.  In the event Ur-Energy terminates the employment agreement with Mr. Heili without cause, Mr. Heili will be entitled to a lump sum payment equivalent to two years base salary (a total of $516,568).  In the event of change of control, and Mr. Heili’s termination by, or resignation from, Ur-Energy within 12 months of the change of control, Mr. Heili will be entitled to a lump sum payment equivalent to two years base salary (a total of $516,568).  Mr. Heili is subject to non-competition and non-solicitation restrictions for a period of one year upon termination of the employment agreement.

Ur-Energy entered into an employment agreement with Mr. Roger Smith dated May 15, 2007, as amended, when he was hired to be the Chief Financial Officer.  Most recently, Mr. Smith’s employment agreement was amended in 2011 to reflect his new positions as Chief Financial Officer and Chief Administrative Officer. Currently, Mr. Smith is entitled to a salary of $252,668 per year and a discretionary bonus to be set by the Board.  Mr. Smith is entitled to receive stock option grants under the terms and conditions of the Option Plan, and RSUs under the terms and conditions of the RSU Plan, and as determined by the Board.  In the event that Ur-Energy terminates the employment agreement with Mr. Smith without cause, Mr. Smith will be entitled to a lump sum payment equivalent to two years base salary (a total of $505,336).  In the event of a change of control, and Mr. Smith’s termination by, or resignation from, Ur-Energy within 12 months of the change of control, Mr. Smith will be entitled to a lump sum payment equivalent to two years base salary (a total of $505,336).  Mr. Smith is subject to non-solicitation restrictions for a period of one year upon termination of the employment agreement.

Ur-Energy entered into an employment agreement with Mr. Jeffrey Klenda dated January 1, 2007, as amended.  Most recently, Mr. Klenda’s employment agreement was amended in 2011 to reflect his full-time status and, in 2013, to provide for severance pay in the event of Mr. Klenda’s termination of the agreement.  Currently, Mr. Klenda is entitled to a salary of $258,284 per year and a discretionary bonus to be set by the Board of Directors.  Mr. Klenda is entitled to receive stock option grants under the terms and conditions of the Option Plan, and RSUs under the terms and conditions of the RSU Plan, and as determined by the Board of Directors.  In the event that Ur-Energy terminates the employment agreement with Mr. Klenda without cause, or if Mr. Klenda terminates the agreement, Mr. Klenda will be entitled to a lump sum payment equivalent to two years base salary (a total of $516,568).  In the event of a change of control and Mr. Klenda’s termination by, or resignation from, Ur-Energy within 12 months of the change of control Mr. Klenda will be entitled to a lump sum payment equivalent to two years base salary (a total of $516,568).  Mr. Klenda is subject to non-solicitation restrictions for a period of one year upon termination of the employment agreement.

Ur-Energy entered into an employment agreement with Ms. Penne A. Goplerud dated May 17, 2011, as amended. Currently, Ms. Goplerud is entitled to a salary of $227,162 per year and a discretionary bonus to be set by the Board of Directors.  Ms. Goplerud is entitled to receive stock option grants under the terms and conditions of the Option Plan, and RSUs under the terms and conditions of the RSU Plan, and as determined by the Board of Directors. In the event that Ur-Energy terminates the employment agreement with Ms. Goplerud without cause, Ms. Goplerud will be entitled to a lump sum payment equivalent to 18 months base salary (a total of $340,743).  In the event of a change of control and Ms. Goplerud’s termination by, or resignation from, Ur-Energy within 12 months of the change of control Ms. Goplerud will be entitled to a lump sum payment equivalent to 18 months base salary (a total of $340,743).  Ms. Goplerud is subject to non-solicitation restrictions for a period of one year upon termination of the employment agreement.

Ur-Energy entered into an employment agreement with Mr. Steven M. Hatten dated May 17, 2011, as amended. Currently, Mr. Hatten is entitled to a salary of $181,090 per year and a discretionary bonus to be set by the Board of Directors.  Mr. Hatten is entitled to receive stock option grants under the terms and conditions of the Option Plan, and RSUs under the terms and conditions of the RSU Plan, and as determined by the Board of Directors.  In the event that Ur-Energy terminates the employment agreement with Mr. Hatten without cause, Mr. Hatten will be entitled to a lump sum payment equivalent to 18 months base salary (a total of $271,635).  In the event of a change of control and Mr. Hatten’s termination by, or resignation from, Ur-Energy within 12 months of the change of control Mr. Hatten will be entitled to a lump sum payment equivalent to 18 months base salary (a total of $271,635).  Mr. Hatten is subject to non-competition and non-solicitation restrictions for a period of one year upon termination of the employment agreement.

Ur-Energy entered into an employment agreement with John W. Cash dated May 17, 2011, as amended. Currently, Mr. Cash is entitled to a salary of $171,730.00 per year and a discretionary bonus to be set by the Board of Directors.  Mr. Cash is entitled to receive stock option grants under the terms and conditions of the Option Plan, and RSUs under the terms and conditions of the RSU Plan, and as determined by the Board of Directors.  In the event that Ur-Energy terminates the employment agreement with Mr. Cash without cause, Mr. Cash will be entitled to a lump sum payment equivalent to 18 months base salary (a total of $257,595).  In the event of a change of control and Mr. Cash’s termination by, or resignation from, Ur-Energy within 12 months of the change of control Mr. Cash will be entitled to a lump sum payment equivalent to 18 months base salary (a total of $257,595).  Mr. Cash is subject to non-competition and non-solicitation restrictions for a period of one year upon termination of the employment agreement.

The employment agreements have been amended from time to time. In December 2008, all executive employment agreements then in place were amended to insert necessary provisions for compliance with Section 409A provision of the Internal Revenue Code of 1986 (“IRC”), as amended, including the timing of payments or deferred compensation in the event of a change of control or termination from Ur-Energy.  In November 2009, the executive employment agreements in place were amended to insert provisions to provide for the establishment of a trust to hold and invest certain separation payments which Ur-Energy becomes obligated to pay because of a voluntary termination by the executive or involuntary termination by Ur-Energy or in the event of a change of a control but which payments have been delayed under Section 490A of the IRC.

In May 2011, existing employment agreements were amended to reflect the assumption of new responsibilities and/or new titles by the serving executive officers.  Additionally, three new agreements were completed in May 2011, as described above. In November 2011, all the employment agreements of the executive officers were amended to provide that Ur-Energy will bear the costs of a mediator in the event of informal dispute resolution, with each party to bear its own attorney fees or other expenses.  This amendment was recommended for approval by the Compensation Committee and approved by the Board. In February 2013, the Compensation Committee recommended, and the Board approved a change to the employment agreements regarding “paid time off” benefits to more directly coincide with the structure and accruals of paid time off benefits available to other eligible employees of Ur-Energy.

Change of Control

Each of our named executive officers have entered into employment agreements that provide for certain payments if the executive’s employment is terminated in connection with a change of control. See “Employment Contracts” above. In addition, upon the occurrence of a change of control, all of the executive’s unvested options and RSUs will vest. The table below shows the amounts that would be payable or vest assuming that a change of control occured on December 31, 2013 and that such executive’s employment terminated on that date.

Name	Cash ($)	Equity ($)(1)	Pension/ NQDC ($)	Perquisites/ benefits ($)	Tax reimbursement ($)	Other ($)	Total ($)
Wayne W. Heili	516,568	219,310	Nil	Nil	Nil	Nil	735,878
Roger L. Smith	505,336	138,654	Nil	Nil	Nil	Nil	643,990
Jeffrey T. Klenda	516,568	177,140	Nil	Nil	Nil	Nil	693,708
Penne A. Goplerud	340,743	177,075	Nil	Nil	Nil	Nil	517,818
Steven M. Hatten	271,635	146,441	Nil	Nil	Nil	Nil	418,076

(1) Equity values upon change of control, based upon options, RSU and price per common share as of December 31, 2013 represents the following:  Heili(stock options: $148,101; RSUs: $71,209); Smith (stock options:  $75,959; RSUs $62,695); Klenda (stock options:  $105,931; RSUs: $71,209); Goplerud (stock options: $124,200; RSUs: 52,875); Hatten (stock options: $101,509; RSUs: $44,932).

Compensation Discussion and Analysis

Our Compensation Committee is composed of independent directors and is responsible for matters of compensation as they relate to our employees and more specifically, our executive officers including the Chief Executive Officer.  The Compensation Committee discussed the following Compensation Discussion and Analysis (“CD&A”) with management, and thereafter recommended to the Board, which approved, this CD&A.

Compensation Philosophy

Ur-Energy is committed to managing our human resources.  We believe that the caliber and commitment of our executive officers are critical to our continued success and performance, and the overall commitment of all of our employees.

The Compensation Committee reviews and makes recommendations to the Board with respect to the overall approach to compensation for all of our employees, and specifically with respect to our executive officers, including the executive directors, namely, Jeffrey Klenda and Wayne Heili, and the remuneration of directors.

Our compensation program is designed to effectively link the actions of our executive officers and employees to corporate and personal objectives that drive value creation.  The Compensation Committee believes that it is important to maintain a clear link between the achievement of these objectives and compensation payout.  In doing so, the following considerations are taken into account:

•	the selection of corporate and personal objectives that are measurable and linked to value creation is fundamental to the success of Ur-Energy;

•	executive officers and employees should be evaluated and paid based on performance and the achievement of corporate and personal objectives; and
•	executive officers and employees should have a clear understanding of how their performance and the achievement of pre-determined objectives may influence their compensation.

The objectives of the compensation program are designed to:

•	support the achievement of results;
•	motivate executive officers and employees to achieve the pre-determined objectives without taking excessive risks;
•	provide competitive compensation and benefit programs to attract and retain highly qualified executives and employees; and
•	encourage an ownership mentality.

We have employment contracts with each of the executive officers as more fully described under the heading “Employment Contracts.”  The Compensation Committee reviews the employment contracts of the executive officers on a routine basis.

During 2013, the Compensation Committee’s approach to compensation for the executive officers was to provide a base salary, a short-term incentive in the form of a cash bonus (relative to performance in 2012), and long-term incentives in the form of stock options and restricted share units, including in December 2012 in lieu of a grant in January 2013, and another in December 2013.  See the heading “Stock Options and RSUs”. Cost of living adjustments were made in 2013 to the base salaries of employees; the salaries of executive officers were not adjusted during 2013.  The Compensation Committee will continue with this approach to compensation for the executive officers in 2014.

Compensation Structure

Our compensation program consists of base salary, short- and long-term incentives, and other perquisites including personal benefits.  The components of total direct compensation relate to performance as follows:

The compensation program is designed to provide motivation and incentives to the executive officers and employees with a view toward enhancing shareholder value while successfully implementing our corporate objectives.  The compensation program accomplishes this by rewarding performance that is designed to create shareholder value.  The portion of at-risk, performance-based compensation should be commensurate to the executive officer’s or employee’s position and rise as their respective level of responsibility increases.  The mix and structure of compensation should strike an appropriate balance to achieve pre-determined objectives without motivating excessive risk taking.

Our share price may be heavily influenced by changes in uranium and other commodity prices, which are outside of our control.  As a result, the compensation program is designed to focus on areas where the executive officers and employees have the most influence. To achieve this, a combination of operational, financial and share price criteria are utilized when selecting corporate and personal objectives and establishing an appropriate combination of pay.

The compensation structure for our executive officers is as follows:

The characteristics of the compensation program’s mix of pay, as they relate to the executive officers, include:

•	a significant portion of executive pay is at-risk;
•	executive officers have a higher percentage of at-risk compensation relative to other employees, because they have the greatest ability to influence corporate performance;
•	90% of an executive director’s (80% of other executives) short-term incentive is based on corporate performance; and
•	80% of an executive’s long-term incentive is based on the stock options, which are highly leveraged to our share price performance.

The incentive compensation actually received by the executive officers and employees varies based upon individual performance and the achievement of the pre-determined corporate and personal objectives and is subject to the discretion of the Compensation Committee.

Base Salary

Base salary is the fixed portion of cash compensation earned or paid to our executive officers and employees. We provide our executive officers and employees with base salaries to compensate them for services rendered during the fiscal year and to aid in attracting and retaining quality employees. Base salaries for all employees are reviewed annually and the Compensation Committee reviews the base salary for each executive officer routinely or upon a promotion or other change in job responsibility, based on the individual’s level of responsibility, the importance of the position and the individual’s contribution to our overall performance.  The Compensation Committee also assesses the base salaries of the executive officers relative to a group of peer companies with similar scope and operations to ensure that it is positioned competitively with executive officers in similar roles at peer companies.  Most recently, this review was made in 2012 and involved survey data from a third-party employer’s council.  The review revealed that our executive officers are compensated within a range of approximately 45% to 80% of the peer company data cited in the council’s survey.  Our objective remains to be competitive to recruit and retain qualified, high-performing executives, while responsibly administering our budget and attaining our other corporate objectives, including advancing Lost Creek into operations.

The executive officers and employees of Ur-Energy were granted a cost of living increase to base salary in 2012, and in 2011. A cost of living increase to base salary was granted to employees in 2013; executive officers were not provided a cost of living increase to base salary during 2013.  Adjustments to base salaries for 2014 have not yet been determined, although the performance appraisal process is underway.

Total Cash Compensation and Performance Results

Total cash compensation includes base salary and any variable short-term cash incentive compensation.  During 2009, we initiated our short-term incentive plan (“STIP”) with the payment of bonuses to executive officers and eligible employees. The bonuses awarded for 2009, paid in 2010, were nominal. No bonuses were awarded for 2010 or paid in 2011. Bonuses were awarded for 2011, paid in 2012, based upon performance in relation to corporate objectives set by the Chief Executive Officer and executive management and approved by the Board, and in relation to personal objectives. The STIP program is designed to recognize and reward both corporate and individual, personal performance results. The bonuses paid in 2012 to executive officers and eligible employees in recognition of 2011 performance were based upon a pre-established formula, then reduced by 80% in recognition that we were not yet in operations.

In February 2013, performance on the 2012 corporate objectives were reviewed by executive management and the Board of Directors.  The objectives included an emphasis on safety; the advancement of our Lost Creek Project toward production; increasing the minable resources available to Lost Creek; growth of our production profile outside the Lost Creek area; development of a marketing strategy; and determination of a strategy for financing. Each objective was reviewed in light of multiple, related objectives. When reviewed and assessed, corporate performance was gauged to have met or exceeded performance objectives, with a rating of 5.6 on a scale of 7.  The Board determined to award STIP bonus payments to all eligible, non-executive, employees, but took no action with respect to STIP awards to executive officers.  Consistent with 2012, the STIP awards paid to eligible, non-executive employees were based upon a pre-established formula, then reduced by 75% in recognition that we were not yet in operations.  Subsequently, following commencement of operations, the Board approved similar STIP bonus payments to executive officers, which were paid following first product sales in December 2013.  As set forth in the Summary Compensation Table, above, STIP bonus payments for the Named Executive Officers ranged from $35,000 to $50,000.

Corporate objectives and business strategy are determined by the Board of Directors, taking into account the recommendations of the Chief Executive Office and executive management, to complement our business strategy.  Last year, 2013, was a successful year in terms of corporate objectives.  Results of performance based upon our corporate objectives, are set forth above at Item 7. Management Discussion & Analysis of Financial Conditions and Results of Operation, “Performance Results.”  STIP awards based upon these results will be considered by the Board as a part of the ongoing performance appraisal process.

Long-Term Equity Incentives

The long-term incentive plan (“LTIP”) includes our Option Plan and the RSU Plan.  A more detailed discussion of the Option Plan and RSU Plan can be found under the heading “Stock Options and RSUs.”  The Option Plan and the RSU Plan form a long-term incentive plan for employees including executive officers and, in the case of the Option Plan, our consultants.  Participation in the Option Plan and the RSU Plan is determined by the Compensation Committee, taking into account the recommendations of the Chief Executive Officer. The purpose of the Option Plan and the RSU Plan is to provide eligible participants with the opportunity to own the Common Shares of the company, enhance Ur-Energy’s ability to attract, retain and motivate key personnel, and align the participant’s interests with those of the shareholders. Awards made under the Option Plan and RSU Plan are based upon a pre-established formula tied to base salary and the compensation structure explained above.

Perquisites Including Benefits

We provide employees, including our executive officers, with perquisites including personal benefits that we believe are reasonable and consistent with the overall compensation program to better enable Ur-Energy to attract and retain quality employees. We periodically review the levels of perquisites provided to the employees and executive officers to ensure competitiveness and value.  Executive officers who are employees of Ur-Energy participate in healthcare and other benefit programs on the same terms as other employees.  During 2013, the vacation and sick time, paid-time off, benefit for the executive officers was amended to align more closely with the paid-time off policy for other employees.

Review of Compensation Program

The Compensation Committee from time to time undertakes a comprehensive review of our compensation program which includes competitive market data, pay grades, share ownership guidelines and short-term and long-term incentives.  Most recently, a comprehensive review of compensation of all employees, including executive officers, was completed during 2012, which utilized inflation factors as indicated by consumer price indices for relevant regions, as well as a variety of compensation surveys.

The Compensation Committee recommended to the Board of Directors a compensation program which continues in 2013.  The key elements of the Compensation Program include base salary, short-term incentive plan, long-term equity incentives and perquisites which includes personal benefits.  In early 2012, the Compensation Committee recommended and the Board approved refinement of the Share Ownership Guidelines for executive officers and non-executive directors, including revisions to the ownership requirements for non-executive directors, as discussed below and under the heading “Compensation of Directors.”

Share Ownership Guidelines

All executive officers and directors are encouraged to have a significant long-term financial interest in our company. To encourage alignment of the interests of the executive officers, directors and shareholders, in 2009, the Board of Directors mandated that each executive officer of Ur-Energy, whether currently appointed or appointed in the future, is required to invest an amount equal to one times the executive officer’s annual base salary in shares or securities exercisable into shares on or before the later of (i) December 31, 2013, or (ii) the fifth anniversary of the executive officer’s appointment.  The investment amount is calculated using the amount of the base salary of the executive officer at the later of (i) January 1, 2009, or (ii) the date of executive officer’s appointment.  The share ownership requirements are also applicable to the non-executive directors.

In February 2012, the Board approved Share Ownership Guidelines which provide greater detail to the ownership requirements of the directors and executive officers, and approved a modification to the ownership requirements of the non-executive directors.  All executive directors and executive officers meet the Share Ownership Guidelines or are on-track to meet the Share Ownership Guidelines within the prescribed timeframes.

Although our executive officers and directors are not prohibited from hedging or otherwise offsetting a decrease in market value of the equity securities granted as compensation, no executive officer or director has purchased such financial instruments or prepaid variables for that purpose.

2013 Compensation Program Objectives

The Compensation Committee has implemented and overseen the foregoing compensation program in an effort to balance the motivational elements of the performance-based STIP program with retention awards under the LTIP program in an effort to align the interests of our executive officers and employees with those of the shareholders while promoting shareholder value. Our executive officer compensation program is designed to provide motivation and incentives to our executives with a view to:

•	enhancing shareholder value and successfully implementing our business strategy and objectives;
•	attracting and retaining key employees;
•	recognizing the scope and level of responsibility of each position;
•	providing a competitive level of total compensation to all executives; and
•	rewarding superior performance and achievement.

Ur-Energy evaluates both performance and compensation to ensure that our compensation philosophy and objectives are met.

The Compensation Committee recommended and the Board approved, on February 28, 2012, the inclusion in the Compensation Committee Charter of an additional review, by the Committee, to consider the implications of the risks associated with Ur-Energy’s compensation policies and practices in order to avoid encouraging inappropriate risk taking by executive officers. The Committee has undertaken reviews of this type in conjunction with its periodic reviews of the compensation program.

Compensation of Directors

In October 2011, the Compensation Committee approved the retention of Roger Gurr & Associates (“RG&A”) to review the compensation of the non-executive directors. The review compared the compensation of Ur-Energy’s non-executive directors with a comparator group of 20 junior mining exploration and development companies with exploration activities focused mainly in North America, with similar market capitalization and similar primary interests in uranium, base metals and/or rare earth minerals.  The comparator group included Augusta Resource Corp., Copper Mountain Mining Corp., MAG Silver Corp., Alexco Resource Corp., Nevada Copper Corp., Avalon Rare Metals Inc., Duluth Metals Ltd., General Moly Inc., Orezone Gold Corp., Vista Gold Corp., Baja Mining Corp., Uranium Energy Corp., Uranerz Energy Corp., UEX Corp., Atna Resources Ltd., Uranium Resources Inc., Mega Uranium Ltd., Formation Metals Inc., Forsys Metals Corp., and Laramide Resources Ltd. The results of the comparative study indicate that the Corporation’s non-executive director compensation was below market on average and, as a result, RG&A recommended adjustments to retainer compensation, meeting attendance fees and equity compensation.

The Compensation Committee began its initial review of the comparative study in February 2012.  The review and consideration of the recommendations was completed mid-year, after which the Compensation Committee recommended and the Board approved, effective September 1, 2012, an increase for non-executive directors in the base cash retainer compensation to $24,000.  Meeting fees were also adjusted:  meeting fees for board attendance now are set at $1,000 (without distinction whether attending in person or by telephone).  Additionally, committee meeting attendance is compensated at $500 per Audit Committee meeting and $250 per meeting for other committees.  Working time spent for committee participation, not attendant to regular meetings, will be compensated at the rate of $250/half day and $500/full day to be monitored by the Compensation Committee and reported to the Board of Directors.

In addition to other compensation received by our directors, a 2008 resolution provides that non-management directors participating on ad hoc or special committees of the Board of Directors, which may be constituted from time to time, are entitled to additional director fees, to be determined in accordance with additional duties and requirements requested of those individuals from time to time.  There currently are no such ad hoc or special committees of the Board of Directors.

The following table sets forth the summary information concerning compensation paid to or earned during the financial year ended December 31, 2013 by our non-executive directors.

Non-Executive Director Compensation For the Financial Year Ended December 31, 2013

Name	Fees earned ($)	Share- based awards ($)	Option- based awards ($)	Non-equity incentive plan compensation ($)	Pension value ($)	All other compensation ($)	Total ($)

W. William Boberg (1)	$34,000	$13,644	$36,527	Nil	Nil	Nil	$84,171
James M. Franklin(2)	$37,500	$13,644	$36,527	Nil	Nil	Nil	$87,671
Paul Macdonell(3)	$37,750	$13,644	$36,527	Nil	Nil	Nil	$87,921
Thomas Parker(4)	$37,250	$13,644	$36,527	Nil	Nil	Nil	$87,421

(1)	In 2013, Mr. Boberg received options for 46,829 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20. These options expire on December 27, 2018. Mr. Boberg received a grant of 11,708 RSUs on December 27, 2013. In addition, Mr. Boberg received options for 31,918 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77. These options expire on April 25, 2018.
(2)	In 2013, Mr. Franklin received options for 46,829 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20. These options expire on December 27, 2018. Mr. Franklin received a grant of 11,708 RSUs on December 27, 2013. In addition, Mr. Franklin received options for 31,918 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77. These options expire on April 25, 2018.
(3)	In 2013, Mr. Macdonell received options for 46,829 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20. These options expire on December 27, 2018. Mr. Macdonell received a grant of 11,708 RSUs on December 27, 2013. In addition, Mr. Macdonell received options for 31,918 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77. These options expire on April 25, 2018.
(4)	In 2013, Mr. Parker received options for 46,829 Common Shares on December 27, 2013 at an exercise price of Cdn$1.20. These options expire on December 27, 2018. Mr. Parker received a grant of 11,708 RSUs on December 27, 2013. In addition, Mr. Parker received options for 31,918 Common Shares on April 25, 2013 at an exercise price of Cdn$0.77. These options expire on April 25, 2018.

All non-executive directors are encouraged to have a significant long-term financial interest in the Company.  In 2009, the Compensation Committee recommended, and Board of Directors adopted, a resolution requiring mandatory minimum share ownership by the non-executive directors to encourage the alignment of their interests with those of our shareholders.  Thereafter, non-executive directors were required to invest an amount equal to the non-executive director’s annual retainer in shares or securities exercisable into shares on or before the later of (i) December 31, 2013, or (ii) the fifth anniversary of the non-executive director’s election or appointment.  The retainer amount was to be calculated using the amount of the annual retainer at the later of (i) January 1, 2009, or (ii) the date of the non-executive director’s election or appointment.

As discussed above under the heading “Share Ownership Guidelines,” in February 2012 the Compensation Committee recommended, and the Board of Directors approved, Share Ownership Guidelines which provide greater detail concerning these ownership requirements. Additionally, the Board of Directors approved a recommendation that the share ownership requirement be adjusted with respect to the non-executive directors, to require each to acquire and own three times their annual retainer (current retainer, $24,000).  All non-executive directors meet the share ownership guidelines or are on-track to meet the share ownership guidelines within the prescribed timeframes.

The following table sets forth information concerning the option-based and share-based awards granted by Ur-Energy to each of the non-executive directors outstanding as of December 31, 2013:

Option Based and Share Based Awards Outstanding as of December 31, 2013

	Option-based Awards				Share-based Awards(1)
	Number of securities underlying unexercised options	Option exercise price	Option expiration	Value of unexercised in-the-money options	Number of shares or units of shares that have not vested	Market or payout value of share-based awards that have not vested
Name	(#)	($)	Date	($)	(#)	($)
W. William Boberg	107,143	$0.90	9/2/14	56,187	Nil	Nil
	61,500	$0.81	3/5/15	37,627	Nil	Nil
	129,974	$2.87	1/28/16	-	Nil	Nil
	31,355	$1.17	9/9/16	8,222	Nil	Nil
	60,000	$0.91	1/12/17	30,882	Nil	Nil
	72,911	$0.76	12/7/17	48,149	Nil	Nil
	31,918	$0.77	4/25/18	20,768	Nil	Nil
	46,829	$1.20	12/27/18	10,915	Nil	Nil
	Nil	Nil	Nil	Nil	7,500	10,488
	Nil	Nil	Nil	Nil	9,114	12,745
	Nil	Nil	Nil	Nil	11,708	16,373
James Franklin	12,857	$0.90	9/2/14	6,742	Nil	Nil
	9,000	$0.81	3/5/15	5,506	Nil	Nil
	40,082	$2.87	1/28/16	-	Nil	Nil
	31,355	$1.17	9/9/16	8,222	Nil	Nil
	60,000	$0.91	1/12/17	30,882	Nil	Nil
	72,911	$0.76	12/7/17	48,149	Nil	Nil
	31,918	$0.77	4/25/18	20,768	Nil	Nil
	46,829	$1.20	12/27/18	10,915	Nil	Nil
	Nil	Nil	Nil	Nil	7,500	10,488
	Nil	Nil	Nil	Nil	9,114	12,745
	Nil	Nil	Nil	Nil	11,708	16,373
Paul Macdonell	12,857	$0.90	9/2/14	6,742	Nil	Nil
	9,000	$0.81	3/5/15	5,506	Nil	Nil
	40,082	$2.87	1/28/16	-	Nil	Nil
	31,355	$1.17	9/9/16	8,222	Nil	Nil
	60,000	$0.91	1/12/17	30,882	Nil	Nil
	72,911	$0.76	12/7/17	48,149	Nil	Nil
	31,918	$0.77	4/25/18	20,768	Nil	Nil
	46,829	$1.20	12/27/18	10,915	Nil	Nil
	Nil	Nil	Nil	Nil	7,500	10,488
	Nil	Nil	Nil	Nil	9,114	12,745
	Nil	Nil	Nil	Nil	11,708	16,373
Thomas Parker	12,857	$0.90	9/2/14	6,742	Nil	Nil
	9,000	$0.81	3/5/15	5,506	Nil	Nil
	40,082	$2.87	1/28/16	-	Nil	Nil
	31,355	$1.17	9/9/16	8,222	Nil	Nil
	60,000	$0.91	1/12/17	30,882	Nil	Nil
	72,911	$0.76	12/7/17	48,149	Nil	Nil
	31,918	$0.77	4/25/18	20,768	Nil	Nil
	46,829	$1.20	12/27/18	10,915	Nil	Nil
	Nil	Nil	Nil	Nil	7,500	10,488
	Nil	Nil	Nil	Nil	9,114	12,745
	Nil	Nil	Nil	Nil	11,708	16,373

Report of The Compensation Committee

The Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report.

To the Board of Directors of Ur-Energy Inc.:

The Compensation Committee hereby reports to the Board of Directors that, in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, we have:

•	reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K; and
•	based on such review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Respectfully submitted,
The Compensation Committee of Ur-Energy Inc.
Paul Macdonell
James M. Franklin
Thomas Parker

Item 12.  SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The beneficial holdings of our executive officers and directors are set forth below.  Additionally, the table sets forth certain information with respect to the beneficial ownership of our Common Shares by each securityholder known to us to be the beneficial owner of more than 5% of our shares.

As of February 24, 2014, we had 128,012,043 Common Shares issued and outstanding, and 8,968,739 stock options which may be exercised currently or within the 60 days following this annual report.

Name of Holder	Number of Common Shares of Ur-Energy(1)	Percentage of Issued and Outstanding Common Shares of Ur-Energy
Directors and Officers(2)
Jeffrey T. Klenda(3)	2,220,839	1.61
Wayne W. Heili	890,520	*
W. William Boberg	1,108,285	*
James M. Franklin	727,617	*
Paul Macdonell(4)(5)	386,617	*
Thomas Parker	296,617	*
Roger L. Smith	752,836	*
Steven M. Hatten	434,633	*
John W. Cash	423,730	*
Penne A. Goplerud	454,265	*

Major Shareholders

BlackRock, Inc.(6)	12,373,156	8.97
Lazarus Investment Partners LLLP(7)	10,082,382	7.34
Global X Uranium ETF(8)	6,934,018	5.06

* Less than one percent

(1) The beneficial ownership shown for all holders in this table represents Common Shares and all options or warrants which may be exercised as of this date and within the next sixty days.  For our directors and executive officers, this represents the following:  Klenda (1,639,345 Common Shares, 581,494 options); Heili (142,628 Common Shares, 747,892 options); Boberg (640,982 Common Shares, 467,303 options); Franklin (496,992 Common Shares, 230,625 options); Macdonell (155,992 Common Shares, 230,625 options); Parker (65,992 Common Shares, 230,625 options); Smith (105,115 Common Shares, 647,721 options); Hatten (25,824 Common Shares, 408,809 options); Cash (37,909 Common Shares, 385,821 options); Goplerud (36,139 Common Shares, 418,126 options).
(2) Address for each of our officers and directors:  10758 West Centennial Road, Suite 200, Littleton, Colorado 80127.
(3) Of the total number of Common Shares held by Mr. Klenda, he has pledged 800,000 shares on a banking line of credit. Mr. Klenda’s shares (but not options or RSUs) are held jointly with his wife.
(4)Mr. Macdonell was a director of Wedge Energy International Inc. (Wedge”).  Wedge was subject to a Management Cease Trade Order (“Order”) imposed by the Ontario Securities Commission (“OSC”) on May 31, 2007.  The Order was lifted by the OSC on August 14, 2007.
(5) Additionally, Mr. Macdonell’s wife owns 5,000 Common Shares, to which Mr. Macdonell disclaims beneficial ownership.

(6) BlackRock, Inc. filed an Alternative Monthly Report on SEDAR indicating that, as of January 31, 2014 BLK controls or has investment discretion over 11,464,066 Common Shares of Ur-Energy Inc.  Together with 909,090 warrants, this represents 8.97% of our outstanding Common Shares. BlackRock, Inc. is the ultimate parent holding company of certain advisory subsidiaries that have power to vote or dispose of the Common Shares. On behalf of BlackRock Investment Management (UK) Limited, the Investment Adviser of the BlackRock Fund, Robin Batchelor, as a Managing Director of BlackRock Investment Management (UK) Limited, has voting and investment power over such Common Shares.  Robin Batchelor expressly disclaims beneficial ownership of all Common Shares held by the BlackRock Fund. The address for the BlackRock Fund, BlackRock Investment Management (UK) Limited and Robin Batchelor is 12 Throgmorton Avenue, London EC2N 2DL United Kingdom. On behalf of BlackRock Investment Management (UK) Limited, the Investment Adviser of the BlackRock Fund, Robin Batchelor, as a Managing Director of BlackRock Investment Management (UK) Limited, has voting and investment power over such Common Shares.  Robin Batchelor expressly disclaims beneficial ownership of all Common Shares held by the BlackRock Fund. The BlackRock Fund is an affiliate of certain registered broker-dealers, however the BlackRock Fund purchased the Common Shares in the ordinary course of business and, at the time of purchase, had no agreements or understandings, directly or indirectly, with any person to distribute the Common Shares. The address for the BlackRock Fund, BlackRock Investment Management (UK) Limited and Robin Batchelor is 12 Throgmorton Avenue, London EC2N 2DL United Kingdom.
(7) Lazarus Investment Partners LLLP filed a Form 13G/A dated February 12, 2014 indicating holdings of 9,627,836 of Ur-Energy Common Shares.  Together with 454,546 warrants, this represents 7.34% of the outstanding shares. Lazarus Investment Partners LLLP is a Delaware limited liability limited partnership (“Lazarus Partners”). Lazarus Management Company LLC, a Colorado limited liability company (“Lazarus Management”), as the investment adviser of Lazarus Partners, and as the general partner of Lazarus Partners, and Justin B. Borus (“Mr. Borus”), as the managing member of Lazarus Management, may be deemed to beneficially own the Common Shares held by Lazarus Partners, insofar as they may be deemed to voting and dispositive power over the Common Shares. The foregoing should not be deemed to constitute an admission that Lazarus Management or Mr. Borus is, for any other purpose, the beneficial owner of any of the Common Shares, and each of Lazarus Management and Mr. Borus disclaims beneficial ownership as to the Common Shares, except to the extent of his or its pecuniary interests therein. The principal business address of Lazarus Partners is 3200 Cherry Creek South Drive, Suite 670, Denver, Colorado 80209.
(8) Based upon data on its website, Global X Uranium ETF held 6,934,018 Common Shares as of February 24, 2014, which represents 5.06% of our Common Shares. Bruno del Ama is the Chief Executive Officer of Global X Management Company LLC, a Delaware corporation, 623 Fifth Avenue, 115th Floor, NY, NY 10022, which, according to the last Form 13G filed in behalf of Global X Uranium ETF, has the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of the Common Shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

None of our directors or officers has had any material interest, direct or indirect, in any material transaction since the incorporation of Ur-Energy or in any proposed transaction which has or may materially affect Ur-Energy.

In December 2013, BlackRock, Inc., then an insider of Ur-Energy, participated in a brokered private placement financing under which we issued approximately 4,709,089 units at $1.10 per unit.  Each unit consists of one Common Share and one-half of a warrant to purchase one Common Share at an exercise price of 1.35 per share.  BlackRock, Inc. subscribed for 1,818,181 units under the financing.

In February 2012, BlackRock, Inc., then an insider of Ur-Energy, participated in a brokered private placement financing under which we issued 17,500,000 Common Shares at a price of C$1.00 per share for gross proceeds of C$17,500,000.  Through its subsidiary, BlackRock, Inc. subscribed for 2,000,000 Common Shares issued under the private placement.

In June 2010, BlackRock, Inc., then an insider, participated in a brokered private placement financing under which we issued 5,000,000 Common Shares at a price of C$1.00 per share for gross proceeds of C$5,000,000.  Through its subsidiary, BlackRock, Inc., subscribed for all of the 5,000,000 Common Shares issued under the private placement.

Certain of our directors and/or officers are also directors and/or officers of one or more other mining or natural resource companies.  Such directors and officers are also in many cases shareholders of one or more of the foregoing companies.  See “Conflicts of Interests,” above. Consequently, there exists the possibility for such directors and/or officers to be a position of conflict. While there is a potential for conflicts of interest to arise in such situations, that potential is minimized because of the nature of these other companies in other areas of mineral resources and precious metals. Any decision made by any of these directors and/or officers will be made in accordance with their duties and obligations to deal fairly and in good faith with Ur-Energy and such other companies.  In addition, at meetings of the Board, any director with an interest in a matter being considered will declare such interest and refrain from voting on such matter.

Except as otherwise disclosed, no insider of Ur-Energy, nor any of their respective associates or affiliates, has had any material interest, direct or indirect, in any transaction since the commencement of our last financial year or in any proposed transaction which has materially affected or will materially affect Ur-Energy or any of its subsidiaries.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

PricewaterhouseCoopers LLP and its affiliates have been the auditors of Ur-Energy since December 2004.

The fees accrued for audit and audit-related services performed by PricewaterhouseCoopers LLP in relation to our financial years ended December 31, 2013 and 2012 were as follows:

Years ending	Audit Fees (1)	Audit-related Fees (2)	Tax Fees (3)	All Other Fees(4)
December 31, 2013	$190,039	$44,009	-	-
December 31, 2012	$151,717	$44,504	-	-

(1)	Audit fees consisted of audit services, reporting on internal control over financial reporting and review of such documents filed with the securities regulators.
(2)	Audit related fees were for services in connection with quarterly reviews of the consolidated financial statements and work in connection with our securities filings as required by the Canadian and United States securities regulators.
(3)	The aggregate fees billed for tax compliance, tax advice, and tax planning services.
(4)	Other fees were for other consulting services provided.

All services reflected in the preceding table for 2013 and 2012 were pre-approved in accordance with the policy of the Audit Committee of the Board.  The Audit Committee has determined that the provision by PricewaterhouseCoopers LLP of the non-audit services referred to above, and the aggregate fees billed in respect of those services, is consistent with the maintenance of that firm’s independence.

PART IV

Item 15.  Exhibits, Financial statement schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

4.1	Form of Warrant dated December 19, 2013	6-K	12/19/2013	99.1

10.1	Facility Agreement (RMB Australia Holdings Ltd)	6-K	7/03/2013

10.2	Second Facility Agreement (RMB Australia Holdings Ltd)	6-K	9/03/2013

10.3	Amendment and Restatement Agreement – Facility Agreement (RMB Australia Holdings Ltd)	6-K	9/03/2013

10.4	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013

10.5	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.6	Amended Share Purchase Agreement (Pathfinder Mines Corporation)	6-K	12/23/2013

10.7	Employment Agreement with Jeffrey T. Klenda, as amended				X

10.8	Employment Agreement with Wayne W. Heili, as amended				X

10.9	Employment Agreement with Roger L. Smith, as amended				X

10.10	Employment Agreement with Steven M. Hatten, as amended				X

10.11	Employment Agreement with John W. Cash, as amended				X

10.12	Employment Agreement with Penne A. Goplerud, as amended				X

10.13	Ur-Energy Inc. Amended and Restated Stock Option Plan, as amended	S-8	5/14/2012

10.14	Amended Restricted Share Unit Plan, as amended	S-8	5/14/2012

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2014

18.1	PricewaterhouseCoopers LLC Correspondence March 3, 2014				X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of PricewaterhouseCoopers LLP	X

23.2	Consent of TREC, Inc.	X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Schema Document	X

101.CAL*	XBRL Calculation Linkbase Document	X

101.DEF*	XBRL Definition Linkbase Document	X

101.LAB*	XBRL Labels Linkbase Document	X

101.PRE*	XBRL Presentation Linkbase Document	X

99.1	Location maps (1)	X

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1) Filed herewith under Items 1 and 2. Business and Properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 3, 2014	By:	/s/ Wayne W. Heili
Wayne W. Heili
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2014	By:	/s/ Wayne W. Heili
Wayne W. Heili
President and Chief Executive Officer
(Principal Executive Officer)
and Director

Date: March 3, 2014	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: February 27, 2014	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chairman and Executive Director

Date: March 1, 2014	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: February 27, 2014	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: February 28, 2014	By:	/s/ Paul Macdonell
Paul Macdonell
Director

Date: February 27, 2014	By:	/s/ Thomas Parker
Thomas Parker
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2013

(expressed in thousands of  U.S. dollars unless otherwise indicated)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Independent Auditor’s Report

To the Shareholders of Ur-Energy Inc.

We have completed integrated audits of Ur-Energy Inc.’s December 31, 2013 and December 31, 2012 consolidated financial statements and its internal control over financial reporting as at December 31, 2013. Our opinions, based on our audits, are presented below.

Report on the consolidated financial statements
We have audited the accompanying consolidated financial statements of Ur-Energy Inc., which comprise the consolidated balance sheets as at December 31, 2013 and December 31, 2012 and the consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flow for each of the three years in the three year period ended December 31, 2013, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the consolidated financial statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards also require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the consolidated financial statements.

Opinion
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Ur-Energy Inc. as at December 31, 2013 and December 31, 2012 and its financial performance and its cash flows for each of the three years in the three year period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of matter
As discussed in Note 3 of the consolidated financial statements, the 2012 comparative figures have been restated as a result of an accounting policy change. Our opinion is not modified with respect to this matter.

Report on internal control over financial reporting
We have also audited Ur-Energy Inc.’s internal control over financial reporting as at December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s responsibility for internal control over financial reporting
Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.

Auditor’s responsibility
Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.

We believe that our audit provides a reasonable basis for our audit opinion on the company’s internal control over financial reporting.

Definition of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Inherent limitations
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Opinion
In our opinion, Ur-Energy Inc. maintained, in all material respects, effective internal control over financial reporting as at December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia
March 3, 2014

Ur-Energy Inc.
Consolidated Balance Sheets

(expressed in thousands of  U.S. dollars)

	December 31,
	2013	2012
		(Restated)
Assets
Current assets
Cash and cash equivalents (note 5)	1,627	11,536
Short-term investments	-	6,460
Accounts receivable (note 6)	5,802	17
Inventory (note 7)	2,053	-
Current deferred financing costs (note 13)	183	-
Prepaid expenses	767	197
	10,432	18,210

Restricted cash (note 8)	5,055	2,054
Mineral properties (note 9)	52,702	33,501
Capital assets (note 10)	35,250	11,756
Equity investment (note 11)	1,085	2,632
Deposits	-	1,330
Deferred financing costs (note 13)	812	-
	94,904	51,273
	105,336	69,483

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 12)	2,928	2,488
Current portion of notes payable (note 13)	5,153	114
Reclamation obligations	85	76
	8,166	2,678

Notes payable (note 13)	34,000	211
Deferred income taxes (note 14)	3,345	-
Deferred revenue (note 15)	2,508	-
Asset retirement obligations (note 16)	17,279	957
Other liabilities (note 17)	1,374	-
	58,506	1,168
	66,672	3,846

Commitments (note 22)

Shareholders' equity (note 18)
Capital Stock
Class A preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 127,559,743 at December 31, 2013 and 121,134,276 at December 31, 2012	165,974	160,896
Warrants	4,175	61
Contributed surplus	14,247	13,688
Accumulated other comprehensive income	3,298	9,669
Deficit	(149,030)	(118,677)
	38,664	65,637
	105,336	69,483

The accompanying notes are an integral part of these consolidated financial statements

Approved by the Board of Directors

(signed) /s/ Jeffrey T. Klenda, Director	(signed) /s/ Thomas Parker, Director

Ur-Energy Inc.
Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Year ended December 31,
	2013	2012	2011
		(Restated)	(Restated)

Revenue (net of direct taxes) (note 19)	7,616	-	-

Cost of sales	(3,096)	-	-

Gross profit	4,520	-	-

Operating expenses

Exploration and evaluation	(2,385)	(3,285)	(5,126)
Development	(18,465)	(8,979)	(3,769)
General and administrative	(5,592)	(6,107)	(7,585)
Write-off of mineral properties (note 9)	(1,430)	-	-

Loss from operations	(23,352)	(18,371)	(16,480)

Interest (expense) income (net)	(6,138)	307	243
Loss on equity investment (note 11)	(1,022)	(64)	(314)
Foreign exchange gain (loss)	164	(385)	186
Other (loss) income	(5)	955	(78)

Net loss for the year	(30,353)	(17,558)	(16,443)

Loss per common share:
Basic and diluted	(0.25)	(0.15)	(0.16)

Weighted average number of common shares outstanding:
Basic and diluted	122,231,993	118,521,509	103,467,475

COMPREHENSIVE LOSS
Net loss	(30,353)	(17,558)	(16,443)
Translation adjustment as of date of adoption of US$ as functional currency	(6,161)	-	-
Translation adjustment on foreign operations	(210)	1,445	(1,107)

Comprehensive loss for the year	(36,724)	(16,113)	(17,550)

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.
Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Loss	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2010 (Restated)	101,998,012	138,930	43	11,029	9,331	(84,676)	74,657

Exercise of stock options	1,677,432	5,206	-	(1,823)	-	-	3,383
Adjustment to share issue costs		20	-	-	-	-	20
Non-cash stock compensation	-	-	-	2,479	-	-	2,479
Net loss and comprehensive loss	-	-	-	-	(1,107)	(16,443)	(17,550)

Balance, December 31, 2011 (Restated)	103,675,444	144,156	43	11,685	8,224	(101,119)	62,989

Exercise of stock options	88,473	117	-	(41)	-	-	76
Common shares issued for cash, net of issue costs	17,250,000	16,275	-	-	-	-	16,275
Redemption of vested RSUs	120,359	348	-	(366)	-	-	(18)
Issuance of warrants	-	-	18	-	-	-	18
Non-cash stock compensation	-	-	-	2,410	-	-	2,410
Net loss and comprehensive loss	-	-	-	-	1,445	(17,558)	(16,113)

Balance, December 31, 2012 (Restated)	121,134,276	160,896	61	13,688	9,669	(118,677)	65,637

Exercise of stock options	377,927	420	-	(145)	-	-	275
Common shares issued for
cash, net of issue costs	4,709,089	3,396	-	-	-	-	3,396
Redemption of vested RSUs	338,451	499	-	(563)	-	-	(64)
Issuance of warrants	-	-	4,228	-	-	-	4,228
Cancellation of warrants	-	-	(114)	114	-	-	-
Common shares issued for royalty interest	1,000,000	763	-	-	-	-	763
Non-cash stock compensation	-	-	-	1,153	-	-	1,153
Adjustment to beginning balances due to change in functional currency	-	-	-	-	(6,161)	-	(6,161)
Net loss and comprehensive loss	-	-	-	-	(210)	(30,353)	(30,563)

Balance, December 31, 2013	127,559,743	165,974	4,175	14,247	3,298	(149,030)	38,664

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.
Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Year ended December 31,
	2013	2012	2011
		(Restated)	(Restated)
Cash provided by (used in) Operating activities
Net loss for the year	(30,353)	(17,558)	(16,443)
Items not affecting cash:
Stock based expense	1,153	2,410	2,479
Depreciation of capital assets	537	530	481
Non-cash borrowing costs	3,908	-	-
Provision for reclamation	9	(97)	45
Write off of investments	1,006	-	-
Write-off of mineral properties	1,430	-	-
Foreign exchange loss (gain)	(156)	383	(186)
Loss (gain) on disposition of assets	1	(968)	4
Other loss (income)	18	69	395
RSUs redeemed for cash	(64)	(18)	-
Proceeds from assignment of sales contract	2,508	-	-
Change in non-cash working capital items:
Accounts receivable	(5,720)	(1)	4
Inventory	(1,433)	-	-
Prepaid expenses	(1,414)	(85)	(6)
Accounts payable and accrued liabilities	800	615	134
	(27,770)	(14,722)	(13,093)

Investing activities
Mineral property costs	(5,319)	(320)	(158)
Purchase of short-term investments	-	(10,195)	(6,975)
Sale of short-term investments	6,593	10,631	5,190
Decrease (increase) in restricted cash	(3,001)	2,198	(447)
Deposit for Pathfinder acquisition	-	(1,338)	-
Funding of equity investment	(9)	(27)	(29)
Purchase of capital assets	(23,990)	(6,958)	(770)
	(25,726)	(6,009)	(3,189)

Financing activities
Issuance of common shares and warrants for cash	5,482	17,210	-
Share issue costs	(238)	(1,003)	-
Proceeds from exercise of warrants and stock options	275	75	3,396
Proceeds from debt financing	75,100	-	-
Cost of debt financing	(403)	-	-
Repayment of debt	(36,425)	(28)	-
	43,791	16,254	3,396

Effects of foreign exchange rate changes on cash	(204)	159	27
Net change in cash and cash equivalents	(9,909)	(4,318)	(12,859)
Beginning cash and cash equivalents	11,536	15,854	28,713
Ending cash and cash equivalents	1,627	11,536	15,854
Total Interest paid	1,056	3	-

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage mining company as defined by U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7 headquartered in Littleton, Colorado and engaged in the identification, acquisition, exploration, evaluation, development and production of uranium mineral resources located primarily in Wyoming in the United States with additional exploration interests in Canada. As of August 2013, the Company commenced uranium production at its Lost Creek Project.

Due to the nature of the uranium mining methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards, the Company has not determined whether the properties contain mineral reserves. However, the Company’s December 30, 2013 NI 43-101 Technical Report on Lost Creek, “Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” outlines the potential  viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

2.	Liquidity Risk

The Company has financed its operations from its inception primarily through the issuance of equity securities and debt instruments. Construction and development of the Lost Creek Project commenced in October 2012 after receiving the Record of Decision from the United States Department of the Interior Bureau of Land Management (“BLM”).  Production began in August 2013 after receiving final operational clearance from the Nuclear Regulatory Commission (“NRC”). The Company made its first deliveries and related sales in December 2013.

On October 23, 2013, the Company closed a $34 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The repayment terms of the State Bond Loan call for interest only payments for the first year of the loan.

On December 19, 2013, the Company drew down $5 million from RMB Australia Holdings (“RMBAH”) on its First Loan Facility (see note 13). On the same date, the Company closed a private placement for gross proceeds of $5.1 million from the sale of 4.7 million units at $1.10 per unit (see note 18). Together, the funds were used to purchase Pathfinder Mines Corporation on December 18, 2013.

Based upon its current working capital balances and the expected timing of product sales, possible additional funding might be sought. Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

3.	Change in Accounting Policy

During the year ended December 31, 2013, the Company constructed and commenced operations at its first in-situ recovery mine at the Lost Creek project in Wyoming.  The Company has established the existence of mineralized materials at the Lost Creek project, but because of the unique nature of in-situ recovery mines, the Company has not established, and has no plans to establish the existence of proven and probable reserves at this project.

The Company has regularly monitored practices followed by peer companies in the industry. As a result of this, the Company has changed its accounting policy with respect to the nature of items that qualify for capitalization for in-situ uranium mining operations to align its policy to the accounting treatment that has been established as best practice for these types of mining operations.

The specific costs affected by this change are those associated with the development of the well field which, during 2012 and 2013, was being constructed as a part of the Lost Creek project.  The development of this well field includes production and monitor well drilling and completion, piping within the well field and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs are now expensed when incurred.

During the year ended December 31, 2012, a total of $4.5 million of such expenditures were capitalized as part of construction in progress within capital assets. Accordingly, the comparative year financial statements have been restated to show the impact of this change in accounting policy and reflect this $4.5 million as development expense.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following tables reflect the adjustments and restated amounts. The original balances have been restated from Canadian dollars to US$ as described in note 24.

Consolidated Balance Sheet

	December 31,2012
	As reported	Adjustment	As restated

Assets
Capital assets	16,244	(4,488)	11,756
Total assets	73,971	(4,488)	69,483

Shareholders' equity
Accumulated other comprehensive loss	9,682	(13)	9,669
Deficit	(114,202)	(4,475)	(118,677)
Total shareholders' equity	70,125	(4,488)	65,637
Total liabilities and shareholders' equity	73,971	(4,488)	69,483

Consolidated Statement of Operations and Other Comprehensive Loss

	December 31,2012
			As
	As reported	Adjustment	restated

Development expense	(4,504)	(4,475)	(8,979)
Net loss from operations	(13,896)	(4,475)	(18,371)
Net loss	(13,083)	(4,475)	(17,558)

Net loss	(13,083)	(4,475)	(17,558)
Cumulative Translation Adjustment	1,458	(13)	1,445
Other comprehensive loss	(11,625)	(4,488)	(16,113)

Consolidated Statement of Changes in Shareholders’ Equity

	December 31,2012
			As
	As reported	Adjustment	restated
Net loss and comprehensive loss	(11,625)	(4,488)	(16,113)
Balance, December 31, 2013	70,125	(4,488)	65,637

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Consolidated Statement of Changes in Cash Flow

	December 31,2012
			As
	As reported	Adjustment	restated

Net loss for the year	(13,083)	(4,475)	(17,558)
Accounts payable and accrued liabilities	11	604	615
Cash used in operations	(10,851)	(3,871)	(14,722)

Purchase of capital assets	(10,842)	3,884	(6,958)
Cash used for investment	(9,893)	3,884	(6,009)

4.	Summary of Significant Accounting Policies

Basis of presentation

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“US GAAP”) and include all of the assets, liabilities and expenses of the Company and its wholly-owned subsidiaries Ur-Energy USA Inc.; NFU Wyoming, LLC; Lost Creek ISR, LLC; NFUR Bootheel, LLC; Hauber Project LLC; NFUR Hauber, LLC; and (as of December 20, 2013) Pathfinder Mines Corporation.  All inter-company balances and transactions have been eliminated upon consolidation.  Ur-Energy Inc. and its wholly-owned subsidiaries are collectively referred to herein as the “Company.”

Functional currency and presentation currency

The Company changed its functional currency prospectively, beginning January 1, 2013, from the Canadian dollar to the U.S. dollar with respect to its operations in the United States. The change in functional currency had a significant impact on the Company’s consolidated financial statements as most of the non-current assets of the Company are situated in the United States and were previously accounted for using the Canadian dollar as the functional currency. As of January 1, 2013, the Company recorded a cumulative transaction adjustment (“CTA”) of approximately $6.2 million for this change, which is shown in the consolidated statement of shareholders’ equity.

The functional currency for Canadian operations will remain the Canadian dollar.  They will be consolidated with the U.S. cost basis balances using the spot rate for assets and liabilities, the historical cost rates for shareholders’ equity transactions and the average rate for all operating revenues and expenses.

Additional translation adjustments will result from the change in consolidation methods as prescribed by US GAAP where there are multiple functional currencies reflected in consolidated financial statements.  These adjustments will not be included in determining net income, but will be reported separately and accumulated in other comprehensive income.

In addition as a result of losing its foreign private issuer status, the Company changed its presentational currency from the Canadian dollar to U.S. dollars. As a result, comparative information has been changed. The effects of doing so are not significant because the Canadian and U.S. dollars were close to par at December 31, 2012.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Exploration Stage

The Company has established the existence of mineralized materials for certain uranium projects, including the Lost Creek property The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects, including Lost Creek property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek property or the Shirley Basin mine. As a result, and despite the fact that the Company commenced extraction of U3O8 at the Lost Creek property in September 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of mineralized materials at the Lost Creek property without having established proven and probable reserves, any mineralized materials established or extracted from the Lost Creek property should not be in any way associated with having established or produced from proven or probable reserves.

In accordance with U.S. GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for additional mineralized materials are expensed as incurred. Expenditures relating to activities such as the construction of mine wellfields, header houses and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing wellfield development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights and asset retirement obligations, are amortized over the estimated mineral life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Development Stage Entity

Prior to the quarter ended December 31, 2013 (fiscal year ending December 31, 2013), the Company met the definition of a Development Stage Entity as defined under Accounting Standards Codification Section 915: Development Stage Entities (“ASC 915”) and presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915, including the presentation of cumulative amounts since inception for the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows. During the quarter ended December 31, 2013, the Company generated significant revenue from its planned principal operations by completing its first sale of uranium concentrates.  The Company, therefore, no longer met the definition of a Development Stage Entity. Accordingly, and starting with the filing of its Form 10-K for the year ended December 31, 2013, the Company no longer presented the additional financial statement disclosures required by a Development Stage Entity under ASC 915

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to potential impairment in the carrying value of the Company’s long-lived assets, fair value of stock-based compensation, valuation of the in-process inventory and estimation of asset recovery obligations. Actual results could differ from those estimates.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Cash and cash equivalents

Cash equivalents are investments in guaranteed investment certificates, certificates of deposit and money market accounts which have a term to maturity at the time of purchase of 90 days or less and which are readily convertible into cash.

Restricted cash

Cash which is restricted contractually or which secures various instruments including surety bonds and letters of credit securing reclamation obligations is shown as restricted cash

Inventory

In-process inventory represents U3O8 that has been extracted from the wellfield and captured in the processing plant and is currently being transformed into a saleable product.  Plant inventory is U3O8 that is contained in yellowcake, which has been dried and packaged in drums, but not yet shipped to the conversion facility.  The amount of U3O8 in the plant inventory is determined by weighing and assaying the amount of U3O8 packaged into drums at the plant. Conversion facility inventory is U3O8 that has been shipped to the conversion facility.  The amount of U3O8 in the conversion facility inventory includes the amount of U3O8 contained in drums shipped to the conversion facility plus or minus any final weighing and assay adjustments per the terms of the uranium supplier’s agreement with the conversion facility.

The Company’s inventories are measured at the lower of cost or net realizable value and reflect the uranium content (“U3O8”) in various stages of the production and sales process including in-process inventory, plant inventory and conversion facility inventory.   Operating supplies are expensed when purchased.

Mineral properties

Acquisition costs of mineral properties are capitalized. When production is attained, these costs are amortized over the estimated productive life of the property. If properties are abandoned or sold, they are written off. If properties are considered to be impaired in value, the costs of the properties are written down to their estimated fair value at that time.

Exploration, evaluation and development costs

Exploration and evaluation expenses consist of labor, annual exploration lease and maintenance fees and associated costs of the exploration geology department as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to the Company’s Lost Creek and LC East projects, which are more advanced in terms of permitting and development.

Development expenditures for wellfields that are either in production or are being prepared for production, including the cost of wells, pumps, piping, and header houses, are expensed as incurred.

Construction in progress

Construction in progress consists of costs associated with the construction of the Lost Creek facility.  It includes design, engineering, site preparation, plant construction and related asset retirement obligation assets.  Once production commences construction in process is relieved.  Costs associated with the plant construction and related equipment are capitalized and depreciated.

Capital assets

Property, plant and equipment assets, including machinery, processing equipment, enclosures, vehicles and expenditures that extend the life of such assets, are recorded at cost including acquisition and installation costs. The costs of self-constructed assets include direct construction costs, direct overhead and allocated interest during the construction phase. Depreciation is calculated using a declining balance method for most assets with the exception of the plant enclosure and related equipment.  Depreciation on the plant enclosure and related equipment is calculated on a straight-line basis.  Estimated lives for depreciation purposes range from three years for computer equipment and software to 20 years for the plant enclosure and equipment.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Equity investments

Investments in which the Company has a significant influence are accounted for using the equity method, whereby the Company records its proportionate share of the investee’s income or loss.

Impairment of long-lived assets

The Company assesses the possibility of impairment in the net carrying value of its long-lived assets when events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. When potential impairment is indicated, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, recoverable resources, and operating, capital and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Asset retirement obligations

For mining properties, various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality to the pre-existing quality or class of use after the completion of mining. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consist of estimated final well closures, plant closure and removal and associated ground reclamation costs to be incurred by the Company in the future.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

Revenue recognition

The recognition of revenue from the sale of U3O8 is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. The Company delivers U3O8 to a conversion facility and receives credit for a specified quantity measured in pounds once the product is confirmed to meet the required specifications. When a delivery is approved, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

As discussed below, the Company sold two years of delivery commitments to an independent broker.  The proceeds are recorded as deferred revenue until the broker or purchaser acknowledges the deliveries have been made at which time, the portion of the sale relating to those deliveries is taken into sales revenue.

Stock-based compensation

All stock-based compensation payments made to employees, directors and consultants are accounted for in the consolidated financial statements. Stock-based compensation cost is measured at the grant date based on the fair value of the reward and is recognized over the related service period.  Stock-based compensation cost is charged to construction, exploration and evaluation, development, and general and administrative expense on the same basis as other compensation costs.

Income taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of future income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.  The Company provides a valuation allowance on future tax assets unless it is more likely than not that such assets will be realized.

Loss per common share

Basic loss per common share is calculated based upon the weighted average number of common shares outstanding during the period.  The diluted loss per common share, which is calculated using the treasury stock method, is equal to the basic loss per common share due to the anti-dilutive effect of stock options, restricted share units and share purchase warrants outstanding.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Classification of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities, other liabilities and notes payable.  The Company has made the following classifications for these financial instruments:

⋅
Cash and cash equivalents, short-term investments, accounts receivable, restricted cash and deposits are recorded at amortized cost.  Interest income is recorded using the effective interest rate method and is included in income for the period.

⋅	Accounts payable and accrued liabilities and notes payable are measured at amortized cost.
⋅	Other liabilities are adjusted to the market value at the end of each reporting period.

New accounting pronouncements

The Company continues to monitor new accounting pronouncements and their applicability to the Company’s operations and reporting.  During 2013, there were no new pronouncements which directly affected the Company’s accounting policies or reporting.

5.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at December 31
	2013	2012
	$	$
		(Restated)
Cash on deposit at banks	296	262
Money market funds	1,331	11,274

	1,627	11,536

6.	Accounts Receivable

The Company’s accounts receivable consist of the following:

	As at December 31,
	2013	2012
	$	$
		(Restated)
Trade accounts receivable
Company A	3,895	-
Company B	1,768	-
Other companies	66	-
Total trade receivables	5,729	-
Taxes receivable	8	11
Other receivables	65	6

	5,802	17

The names of Company A and Company B have not been disclosed for confidentiality reasons.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.	Inventory

The Company’s inventory consists of the following:

	As at December 31,
	2013	2012
	$	$
In-process inventory	765	-
Plant inventory	1,136	-
Conversion facility inventory	152	-

	2,053	-

As of December 31, 2013, there were no costs in excess of net realizable value.

8.	Restricted Cash

The Company’s restricted cash consists of the following:

	As at December 31,
	2013	2012
	$	$
		(Restated)
Money market accounts (a)	4,955	1,942
Certificate of deposit (b)	100	112

	5,055	2,054

(a)
The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, United States Department of the Interior and United States Nuclear Regulatory Commission.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $9,900 of coverage towards specific reclamation obligations are collateralized by $4,955 of the restricted cash at December 31, 2013.

(b)	A certificate of deposit ($100) provides security for the Company’s credit cards.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

9.     Mineral Properties

The Company’s mineral properties consist of the following:
	USA			Canada	Total

	Lost Creek	Pathfinder	Other US	Canadian
	Property	Mines	Properties	Properties
	$	$	$	$	$

Balance, December 31, 2011 (a)	13,917	-	17,050	513	31,480
		-
Capitalized reclamation costs (a)	292	-	28	-	320
Property acquired in asset exchange (a)	971	-	-	-	971
Reporting exchange rate adjustment (a)	325	-	393	12	730

Balance, December 31, 2012(a)	15,505	-	17,471	525	33,501

Capitalized reclamation costs	10,276	-	-	-	10,276
Royalty acquired for common stock	783	-	-	-	783
Property write-offs	-	-	(1,430)	-	(1,430)
Functional Currency exchange rate adjustment (b)	(2,443)	-	(2,831)		(5,274)
Reporting exchange rate adjustment (b)	-	-	-	(36)	(36)
Amortization	(435)	-	-	-	(435)
Purchase of Pathfinder Mines	-	15,317	-	-	15,317
					-

Balance, December 31, 2013	23,686	15,317	13,210	489	52,702

(a)	As a result of the change in reporting balances, the above was restated to reflect the change from Canadian reporting currency to U.S. dollar reporting currency.
(b)
As a result of the change in functional currency, a CTA as of the date of conversion reduced the reported cost of the U.S. mineral properties by $5.3 million.  The above adjustments reflect both the functional currency adjustment in U.S. properties and adjustments due to changes in the year end spot rate in Canadian properties (see note 4).

United States

Lost Creek Property

The Company acquired certain Wyoming properties when Ur-Energy USA Inc. entered into the Membership Interest Purchase Agreement (“MIPA”) with New Frontiers Uranium, LLC in 2005.  Under the terms of the MIPA, the Company purchased 100% of NFU Wyoming, LLC.  Assets acquired in this transaction include the Lost Creek Project, other Wyoming properties and development databases.  NFU Wyoming, LLC was acquired for aggregate consideration of $20 million plus interest. Since 2005, the Company has increased its holdings adjacent to the initial Lost Creek acquisition through staking additional claims and additional property purchases and leases.

In April 2013, the Company executed a royalty purchase agreement with the royalty holder who owned the only private royalty reserved on the Lost Creek Project. The 1.67% royalty had existed with respect to future production of uranium on 20 mining claims at the Lost Creek Project. The Company issued one million common shares of the Company with a fair value of $763 in full consideration of the conveyance and termination of the royalty interest. There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law.  Other royalties exist on certain mining claims at the LC South and EN Projects.  There are no royalties on the mining claims in the LC North, LC East or LC West Projects.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

In September 2013, after the Company commenced mineral extraction and production at the Lost Creek Project, it began amortizing the related mineral properties on a straight-line basis.

Pathfinder Mines Corporation

The Company acquired additional Wyoming properties when Ur-Energy USA, Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013.  Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”) to acquire additional proven mineral properties.  Assets acquired in this transaction include the Shirley Basin Mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment and development databases.  Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations. The purchase price allocation attributed $5.7 million to asset retirement obligations, $3.3 million to deferred tax liabilities, $15.3 million to mineral properties and the balance to the remaining assets and liabilities. We have performed a preliminary allocation of the purchase price to the underlying assets and liabilities acquired. These amounts are preliminary and adjustments may be necessary when the allocation is finalized.

Other U.S. properties

In June 2013, the Company decided to abandon the South Granite Mountain project by not paying the claim fees due later in 2013. The cost of that project of $261 was written off.

At the January 2014 meeting, the Board of Directors determined that the Company will be terminating the Mustang project in Nebraska.  The Company is in the process of notifying the leaseholders of the terminations when the lease renewals become due.  The cost of that project of $1,168 was written off in 2013 as there was no value to the Company as of December 31, 2013.

Canada

The Company's Canadian properties include Screech Lake and Gravel Hill, which are located in the Thelon Basin, Northwest Territories and Bugs, which is located in the Baker Lake Basin, Nunavut.

10.	Capital Assets

The Company’s capital assets consist of the following:

	December 31, 2013			December 31, 2012
					(Restated)
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,860	2,366	1,494	3,402	1,822	1,580
Enclosures	32,936	279	32,657	-	-	-
Machinery and equipment	903	343	560	419	339	80
Furniture, fixtures and leasehold improvements	121	64	57	82	55	27
Information technology	1,067	585	482	718	512	206
Construction in progress	-	-	-	9,863	-	9,863

	38,887	3,637	35,250	14,484	2,728	11,756

In August 2013, the Company received permission from the NRC to begin production at the Lost Creek facility. At that time, the Company reclassified its construction in progress assets to buildings and enclosures as well as machinery and equipment.

Capitalized interest and loan fees included in capital assets totaled approximately $1.3 million. Capitalized depreciation on construction equipment totaled $0.5 million.

As a result of the change in functional currency, a CTA reduced the reported cost and accumulated depreciation of capital assets as of the date of conversion by $306 and $137, respectively (see note 4).

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

11.	Equity Investment

Following its earn-in to the Bootheel Project in 2009, Crosshair Energy Corporation, now Jet Metals Corp (“Jet Metals”), was required to fund 75% of the Project’s expenditures and the Company the remaining 25%. The Project has been accounted for using the equity accounting method with the Company’s proportionate share of the Project’s loss included in the Consolidated Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Consolidated Balance Sheet. Under the terms of the agreement, the Company elected not to participate financially for the Bootheel Project’s financial year ended March 31, 2012 which reduced the Company’s ownership percentage to 19.1%. The equity accounting method has been continued because of the Company’s ability to directly influence the budget process and therefore the operations of the Project. The Company resumed participation financially for the year ended March 31, 2013.

In February 2013, a mineral lease at the Bootheel property expired and was not renewed.  The Company had no cost base in the lease and is therefore not reflecting a loss on the non-renewal. As a result of the expiration, a portion of the mineral resources which were previously reported by an NI 43-101 Technical Report by Jet Metals is no longer controlled by the venture.  At the June 2013 venture management meeting, it was decided that the expired private lease will not be further pursued. It was also decided that a portion of the remaining claims held on the Bootheel property, which had been determined to not contain economic mineralization, would be abandoned. Additionally, it was decided that all of the mining claims at the Buck Point property, none of which contain economic mineralization, will be abandoned.  Mining claims at the Bootheel property on which mineral resources were reported will be maintained.  As a result of these actions, the Company has written off the cost ($969) of the Buck Point property originally contributed to the venture.  The remaining state leases and claims are being held by the venture.

At December 31, 2013, the Company performed an impairment test on the remaining Bootheel property and determined that the carrying cost was greater than the enterprise value of the underlying stated mineral resources. As a result, the Company recognized a $37 write down of its investment.

12.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at December 31,
	2013	2012
		(Restated)
Accounts payable	1,508	422
Severance and Ad valorem tax payable	682	-
Payroll and other taxes	510	272
Accounts payable - Capital assets	228	1,484
Retainage on construction contract	-	310

	2,928	2,488

13.	Notes Payable

On May 13, 2013, the Company entered into a bridge loan agreement (the "Bridge Loan") with RMBAH. The Bridge Loan was in the amount of $5.0 million and was funded on May 14, 2013. The Bridge Loan provided interim working capital for Lost Creek project development prior to receiving funds to be provided by either the State of Wyoming or the RMBAH loan facility discussed below. The Bridge Loan provided for interest at 7.5% per annum in addition to a 4% origination fee all of which was capitalized as construction period borrowing cost. The Company was required to repay the Bridge Loan upon receipt of funds from any source in an amount exceeding $6.0 million or at the maturity date of July 31, 2013. Accordingly, the Bridge Loan was repaid with proceeds from the senior secured loan facility (the “First Loan Facility”) described below.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

On June 24, 2013, the Company entered into a $20.0 million First Loan Facility with RMBAH. The First Loan Facility was intended to fund the acquisition and advancement of the Pathfinder assets in Wyoming, and provide other interim Lost Creek development costs pending final approval of the State Bond Loan discussed below. The First Loan Facility was fully drawn as of June 30, 2013 and carried interest at 7.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter, approximately 7.77%. In addition, the Company issued 4,294,167 warrants at an exercise price of Cdn$1.20 per common share with a five-year expiry. Using the Black-Scholes calculations as discussed in note 18, the warrants were calculated to have a value of approximately $3.1 million. The Company also paid an arrangement fee of 6% ($1.2 million) and legal fees to RMBAH totalling approximately $0.2 million. The total effective interest rate on the First Loan Facility is 21.6%. The loan was repaid on October 23, 2013 from the proceeds of the State Bond Loan, however, up to $5 million was available to the Company to be redrawn for the purpose of acquiring Pathfinder. The repayment created a loss from the early extinguishment of debt of $4,032 from the write-off of unamortized deferred loan costs. This amount was redrawn on December 19, 2013 for the acquisition of Pathfinder. The interest rate was approximately 7.75%. Principal payments of $1.25 million each are due quarterly commencing on March 31, 2014.

In August 2013, the Company entered into a $15.0 million second loan facility (the “Second Loan Facility”) with RMBAH. This Second Loan Facility was intended to allow the Company to complete the construction of the Lost Creek facility pending the approval and funding of the State Bond Loan discussed below. In addition, the Company issued 3,100,800 warrants at an exercise price of Cdn$1.25 per common share and a five-year expiry. Using the Black-Scholes calculations as discussed in note 18, the warrants were calculated to have a value of approximately $1.1 million. The Company also paid an arrangement fee of 6% ($0.9 million) and legal fees to RMBAH totalling approximately $0.1 million. The total effective interest rate on the Second Loan Facility is 16.1%. The loan was repaid on October 23, 2013 from the proceeds of the State Bond Loan. The repayment created a loss from the early extinguishment of debt of $1,622 from the write-off of unamortized deferred loan costs. At that time, one half (1,550,400) of the warrants were cancelled per terms of the facility.

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is collateralized by all of the assets at the Lost Creek Project. As a condition of the financing, the RMBAH First and Second Loan Facilities together with certain construction equipment loans were paid off with the funding proceeds from the State Bond Loan.

Deferred loan fees includes legal fees, commissions, commitment fees and other costs associated with obtaining the various financings.  Those fees amortizable within 12 months of the statement date are considered current assets. Interest expense includes a loss of $5,654 from the early extinguishment of the RMB First and Second Loan Facilities due to the write-off of unamortized deferred financing costs.

The following table lists the current and long term portion of each of the Company’s debt instruments at December 31, 2013 and December 31, 2012:

	As at December 31,
	2013	2012
		(Restated)
Current debt
RMBAH First Loan Facility	5,000	-
Insurance premium financing	153	-
Equipment financing arrangements	-	114

	5,153	114
Long-term debt
Sweetwater County bond	34,000	-
Equipment financing arrangements	-	211

	34,000	211

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Schedule of payments on outstanding debt as of December 31, 2013:

Debt	Total	2014	2015	2016	2017	2018	Subsequent	Maturity
Sweetwater County bond
Principal	34,000	-	4,066	4,305	4,558	4,826	16,245	October 1, 2021
Interest	9,241	1,955	1,810	1,568	1,311	1,039	1,558

RMBAH First Loan Facility
Principal	5,000	5,000	-	-	-	-		December 31, 2014
Interest	193	193	-	-	-	-

Insurance premium financing
Principal	153	153	-	-	-	-		May 31, 2014
Interest	1	1	-	-	-	-	-

Total	48,588	7,302	5,876	5,873	5,869	5,865	17,803

14.	Income taxes

A reconciliation of income taxes at the statutory Canadian income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year ended December 31,
	2013	2012	2011
		(Restated)	(Restated)

Loss before income taxes	(30,353)	(17,558)	(16,443)

Statutory rate	26.50%	26.50%	28.3%
Expected recovery of income tax	(8,033)	(4,663)	(4,653)
Effect of foreign tax rate differences	(3,247)	(1,570)	(1,277)
Non-deductible amounts	108	412	221
Effect of changes in enacted future rates	(286)	(40)	-
Effect of change in foreign exchange rates	(161)	(91)	33
Effect of stock based compensation	159	7	158
Change in valuation allowance	11,460	5,945	5,518

Recovery of future income taxes	-	-	-

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As at December 31,
	2013	2012	2011
		(Restated)	(Restated)

Deferred income tax assets
Capital assets and mineral properties	8,337	14,301	11,745
Net operating loss carry forwards	39,432	24,579	16,363
Less: valuation allowance	(47,769)	(38,880)	(28,108)

	-	-	-

Deferred income tax liabilities
Mineral properties	(3,345)	-

Net deferred tax asset (liability)	(3,345)	-	-

Based upon the level of historical taxable loss, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2013 and 2012.

As of December 31, 2013, the Company had available total U.S. net operating loss carryforwards of approximately $54.4 million, which expire in the years 2017 through 2033. As of December 31, 2013, the Company had available total Canadian net operating loss carryforwards of approximately $22.0 million, which expire in the years 2014 through 2033.

The Company follows a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions taken or expected to be taken on a tax return. Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company currently has no uncertain tax positions and is therefore not reflecting any adjustments for such in its deferred tax assets.

There are open statutes of limitations for tax authorities in U.S., Canada and state jurisdictions to audit the Company’s tax returns for the years ended December 31, 2010, 2011 and 2012.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations. There have been no income tax related interest or penalties assessed or recorded.

15.	Deferred Revenue

In March 2013, the Company assigned the 2013 and 2014 contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The remainder of the Company’s contractual delivery obligations under the two contracts remain in place as well as certain other performance obligations including scheduled deliveries of product sourced in approved locations which are covenants associated with the contracts.  The Company will reflect the payment as revenue when the related deliveries under the contracts are settled. As of December 31, 2013, the deliveries called for in 2013 had been made and the revenue thereon was recognized.

16.	Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.3% to 3.8%. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2013, the total undiscounted amount of the future cash needs was estimated to be $17.7 million. The schedule of payments required to settle the ARO liability extends through 2033.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash as discussed in note 8 is related to surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

	Year ended	Year ended
	December 31, 2013	December 31, 2012
		(Restated)
Asset retirement obligations	$	$
Beginning of year	957	-
Liabilities incurred	10,639	580
ARO transferred from reclamation obligations	-	377
Assumed in Pathfinder Mining Corporation purchase	5,656	-
Accretion expense	27	-
End of year	17,279	957

17.	Other Liabilities

For the December 2013 private placement, the Company issued units consisting of one common share and one half warrants.  The warrants are priced at US$1.35 which created a non-hedging derivative financial instrument.  The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described below as there is no active market for the warrants.  Any income or loss is reflected in net income for the year.  The revaluation resulted in a gain of $151 which is included in the gain on foreign exchange.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

18.	Shareholders’ Equity and Capital Stock

Common share issuances

During the year ended December 31, 2013, the Company exchanged 338,451 common shares for vested Restricted Share Units (“RSUs”). In addition, 377,927 stock options were exercised for proceeds of $0.3 million.

On December 18, 2013, the Company completed a private placement of 4,709,089 units consisting of one share of common stock and one half warrant at $1.10 per unit raising gross proceeds of $5.1 million. Total direct share issue costs, including the placement agents’ commission, were $0.2 million.

During the year ended December 31, 2012, 88,473 common shares were issued pursuant to the exercise of stock options for proceeds of $0.1 million. In addition, the Company exchanged 120,359 common shares for vested RSUs.

On February 23, 2012, the Company completed a private placement of 17,250,000 common shares at $1.00 per share raising gross proceeds of $17.3 million. Total direct share issue costs, including the placement agents’ commission, were $1.0 million.

During the year ended December 31, 2011, 1,677,432 common shares were issued pursuant to the exercise of stock options for proceeds of $5.2 million.

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan, stock options generally vest with Option Plan participants as follows: 10% at the date of grant; 22% four and one-half months after grant; 22% nine months after grant; 22% thirteen and one-half months after grant; and the balance of 24% eighteen months after the date of grant.

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$
Outstanding, December 31, 2010	5,665,568	1.79
Granted	3,162,098	2.07
Exercised	(1,677,432)	2.02
Forfeited	(241,332)	2.14
Expired	(495,000)	2.59
Outstanding, December 31, 2011	6,413,902	1.75
Granted	3,114,207	0.87
Exercised	(88,473)	0.85
Forfeited	(145,414)	1.99
Expired	(782,500)	3.25
Outstanding, December 31, 2012	8,511,722	1.32
Granted	1,876,670	1.07
Exercised	(377,927)	0.79
Forfeited	(31,806)	0.78
Expired	(705,000)	1.69
Outstanding, December 31, 2013	9,273,659	1.19

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the year ended December 31, 2013 was $1.0 million.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2013, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
$	of options	life (years)	$	of options	life (years)	$	Expiry

0.66	145,909	0.1	101	145,909	0.1	101	February 9, 2014
0.84	776,257	0.7	396	776,257	0.7	396	September 2, 2014
0.76	554,074	1.2	327	554,074	1.2	327	March 5, 2015
2.68	1,318,293	2.1	-	1,318,293	2.1	-	January 28, 2016
1.47	645,000	2.5	-	645,000	2.5	-	July 7, 2016
1.09	759,809	2.7	198	759,809	2.7	198	September 9, 2016
1.08	200,000	2.8	54	200,000	2.8	54	October 24, 2016
0.85	1,110,871	3.0	555	1,110,871	3.0	555	January 12, 2017
1.30	200,000	3.1	10	200,000	3.1	10	February 1, 2017
1.10	100,000	3.2	25	100,000	3.2	25	March 1, 2017
0.71	1,594,312	3.9	1,020	860,928	3.9	551	December 7, 2017
0.72	673,791	4.3	424	215,613	4.3	136	April 25, 2018
1.16	100,000	4.6	19	32,000	4.6	6	August 1, 2018
1.12	1,095,343	5.0	252	109,537	5.0	25	December 27, 2018

1.19	9,273,659	3.0	3,381	7,028,291	2.5	2,384

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.44 as of the last trading day in the year ended December 31, 2013, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of December 31, 2013 was 7,310,366. The total number of in-the-money stock options exercisable as of December 31, 2013 was 5,064,998.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). Eligible participants under the RSU Plan include directors, officers and employees of the Company. Under the terms of the RSU Plan, RSUs vest with participants as follows: 50% on the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.

Activity with respect to RSUs is summarized as follows:

		Weighted
		average grant
	RSUs	date fair value
	#	$
Unvested, December 31, 2010	-	-
Granted	355,662	2.90
Forfeited	(79,297)	2.90
Unvested, December 31, 2011	276,365	2.87
Granted	703,572	0.91
Vested	(136,789)	2.87
Forfeited	(16,723)	1.66
Unvested, December 31, 2012	826,425	1.15
Granted	273,834	1.23
Vested	(402,581)	1.89
Forfeited	(6,068)	0.78
Unvested, December 31, 2013	691,610	0.96

As of December 31, 2013, outstanding RSUs are as follows:

		Weighted-
		average	Aggregate
	Number of	remaining	Intrinsic
	unvested	amortization	Value
Grant date	options	life (years)	$
January 12, 2012	144,309	0.12	195
December 7, 2012	273,467	1.02	369
December 27, 2013	273,834	2.07	370

	691,610	1.25	934

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

On December 19, 2013, the Company issued 2,354,545 warrants to purchase stock at $1.35 per share in connection with the sale of private placement units (see note 17). The First and Second Loan Facility account for the remainder of the warrants issued during 2013 (see note 13).

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants is summarized as follows:
		Weighted-
		average
	Warrants	exercise price
	#	$
Outstanding, December 31, 2010	100,000	1.12

Outstanding, December 31, 2011	100,000	1.12
Granted	50,000	0.93

Outstanding, December 31, 2012	150,000	1.06
Granted	9,774,512	1.19
Cancelled	(1,550,400)	1.17

Outstanding, December 31, 2013	8,374,112	1.19

As of December 31, 2013, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
$	of warrants	life (years)	$	Expiry

0.92	50,000	1.7	21,500	September 4, 2015
1.12	100,000	1.8	23,000	November 1, 2015
0.93	25,000	2.2	10,500	March 5, 2016
1.35	2,354,545	3.0	-	December 19, 2016
1.12	4,294,167	4.5	987,658	June 24, 2018
1.17	1,550,400	4.7	279,072	August 27, 2018

	8,374,112	4.7	1,321,730

Share-based compensation expense

Stock-based compensation expense was $1.2 million, $2.4 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was approximately $0.8 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.4 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.2 years and 1.7 years, respectively.

Cash received from stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, less than $0.1 million and $3.4 million, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair Value Calculations

The initial fair value of RSUs, options and warrants granted during the years ended December 31, 2013, 2012 and 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011

Expected warrant life (years)	0.16 - 3	1.5	-
Expected option life (years)	3.41-3.51	3.29-3.37	3.24-3.28
Expected volatility	61-66%	63-78%	79-82%
Risk-free interest rate	0.9-1.4%	1.0-1.3%	1.3-1.9%
Forfeiture rate (warrants)	0.0%	0.0%	0.0%
Forfeiture rate (options)	4.2-4.4%	4.6-4.8%	4.4-5.1%
Forfeiture rate (RSUs)	7.7%	12.5-22.3%	5.0%
Expected dividend rate	0%	0%	0%

The Company estimates expected volatility using daily historical trading data of the Company’s common shares, because this is recognized as a valid method used to predict future volatility. The risk-free interest rates are determined by reference to Canadian Treasury Note constant maturities that approximate the expected option term. The Company has never paid dividends and currently has no plans to do so.

Share-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in recognition of expense on options that are ultimately expected to vest over the expected option term. Forfeitures were estimated using actual historical forfeiture experience.

The fair value used for the RSUs issued in December 2013, December 2012 and January 2012 was $1.20, $0.76 and $0.91 per unit, respectively which was the closing price of the stock on the TSX as of the trading days immediately preceding the grant dates.

19.	Revenue

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. In 2013, the Company also sold its 2013 and 2014 deliveries under two of its contracts to a third party broker. Included in revenue is the amount received for the sale of the 2013 deliveries.

Revenue consists of:

	Year ended December 31, 2013
	Lbs. of U3O8	$
Company A	60,000	3,895	51.2%
Company B	30,000	1,768	23.2%
	90,000	5,663	74.4%
Severance and ad valorem taxes		682	9.0%
Net sales		4,981	65.4%

Recognition of gain from sale
of deliveries under contract		2,635	34.6%
		7,616	100.0%

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

20.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. They bear interest at annual rates ranging from 0.18% to 0.6% and mature at various dates up to August 27, 2014. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $5.8 million at risk at December 31, 2013 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2013.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

The Company has financed its operations from its inception primarily through the issuance of equity securities and debt instruments. Production commenced in August 2013 after receiving final operational clearance from the NRC.   Product sales commenced in December 2013.

As at December 31, 2013, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $2.9 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 7 years, and asset retirement obligations with estimated completion dates until 2033.

       Market risk

Market risk is the risk to the Company of adverse financial impacts due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Financial instruments that expose the Company to interest rate risk are its cash equivalents, deposits, restricted cash and debt financings. The Company’s objectives for managing its cash and cash equivalents are to maintain sufficient funds on hand at all times to meet day to day requirements and to place any amounts considered in excess of day to day requirements on short-term deposit with the Company's financial institutions so that they earn interest.

Currency risk

The Company maintains a balance of approximately $0.1 million in foreign currency resulting in a low currency risk.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a $0.1 million impact for the year ended December 31, 2013. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

21.	Segmented Information

The Company’s operations comprise one reportable segment being the exploration and development of uranium resource properties.  Currently, all of the Company’s production, sales and other mineral related operations are occurring in the United States.  The Company maintains assets in the United States and Canada.  Non-current assets segmented by geographic area are as follows:

	December 31, 2013
	United States	Canada	Total
	$	$	$

Restricted Cash	5,055	-	5,055
Mineral properties	52,213	489	52,702
Capital assets	35,250	-	35,250
Equity investment	1,085	-	1,085

	93,603	489	94,092

	December 31, 2012
	(Restated)
	United States	Canada	Total
	$	$	$

Restricted Cash	2,054	-	2,054
Mineral properties	32,976	525	33,501
Capital assets	11,756	-	11,756
Equity investment	2,632	-	2,632
Deposits	1,330	-	1,330

	50,748	525	51,273

22.	Commitments

Under the terms of its operating lease for office premises in Casper, Wyoming, the Company is committed to minimum annual lease payments as follows:

Year ended December 31,	$
2014	203
2015	200
2016	200
2017	100
2018 and thereafter	-
703

Rent expense under these agreements was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has agreed to a Contingency and Development Agreement with Sweetwater County for the improvement of a county road servicing the Lost Creek facility.  The Company’s portion of the cost will be $166,667 and will be due after the work is completed.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2013

(expressed in thousands of U.S. dollars unless otherwise indicated)

23.	Other items not affecting cash flow

	Year ended December 31,
	2013	2012	2011
		(Restated)	(Restated)
Non-cash financing and investing activities:
Common shares issued for properties	763	-	-
Mineral property acquired in asset exchange	-	970	-

Page 30