Form 10-Q
period 2014-03-31
UR-ENERGY INC
filed 2014-04-30
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

As of April 29, 2014, there were 128,741,108 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

UR-ENERGY INC.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our timeline for completing commissioning and ramp up of production operations at our Lost Creek project; (ii) the technical and economic viability of Lost Creek; (iii) our ability to complete additional favorable U3O8 sales agreements; (iv) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties including LC East; (v) the potential of our exploration and development projects including Shirley Basin and other projects at the Lost Creek property; (vi) the timing and outcome of environmental baseline studies, confirmation drilling, mineral resource estimate calculations and permitting at the Shirley Basin project; (vii) timing and outcome of the process to amend existing permits and licenses at Lost Creek for LC East and the KM horizon; (viii) the outcome of our 2014 forecast, and production projections including our expectations regarding the need for additional funding and (ix) the long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections.  These other factors include, among others, the following: future estimates for production, production start-up and operations (including any difficulties with startup), capital expenditures, operating costs, mineral resources, recovery rates, grades and prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits in the United States and Canada; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in pending and potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with status as a "controlled foreign corporation" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” and under the heading of “Risk Factors” in our Annual Report on Form 10-K, dated March 3, 2014.

Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all resource estimates included in this Form 10-Q have been prepared in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. NI 43-101 permits the disclosure of an historical estimate made prior to the adoption of NI 43-101 that does not comply with NI 43-101 to be disclosed using the historical terminology if the disclosure: (a) identifies the source and date of the historical estimate; (b) comments on the relevance and reliability of the historical estimate; (c) to the extent known, provides the key assumptions, parameters and methods used to prepare the historical estimate; (d) states whether the historical estimate uses categories other than those prescribed by NI 43-101; and (e) includes any more recent estimates or data available.

Canadian standards, including NI 43-101, differ significantly from the requirements of the United States Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-Q may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resource” does not equate to the term “‘reserves”. Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards.

NI 43-101 Review of Technical Information: John Cooper, Ur-Energy Project Geologist, P.Geo. and SME Registered Member, and Qualified Person as defined by National Instrument 43-101, and Catherine Bull, Ur-Energy Project Engineer, Wyoming P.E. and SME Registered Member, and Qualified Person as defined by National Instrument 43-101, reviewed and approved the technical information contained in this Quarterly Report on Form 10-Q.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents (note 4)	4,672	1,627
Accounts receivable (note 5)	4,314	5,802
Inventory (note 6)	3,916	2,053
Current deferred financing costs (note 12)	167	183
Prepaid expenses	808	767
	13,877	10,432

Restricted cash (note 7)	5,055	5,055
Mineral properties (note 8)	51,433	52,702
Capital assets (note 9)	34,675	35,250
Equity investment (note 10)	1,090	1,085
Deferred financing costs (note 12)	836	812
	93,089	94,904
	106,966	105,336

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 11)	3,796	2,928
Current portion of notes payable (note 12)	5,331	5,153
Reclamation obligations	85	85
	9,212	8,166

Notes payable (note 12)	35,246	34,000
Deferred income tax liability (note 13)	3,345	3,345
Deferred revenue (note 14)	2,508	2,508
Asset retirement obligations (note 15)	17,318	17,279
Other liabilities - warrants (note 16)	1,592	1,374
	60,009	58,506
	69,221	66,672
Shareholders' equity (note 17)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized. No shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized. Shares issued and outstanding: 128,711,182 at March 31, 2014 and 127,559,743 at December 31, 2013	167,325	165,974
Warrants	4,175	4,175
Contributed surplus	13,890	14,247
Accumulated other comprehensive loss	3,333	3,298
Deficit	(150,978)	(149,030)
	37,745	38,664
	106,966	105,336

The accompanying notes are an integral part of these interim consolidated financial statements

Approved by the Board of Directors

(signed) /s/ Jeffrey T. Klenda, Director	(signed) /s/ Thomas Parker, Director

Ur-Energy Inc.
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2014	2013
	$	$
		(Restated - note 3)

Sales (net of direct taxes) (note 18)	6,147	-

Cost of sales	(3,240)	-

Gross profit	2,907	-

Operating Expenses

Exploration and evaluation	(1,018)	(594)
Development	(574)	(5,093)
General and administrative	(2,312)	(1,521)

Loss from operations	(997)	(7,208)

Interest income (expense) (net)	(674)	15
Warrant mark to market adjustment	(263)	-
Foreign exchange loss	(14)	-
Other loss	-	(2)

Net loss for the period	(1,948)	(7,195)

Loss per common share:
Basic and diluted	(0.02)	(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	128,101,046	121,283,077

COMPREHENSIVE LOSS
Net Loss for the period	(1,948)	(7,195)
Translation adjustment as of date of adoption of US$ as functional currency	-	(6,161)
Translation adjustment on foreign operations	35	(28)

Comprehensive loss for the period	(1,913)	(13,384)

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.
Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Gain	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2013	127,559,743	165,974	4,175	14,247	3,298	(149,030)	38,664

Exercise of stock options	985,592	1,270	-	(436)	-	-	834
Common shares issued for cash, net of issue costs - additional costs	-	(50)		-	-	-	(50)
Redemption of vested RSUs	165,847	131	-	(214)	-	-	(83)
Non-cash stock compensation	-	-	-	293	-	-	293
Net loss and comprehensive loss	-	-	-	-	35	(1,948)	(1,913)

Balance, March 31, 2014	128,711,182	167,325	4,175	13,890	3,333	(150,978)	37,745

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.
Unaudited Interim Consolidated Statements of Cash Flows

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2014	2013
	$	$
		(Restated - note 3)
Cash provided by (used in)
Operating activities
Net loss for the period	(1,948)	(7,195)
Items not affecting cash:
Stock based expense	293	365
Depreciation and amortization	1,939	79
Non-cash interest expense	38	-
Warrant mark to market loss	263	-
RSUs redeemed for cash	(66)	(39)
Proceeds from assignment of sales contract	-	5,143
Change in non-cash working capital items:
Accounts receivable	1,488	(11)
Inventory	(1,863)	-
Prepaid expenses	(51)	(236)
Accounts payable and accrued liabilities	1,149	902
	1,242	(992)

Investing activities
Mineral property costs	(57)	-
Purchase of short-term investments	-	(25)
Sale of short-term investments	-	3,121
Increase in restricted cash	-	(3,001)
Funding of equity investment	(4)	-
Purchase of capital assets	(297)	(6,495)
	(358)	(6,400)

Financing activities
Issuance of common shares and warrants for cash	-	-
Share issue costs	43	-
Proceeds from exercise of stock options	834	-
Proceeds from debt financing	1,500	-
Cost of debt financing	(37)	-
Repayment of debt	(76)	(28)
	2,264	(28)

Effects of foreign exchange rate changes on cash	(103)	(173)
Net change in cash and cash equivalents	3,045	(7,593)
Beginning cash and cash equivalents	1,627	11,536
Ending cash and cash equivalents	4,672	3,943

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

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

Due to the nature of the uranium mining methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under the United States Securities and Exchange Commission Industry Guide 7, the Company has not determined whether the properties contain mineral reserves. However, the Company’s December 30, 2013 NI 43-101 Technical Report on Lost Creek, “Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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

On December 19, 2013, the Company drew down $5 million from RMB Australia Holdings (“RMBAH”) on its First Loan Facility (see note 12). On the same date, the Company closed a private placement for gross proceeds of $5.1 million from the sale of 4.7 million units at $1.10 per unit. Together, the funds were used to purchase Pathfinder Mines Corporation on December 18, 2013.

On March 14, 2014, the Company drew down an additional $1.5 million on its First Loan Facility (see note 12).

Based upon the Company’s current working capital balances and the expected timing of product sales, it is possible that additional funding might be sought. Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.	Summary of Significant Accounting Policies

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

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2013.

Presentational currency

As a result of losing its foreign private issuer status during 2013, the Company changed its presentational currency from the Canadian dollar to U.S. dollars. Comparative information has therefore been restated in U.S. dollars in these financial statements. The effects of doing so are not significant because the Canadian and U.S. dollars were close to par at March 31, 2013.

Exploration Stage

The Company has established the existence of mineralized materials for certain uranium projects, including the Lost Creek property. The Company has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects, including Lost Creek property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek property or the Shirley Basin mine. As a result, and despite the fact that the Company commenced extraction of U3O8 at the Lost Creek property in September 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of mineralized materials at the Lost Creek property without having established proven and probable reserves, any mineralized materials established or extracted from the Lost Creek property should not be in any way associated with having established, or production from, proven or probable reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with United States standards.

Restatement

The Company has regularly monitored practices followed by peer companies in the industry. As discussed above, the Company has not established, and has no plans to establish the existence of proven and probable reserves at this project. As a result of this, the Company changed its accounting policy at December 31, 2013 with respect to the nature of items that qualify for capitalization for in-situ uranium mining operations to align its policy to the accounting treatment that has been established as best practice for these types of mining operations.

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

The specific costs affected by this change are those associated with the development of the well field which, during 2013, was being constructed as a part of the Lost Creek project.  The development of this well field includes production and monitor well drilling and completion, piping within the well field and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs are now expensed when incurred.

During the quarter ended March 31, 2013, a total of $4.1 million of such expenditures were originally capitalized as part of construction in progress within capital assets. Accordingly, the comparative financial statements have been restated to show the impact of this change in accounting policy and reflect this $4.1 million as development expense. This increased the loss per share from $0.03 per share to $0.06.

New accounting pronouncements

The Company continues to monitor new accounting pronouncements and their applicability to the Company’s operations and reporting. During the period ended March 31, 2014, there were no new pronouncements which directly affected the Company’s accounting policies or reporting.

4.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at	As at
	March 31,	December 31,
	2014	2013
	$	$
Cash on deposit at banks	321	296
Money market funds	4,351	1,331

	4,672	1,627

5.	Accounts Receivable

The Company’s accounts receivable consist of the following:

	As at	As at
	March 31, 2014	December 31, 2013
	$	$

Trade accounts receivable
Company A	4,126	1,768
Company B	-	3,895
Other Companies	125	66
Total trade receivables	4,251	5,729
Other receivables	63	73

Total accounts receivable	4,314	5,802

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

The names of Company A and Company B have not been disclosed for confidentiality reasons.

6.	Inventory

The Company’s inventory consists of the following:

	As at	As at
	March 31, 2014	December 31, 2013
	$	$

In-process inventory	1,158	765
Plant inventory	943	1,136
Conversion facility inventory	1,815	152

	3,916	2,053

As of March 31, 2014, there were no costs in excess of net realizable value.

7.	Restricted Cash

The Company’s restricted cash consists of the following:

	As at	As at
	March 31, 2014	December 31, 2013
	$	$

Cash on deposit at banks	4,955	4,955
Money market funds	100	100

	5,055	5,055

(a)	The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, United States Department of the Interior and United States Nuclear Regulatory Commission. The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $9,858 of coverage towards specific reclamation obligations are collateralized by $4,955 of the restricted cash at March 31, 2014.

(b)	A certificate of deposit ($100) provides security for the Company’s credit cards.

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.	Mineral Properties

The Company’s mineral properties consist of the following:

	USA			Canada	Total

	Lost Creek	Pathfinder	Other US	Canadian
	Property	Mines	Properties	Properties
	$	$	$	$	$

Balance, December 31, 2013	23,686	15,317	13,210	489	52,702
Acquisition costs	-	42	-	-	42
Exchange rate adjustment	-	-	-	(16)	(16)
Amortization	(1,295)	-	-	-	(1,295)
	.
Balance, March 31, 2014	22,391	15,359	13,210	473	51,433

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA, Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013.  Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”) to acquire additional mineral properties.  Assets acquired in this transaction include the Shirley Basin Mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment and development databases.  Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations. The purchase price allocation attributed $5.7 million to asset retirement obligations, $3.3 million to deferred tax liabilities, $15.3 million to mineral properties and the balance to the remaining assets and liabilities. We have performed a preliminary allocation of the purchase price to the underlying assets and liabilities acquired. These amounts are preliminary and adjustments may be necessary when the allocation is finalized.

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

9.	Capital Assets

The Company’s capital assets consist of the following:

	As at March 31, 2014			As at December 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,867	2,488	1,379	3,860	2,366	1,494
Buildings and enclosures	32,892	690	32,202	32,936	279	32,657
Machinery and equipment	968	362	606	903	343	560
Furniture, fixtures and leasehold improvements	118	68	50	121	64	57
Information technology	1,070	632	438	1,067	585	482

	38,915	4,240	34,675	38,887	3,637	35,250

10.	Equity Investment

Following its earn-in to the Bootheel Project in 2009, Jet Metals Corp (“Jet Metals”), formerly Crosshair Energy Corporation, was required to fund 75% of the Project’s expenditures and the Company the remaining 25%. The Project has been accounted for using the equity accounting method with the Company’s proportionate share of the Project’s loss included in the Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Balance Sheet. Under the terms of the agreement, the Company elected not to participate financially for the year ended March 31, 2012 which reduced the Company’s ownership percentage to approximately 19%. The equity accounting method has been continued because of the Company’s ability to directly influence the budget process and therefore the operations of the Project. The Company resumed participation financially as of the project year ended March 31, 2013.

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at	As at
	March 31, 2014	December 31, 2013
	$	$

Accounts payable	1,012	1,508
Severance and ad valorem tax payable	1,000	682
Payroll and other taxes	1,784	510
Accounts payable - Capital assets	-	228

	3,796	2,928

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

12.	Notes Payable

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

On June 24, 2013, the Company entered into a $20.0 million First Loan Facility with RMBAH. The initial $20.0 million was drawn and repaid during 2013. An amendment of the First Loan Facility allowed for $5.0 million to be redrawn. This was done on December 19, 2013 for the acquisition of Pathfinder. On March 14, 2014, the loan was amended to change the interest rate, extend the loan maturity date to March 31, 2016, increase the current loan to $6.5 million and provide for an additional line of credit of $3.5 million pending the completion and results of the Technical Report (NI 43-101) on the newly acquired Shirley Basin property. The amended interest rate is approximately 8.75%. Principal payments of $0.81 million are due quarterly commencing on June 30, 2014.

Deferred loan fees includes legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of March 31, 2014 are considered current assets.

The following table lists the current and long term portion of each of the Company’s debt instruments:

	As at	As at
	March 31, 2014	December 31, 2013
	$	$
Current debt		-
RMBAH First Loan Facility	3,250	5,000
Insurance premium financing	77	153
Sweetwater County bond	2,004	-

	5,331	5,153

Long term debt
Sweetwater County bond	31,996	34,000
RMBAH First Loan Facility	3,250	-

	35,246	34,000

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Schedule of payments on outstanding debt as of March 31, 2014:

		Nine months
Debt	Total	2014	2015	2016	2017	2018	Subsequent	Maturity
Sweetwater County bond
Principal	34,000	-	4,066	4,305	4,558	4,826	16,245	October 1, 2021
Interest	8,752	1,466	1,810	1,568	1,311	1,039	1,558

RMBAH First Loan Facility
Principal	6,500	2,438	3,250	812	-	-	-	March 31, 2016
Interest	649	381	250	18	-	-	-

Insurance premium financing
Principal	51	51	-	-	-	-	-	May 31, 2014
Interest	-	-	-	-	-	-	-

Total	49,952	4,336	9,376	6,703	5,869	5,865	17,803

13.	Income taxes

The deferred income tax liability relates to the acquisition of the Pathfinder Mining Company. When the Company acquired Pathfinder, it had no basis in its remaining assets. Accordingly, the Company has no tax basis in these assets. Under US GAAP, the Company has to record a liability for the estimated additional taxes that would arise on the disposition of those assets because of the lack of basis in those assets.

14.	Deferred Revenue

In March 2013, the Company assigned a portion of its contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The remainder of the Company’s contractual delivery obligations under the two contracts remain in place as well as certain other performance obligations including scheduled deliveries of product sourced from approved locations which are covenants associated with the contracts.  The Company will reflect the payment as revenue when the related deliveries under the contracts are settled. As of December 31, 2013, the deliveries called for in 2013 had been made and the revenue thereon was recognized. The required deliveries for 2014 had not been made as of March 31, 2014 and the revenue thereon remains deferred.

15.	Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.3% to 3.8%. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At March 31, 2014, the total undiscounted amount of the future cash needs was estimated to be $17.7 million. The schedule of payments required to settle the ARO liability extends through 2033.

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash as discussed in note 7 is related to the surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

	Three months ended	Year ended
	March 31, 2014	December 31, 2013
	$	$

Beginning of year	17,279	957
Liabilities incurred	-	10,639
Assumed in Pathfinder Mining Corporation purchase	-	5,656
Accretion expense	39	27

End of period	17,318	17,279

16.	Other Liabilities

For the December 2013 private placement, the Company issued units consisting of one common share and one half warrant. Each full warrant is priced at US$1.35 which created a derivative financial instrument. The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the year. The revaluation as of March 31, 2014 resulted in a loss of $263 thousand which is reflected on the statement of operations.

17.	Shareholders’ Equity and Capital Stock

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

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Outstanding, December 31, 2013	9,273,659	1.15
Granted	100,000	1.52
Exercised	(985,592)	0.84
Forfeited	(72,330)	0.92

Outstanding, March 31, 2014	8,315,737	1.19

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the three months ended March 31, 2014 was $0.2 million.

As of March 31, 2014, outstanding stock options are as follows:

	Options outstanding				Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
$	of options	life (years)	$	of options	life (years)	$	Expiry

0.81	512,662	0.4	379	512,662	0.4	379	September 2, 2014
0.73	468,389	0.9	384	468,389	0.9	384	March 5, 2015
2.59	1,318,293	1.8	-	1,318,293	1.8	-	January 28, 2016
1.42	545,000	2.3	71	545,000	2.3	71	July 7, 2016
1.06	677,223	2.4	332	677,223	2.4	332	September 9, 2016
1.05	200,000	2.6	100	200,000	2.6	100	October 24, 2016
0.82	1,002,482	2.8	732	1,002,482	2.8	732	January 12, 2017
1.26	200,000	2.8	58	200,000	2.8	58	February 1, 2017
1.07	100,000	2.9	48	100,000	2.9	48	March 1, 2017
0.69	1,408,150	3.7	1,211	1,041,080	3.7	895	December 7, 2017
0.70	637,382	4.1	542	338,866	4.1	288	April 25, 2018
1.12	100,000	4.3	43	32,000	4.3	14	August 1, 2018
1.08	1,046,156	4.7	492	102,806	4.7	48	December 27, 2018
1.52	100,000	5.0	3	10,000	5.0	-	March 31, 2019

1.15	8,315,737	2.9	4,395	6,548,801	2.4	3,349

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.71 as of the last trading day in the period ended March 31, 2014, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of March 31, 2014 was 6,997,444. The total number of in-the-money stock options exercisable as of March 31, 2014 was 5,220,508.

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

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	Average Grant
	RSUs	Date Fair Value
		$

Unvested, December 31, 2013	691,610	0.87
Vested	(230,531)	0.79
Forfeited	(7,849)	0.93

Unvested, March 31, 2014	453,230	0.91

As of March 31, 2014, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	Intrinsic
	unvested	life	Value
Grant date	units	(years)	$

December 7, 2012	191,188	0.69	296
December 27, 2013	262,042	1.74	406

	453,230	1.25	702

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

There was no warrant activity during the period ended March 31, 2014.

As of March 31, 2014, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
$	of warrants	life (years)	$	Expiry

0.89	50,000	1.4	33	September 4, 2015
1.08	100,000	1.6	47	November 1, 2015
0.90	25,000	1.9	16	March 5, 2016
1.35	2,354,545	2.7	471	December 19, 2016
1.08	4,294,167	4.2	2,018	June 24, 2018
1.13	1,550,400	4.4	651	August 27, 2018

	8,374,112	3.8	3,236

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Share-based compensation expense

Stock-based compensation expense was $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was approximately $0.7 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.3 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.1 years and 1.3 years, respectively.

Cash received from stock options exercised during the three months ended March 31, 2014 was $0.8 million. There were no options exercised during the three months ended March 31, 2013.

Fair Value Calculations

The initial fair value of options granted during the three months ended March 31, 2014 was determined using the Black-Scholes option pricing model with the following assumptions:

2014

Expected option life (years)	3.49
Expected volatility	66%
Risk-free interest rate	1.4%
Forfeiture rate (options)	4.5%
Expected dividend rate	0%

There were no options granted during the three months ended March 31, 2013.

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

There were no RSUs granted in the three months ended March 31, 2014 or 2013.

18.	Sales

Sales are primarily derived from U3O8 being sold to domestic utilities under contracts or spot sales. In 2013, the Company also sold its 2013 and 2014 deliveries under two of its contracts to a third party broker.

Ur-Energy Inc.
Condensed Notes to Unaudited Interim Consolidated Financial Statements
March 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sales consists of:

	Three months ended March 31,
	2014		2013
	$		$
Company A	4,127	60.0%	-	0.0%
Company B	2,596	37.7%	-	0.0%
Disposal fee revenue	160	2.3%	-	0.0%
	6,883	100.0%	-	0.0%
Severance and ad valorem taxes	736		-
Net sales	6,147		-

19.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. They bear interest at annual rates ranging from 0.18% to 0.6% and mature at various dates up to February 5, 2015. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $8.9 million at risk at March 31, 2014 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2014.

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

As at March 31, 2014, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $3.8 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 7 years, and asset retirement obligations with estimated completion dates until 2033.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a $0.6 million impact for the year ending December 31, 2014. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The financial statements have been prepared in accordance with U.S. GAAP.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in the identification, acquisition, evaluation, exploration, development and operation of U3O8 mineral properties in Canada and the United States. We have constructed and begun operation of our first in situ recovery U3O8 mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE MKT under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc. (“Ur-Energy USA”), a company incorporated under the laws of the State of Colorado. Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC (“NFU Wyoming”), a limited liability company formed under the laws of the State of Wyoming which currently acts as our land holding and exploration entity; Lost Creek ISR, LLC (“Lost Creek ISR”), a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), a company incorporated under the laws of the State of Delaware, acquired in December 2013, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our other U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 3, 2014.

We utilize in situ recovery of the U3O8 at our flagship project Lost Creek Project and will do so at other projects where possible. The in situ recovery (“ISR”) technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. We have one producing U3O8 mine located in the State of Wyoming, Lost Creek, which utilizes ISR mining and commenced uranium extraction in 2013. We have one U3O8 processing facility or plant located in the state of Wyoming, Lost Creek. It processes U3O8, the extracted uranium from the Lost Creek project into drums for shipping to a third-party storage and conversion facility.

Our Lost Creek processing facility which includes all circuits for the production, drying and packaging of uranium for delivery into sales, can process one million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical capacity to process two million pounds of U3O8 annually, which provides additional capacity to process material from other sources. We expect that the Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project.

Currently, we have eight U3O8 sales agreements in place with various U.S. utilities for the sale of Lost Creek yellowcake at long-term contract pricing. The multi-year sales agreements represent a portion of our anticipated production from 2013 through 2019. During the quarter ended March 31, 2014, we added two sales agreements that provide for sales during 2014 and 2016. These agreements individually do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements. The balance of our Lost Creek production will be sold through spot sales and through additional multi-year agreements.

MINERAL RIGHTS AND PROPERTIES

The following is a summary of significant activities by project for the three months ended March 31, 2014:

Lost Creek Property

Ten of our U.S. properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently we control a total of more than 2,100 unpatented mining claims and four State of Wyoming mineral leases for a total of approximately 42,000 acres (16,997 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”).

The Lost Creek Project demonstrated quarter-over-quarter improvement in the average daily production rate as reflected by the captured, dried and sold product results. During the quarter, production head grades continued to exceed technical projections, averaging levels of 179 mg/l U3O8. The Results of Operations are detailed below. As previously reported, the production rate has been controlled at a substantially lower level than budgeted to effectively manage the plant feed rate while commissioning of the plant and water management systems continued. Lost Creek continues to produce and sell U3O8 while the process of commissioning continues and operational issues are being identified and addressed.

Project operational rates were subsequently adjusted downward to implement corrective actions related to waste water management concerns. Waste water generation rates had exceeded the available waste water disposal capacity of the facility, which resulted in the two holding ponds storing more water than allowed. Corrective measures were implemented and pond levels are now at acceptable levels. The corrective actions included a temporary but substantial reduction in production operational levels. We continued to capture uranium in the process plant while the corrective measures were implemented and are now in the process of resuming normal production levels. The Company is working to address any remaining water balance concerns. We anticipate that the production rates may continue to fluctuate as commissioning continues and initial operational issues are identified and addressed.

Work has continued on applications to amend existing permits and licenses at Lost Creek to include recovery from the KM horizon and LC East operations. We anticipate that requests for these amendments will be submitted to regulatory authorities during second quarter 2014.

Shirley Basin Project

A drill program at Shirley Basin commenced during the quarter, with 11 holes being drilled: six are stratigraphic test holes; four are being completed as monitor wells. Weather and ground conditions have delayed the program’s completion, which will resume when conditions improve. Historical data is currently being analyzed. We also anticipate commencing environmental baseline studies during second quarter, as we begin the process of permitting the project for mine operations.

Results of Operations

During the quarter, we recorded $2.9 million of gross profit on net sales of $6.1 million, which represents a gross margin of approximately 48%. We had an operating loss of $1.0 million after deducting total operating expenses of $3.9 million. After recording interest and other expenses, the final net loss for the quarter was $1.9 million.

Sales were based on selling 110,000 pounds at an average price of $61.12 per pound. Ad valorem and severance taxes cost $6.69 per pound during the quarter. The resulting net average realized price was $54.43. The spot sales market has continued to decline at a time when we are heading into our first spot sales deliveries. We expect to see lower average pricing as we head into Q2 and Q3. Our next contract deliveries at higher long-term contract pricing will take place in Q3 and Q4 when we have contracted to deliver 200,000 pounds.

Cost of sales were consistent with the previous quarter ($3.2 million in 2014 Q1 as compared to $3.1 million in 2013 Q4). With production levels increasing, our cost per pound sold has improved (down from $34.40 to $29.46). As production and sales levels continue to increase in future quarters, we would expect to see the cost per pound figures decrease further.

Operating costs, which includes exploration, evaluation, development and general and administrative expenses, were also consistent with prior periods although some costs became a part of cost of sales once the Lost Creek Project came on line. Development expenses were low for the quarter as we are not currently doing any development drilling at Lost Creek.

Interest expense has increased significantly as we are now paying interest on both the RMB Australia Holdings (RMB) and State of Wyoming loan facilities. Our first principal payments to RMB ($0.8 million) and Wyoming ($1.0 million) will be paid in June 2014 and December 2014, respectively.

The NRC and the State have approved the Lost Creek bond increase from $8.6 million to $13.3 million. We are working to place the bonds now and will likely pay the premium ($0.2 million) in April or May.

We received cash from the sales of uranium during the quarter. With the last payment received in early April, our cash position as at April 28, 2014 was approximately $6.7 million.

Three months ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table summarizes the results of operations for the three months ended March 31, 2014 and 2013 (in thousands of U.S. dollars):

	Three months ended March 31,
	2014	2013
	$	$
		(Restated - note 3)

Sales (net of direct taxes) (note 18)	6,147	-
Cost of sales	(3,240)	-
Gross profit	2,907	-
Exploration and evaluation	(1,018)	(594)
Development	(574)	(5,093)
General and administrative	(2,312)	(1,521)
Loss from operations	(997)	(7,208)
Interest income (expense) (net)	(674)	15
Warrant mark to market adjustment	(263)	-
Foreign exchange loss	(14)	-
Other loss	-	(2)
Net loss for the period	(1,948)	(7,195)

Loss per common share – Basic and diluted	(0.02)	(0.06)

U3O8 Sales and Production

During the three months ended March 31, 2014, 198,573 pounds of U3O8 were captured within the Lost Creek plant. 171,233 of those pounds were packaged in drums and 170,216 pounds of the drummed inventory were shipped to the conversion facility where 110,000 pounds were sold to utility customers.  Inventory, production and sales figures for the Lost Creek Project are as follows:

Results	Unit	2014 Q1	2013 Q4

Pounds captured within the plant	lb.	198,573	141,190
Cash cost per pound captured	$/lb.	$6.03	$4.84
Non-cash cost per pound captured	$/lb.	$6.80	$9.85
Wellfield cash cost [1]	$000	$1,197	$683
Wellfield non-cash cost [1]	$000	$1,350	$1,391

Pounds packaged in drums	lb.	171,233	131,216
Cash cost per pound drummed	$/lb.	$11.11	$16.73
Non-cash cost per pound drummed	$/lb.	$2.94	$1.19
Plant cash cost [2]	$000	$1,902	$2,196
Plant non-cash cost [2]	$000	$503	$156

Pounds shipped to conversion facility	lb.	170,216	94,827
Cost per pound shipped	$/lb.	$0.89	$0.34
Distribution cost [3]	$000	$152	$33

Pounds sold	lb.	110,000	90,000
Average spot price [4]	$/lb.	n/a	n/a
Average long-term contract price	$/lb.	$61.12	$62.92
Average price	$/lb.	$61.12	$62.92
Average realized price	$/lb.	$54.43	$55.34
Net sales [5]	$000	$5,987	$4,981

Cash cost per pound sold	$/lb.	$19.38	$21.98
Non-cash cost per pound sold	$/lb.	$10.08	$12.41
Total cost per pound sold	$/lb.	$29.46	$34.40
Cost of sales [6]	$000	$3,240	$3,096

Notes:

[1]	Wellfield costs include all wellfield operating costs plus amortization of the related mineral property acquisition costs and depreciation of the related asset retirement obligation costs. Wellfield construction and development costs, which include wellfield drilling, header houses, pipelines, power lines, roads, fences and disposal wells, are treated as development expense and are not included in wellfield operating costs.

[2]	Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.

[3]	Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale. There are no non-cash costs associated with distribution.

[4]	There were no spot sales in 2013 or the three months ended March 31, 2014.

[5]	Net sales revenues and the average realized price are net of county ad valorem and state severance taxes. 2013 does not include $2,635,000 recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average realized price per pound.

[6]	Cost of sales include all production costs (notes 1, 2 and 3) adjusted for changes in inventory values.

Cash cost per pound and non-cash cost per pound for produced and sold U3O8 presented in the table above are non-U.S. GAAP measures.  These measure do not have a standardized meaning or a consistent basis of calculation under U.S. GAAP.  These measures are used to assess business performance and may be used by certain investors to evaluate performance.  To facilitate a better understanding of these measures, the tables below present a reconciliation of these measures to the financial results as presented in our financial statements.

Average Price Realized Per Pound Reconciliation	Unit	2014 Q1	2013 Q4

Sales of U3O8	$000	$6,723	$5,663
Ad valorem and severance taxes	$000	$(736)	$(682)
Net U3O8 sales (a)	$000	$5,987	$4,981

Pounds sold (b)	lb.	110,000	90,000

Average price realized per pound (a ÷ b)	$/lb.	$54.43	$55.34

Sales per the statement of operations included in the filing as well as the form 10-K filed for the year ended December 31, 2013 includes revenue from sources other than the sales of U3O8. The sales footnotes in these financial statements separate the U3O8 sales from other revenues. Ad valorem and severance taxes are calculated on the average price per pound of U3O8 that we sell and therefore the amount of the tax will fluctuate depending on the price of U3O8 we receive.  Because of this relationship to the price of U3O8, the taxes are deducted from sales revenues when determining the average realized price per pound sold.  The 2014 Q1 average realized price per pound sold, after deducting the value-based ad valorem and severance taxes, was $54.43 (2013 Q4 - $55.34).

Cost Per Pound Sold Reconciliation	Unit	2014 Q1	2013 Q4

Wellfield costs	$000	$2,547	$2,509
Plant costs	$000	$2,404	$2,352
Distribution costs	$000	$152	$33
Inventory change	$000	$(1,863)	($2,053)
Cost of sales (a)	$000	$3,240	$3,096

Pounds sold (b)	lb.	110,000	90,000

Cost per pound sold (a ÷ b)	$/lb.	$29.46	$34.40

The above table reflects both the cash and non-cash costs identified above which are combined as cost of sales in the statement of operations included in this filing and the financial statements included with the form 10-K filed for the year ended December 31, 2013. Because of having a full quarter of costs in 2013 Q4, including the post-construction commissioning costs, and only a partial quarter of U3O8 sales, the average cost per pound sold was somewhat elevated. As expected, 2014 Q1 costs were relatively consistent with 2013 Q4 while sales levels increased over the previous quarter, resulting in a lower average cost per pound sold. We would expect to see this cost decrease further as production and sales levels reach targeted rates. The 2014 Q1 average cost per pound sold, including non-cash costs, was $29.46 (2013-Q4 - $34.40).

Cost of Sales

The cost of sales includes all costs of wellfield operations and maintenance, plant operations and maintenance and mine site overhead including depreciation on the related capital assets, capitalized reclamation costs and amortization of mineral property costs. Wellfield costs, plant costs and site costs are included in inventory and the resulting inventoried cost per pound is compared to the estimated sales prices based on the contracts or spot sales anticipated for the distribution of the product. Any costs in excess of the calculated market value are charged to expense. There were no lower of cost or market adjustments during the quarter.

The costs included in cost of sales were as projected, however, the costs of sales per pound remained higher than projected due to several factors. Our costs are primarily process based. Therefore, when production levels are lower, which is anticipated during commissioning, the cost per pound will be higher. In addition, all depreciation and amortization is being calculated using a straight line basis, so while production levels are low, the cost per pound will be high. As production levels increase, the costs per pound sold will decrease so long as production costs remain on target.

Operating Expenses

Total operating expenses for the three months ended March 31, 2014 were $3.9 million which includes exploration and evaluation expense, development expense and G&A expense. These expenses decreased by $3.3 million compared to the same period in 2013 due primarily to reductions in the wellfield development and disposal well costs incurred in 2013 in association with the construction of the mine property.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.4 million for the three months ended March 31, 2014 compared to 2013. Payroll costs increased by $0.4 million for 2014 compared to 2013 due to the payment of annual bonuses, personnel changes and the discontinuance of allocations of payroll costs to other departments. All costs associated with the Geology and Geological Information Systems departments as well as the costs incurred on specific projects as described above are reflected in this department.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $4.5 million in the three months ended March 31, 2014 compared to 2013. The most significant costs associated with this decline are the 2013 costs of constructing and developing the wellfield header houses, production wells, pipelines within the wellfield and to the plant and related facilities, roads, fencing, power lines, and disposal wells, which are not present in 2014. We will continue to incur similar costs as we drill and expand existing mine units, construct additional header houses and construct the infrastructure including piping and power for newly permitted mine units. These costs are considered development costs despite potential future benefits as we have no proven and probable mineral reserves as defined by Industry Guide 7 and are precluded from capitalizing these expenses under SEC guidance. Overall 2014 Q1 development costs were lower because in 2013 we had drilled and completed sufficient wells, header houses and disposal wells to initiate and continue production into 2014. In 2014, development activity has been reduced to a level that will allow us to maintain current production rates, however, we anticipate that additional drilling and wellfield construction and development will be initiated later this year.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses increased $0.8 million for the three months ended March 31, 2014, compared to 2013. This is primarily due to the payment of the annual short term incentive plan bonus in 2014 for 2013 and the accrual of retirement benefits not previously reflected.

Other Income and Expenses

Net interest expense in 2013 is reflective of obtaining financing during 2013 for the completion of the mine, purchase of Pathfinder and production start-up costs. Net interest income of $15 thousand was received in the first quarter of 2013 from invested funds at a time when we did not have any debt.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in US dollars and not Canadian dollars, which is the currency of the Company’s capital stock, these warrants are considered a derivative and are therefore treated as a liability. The mark to market loss of $263 thousand arises from the revaluation of those US dollar warrants to their Black-Scholes calculated value at March 31, 2014.

Loss per Common Share

Both basic and diluted loss per common share for the three months ended March 31, 2014 was $0.02 compared to $0.06 in 2013. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Liquidity and Capital Resources

As of March 31, 2014, we had cash resources, consisting of cash and cash equivalents of $4.7 million, an increase of $3.1 million from the December 31, 2013 balance of $1.6 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $1.2 million from operating activities during the three months ended March 31, 2014. During the same period, we used $0.4 million for investing activities and we generated $2.3 million from financing activities.

Prior to the commencement of U3O8 deliveries and corresponding sales, we financed our operations primarily through the issuance of equity securities and debt instruments. Initial deliveries and product sales commenced in December 2013 although the first collections under those sales did not occur until January 2014. The Company will continue to consider additional financing opportunities until it builds sufficient cash reserves to cover the variability of cash receipts that result from a limited number of large sales annually which is typical in this industry

On October 23, 2013, we closed a $34 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had previously obtained interim financing from RMB which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMB loan facility. As of December 31, 2013, the outstanding balance of the RMB loan facility was $5.0 million and the State Bond Loan was $34 million. In March 2014, we renegotiated the terms of the RMB loan facility which allowed us to draw an additional $1.5 million and extended the payment terms.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. The RMB loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 8.77% in total) plus eight equal quarterly principal payments commencing June 30, 2014. The RMB loan facility is secured by all of the assets of the Pathfinder Mines Corporation.

During the three months ended, the Company raised $0.8 million from the exercise of stock options by current and former employees.

Operating activities generated $1.2 million during the three months ended March 31, 2014 as compared to using $1.0 million of cash resources during the same period in 2013. The change is entirely due to collections from the initial uranium sales. During the quarter, we collected $7.2 million from uranium sales, including those from 2013. Of this, $1.9 million was used in building inventory but this was partially offset by a $1.1 million increase in trade payables compared with 2013.

During the first three months of 2014, the Company invested $0.4 million in equipment at the Lost Creek plant.

During the first three months of 2014, the Company generated $2.3 million from financing activities, primarily from the additional borrowing at RMB and exercise of stock options as described above.

Liquidity Outlook

During 2012 and 2013, we completed the construction and startup of the Lost Creek Project. Additional capital investments are therefore not anticipated in the coming years with the exception of the purchase of minor equipment to replace or enhance existing assets. Based upon our current capital balance and the expected timing of product sales, we believe we will be able to meet current obligations without additional funding. However, due to the timing of production and sales delivery commitments, additional cash may be required to cover short-term cash fluctuations and to fund our portion of the reclamation surety bond program for both Lost Creek and Pathfinder properties, which is anticipated to be approximately $4.2 million in 2014. Additional cash may be required for the construction and development of Pathfinder’s Shirley Basin project, but no budget or timetable has been established for that project pending the results from the additional drilling and related work currently being conducted.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than the RMBAH funding discussed in note 12 of the attached financial statements; however, we may issue additional debt or equity securities at any time.

Looking ahead

Project operational rates were intentionally lowered in 2014 Q1 to effectively manage the plant feed rate while we continued to commission the plant, water management and waste water systems. We continued to capture uranium in the processing plant while corrective measures were implemented and we are now in the process of resuming normal operational rates. During the quarter, production head grades continued to exceed technical projections, averaging levels of 179 mg/l U3O8.

As disclosed in our 2013 10-K, 2014 Q1 production was projected to be slightly lower than initially planned as the maintenance of existing systems was conducted to improve plant efficiencies. The primary maintenance was completed during the quarter and actual production, as expected, was slightly lower than initially planned. During the quarter, we captured 198,573 pounds of U3O8 within the Lost Creek plant. 171,233 of those pounds were packaged in drums and 170,216 pounds of the drummed inventory were shipped to the conversion facility, where 110,000 pounds were sold to utility customers under existing long-term contracts.

As also disclosed in our 2013 10-K, we expected the cost per pound sold to decrease between 5% and 15% as production and sales quantities increased. During 2014 Q1, our cost per pound sold decreased from $34.40 in 2013 Q4 to $ 29.46 in 2014 Q1, or approximately 14%. Because we are just now beginning to resume normal operational rates, we expect 2014 Q2 production to again be slightly less than initially planned. However, we anticipate selling approximately 200,000 pounds of U3O8 during the quarter, as compared to 110,000 pounds in 2014 Q1 and 90,000 pounds in 2013 Q4.

Utilizing the physical capacity of the plant to process up to two million pounds of U3O8 annually, we still expect to produce approximately 1.0 million pounds of U3O8 in 2014. Based on the eight long-term contracts we currently have in place, we expect to sell approximately one half of the 2014 production into those contracts at an average price of $52 per pound. The remainder of the sales will be at existing spot prices unless additional contract sales are put in place.

Our 2014 corporate objectives remain as follows.

2014 Corporate Objectives
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

Environment Regulations

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

Transactions with Related Parties

We did not participate in any material transactions with related parties during the period ended March 31, 2014.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

Critical Accounting Policies and Estimates

We have established the existence of mineralized materials at the Lost Creek project, but because of the unique nature of in situ recovery mines, we have not established, and have no plans to establish the existence of proven and probable reserves at this project. Accordingly, we have adopted an accounting policy with respect to the nature of items that qualify for capitalization for in situ U3O8 mining operations to align our policy to the accounting treatment that has been established as best practice for these types of mining operations.

The development of this wellfield includes production and monitor well drilling and completion, piping within the well field and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs expensed when incurred.

Restatement

The Company has regularly monitored practices followed by peer companies in the industry. As discussed above, the Company has not established, and has no plans to establish the existence of proven and probable reserves at this project. As a result of this, the Company changed its accounting policy at December 31, 2013, with respect to the nature of items that qualify for capitalization for in-situ uranium mining operations to align its policy to the accounting treatment that has been established as best practice for these types of mining operations.

The specific costs affected by this change are those associated with the development of the well field which, during 2013, was being constructed as a part of the Lost Creek project. The development of this well field includes production and monitor well drilling and completion, piping within the well field and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine. These costs are now expensed when incurred.

During the quarter ended March 31, 2013, a total of $4.1 million of such expenditures were originally capitalized as part of construction in progress within capital assets. Accordingly, the comparative financial statements have been restated to show the impact of this change in accounting policy and reflect this $4.1 million as development expense. This increased the loss per share from $0.03 per share to $0.06.

Mineral Properties

Acquisition costs of mineral properties are capitalized. When production is attained at a property, these costs will be amortized over a period of estimated benefit.

As of March 31, 2014, the average current spot and long term price of U3O8 was $34.00 and $46.00, respectively. This compares to prices of $34.50 and $50.00 as of December 31, 2013. Management did not identify any impairment indicators for any of the Company’s mineral properties during the three months ended March 31, 2014.

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

Accounting Developments

There are currently no new standards scheduled for adoption during 2014 that will have a material impact on our financial reporting.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to April 29, 2014. As of April 29, 2014, we had outstanding 128,741,108 common shares and 8,246,416 options to acquire common shares.

Item 3.  Quantitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have six U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $30.75 per pound as of April 28, 2014.

Item 4. Controls and Procedures

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

(c) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

Other than as set forth below, there have been no material changes for the three months ended March 31, 2014 from those risk factors set forth in our Annual Report on Form 10-K.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4.  MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

Item 5. Other Information

None

Item 6. Exhibits

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

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: April 30, 2014	By:	/s/ Wayne W. Heili
Wayne W. Heili
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2014	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Page 33