Form 10-Q
period 2014-06-30
UR-ENERGY INC
filed 2014-08-01
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	98-1175437
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☑

As of July 31, 2014, there were 128,771,376 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our timeline for completing commissioning and ramp up of production operations at our Lost Creek project; (ii) the technical and economic viability of Lost Creek; (iii) our ability to complete additional favorable U3O8 sales agreements; (iv) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties including LC East; (v) the potential of our exploration and development projects including Shirley Basin and other projects at the Lost Creek property including accuracy of resource estimates; (vi) the timing and outcome of environmental baseline studies and permitting at the Shirley Basin project; (vii) timing and outcome of the process to amend existing permits and licenses at Lost Creek for LC East and the KM horizon; (viii) the outcome of our 2014-2015 forecast and production projections including, our expectations regarding the need for additional funding; and (ix) the long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections.  These other factors include, among others, the following: future estimates for production, production start-up and operations (including any difficulties with startup), capital expenditures, operating costs, mineral resources, recovery rates, grades and prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits in the United States and Canada; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in pending and potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with status as a "controlled foreign corporation" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” and under the heading of “Risk Factors” in our Annual Report on Form 10-K, dated March 3, 2014.

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

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

PART I

Item 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents (note 5)	1,554	1,627
Accounts receivable (note 6)	7,243	5,802
Inventory (note 7)	2,201	2,053
Current deferred financing costs (note 13)	190	183
Prepaid expenses	753	767
	11,941	10,432
Restricted cash (note 8)	5,055	5,055
Mineral properties (note 9)	50,060	52,702
Capital assets (note 10)	34,090	35,250
Equity investment (note 11)	1,090	1,085
Deferred financing costs (note 13)	812	812
	91,107	94,904
	103,048	105,336
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 12)	3,330	2,928
Current portion of notes payable (note 13)	6,278	5,153
Reclamation obligations	85	85
	9,693	8,166
Notes payable (note 13)	33,410	34,000
Deferred income tax liability (note 14)	3,345	3,345
Deferred revenue (note 15)	1,254	2,508
Asset retirement obligations (note 16)	17,356	17,279
Other liabilities - warrants (note 17)	799	1,374
	56,164	58,506
	65,857	66,672
Commitments (note 20)
Shareholders' equity (note 18)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 128,771,376 at June 30, 2014 and 127,559,743 at December 31, 2013	167,393	165,974
Warrants	4,175	4,175
Contributed surplus	14,105	14,247
Accumulated other comprehensive income	3,300	3,298
Deficit	(151,782)	(149,030)
	37,191	38,664
	103,048	105,336

The accompanying notes are an integral part of these interim consolidated financial statements

Approved by the Board of Directors
/s/ Jeffrey T. Klenda, Chairman of the Board	/s/Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		Restated		Restated

Sales (note 19)	9,236	-	15,383	-

Cost of sales	(7,169)	-	(10,409)	-

Gross profit	2,067	-	4,974	-

Operating Expenses

Exploration and evaluation	(854)	(592)	(1,872)	(1,186)
Development	(711)	(6,489)	(1,285)	(11,582)
General and administrative	(1,335)	(1,359)	(3,647)	(2,880)
Write off of mineral property (note 9)	(93)	(262)	(93)	(262)

Loss from operations	(926)	(8,702)	(1,923)	(15,910)

Interest income (expense) (net)	(714)	16	(1,388)	31
Warrants mark to market adjustment	839	-	576	-
Loss on equity investment (note 11)	(3)	(971)	(3)	(971)
Foreign exchange loss	(1)	(2)	(15)	(2)
Other Income (loss)	1	(2)	1	(4)

Net loss for the period	(804)	(9,661)	(2,752)	(16,856)

Loss per common share
Basic and diluted	(0.01)	(0.08)	(0.02)	(0.14)

Weighted average number of common shares outstanding
Basic and diluted	128,741,134	122,083,092	128,422,858	121,685,294

COMPREHENSIVE LOSS
Net Loss	(804)	(9,661)	(2,752)	(16,856)
Translation adjustment as of date of adoption of US$ as functional currency	-	-	-	(6,161)
Translation adjustment on foreign operations	(33)	(130)	2	(158)

Comprehensive loss for the period	(837)	(9,791)	(2,750)	(23,175)

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity
	#
Balance, December 31, 2013	127,559,743	165,974	4,175	14,247	3,298	(149,030)	38,664

Exercise of stock options	1,045,786	1,338	-	(459)	-	-	879
Common shares issued for cash, net of issue costs - additional costs	-	(50)		-	-	-	(50)
Redemption of vested RSUs	165,847	131	-	(214)	-	-	(83)
Non-cash stock compensation	-	-	-	531	-	-	531
Net loss and comprehensive loss	-	-	-	-	2	(2,752)	(2,750)

Balance, June 30, 2014	128,771,376	167,393	4,175	14,105	3,300	(151,782)	37,191

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2014	2013
	$	Restated
Cash provided by (used in)
Operating activities
Net loss for the period	(2,752)	(16,856)
Items not affecting cash:
Stock based expense	531	625
Depreciation and amortization	3,838	55
Non-cash interest expense	77	-
Write-off of investments	-	969
Write-off of mineral properties	93	262
Warrants mark to market gain	(576)	-
Other loss	3	5
RSUs redeemed for cash	(66)	(39)
Proceeds from assignment of sales contract	(1,254)	5,143
Change in non-cash working capital items:
Accounts receivable	(1,441)	(25)
Inventory	(148)	-
Prepaid expenses	137	(66)
Accounts payable and accrued liabilities	548	(339)
	(1,010)	(10,266)

Investing activities
Mineral property costs	(58)	-
Sale of short-term investments	-	6,332
Increase in restricted cash	-	(3,001)
Funding of equity investment	(7)	(3)
Purchase of capital assets	(310)	(11,118)
	(375)	(7,790)

Financing activities
Share issue costs	(50)	-
Proceeds from exercise of stock options	879	-
Proceeds from debt financing	1,500	25,000
Cost of debt financing	(36)	(1,468)
Repayment of debt	(965)	(5,056)
	1,328	18,476

Effects of foreign exchange rate changes on cash	(16)	(152)
Net change in cash and cash equivalents	(73)	268
Beginning cash and cash equivalents	1,627	11,536
Ending cash and cash equivalents	1,554	11,804
Non-cash financing and investing activities:
Common shares issued for properties	-	1,000

The accompanying notes are an integral part of these interim consolidated financial statements

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage mining company as defined by U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7 headquartered in Littleton, Colorado. We are engaged in the identification, acquisition, exploration, evaluation, development and production of uranium mineral resources located primarily in Wyoming in the United States. As of August 2013, the Company commenced uranium production at its Lost Creek Project.

Due to the nature of the uranium mining methods we use on the Lost Creek Property, and the definition of “mineral reserves” under the SEC Industry Guide 7, the Company has not determined whether the Lost Creek properties contain mineral reserves. However, the Company’s December 30, 2013 NI 43-101 Technical Report on Lost Creek, “Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

2.	Liquidity Risk

The Company has financed its operations from its inception primarily through the issuance of equity securities and debt instruments. Construction and development of the Lost Creek Project commenced in October 2012 after receiving the Record of Decision from the United States Department of the Interior Bureau of Land Management (“BLM”).  Production began in August 2013 after receiving final operational clearance from the United States Nuclear Regulatory Commission (“NRC”). The Company made its first deliveries and related sales in December 2013.

On October 23, 2013, the Company closed a $34 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”)(see note 13). The repayment terms of the State Bond Loan call for interest only payments for the first year of the loan.

On December 19, 2013, the Company drew down $5 million from RMB Australia Holdings (“RMBAH”) on its First Loan Facility (see note 13). On the same date, the Company closed a private placement for gross proceeds of $5.1 million from the sale of 4.7 million units at $1.10 per unit. Together, the funds were used to purchase Pathfinder Mines Corporation on December 20, 2013.

On March 14, 2014, the Company drew down an additional $1.5 million on its First Loan Facility (see note 13).

Based upon the Company’s current working capital balances and the expected timing of product sales, it is possible that additional funding might be sought. Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

3.	Out of period adjustment

During the three months ended June 30, 2014, the Company recorded an out of period adjustment to change the treatment of severance and ad valorem taxes from a direct reduction of sales to a cost of extraction which is included in inventory and cost of sales calculations. The adjustment increased sales for the year and quarter by $0.7 million for taxes treated as a direct reduction of sales in prior periods and increased cost of goods sold by $0.5 million. The net effect of the change is an increase in inventory and a decrease of net loss of $0.2 million as of June 30, 2014 and for the three and six month periods then ended. We have concluded that these adjustments were not material to the 2013 or first quarter 2014 results of operations and balance sheets.

4.	Summary of Significant Accounting Policies

Basis of presentation

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“US GAAP”) and include all of the assets, liabilities and expenses of the Company and its wholly-owned subsidiaries Ur-Energy USA Inc.; NFU Wyoming, LLC; Lost Creek ISR, LLC; NFUR Bootheel, LLC; Hauber Project LLC; NFUR Hauber, LLC; and Pathfinder Mines Corporation. All inter-company balances and transactions have been eliminated upon consolidation. Ur-Energy Inc. and its wholly-owned subsidiaries are collectively referred to herein as the “Company.”

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

Presentation currency

As a result of losing its foreign private issuer status, the Company previously changed its presentational currency from the Canadian dollar to U.S. dollars. Comparative information has therefore been restated in U.S. dollars in these financial statements. The effects of doing so are not significant because the Canadian and U.S. dollars were close to par at June 30, 2013.

Exploration Stage

The Company has established the existence of mineral resources under CIM Definition Standards for certain uranium projects, including the Lost Creek property. The Company has not established proven or probable reserves, as defined by SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including Lost Creek property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek property or the Shirley Basin mine. As a result, and despite the fact that the Company commenced extraction of U3O8 at the Lost Creek property in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of uranium at the Lost Creek property without having established proven and probable reserves, any uranium established or extracted from the Lost Creek property should not be in any way associated with having established, or production from, proven or probable reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with United States standards.

Restatement

The Company has regularly monitored practices followed by peer companies in the industry. As discussed above, the Company has not established, and has no plans to establish the existence of proven and probable reserves at the Lost Creek Project. As a result of this, the Company changed its accounting policy at December 31, 2013 with respect to the nature of items that qualify for capitalization for in-situ uranium mining operations to align its policy to the accounting treatment that has been established as best practice for these types of mining operations.

The specific costs affected by this change are those associated with the development of the wellfield which, during 2013, was being constructed as a part of the Lost Creek project.  The development of this wellfield includes production and monitor well drilling and completion, piping within the wellfield and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs are now expensed when incurred.

During the three and six months ended June 30, 2013, a total of $5.8 million and $10.0 million, respectively, of such expenditures was originally capitalized as part of construction in progress within capital assets. Accordingly, the comparative financial statements have been restated to show the impact of this change in accounting policy and include these amounts in development expense. This increased the loss per share from $0.03 per share to $0.08 for the three months and from $0.06 to $0.14 for the six months ended June 30, 2013.

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. We are still considering whether or not this pronouncement will have an effect our financial statements.

5.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As of	As of
	June 30, 2014	December 31, 2013
	$	$

Cash on deposit at banks	413	296
Money market funds	1,141	1,331

	1,554	1,627

6.	Accounts Receivable

The Company’s accounts receivable consist of the following:

	As of	As of
	June 30, 2014	December 31, 2013
	$	$

Trade accounts receivable
Company A	7,197	-
Company B	-	1,768
Company C	-	3,895
Other Companies	9	66
Total trade receivables	7,206	5,729
Other receivables	37	73

Total accounts receivable	7,243	5,802

The names of the individual companies have not been disclosed for confidentiality reasons.

7.	Inventory

The Company’s inventory consists of the following:

	As of	As of
	June 30, 2014	December 31, 2013
	$	$

In-process inventory	1,302	765
Plant inventory	219	1,136
Conversion facility inventory	680	152

	2,201	2,053

As of June 30, 2014, there was no inventory on hand with costs in excess of net realizable value.

8.	Restricted Cash

The Company’s restricted cash consists of the following:

	As of	As of
	June 30, 2014	December 31, 2013
	$	$

Money market account (a)	4,955	4,955
Certificate of deposit (b)	100	100

	5,055	5,055

(a)	The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, the BLM and the NRC. The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $26.7 million of coverage towards specific reclamation obligations are collateralized by $5.0 million of the restricted cash at June 30, 2014.

(b)	A certificate of deposit ($0.1 million) provides security for the Company’s credit cards.

9.	Mineral Properties

The Company’s mineral properties consist of the following:

	USA			Canada	Total

	Lost Creek	Pathfinder	Other US	Canadian
	Property	Mines	Properties	Properties
	$	$	$	$	$

Balance, December 31, 2013	23,685	15,318	13,210	489	52,702
Acquisition costs	-	41	-	-	41
Reporting exchange rate adjustment	-	-	-	(1)	(1)
Property write-offs	-	-	-	(93)	(93)
Amortization	(2,589)	-	-	-	(2,589)

Balance, June 30, 2014	21,096	15,359	13,210	395	50,060

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013.  Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”).  Assets acquired in this transaction include the Shirley Basin Mine, portions of the Lucky Mc Mine, machinery and equipment, vehicles, office equipment and development databases.  Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations. The purchase price allocation attributed $5.7 million to asset retirement obligations, $3.3 million to deferred tax liabilities, $15.3 million to mineral properties and the balance to the remaining assets and liabilities.

Canadian properties

The claims at Screech Lake reached a point during 2014 where the Company needed to take the property to lease under the mining regulations and invest in additional exploration or release the claims. The Company elected not to pursue further exploration at Screech Lake. As a result, the claims were abandoned and the cost of the asset was written off.

10.	Capital Assets

The Company’s capital assets consist of the following:

	As of June 30, 2014			As of December 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,874	2,609	1,265	3,860	2,366	1,494
Buildings and enclosures	32,893	1,102	31,791	32,936	279	32,657
Machinery and equipment	968	382	586	903	343	560
Furniture, fixtures and leasehold improvements	118	73	45	121	64	57
Information technology	1,082	679	403	1,067	585	482

	38,935	4,845	34,090	38,887	3,637	35,250

11.	Equity Investment

Following its earn-in to the Bootheel Project in 2009, Jet Metals Corp (“Jet Metals”), formerly Crosshair Energy Corporation, was required to fund 75% of the Project’s expenditures and the Company the remaining 25%. The Project has been accounted for using the equity accounting method with the Company’s proportionate share of the Project’s loss included in the Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Balance Sheet. Under the terms of the operating agreement, the Company elected not to participate financially for the year ended March 31, 2012 which reduced the Company’s ownership percentage to approximately 19%. The equity accounting method has been continued because of the Company’s ability to directly influence the budget process and therefore the operations of the Project. The Company resumed participation financially as of the project year ended March 31, 2013.

12.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of	As of
	June 30, 2014	December 31, 2013
	$	$

Accounts payable	1,253	1,508
Severance and ad valorem tax payable	1,065	682
Payroll and other taxes	1,012	510
Accounts payable - Capital assets	-	228

	3,330	2,928

13.	Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is collateralized by all of the assets at the Lost Creek Project. As a condition of the financing, the RMBAH First and Second Loan Facilities together with certain construction equipment loans were paid off with the funding proceeds from the State Bond Loan.

On June 24, 2013, the Company entered into a $20.0 million First Loan Facility with RMBAH. The initial $20.0 million was drawn and repaid during 2013. An amendment to the First Loan Facility allowed for $5.0 million to be redrawn. This was done on December 19, 2013 for the acquisition of Pathfinder. On March 14, 2014, the existing loan facility was amended to change the interest rate, extend the loan maturity date to June 30, 2016, increase the current loan to $6.5 million and provide for an additional line of credit of $3.5 million pending the completion and results of the Technical Report (NI 43-101) on the newly acquired Shirley Basin property. The amended interest rate is approximately 8.75%. Principal payments of $0.81 million are due quarterly commencing on June 30, 2014.

Deferred loan fees includes legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of June 30, 2014 are considered current assets.

The following table lists the current and long term portion of each of the Company’s debt instruments:

	As of	As of
	June 30, 2014	December 31, 2013
	$	$
Current debt
Sweetwater County bond	3,028	-
RMBAH First Loan Facility	3,250	5,000
Insurance premium financing	-	153

	6,278	5,153

Long term debt
Sweetwater County bond	30,972	34,000
RMBAH First Loan Facility	2,438	-

	33,410	34,000

Schedule of payments on outstanding debt as of June 30, 2014:

		Six months
Debt	Total	2014	2015	2016	2017	2018	Subsequent	Maturity
Sweetwater County bond
Principal	34,000	-	4,066	4,305	4,558	4,826	16,245	October 1, 2021
Interest	8,264	978	1,810	1,568	1,311	1,039	1,558

RMBAH First Loan Facility
Principal	5,688	1,625	3,250	813	-	-	-	March 31, 2016
Interest	500	232	250	18	-	-	-

Total	48,452	2,835	9,376	6,704	5,869	5,865	17,803

14.	Income taxes

The deferred income tax liability relates to the acquisition of Pathfinder. When the Company acquired Pathfinder, it had no basis in its remaining assets. Accordingly, the Company has no tax basis in these assets. Under US GAAP, the Company has to record a liability for the estimated additional taxes that would arise on the disposition of those assets because of the lack of basis in those assets.

15.	Deferred Revenue

In March 2013, the Company assigned a portion of its contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The remainder of the Company’s contractual delivery obligations under the two contracts remain in place as well as certain other performance obligations including scheduled deliveries of product sourced from approved locations which are covenants associated with the contracts.  The Company reflects a portion of the payment as revenue when the related deliveries under the contracts are settled. As of December 31, 2013, the deliveries called for in 2013 had been made and the revenue thereon was recognized. As of June 30, 2014, one of the two remaining deliveries called for in 2014 had been made and the revenue thereon was recognized. The final required delivery has not been made as of June 30, 2014 and the revenue thereon remains deferred.

16.	Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek Project and Pathfinder mines and are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period discounted at a risk free rate. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At June 30, 2014, the total undiscounted amount of the future cash needs was estimated to be $17.7 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 8 is related to the surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

	Six months ended	Year ended
	June 30, 2014	December 31, 2013
	$	$

Beginning of year	17,279	957
Liabilities incurred	-	10,639
Assumed in Pathfinder Mining Corporation purchase	-	5,656
Accretion expense	77	27

End of period	17,356	17,279

17.	Other Liabilities

For the December 2013 private placement, the Company issued units consisting of one common share and one half warrant. Each full warrant is priced at US$1.35 which created a derivative financial instrument. The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described below. We are using “Level 3” value as there is no active market for the warrants or more accurate external method of measurement. Any income or loss is reflected in net income for the year. The revaluation as of June 30, 2014 resulted in a gain of $576 thousand for the six months ended June 30, 2014 which is reflected on the statement of operations.

18.	Shareholders’ Equity and Capital Stock

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

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Outstanding, December 31, 2013	9,273,659	1.19
Granted	100,000	1.53
Exercised	(1,045,786)	0.84
Forfeited	(174,779)	1.33

Outstanding, June 30, 2014	8,153,094	1.23

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the six months ended June 30, 2014 was $0.5 million.

As of June 30, 2014, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise	Number	remaining	Intrinsic	Number	remaining	Intrinsic
price	of	contractual	Value	of	contractual	Value
$	options	life (years)	$	options	life (years)	$	Expiry

0.84	508,376	0.2	138	508,376	0.2	138	September 2, 2014
0.76	462,064	0.7	160	462,064	0.7	160	March 5, 2015
2.69	1,277,741	1.6	-	1,277,741	1.6	-	January 28, 2016
1.47	545,000	2.0	-	545,000	2.0	-	July 7, 2016
1.10	677,223	2.2	19	677,223	2.2	19	September 9, 2016
1.09	200,000	2.3	7	200,000	2.3	7	October 24, 2016
0.85	983,167	2.5	258	983,167	2.5	258	January 12, 2017
1.30	200,000	2.6	-	200,000	2.6	-	February 1, 2017
1.11	100,000	2.7	2	100,000	2.7	2	March 1, 2017
0.71	1,371,994	3.4	540	1,371,994	3.4	540	December 7, 2017
0.72	620,971	3.8	239	471,527	3.8	181	April 25, 2018
1.16	100,000	4.1	-	54,000	4.1	-	August 1, 2018
1.12	1,006,558	4.5	9	326,608	4.5	3	December 27, 2018
1.57	100,000	4.8	-	10,000	4.8	-	March 31, 2019

1.19	8,153,094	2.6	1,372	7,187,700	2.4	1,308

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.21 as of the last trading day in the period ended June 30, 2014, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of June 30, 2014 was 5,930,353. The total number of in-the-money stock options exercisable as of June 30, 2014 was 5,100,959.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$

Unvested, December 31, 2013	691,610	0.90
Vested	(230,531)	0.93
Forfeited	(28,383)	0.93

Unvested, June 30, 2014	432,696	0.95

As of June 30, 2014, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	intrinsic
	unvested	life	value
Grant date	units	(years)	$
December 7, 2012	182,716	0.44	206
December 27, 2013	249,980	1.49	282

	432,696	1.05	488

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

There was no warrant activity during the period ended June 30, 2014.

As of June 30, 2014, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	intrinsic
price	Number	contractual	value
$	of warrants	life (years)	$	Expiry

0.92	50,000	1.2	10	September 4, 2015
1.12	100,000	1.3	1	November 1, 2015
0.93	25,000	1.7	5	March 5, 2016
1.35	2,354,545	2.5	-	December 19, 2016
1.12	4,294,167	4.0	40	June 24, 2018
1.17	1,550,400	4.2	-	August 27, 2018

	8,374,112	3.5	56

Share-based compensation expense

Share-based compensation expense was $0.5 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was approximately $0.5 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.3 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 0.9 years and 1.3 years, respectively.

Cash received from stock options exercised during the six months ended June 30, 2014 was $0.9 million. There were no options exercised during the six months ended June 30, 2013.

Fair Value Calculations

The initial fair value of options granted during the six months ended June 30, 2014 was determined using the Black-Scholes option pricing model with the following assumptions:

	2014	2013

Expected option life (years)	3.49	3.41
Expected volatility	66%	63%
Risk-free interest rate	1.4%	1.1%
Forfeiture rate (options)	4.5%	4.4%
Expected dividend rate	0%	0%

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

There were no RSUs granted in the six months ended June 30, 2014 or 2013.

19.	Sales

Sales have been primarily derived from U3O8 being sold to domestic utilities under contracts. In 2013, the Company also assigned its 2013 and 2014 deliveries under two of its contracts to a third party broker.

Sales consists of:

	2014
	$
Company A	7,197	46.8%
Company B	4,127	26.8%
Company C	2,596	16.9%
Disposal fees	209	1.4%
Recognition of gain from sale of deliveries under contract	1,254	8.1%

	15,383	100.0%

20.	Commitments

In June 2014, the Wyoming Department of Environmental Quality and the NRC approved modifications to several reclamation bonds to reflect current obligations and anticipated disturbances during the upcoming year. The total reclamation bonding requirements were therefore increased to $26.7 million. The Company increased its surety performance bonding to that amount. The Company will be increasing the cash securing the security bonds (see note 5) by $3.1 million prior to the end of the current year.

In June, the Company signed an agreement for drilling and completion of a third disposal well. The project will begin in July 2014 with completion later this year. It is anticipated that the total cost of the well will be approximately $3.2 million.

21.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. They bear interest at annual rates ranging from 0.18% to 0.6% and mature at various dates up to February 5, 2015. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $5.8 million at risk at June 30, 2014 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2014.

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

As at June 30, 2014, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $2.8 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 7 years, and asset retirement obligations with estimated completion dates until 2033.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a nominal effect for the six months ended June 30, 2014. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc, incorporated under the laws of the State of Colorado. Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which currently acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder, incorporated under the laws of the State of Delaware, acquired in December 2013, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our other U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 3, 2014.

We utilize in situ recovery of the U3O8 at our flagship project, Lost Creek, and will do so at other projects where possible. The in situ recovery (“ISR”) technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process U3O8, for shipping to a third-party storage and conversion facility.

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of uranium for delivery into sales, can process one million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the design capacity to process two million pounds of U3O8 annually, which provides additional capacity to process material from other sources. We expect that the Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project.

Currently, we have eight U3O8 sales agreements in place with various U.S. utilities for the sale of Lost Creek U3O8 at mid- and long-term contract pricing. The multi-year sales agreements represent a portion of our anticipated production from 2013 through 2019. Of these, we added two sales agreements during the six months ended June 30, 2014 that provide for sales during 2014 and 2016. These agreements individually do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements. The balance of our Lost Creek production will be sold through spot sales and through additional multi-year agreements.

MINERAL RIGHTS AND PROPERTIES

The following is a summary of significant activities by project for the three and six months ended June 30, 2014:

Lost Creek Property

Ten of our U.S. properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently we control a total of more than 2,100 unpatented mining claims and four State of Wyoming mineral leases for a total of approximately 42,000 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”).

During the quarter, production head grades continued to exceed technical projections, averaging levels of 152 mg/l U3O8. The Results of Operations are detailed below. More previously reported, the production rate has been controlled at lower levels than budgeted to effectively manage the plant feed rate while ongoing commissioning of the plant and water management systems continues.

During the second quarter of 2014, project operational rates were adjusted downward to implement corrective actions related to waste water management concerns. Waste water generation rates had exceeded the available waste water disposal capacity of the facility, which resulted in the two holding ponds storing more water than allowed. Corrective measures were implemented and pond levels returned to acceptable levels early in the period. The corrective actions included a temporary but substantial reduction in production operational levels. During the period, Lost Creek continued to produce at rates required to sell U3O8 into existing contract obligations.

The Company is working to address remaining water balance concerns, and has commenced the drilling of a third deep disposal well. We continue to anticipate that production rates may fluctuate as commissioning continues and all initial operational issues are identified and addressed.

Work has continued on applications to amend existing permits and licenses at Lost Creek to include recovery from the KM horizon and LC East operations. We anticipate that requests for these amendments will be submitted to regulatory authorities during third quarter 2014.

Shirley Basin Project

During the quarter, we completed a uranium resource analysis for our Shirley Basin Project. This analysis identified 8,816,000 pounds of Measured and Indicated resources, averaging 0.23% eU3O8 at an average depth to the top of resources of 312 feet below surface. The analysis is based upon 3,200 historic delineation drill holes (1.2 million feet of drilling) completed by Pathfinder prior to its 1992 termination of mining operations at the project. The results of our confirmation drilling program, completed in May 2014, are also included in the analysis.

Pathfinder’s historic drilling was focused on two resource areas to support future planned mining operations. These resource areas were the FAB Trend and Area 5. Because of the closed-spaced drilling in these resource areas (a 100-ft grid of drill holes), as shown in the table below, 83% of the resources are classified as Measured Resources.

Shirley Basin Project - Resource Summary July 2014

RESOURCE AREA	MEASURED			INDICATED
	AVG GRADE % eU3O8	SHORT TONS (X 1000)	POUNDS (X 1000)	AVG GRADE % eU3O8	SHORT TONS (X 1000)	POUNDS (X 1000)
FAB TREND	0.280	1,172	6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295
			MEASURED & INDICATED	0.230	1,915	8,816

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Based on grade cut-off of 0.02 percent eU3O8 and a grade x thickness cut-off of 0.25 GT.
3.	Measured and Indicated Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2014)).

4. All reported resources occur below the historic pre-mining static water table.

The mineral resource has been estimated utilizing the grade-thickness (GT) contour method. The GT contour method is well accepted within the uranium ISR industry and is suited to guide detailed mine planning and estimates of total resources for roll front type deposits such as the Shirley Basin Project. Uranium minerals to be reported as resources in the analysis must be below the static water level and have a minimum grade of 0.020% eU3O8 and a minimum GT of 0.25.

Resources are classified as Measured and Indicated Mineral Resources as defined in Section 1.2 of Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101) and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM Definition Standards). An independent NI 43-101 Technical Report will be filed shortly.

We have also completed our initial drill program at Shirley Basin. Following the initial confirmation drilling, 12 monitor wells and five pump test wells were completed. Multiple environmental baseline studies commenced during second quarter, as we begin the process of permitting the project for further development and mine operations.

Results of Operations

During the quarter, we recorded $2.1 million of gross profit on sales of $9.2 million, which represents a gross margin of approximately 22%. For the year to date, we have sales of $15.4 million resulting in a gross profit of $5.0 million or approximately 32%. We had an operating loss of $0.9 and $1.9 million after deducting total operating expenses of $3.0 million and $6.9 million for the three and six month periods ended June 30, 2014, respectively. After recording interest and other expenses, the final net loss for the three and six months was $0.8 and $2.8 million, respectively.

Sales for the year were based on selling 317,760 pounds at an average price of $43.81 per pound.

During the quarter, we recorded an out of period adjustment due to the reclassification of severance and ad valorem taxes as a cost of extraction instead of a direct cost of sale. As a result, the comparison of prior quarters to the current quarter in terms of costs per pound will reflect the higher cost in the quarter of including those taxes in our inventory and cost of sales calculations. We have not adjusted the balances reported for prior quarters, nor have we included the prior period adjustments in the calculations of per pound amounts for the current quarter.

Production costs for the current quarter were up $0.4 million from the previous quarter due to the out of period adjustment of $0.7 million. As a result of this and lower production levels, production costs per pound were higher this quarter versus the previous quarter due to lower production levels as described above. This is reflected in a slightly higher cost per pound sold (up from $29.46 in 2014 Q1 to $34.22 in 2014 Q2). As production and sales levels stabilize in future quarters, we would expect to see lower cost per pound figures.

Interest expense has increased significantly as we are now paying interest on both the RMBAH and State of Wyoming loan facilities. Our first principal payment to RMBAH ($0.8 million) was made in June, while the first principal payment to Wyoming ($1.0 million) will be paid in December 2014.

The NRC and the State have approved the Lost Creek bond increase from $8.6 million to $13.3 million. We have placed the bonds and will be increasing our restricted cash balances to meet our surety bonding requirements over the balance of the year.

In April 2014, we received cash from one sale of uranium made during the previous quarter. In July 2014, we received two cash payments from sales of uranium made in June. Our cash position at July 30, 2014 was approximately $6.1 million.

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

The following table summarizes the results of operations for the six months ended June 30, 2014 and 2013 (in thousands of U.S. dollars):

	Three months ended June 30,
	2014	2013
	$	$
		Restated

Revenue	9,236	Nil
Cost of revenues	7,169	Nil
Gross profit	2,067	Nil
Exploration and evaluation expense	(854)	(592)
Development expense	(711)	(6,489)
General and administrative expense	(1,335)	(1,359)
Write-off of mineral properties	(93)	(262)
Net loss from operations	(926)	(8,702)
Interest income (Expense) (net)	(714)	16
Warrant mark to market adjustment	839	Nil
Loss from equity investment	(3)	(971)
Foreign exchange loss	(1)	(2)
Other income (loss)	1	(2)
Net loss	(804)	(9,661)

Loss per share – basic and diluted	(0.01)	(0.08)

	Six months ended June 30,
	2014	2013
	$	$
		Restated

Revenue	15,383	Nil
Cost of revenues	10,409	Nil
Gross profit	4,974	Nil
Exploration and evaluation expense	(1,872)	(1,186)
Development expense	(1,285)	(11,582)
General and administrative expense	(3,647)	(2,880)
Write-off of mineral properties	(93)	(262)
Net loss from operations	(1,923)	(15,910)
Interest income (expense) (net)	(1,388)	31
Warrant mark to market adjustment	576	Nil
Loss from equity investment	(3)	(971)
Foreign exchange loss	(15)	(2)
Other income (loss)	1	(4)
Net loss	(2,752)	(16,856)

Loss per share – basic and diluted	(0.02)	(0.14)

U3O8 Sales and Production

During the six months ended June 30, 2014, 315,281 pounds of U3O8 were captured within the Lost Creek plant. 304,917 of those pounds were packaged in drums and 333,963 pounds of the drummed inventory were shipped to the conversion facility where 317,760 pounds were sold to utility customers for sales revenues of $13.9 million.  In addition, the Company recognized $1.3 million of sales from the delivery during the period by a third party of 100,000 pounds of uranium under a contractual delivery commitment assigned to that third party in 2013.

Inventory, production (after adjustment for severance and ad valorem taxes as previously discussed) and sales figures for the Lost Creek Project are as follows:

Results	Unit	2014 Q2[1]	2014 Q1	Year to date [2]

Pounds captured within the plant	lb.	116,708	198,573	315,281
Cash cost per pound captured	$/lb.	$9.63	$6.03	$7.36
Non-cash cost per pound captured	$/lb.	$11.56	$6.80	$8.56
Wellfield cash cost [3]	$000	$1,124	$1,197	$3,057
Wellfield non-cash cost [3]	$000	$1,350	$1,350	$2,699

Pounds packaged in drums	lb.	133,684	171,233	304,917
Cash cost per pound drummed	$/lb.	$12.15	$11.11	$11.57
Non-cash cost per pound drummed	$/lb.	$3.76	$2.94	$3.30
Plant cash cost [4]	$000	$1,625	$1,902	$3,527
Plant non-cash cost [4]	$000	$502	$503	$1,005

Pounds shipped to conversion facility	lb.	163,747	170,216	333,963
Cash cost per pound shipped	$/lb.	$0.71	$0.89	$0.81
Distribution cost [5]	$000	$117	$152	$269

Pounds sold	lb.	207,760	110,000	317,760
Average spot price [6]	$/lb.	n/a	n/a	n/a
Average long-term contract price	$/lb.	$34.64	$61.12	$43.81
Average price	$/lb.	$34.64	$61.12	$43.81
U3O8 Sales	$000	$7,197	$6,723	$13,920
Delivered by third party under assignment agreement	$000	$1,254	n/a	$1,254

Cash cost per pound sold	$/lb.	$22.05	$19.38	$21.09
Non-cash cost per pound sold	$/lb.	$8.91	$10.08	$11.66
Total cost per pound sold	$/lb.	$30.96	$29.46	$32.75
Cost of sales [7]	$000	$7,109	$3,240	$10,409

Notes:

[1]	The cash costs for the second quarter represent the actual costs for the quarter under the corrected treatment of severance and ad valorem taxes and do not reflect the out of period adjustments.

[2]	Year to date amounts have been adjusted to include effects of out of period adjustments.

[3]	Wellfield costs include all wellfield operating costs, severance and ad valorem taxes plus amortization of the related mineral property acquisition costs and depreciation of the related asset retirement obligation costs. Wellfield construction and development costs, which include wellfield drilling, header houses, pipelines, power lines, roads, fences and disposal wells, are treated as development expense and are not included in wellfield operating costs.

[4]	Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.

[5]	Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale. There are no non-cash costs associated with distribution.

[6]	There were no spot sales in the six months ended June 30, 2014.

[7]	Cost of sales include all production costs (notes 1, 2 and 3) adjusted for changes in inventory values.

Cash cost per pound and non-cash cost per pound for produced and sold U3O8 presented in the table above are non-US GAAP measures.  These measure do not have a standardized meaning or a consistent basis of calculation under US GAAP.  These measures are used to assess business performance and may be used by certain investors to evaluate the Company’s extraction and processing performance.  To facilitate a better understanding of these measures, the table below presents a reconciliation of these measures to the financial results as presented in our financial statements.

Sales per the statement of operations include revenue from sources other than the sale of U3O8. The sales footnotes in the financial statements separate the U3O8 sales from other revenues.

Average Price Realized Per Pound Reconciliation	Unit	2014 Q2	2014 Q1	Year to date

U3O8 Sales (a) [1]	$000	$7,197	$6,723	$13,920

Pounds sold (b)	lb.	207,760	110,000	317,760

Average price realized per pound (a ÷ b)	$/lb.	$34.64	$61.12	$43.81

Notes:

1 Gross sales amounts are used for all periods. Does not include $1.3 million recognized from the gain on assignment of deliveries under long-term contracts or the out of period adjustments because the additional revenue would distort the average realized price per pound.

Cost Per Pound Sold Reconciliation	Unit	2014 Q2	2014 Q1	Year to date

Wellfield costs	$000	$2,474	$2,547	$5,021
Plant costs	$000	$2,127	$2,404	$4,532
Distribution costs	$000	$117	$152	$269
Out of period adjustment	$000	$736	-	$736
Inventory change	$000	$1,715	$(1,863)	$(149)

Cost of sales (a)	$000	$7,169	$3,240	$10,409

Pounds sold (b)	lb.	207,760	110,000	317,760

Cost per pound sold (a ÷ b)	$/lb.	$34.51	$29.46	$32.75

The table above reflects both the cash and non-cash costs identified above which are combined as cost of sales in the statement of operations included in this filing. Overall, costs of sales per pound were higher in Q2 2014 due to the decrease in production necessitated by the remediation of the water disposal issue as well as the inclusion of the severance and ad valorem taxes incurred during the quarter. As many of our costs are fixed, a lower production level will result in a higher cost per pound. We would expect to see the cost per pound decrease as production sales levels stabilize.

Cost of Sales

The cost of sales includes all costs of wellfield operations and maintenance, severance and ad valorem taxes, plant operations and maintenance and mine site overhead including depreciation on the related capital assets, capitalized reclamation costs and amortization of mineral property costs. Wellfield costs, plant costs and site costs are included in inventory and the resulting inventoried cost per pound is compared to the estimated sales prices based on the contracts or spot sales anticipated for the distribution of the product. Any costs in excess of the calculated market value are charged to expense.

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

Operating Expenses

Total operating expenses for the three and six months ended June 30, 2014 were $3.0 and $6.9 million, respectively. Operating expenses includes exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses decreased by $5.7 and $9.0 million compared to the same periods in 2013 due primarily to reductions in the wellfield development and disposal well costs incurred in 2013 in association with the construction of the mine property.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.3 and $0.7 million for the three and six months ended June 30, 2014 compared to 2013, respectively. Increases in payroll costs due to the payment of annual bonuses, personnel changes and the discontinuance of allocations of payroll costs to other departments make up the increase. All costs associated with the Geology and Geological Information Systems departments as well as the costs incurred on specific projects as described above are reflected in this department.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $5.8 and $10.3 million in the three and six months ended June 30, 2014, respectively, compared to 2013. The most significant costs associated with this decline are the 2013 costs of constructing and developing the wellfield header houses, production wells, pipelines within the wellfield and to the plant and related facilities, roads, fencing, power lines, and disposal wells, which are not present in 2014. We will continue to incur similar costs as we drill and expand existing mine units, construct additional header houses and construct the infrastructure including piping and power for newly permitted mine units. These costs are considered development costs despite potential future benefits as we have no proven and probable mineral reserves as defined by Industry Guide 7 and are therefore precluded from capitalizing these expenses under SEC guidance. Other than the construction related costs, bonding expense increased by $0.2 million and claim costs increased by $0.1 million for the three and six months ended June 30, 2014. The Company is conducting limited drilling at the Shirley Basin project for baseline measurements and confirmation of historical data. Header house construction has also continued as needed, but there has been no new production drilling at Lost Creek for the year as sufficient wells were finished last year that no additional wells have been needed. These two items represent a significant portion of the decrease in expenses associated with the construction of the wellfields. A limited development drilling program at Lost Creek will be conducted in 2014 Q3. In addition, a third disposal well at Lost Creek will be drilled and completed during 2014 Q3 and Q4. Therefore, development expense will be significantly higher during the second half of 2014 as compared to the first half.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses showed no change for the three months ended June 30, 2014 but increased $0.8 million for the six months ended June 30, 2014, compared to the respective periods in 2013. This is primarily due to the payment of the annual short term incentive plan bonus in 2014 for 2013 and the accrual of certain obligations of future severance (termination) benefits not previously reflected.

Other Income and Expenses

Net interest expense in 2014 is reflective of obtaining financing during 2013 for the completion of the mine, purchase of Pathfinder and production start-up costs.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the currency of the Company’s capital stock, these warrants are considered a derivative and are therefore treated as a liability. The mark to market gain of $0.6 million for the six months arises from the revaluation of those U.S. dollar warrants to their Black-Scholes calculated value at June 30, 2014.

Loss per Common Share

Both basic and diluted loss per common share for the three and six months ended June 30, 2014 was $0.01 and $0.02, respectively, compared to $0.08 and $0.14, respectively, in 2013. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Liquidity and Capital Resources

As of June 30, 2014, we had cash resources, consisting of cash and cash equivalents of $1.6 million approximately the same as the December 31, 2013 balance of $1.6 million with a decrease of less than $0.1 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $1.0 million for operating activities during the six months ended June 30, 2014. During the same period, we used $0.4 million for investing activities and we generated $1.3 million from financing activities.

Prior to the commencement of U3O8 deliveries and corresponding sales, we financed our operations primarily through the issuance of equity securities and debt instruments. Initial deliveries and product sales commenced in December 2013 although the first collections under those sales did not occur until January 2014. The Company will continue to consider additional financing opportunities until it builds sufficient cash reserves to cover the variability of cash receipts that result from a limited number of large sales annually which is typical in this industry.

On October 23, 2013, we closed a $34 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had previously obtained interim financing from RMBAH which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMBAH loan facility. As of December 31, 2013, the outstanding balance of the RMBAH loan facility was $5.0 million and the State Bond Loan was $34 million. In March 2014, we renegotiated the terms of the RMBAH loan facility which allowed us to draw an additional $1.5 million and to extend the payment terms.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. The RMBAH loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 8.77% in total) plus eight equal quarterly principal payments commencing June 30, 2014. The RMBAH loan facility is secured by all of the assets of Pathfinder.

During the six months ended, the Company realized $0.9 million from the exercise of stock options by current and former employees.

Operating activities used $1.0 million during the six months ended June 30, 2014 as compared to using $10.3 million of cash resources during the same period in 2013. Accounts receivable increased by $1.4 million at June 30 compared to December 31 due to two sales occurring in June. These will be collected in July under the terms of the sales contracts. Inventory increased by $0.1 million despite the second sale for the quarter occurring at the end of June and decreasing the physical inventory of processed U3O8. The increase was due to the inclusion of serverance and ad valorem taxes in the inventory calculations at June 30, 2014. While our payables were higher by $0.5 million at June 30, this is primarily made up of $0.3 million in claim payments due by the end of July which were paid shortly after receiving the payment for the first June sale.

During the first six months of 2014, the Company invested $0.3 million in equipment at the Lost Creek plant.

During the first six months of 2014, the Company generated $1.3 million from financing activities, primarily from the additional borrowing from RMBAH and exercise of stock options as described above. The Company also repaid approximately $0.8 million to RMBAH under the payment terms of the facility.

Liquidity Outlook

During 2012 and 2013, we completed the construction and startup of the Lost Creek Project. Additional capital investments are therefore not anticipated in the coming years with the exception of the purchase of minor equipment to replace or enhance existing assets. Based upon our current capital balance and the expected timing of product sales, we believe we will be able to meet current obligations without additional funding. However, due to the timing of production and sales delivery commitments, additional cash may be required to cover short-term cash fluctuations and to fund our portion of the reclamation surety bond program for both Lost Creek and Pathfinder properties, which is anticipated to be approximately $3.0 million in 2014. The Company has also committed to the construction of a third disposal well at a cost of approximately $3.2 million which should be completed before the end of 2014. Additional cash may be required for the construction and development of Pathfinder’s Shirley Basin project, but no budget or timetable has been established for that project pending the results from the additional drilling and related work currently being conducted.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than the RMBAH funding discussed in note 13 of the preceding financial statements; however, we may issue additional debt or equity securities at any time.

Looking ahead

Project operational rates were intentionally lowered in 2014 to effectively manage the plant feed rate while we continued to commission the plant, water management and waste water systems. We continued to capture uranium in the processing plant while corrective measures were implemented and we are now in the process of returning to projected normal operational rates. Through the six months, production head grades continued to exceed technical projections, averaging levels of 165 mg/l U3O8.

As disclosed in our 2013 10-K, 2014 Q1 production was projected to be slightly lower than initially planned as the maintenance of existing systems was conducted to improve plant efficiencies. The primary maintenance was completed during the first quarter and actual production, as expected, was slightly lower than initially planned. During the second quarter, we addressed water management issues which resulted in minimal production in April and early May. By the end of June, production was reaching the levels previously achieved.

As also disclosed in our 2013 10-K, we expected the cost per pound sold to decrease between 5% and 15% as production and sales quantities increased. During the six months ended June 30, 2014, our cost per pound sold after adjustment for the severance and ad valorem taxes decreased from $38.11 in 2013 Q4 to $ 33.85 in 2014, or approximately nine percent (9%). We expect 2014 Q3 production to be the largest for any quarter since production began. We anticipate producing approximately 150,000 to 200,000 pounds of U3O8 during the quarter, as compared to an average of 136,000 pounds per quarter in previous quarters.

Production rates at Lost Creek were deliberately controlled at levels that allowed us to fulfill our contractual sales requirements through June 30, 2014 without participating in a weak uranium spot market. As a result, we now expect to produce approximately 0.7 million pounds of U3O8 in 2014 which will allow the Company to meet its contractual commitments in the second half of 2014 and participate in the uranium spot market minimally, if necessary. As announced on May 22, 2014, we expect to sell approximately 518,000 pounds U3O8 at an average realizable sales price of $51.10 per pound in 2014 and approximately 630,000 pounds U3O8 at an average realizable price of $50.10 per pound in 2015. Any additional sales will be late in the year at existing spot prices unless new contract sales are put in place. The spot sales market has remained weak with current spot prices below $30 per pound.

Our next two contract sales will be at significantly higher prices than the contract we delivered under this quarter.

Operating costs, which includes exploration, evaluation, development and general and administrative expenses, were also generally lower than prior periods although the development costs increased due to drilling at the Shirley Basin site. Development expense will increase significantly in 2014 Q3 as we drill and complete a third disposal well at the Lost Creek Project.

Transactions with Related Parties

We did not participate in any material transactions with related parties during the period ended June 30, 2014.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

Critical Accounting Policies and Estimates

We have established the existence of mineral resources at the Lost Creek Project, but because of the unique nature of in situ recovery mines, we have not established, and have no plans to establish the existence of proven and probable reserves at this project. Accordingly, we have adopted an accounting policy with respect to the nature of items that qualify for capitalization for in situ U3O8 mining operations to align our policy to the accounting treatment that has been established as best practice for these types of mining operations.

The development of the wellfield includes production and monitor well drilling and completion, piping within the wellfield and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs are expensed when incurred.

Out of period adjustment

During the three months ended June 30, 2014, the Company recorded an out of period adjustment to change the treatment of severance and ad valorem taxes from a direct reduction of sales to a cost of extraction which is included in inventory and cost of sales calculations. The adjustment increased sales for the year and quarter by $0.7 million for taxes treated as a direct reduction of sales in prior periods and increased cost of goods sold by $0.5 million. The net effect of the change is an increase in inventory and a decrease of net loss of $0.2 million as of June 30, 2014 and for the three and six month periods then ended. We have concluded that these adjustments were not material to the 2013 or first quarter 2014 results of operations and balance sheets.

Restatement

The Company has regularly monitored practices followed by peer companies in the industry. As discussed above, the Company has not established, and has no plans to establish the existence of proven and probable reserves at the Lost Creek Project. As a result of this, the Company changed its accounting policy at December 31, 2013 with respect to the nature of items that qualify for capitalization for in-situ uranium mining operations to align its policy to the accounting treatment that has been established as best practice.

The specific costs affected by this change are those associated with the development of the wellfield which, during 2013, was being constructed as a part of the Lost Creek project.  The development of this wellfield includes production and monitor well drilling and completion, piping within the wellfield and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs are now expensed when incurred.

During the three and six months ended June 30, 2013, a total of $5.8 million and $10.0 million, respectively, of such expenditures was originally capitalized as part of construction in progress within capital assets. Accordingly, the comparative financial statements have been restated to show the impact of this change in accounting policy and include these amounts in development expense. This increased the loss per share from $0.03 per share to $0.08 for the three months and from $0.06 to $0.14 for the six months ended June 30, 2013.

Mineral Properties

Acquisition costs of mineral properties are capitalized. When production is attained at a property, these costs will be amortized over a period of estimated benefit.

As of June 30, 2014, the average current spot and long term price of U3O8 was $28.25 and $44.50, respectively. This compares to prices of $34.50 and $50.00 as of December 31, 2013. Management did not identify any impairment indicators for any of the Company’s mineral properties during the six months ended June 30, 2014.

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

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. We are still considering whether or not this pronouncement will have an effect our financial statements.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to July 31, 2014. As of July 31, 2014, we had outstanding 128,771,376 common shares and 8,129,498 options to acquire common shares.

Item 3.  Quantitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates. As the U.S. dollar is now the functional currency of U.S. operations, the currency risk has been significantly reduced.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have six U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $28.75 per pound as of July 30, 2014.

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

(c) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  LEGAL PROCEEDINGS

An administrative review conducted by the State Director of the BLM of the BLM’s Record of Decision (“ROD) on the Lost Creek project was concluded in May 2014, with a decision affirming the ROD. In a separate action, the U.S. District Court for the District of Wyoming had previously affirmed the ROD on similar grounds. The time for appeal on the State Director’s decision has now also expired with no further action being taken by the party which challenged the BLM ROD.

Item 1A. RISK FACTORS

There have been no material changes for the six months ended June 30, 2014 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR-ENERGY INC.

Date: August 1, 2014	By:	/s/ Wayne W. Heili
Wayne W. Heili
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2014	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Page 34