Form 10-Q
period 2014-09-30
UR-ENERGY INC
filed 2014-11-03
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☑No ☐

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

Yes ☐No ☑

As of October 30, 2014, there were 129,284,166 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) timeline for completing ramp up of production and reaching steady state operations at our Lost Creek Project; (ii) the technical and economic viability of Lost Creek; (iii) our ability to complete additional favorable U3O8 sales agreements; (iv) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties including LC East; (v) the potential of our exploration and development projects including Shirley Basin and other projects at the Lost Creek Property; (vi) the timing and outcome of environmental baseline studies and permitting at the Shirley Basin Project; (vii) timing and outcome of the process to amend existing permits and licenses at Lost Creek for LC East and the KM horizon; (viii) the outcome of our 2014 forecast, as adjusted, and production projections including our expectations regarding the need for additional funding; and (ix) the long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections.  These other factors include, among others, the following: future estimates for production, production start-up and operations (including any difficulties with startup), capital expenditures, operating costs, mineral resources, recovery rates, grades and prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits in the United States and Canada; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in pending and potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with status as a "controlled foreign corporation" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” and under the heading of “Risk Factors” in our Annual Report on Form 10-K, dated March 3, 2014.

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

NI 43-101 Review of Technical Information: John Cooper, Ur-Energy Project Geologist, P.Geo. and SME Registered Member, and Qualified Person as defined by National Instrument 43-101 reviewed and approved the technical information contained in this Quarterly Report on Form 10-Q.

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

PART I

Item 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents (note 4)	3,372	1,627
Accounts receivable (note 5)	6,089	5,802
Inventory (note 6)	3,301	2,053
Current deferred financing costs (note 12)	190	183
Prepaid expenses	768	767
	13,720	10,432

Restricted cash (note 7)	6,055	5,055
Mineral properties (note 8)	53,917	52,702
Capital assets (note 9)	33,510	35,250
Equity investment (note 10)	1,090	1,085
Deferred financing costs (note 12)	764	812
	95,336	94,904
	109,056	105,336
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 11)	5,064	2,928
Current portion of notes payable (note 12)	7,316	5,153
Reclamation obligations	85	85
	12,465	8,166
Notes payable (note 12)	35,059	34,000
Deferred income tax liability (note 13)	3,345	3,345
Deferred revenue (note 14)	-	2,508
Asset retirement obligations (note 15)	23,308	17,279
Other liabilities - warrants (note 16)	557	1,374
	62,269	58,506
	74,734	66,672
Commitments (note 19)
Shareholders' equity (note 17)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 129,284,166 at September 30, 2014 and 127,559,743 at December 31, 2013	168,038	165,974
Warrants	4,175	4,175
Contributed surplus	14,070	14,247
Accumulated other comprehensive income	3,321	3,298
Deficit	(155,282)	(149,030)
	34,322	38,664
	109,056	105,336

The accompanying notes are an integral part of these interim consolidated financial statements

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
		Restated - Note 3		Restated - Note 3
Sales (note 18)	7,329	-	22,712	-

Cost of sales	(3,752)	-	(14,161)	-

Gross profit	3,577	-	8,551	-

Operating Expenses

Exploration and evaluation	(830)	(603)	(2,702)	(1,789)
Development	(3,738)	(5,484)	(5,023)	(17,066)
General and administrative	(1,469)	(1,236)	(5,116)	(4,116)
Write-off of mineral properties (note 8)	(329)	-	(422)	(262)

Loss from operations	(2,789)	(7,323)	(4,712)	(23,233)

Interest income (expense) (net)	(921)	(2)	(2,309)	29
Warrant mark to market adjustment (note 16)	210	-	786	-
Loss on equity investment (note 10)	(2)	(6)	(5)	(977)
Foreign exchange gain ( loss)	3	(4)	(12)	(6)
Other loss	(1)	(1)	-	(5)

Net loss for the period	(3,500)	(7,336)	(6,252)	(24,192)

Loss per common share
Basic and diluted	(0.03)	(0.06)	(0.05)	(0.20)

Weighted average number of common shares outstanding
Basic and diluted	128,961,509	122,454,943	128,604,382	121,944,663

COMPREHENSIVE LOSS
Net Loss	(3,500)	(7,336)	(6,252)	(24,192)
Translation adjustment as of date of adoption of US$ as functional currency	-	-	-	(6,161)
Translation adjustment on foreign operations	21	17	23	(141)

Comprehensive loss for the period	(3,479)	(7,319)	(6,229)	(30,494)

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2013	127,559,743	165,974	4,175	14,247	3,298	(149,030)	38,664

Exercise of stock options	1,558,576	1,983	-	(683)	-	-	1,300
Common shares issued for cash, net
of issue costs - additional costs	-	(50)		-	-	-	(50)
Redemption of vested RSUs	165,847	131	-	(214)	-	-	(83)
Non-cash stock compensation	-	-	-	720	-	-	720
Net loss and comprehensive income	-	-	-	-	23	(6,252)	(6,229)

Balance, September 30, 2014	129,284,166	168,038	4,175	14,070	3,321	(155,282)	34,322

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2014	2013
		Restated - note 3
Cash provided by (used in)
Operating activities
Net loss for the period	(6,252)	(24,192)
Items not affecting cash:
Stock based expense	720	914
Depreciation and amortization	5,953	555
Non-cash interest expense	330	57
Provision for reclamation	-	9
Write off of investments	-	969
Write-off of mineral properties	422	262
Warrants mark to market gain	(786)	-
Other loss	4	11
Gain from fulfillment of assigned sales contract	(2,508)	-
RSUs redeemed for cash	(66)	(39)
Proceeds from assignment of sales contract	-	5,143
Change in non-cash working capital items:
Accounts receivable	(288)	(63)
Inventory	(1,248)	(905)
Prepaid expenses	303	(421)
Accounts payable and accrued liabilities	2,158	2,990
	(1,258)	(14,710)

Investing activities
Mineral property costs	(59)	(20)
Sale of short-term investments	-	6,291
Increase in restricted cash	(1,000)	(3,001)
Funding of equity investment	(7)	(9)
Purchase of capital assets	(343)	(22,964)
	(1,409)	(19,703)

Financing activities
Share issue costs	(50)	-
Proceeds from exercise of stock options	1,298	83
Proceeds from debt financing	5,000	36,254
Cost of debt financing	(36)	(2,150)
Repayment of debt	(1,778)	(5,135)
	4,434	29,052

Effects of foreign exchange rate changes on cash	(22)	(169)
Net change in cash and cash equivalents	1,745	(5,530)
Beginning cash and cash equivalents	1,627	11,536
Ending cash and cash equivalents	3,372	6,006
Non-cash financing and investing activities:
Common shares issued for properties	-	1,000

The accompanying notes are an integral part of these interim consolidated financial statements

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

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

2.Liquidity Risk

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

On October 23, 2013, the Company closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”)(see note 12). The repayment terms of the State Bond Loan call for interest only payments for the first year of the loan.  Commencing January 1, 2015, the loan calls for quarterly principal and interest payments of $1,483,601.

On March 14, 2014, the Company drew down an additional $1.5 million on its RMB Australia Holdings (RMBAH) First Loan Facility (see note 12).  On September 19, 2014, the Company drew down an additional $3.5 million on the First Loan Facility (see note 12).

In addition to normal operating expenses, the Company has commitments to fund additional surety performance bonds in the amount of $2.1 million (note 19) prior to year end.  It also anticipates spending an additional $1.2 million to complete a disposal well which was begun during the current quarter (note 19).

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Based upon the Company’s current working capital balances and the expected timing of product sales, it is possible that additional funding might be sought. Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

3.Summary of Significant Accounting Policies

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

Presentation currency

As a result of losing its foreign private issuer status, the Company previously changed its presentational currency from the Canadian dollar to U.S. dollars. Comparative information has therefore been restated in U.S. dollars in these financial statements. The effects of doing so are not significant because the Canadian and U.S. dollars were close to par at September 30, 2013.

Exploration Stage

The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Project. The Company has not established proven or probable reserves, as defined by SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including Lost Creek Project. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek Project or the Shirley Basin Project. As a result, and despite the fact that the Company commenced extraction of U3O8 at the Lost Creek Project in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of uranium at the Lost Creek Project without having established proven and probable reserves, any uranium resources established or extracted from the Lost Creek Project

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

should not be in any way associated with having established, or production from, proven or probable reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with United States standards.

Restatement

The Company has regularly monitored practices followed by peer companies in the industry. As discussed above, the Company has not established, and has no plans to establish the existence of proven and probable reserves at the Lost Creek Project. As a result of this, the Company changed its accounting policy at December 31, 2013 with respect to the nature of items that qualify for capitalization for ISR uranium mining operations to align its policy to the accounting treatment that has been established as best practice for these types of mining operations.

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

During the three and  nine months ended September 30, 2013, a total of $4.2 million and $14.2 million, respectively, of such expenditures was originally capitalized as part of construction in progress within capital assets.  Accordingly, the comparative financial statements have been restated to show the impact of this change in accounting policy and include these amounts in development expense.  This increased the loss per share from $0.03 per share to $0.06 for the three months and from $0.08 to $0.20 for the nine months ended September 30, 2013.

Previous period adjustment

During the previous quarter, we recorded an out of period adjustment due to the reclassification of severance and ad valorem taxes as a cost of extraction instead of a direct cost of sale.

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

4Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As of September 30,	As of December 31,
	2014	2013
	$	$
Cash on deposit at banks	103	296
Money market funds	3,269	1,331

	3,372	1,627

5.Accounts Receivable

The Company’s accounts receivable consist of the following:

	As of September 30,	As of December 31,
	2014	2013
	$	$
Trade accounts receivable
Company A	5,996	1,768
Company B	-	3,895
Other Companies	80	66
Total trade receivables	6,076	5,729
Other receivables	13	73

Total accounts receivable	6,089	5,802

The names of the individual companies have not been disclosed for confidentiality reasons.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Inventory

The Company’s inventory consists of the following:

	As of September 30,	As of December 31,
	2014	2013
	$	$
In-process inventory	1,394	765
Plant inventory	180	1,136
Conversion facility inventory	1,727	152

	3,301	2,053

As of September 30, 2014, there was no inventory on hand with costs in excess of net realizable value.

7.Restricted Cash

The Company’s restricted cash consists of the following:

	As of September 30,	As of December 31,
	2014	2013
	$	$

Money market account (a)	5,955	4,955
Certificates of deposit (b)	100	100

	6,055	5,055

(a) The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the BLM and the NRC.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $26.7 million of coverage towards specific reclamation obligations are collateralized by $6.0 million of the restricted cash at September 30, 2014.

(b) A certificate of deposit ($0.1 million) provides security for the Company’s credit cards.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.  Mineral Properties

The Company’s mineral properties consist of the following:

	USA			Canada	Total

	Lost Creek	Pathfinder	Other US	Canadian
	Property	Mines	Properties	Properties
	$	$	$	$	$

Balance, December 31, 2013	23,685	15,318	13,210	489	52,702

Acquisition costs	-	42	-	-	42
Increase in reclamation costs		5,697			5,697
Reporting exchange rate adjustment (b)	-	-	-	(5)	(5)
Property write-offs	-	-	-	(422)	(422)
Amortization	(3,859)	(238)	-	-	(4,097)

Balance, September 30, 2014	19,826	20,819	13,210	62	53,917

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013.  Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”).  Assets acquired in this transaction include the Shirley Basin Mine, portions of the Lucky Mc Mine, machinery and equipment, vehicles, office equipment and development databases.  Pathfinder was acquired for aggregate consideration of

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

$6.6 million, a 5% production royalty under certain circumstances and the assumption of certain asset reclamation obligations which were estimated by AREVA at $5.7 million.  Additional royalties exist on certain of the mineral properties at Shirley Basin as described in the August 2014 NI 43-101 Technical Report.  After subsequent review, the reclamation obligations are currently estimated to be $12.7 million. The original purchase price allocation attributed $5.7 million to asset retirement obligations, $3.3 million to deferred tax liabilities, $15.3 million to mineral properties and the balance to the remaining assets and liabilities.

Canadian properties

The claims at Screech Lake and Bugs reached the point during 2014 where the Company needed to take one or both of the properties to lease under the mining regulations and invest in additional exploration or release the claims.  The Company elected not to pursue further exploration at Screech Lake or Bugs.  As a result, the claims were abandoned and the cost of the assets was written off.

9.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	September 30, 2014			December 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,878	2,730	1,148	3,860	2,366	1,494
Enclosures	32,892	1,513	31,379	32,936	279	32,657
Machinery and equipment	981	404	577	903	343	560
Furniture, fixtures and leasehold improvements	118	77	41	121	64	57
Information technology	1,092	727	365	1,067	585	482

	38,961	5,451	33,510	38,887	3,637	35,250

10.Equity Investment

Following its earn-in to the Bootheel Project in 2009, Jet Metals Corp, formerly Crosshair Energy Corporation, was required to fund 75% of the Project’s expenditures and the Company the remaining 25%. The Project has been accounted for using the equity accounting method with the Company’s proportionate share of the Project’s loss included in the Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Balance Sheet. Under the terms of the operating agreement, the Company elected not to participate financially for the year ended March 31, 2012 which reduced the Company’s ownership percentage to approximately 19%. The equity accounting method has been

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

continued because of the Company’s ability to directly influence the budget process and therefore the operations of the Project. The Company resumed participation financially as of the project year ended March 31, 2013.

11.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of	As of
	September 30, 2014	December 31, 2013
	$	$
Accounts payable	2,532	1,508
Severance and ad valorem tax payable	1,274	682
Payroll and other taxes	1,258	510
Accounts payable - Capital assets	-	228

	5,064	2,928

12.Notes Payable

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

On June 24, 2013, the Company entered into a $20.0 million First Loan Facility with RMBAH. The initial $20.0 million was drawn and repaid during 2013. An amendment to the First Loan Facility allowed for $5.0 million to be redrawn. This was done on December 19, 2013 for the acquisition of Pathfinder. On March 14, 2014, the loan was amended to change the interest rate, extend the loan maturity date to June 30, 2016 and increase the current loan to $10.0 million which included an additional line of credit of $3.5 million as a result of the completion and results of the Technical Report (NI 43-101) on the newly acquired Shirley Basin property. On March 14, 2014, the Company also drew down an additional $1.5 million on its First Loan Facility.  On September 19, 2014, the Company drew down the $3.5 million line of credit.  The amended interest rate is approximately 8.75%. Principal payments of $0.81 million are due quarterly.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Deferred loan fees includes legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of September 30, 2014 are considered current assets.

The following table lists the current and long term portion of each of the Company’s debt instruments:

	As at	As at
	September 30, 2014	December 31, 2013
Current debt
Sweetwater County bond	4,066	-
RMBAH First Loan Facility	3,250	5,000
Insurance premium financing	-	153

	7,316	5,153
Long term debt
Sweetwater County bond	29,934	34,000
RMBAH First Loan Facility	5,125	-

	35,059	34,000

Schedule of payments on outstanding debt as of September 30, 2014:

		Three months
Debt	Total	2014	2015	2016	2017	2018	Subsequent	Maturity
Sweetwater County bond
Principal	34,000	-	4,066	4,305	4,558	4,826	16,245	October 1, 2021
Interest	7,286	-	1,810	1,568	1,311	1,039	1,558

RMBAH First Loan Facility
Principal	8,375	812	3,250	4,313	-	-		March 31, 2016
Interest	1,175	307	550	318	-	-

Total	50,836	1,119	9,676	10,504	5,869	5,865	17,803

13.Income taxes

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

14.Deferred Revenue

In March 2013, the Company assigned a portion of its contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The remainder of the Company’s contractual delivery obligations under the two contracts remain in place as well as certain other performance obligations including scheduled deliveries of product sourced from approved locations which are covenants associated with the contracts.  The Company reflects a portion of the payment as revenue when the related deliveries under the contracts are settled. As of December 31, 2013, the deliveries called for in 2013 had been made and the revenue thereon was recognized. As of September 30, 2014, both of the remaining deliveries called for in 2014 had been made and the revenue thereon was recognized.

15.Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek Project and Pathfinder and are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period discounted at a risk-free rate. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs.

During the third quarter, the Company completed its initial review of the ARO liability assumed on the Pathfinder properties purchased in December 2013 in order to update its bonding requirements with the WDEQ.  Previously, the ARO reflected by Pathfinder was the amount shown in its financial statements as calculated by the prior ownership.  The result was an increase of $5.7 million in the ARO liability for Pathfinder.

At September 30, 2014, the total undiscounted amount of the future cash needs was estimated to be $24.8 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 7 is related to the surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

	Nine months ended	Year ended
	September 30, 2014	December 31, 2013

	$	$
Beginning of year	17,279	957
Liabilities incurred	-	10,639
Assumed in Pathfinder Mines Corporation purchase	-	5,656
Change in estimated liability	5,698	-
Accretion expense	331	27

End of period	23,308	17,279

16.Other Liabilities

For the December 2013 private placement, the Company issued units consisting of one common share and one half warrant. Each full warrant is priced at US$1.35 which created a derivative financial instrument. The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the year. The revaluation as of September 30, 2014 resulted in a gain of $786 thousand for the nine months ended September 30, 2014 which is reflected on the statement of operations.

17.Shareholders’ Equity and Capital Stock

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
	Options	average
	#	exercise price
		$
Outstanding, December 31, 2013	9,273,659	1.19
Granted	100,000	1.53
Exercised	(1,558,576)	0.83
Forfeited	(245,225)	1.41
Expired	(15,070)	0.82

Outstanding, September 30, 2014	7,554,788	1.26

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the nine months ended September 30, 2014 was $0.6 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2014, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
$	of options	life (years)	$	of options	life (years)	$	Expiry

0.73	457,986	0.4	115	457,986	0.4	115	March 5, 2015
2.57	1,251,212	1.3	-	1,251,212	1.3	-	January 28, 2016
1.41	545,000	1.8	-	545,000	1.8	-	July 7, 2016
1.05	674,976	1.9	-	674,976	1.9	-	September 9, 2016
1.04	200,000	2.1	-	200,000	2.1	-	October 24, 2016
0.82	980,071	2.3	167	980,071	2.3	167	January 12, 2017
1.25	200,000	2.3	-	200,000	2.3	-	February 1, 2017
1.06	100,000	2.4	-	100,000	2.4	-	March 1, 2017
0.68	1,359,418	3.2	402	1,359,418	3.2	402	December 7, 2017
0.69	607,044	3.6	174	461,671	3.6	132	April 25, 2018
1.11	100,000	3.8	-	76,000	3.8	-	August 1, 2018
1.08	979,081	4.2	-	531,404	4.2	-	December 27, 2018
1.51	100,000	4.5	-	32,000	4.5	-	March 31, 2019

1.19	7,554,788	2.6	858	6,869,738	2.4	816

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.13 as of the last trading day in the period ended September 30, 2014, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of September 30, 2014 was 3,404,519. The total number of in-the-money stock options exercisable as of September 30, 2014 was 3,259,146.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). Eligible participants under the RSU Plan include directors and employees of the Company. Under the terms of the RSU Plan, RSUs vest with participants as follows: 50% on the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2013	691,610	0.90
Vested	(230,531)	0.93
Forfeited	(38,671)	0.93

Unvested, September 30, 2014	422,408	0.91

As of September 30, 2014, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	Intrinsic
	unvested	life	Value
Grant date	options	(years)	$
December 7, 2012	179,106	0.19	181
December 27, 2013	243,302	1.24	246

	422,408	0.79	427

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

There was no warrant activity during the period ended September 30, 2014.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2014, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
$	of warrants	life (years)	$	Expiry

0.92	50,000	0.9	6	September 4, 2015
1.12	100,000	1.1	-	November 1, 2015
0.93	25,000	1.4	3	March 5, 2016
1.35	2,354,545	2.2	-	December 19, 2016
1.12	4,294,167	3.7	-	June 24, 2018
1.17	1,550,400	3.9	-	August 27, 2018

	8,374,112	3.3	9

Share-based compensation expense

Share-based compensation expense was $0.7 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was approximately $0.3 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.2 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 0.7 years and 1.1 years, respectively.

Cash received from stock options exercised during the nine months ended September 30, 2014 and 2013 was $1.3 million and $0.1 million, respectively.

Fair value calculations

The initial fair value of options granted during the nine months ended September 30, 2014 was determined using the Black-Scholes option pricing model with the following assumptions:

	2014	2013

Expected option life (years)	3.49	3.41
Expected volatility	66%	63%
Risk-free interest rate	1.4%	1.1%
Forfeiture rate (options)	4.5%	4.4%
Expected dividend rate	0%	0%

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

There were no RSUs granted in the nine months ended September 30, 2014 or 2013.

18.Sales

Sales have been primarily derived from U3O8 being sold to domestic utilities under contracts. In 2013, the Company also assigned its 2013 and 2014 deliveries under two of its contracts to a third party broker.

Sales consist of:

	Nine months ended September 30,
	2014
	$
Company A	10,123	44.6%
Company B	2,596	11.4%
Company C	7,197	31.7%
Disposal fees	289	1.3%
Recognition of gain from sale of deliveries under contract	2,507	11.0%

	22,712	100.0%

19.Commitments

In June 2014, the WDEQ and the NRC approved modifications to several reclamation bonds to reflect current obligations and anticipated disturbances during the upcoming year. The total reclamation bonding requirements were therefore increased to $26.7 million. The Company increased its surety performance bonding to that amount. The Company will be increasing the cash securing the security bonds (see note 7) by $2.1 million prior to the end of the current year.

In June, the Company signed an agreement for drilling and completion of a third disposal well. The project commenced in July 2014 with completion expected later this year. It is anticipated that the total cost of the well will be approximately $3.2 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

20.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. They bear interest at annual rates ranging from 0.18% to 0.6% and mature at various dates up to February 5, 2015. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $8.6 million at risk at September 30, 2014 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2014.

Liquidity risk (see note 2)

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

The Company has financed its operations from its inception primarily through the issuance of equity securities and debt instruments. Production commenced in August 2013 after receiving final operational clearance from the NRC.   Product sales commenced in December 2013.

As at September 30, 2014, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $2.6 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 7 years, and asset retirement obligations with estimated completion dates until 2033.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a nominal effect for the nine months ended September 30, 2014. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The financial statements have been prepared in accordance with US GAAP.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in the identification, acquisition, evaluation, exploration, development and operation of uranium mineral properties in the United States. We have constructed and begun operation of our first in situ recovery (“ISR”) U3O8 mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE MKT under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc, incorporated under the laws of the State of Colorado. Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder, incorporated under the laws of the State of Delaware, acquired in December 2013, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our other U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 3, 2014.

We utilize in situ recovery of the U3O8 at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process U3O8, for shipping to a third-party storage and conversion facility.

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of uranium for delivery into sales, is designed to process one million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical design capacity to process two million pounds of U3O8 annually, which provides additional capacity to process material from other sources.  We expect that the Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project.

Currently, we have eight U3O8  sales agreements in place with various U.S. utilities for the sale of U3O8 at mid- and long-term contract pricing. The multi-year sales agreements represent a portion of our anticipated production from 2013 through 2019.  These agreements individually do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements. The balance of our Lost Creek production will be sold through spot sales and through additional multi-year agreements.

MINERAL RIGHTS AND PROPERTIES

The following is a summary of significant activities by project for the three and nine months ended September 30, 2014:

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

During the quarter, production rates at Lost Creek were increased over the previous quarter and maintained at levels permitting us to fulfill our contractual sales requirements.  Plant head grades continued to exceed projections, averaging levels of 135 mg/l U3O8.  Production flow was sourced from six header houses in the first mine unit, with production flow rates deliberately curtailed to manage uranium production rates and waste water generation. The Results of Operations are detailed below.

We continue to address remaining water balance concerns, and commenced the drilling of a third deep disposal well.  Currently, we expect the third disposal well to be operational prior to year’s end.  We continue to anticipate that production rates may fluctuate as commissioning continues and all initial operational issues are identified and addressed.

Work continued on applications to amend existing permits and licenses at Lost Creek to include recovery from the KM horizon and LC East operations, culminating with the submission of these requests for amendments to  regulatory authorities in September 2014.

Shirley Basin Project

In July 2014, we completed a uranium resource estimate for our Shirley Basin Project. This mineral estimate identified 8,816,000 pounds of Measured and Indicated resources, averaging 0.23% eU3O8 at an average depth to the top of resources of 312 feet below surface. The analysis is based upon 3,200 historic delineation drill holes (1.2 million feet of drilling) completed by Pathfinder prior to its 1992 termination of mining operations at the project. The results of our confirmation drilling program, completed in May 2014, are also included in the analysis.

Pathfinder’s historic drilling was focused on two resource areas to support future planned mining operations. These resource areas were the FAB Trend and Area 5. Because of the close-spaced drilling in these resource areas (a 100-ft grid of drill holes), as shown in the table below, 85% of the resources are classified as Measured Resources.

Shirley Basin Project - Resource Summary July 2014

	MEASURED			INDICATED
RESOURCE	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
AREA	% eU3O8	(X 1000)	(X 1000)	(X 1000)	(X 1000)	(X 1000)
FAB TREND	0.280	1,172	6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295
			MEASURED & INDICATED	0.230	1,915	8,816

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Based on grade cut-off of 0.02 percent eU3O8 and a grade x thickness cut-off of 0.25 GT.
3.	Measured and Indicated Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2014)).
4.	All reported resources occur below the historic pre-mining static water table.

Resources are classified as Measured and Indicated Mineral Resources as defined in Section 1.2 of Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101) and the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Definition Standards for Mineral Resources and Mineral Reserves (CIM Definition Standards).  On August 28, 2014, we filed an independent NI 43-101 Technical Report which discloses this initial uranium resource estimate for the project. There are no material differences in the resources set forth in the Technical Report and our earlier disclosure on July 22, 2014.  Western Water Consultants, Inc., d/b/a WWC Engineering, oversaw and supervised preparation of this Technical Report, in accordance with NI 43-101.  Mr. Benjamin J. Schiffer, P.G., WWC Engineering, is the independent Qualified Person for the report.

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

Earlier in 2014, we completed our initial drill program at Shirley Basin which included not only the confirmation drilling included in the Technical Report, but also 12 monitor wells and five pump test wells. Multiple environmental baseline studies continued during the quarter, providing data for our ongoing process of preparing applications to permit the project for further development and mine operations.

Results of Operations

U3O8 sales for the quarter were based on selling 100,000 pounds at an average price of $59.96 and  U3O8 sales for the year were based on selling 417,760 pounds at an average price of $47.67 per pound.

During the quarter, we recorded $3.6 million of gross profit on total sales of $7.3 million, which represents a gross margin of approximately 49%. For the year to date, we have sales of $22.7 million resulting in a gross profit of $8.6 million or approximately 38%. We had an operating loss of $2.8 and $4.7 million after deducting total operating expenses of $6.4 million and $13.3 million for the three and nine month periods ended September 30, 2014, respectively. After recording interest and other expenses, the final net loss for the three and nine months was $3.5 and $6.3 million, respectively.

During the previous quarter, we recorded an out of period adjustment due to the reclassification of severance and ad valorem taxes as a cost of extraction instead of a direct cash cost of sale.

Production costs for the current quarter were up $0.1 million.  As a result of this and lower production levels at the plant, production costs per pound were higher this quarter versus the previous quarter.  This is also reflected in a higher cost per pound sold (up from $32.54 in 2014 Q2 to $37.52 in 2014 Q3).  As production and sales levels stabilize in future quarters, we would expect to see lower cost per pound figures.

Interest expense increased during the quarter because of the additional RMBAH borrowing, but should begin to decrease as we repay the principal on those notes. Our first quarterly principal payment to RMBAH ($0.8 million) was made in June 2014, while the first principal payment on the State Bond Loan ($1.0 million) will be paid in January 2015.

The NRC and the WDEQ approved the Lost Creek bond increase from $8.6 million to $13.3 million earlier this year. We have placed the surety bonds and will be increasing our restricted cash balances to meet our surety bonding requirements over the balance of the year.

In July 2014, we received cash from two sales of uranium made during the previous quarter. In October 2014, we received a cash payment from a sale of U3O8 made in September. Our cash position at October 30, 2014 was approximately $4.5 million.

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

The following tables summarizes the results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands of U.S. dollars):

	Three months ended September 30,
	2014	2013
	$	$
		2013 Restatement
Revenue	7,329	Nil
Cost of revenues	(3,752)	Nil
Gross profit	3,577	Nil
Exploration and evaluation expense	(830)	(603)
Development expense	(3,738)	(5,484)
General and administrative expense	(1,469)	(1,236)
Write-off of mineral properties	(329)	-
Net loss from operations	(2,789)	(7,323)
Interest income (Expense) (net)	(921)	(2)
Warrant mark to market gain	210	Nil
Loss from equity investment	(2)	(6)
Foreign exchange gain (loss)	3	(4)
Other loss	(1)	(1)
Net loss	(3,500)	(7,336)

Loss per share – basic and diluted	(0.03)	(0.06)

	Nine months ended September 30,
	2014	2013
	$	$
		2013 Restatement
Revenue	22,712	Nil
Cost of revenues	(14,161)	Nil
Gross profit	8,551	Nil
Exploration and evaluation expense	(2,702)	(1,789)
Development expense	(5,023)	(17,066)
General and administrative expense	(5,116)	(4,116)
Write-off of mineral properties	(422)	(262)
Net loss from operations	(4,712)	(23,233)
Interest income (expense) (net)	(2,309)	29
Warrant mark to market gain	786	-
Loss from equity investment	(5)	(977)
Foreign exchange loss	(12)	(6)
Other loss	-	(5)
Net loss	(6,252)	(24,192)

Loss per share – basic and diluted	(0.05)	(0.20)

U3O8 Sales and Production

During the nine months ended September 30, 2014, 446,612 pounds of U3O8 were captured within the Lost Creek plant. 430,832 of those pounds were packaged in drums and 460,462 pounds of drummed inventory were shipped to the conversion facility where 417,760 pounds were sold to utility customers for sales revenues of $19.9 million.  In addition, the Company recognized sales of $1.2 million and $2.5 million for the three and nine months ended September 30, 2014, respectively, from the delivery during the period by a third party of 200,000 pounds of uranium under contractual delivery commitments assigned to that third party in 2013.

Inventory, Production and Sales	Unit	2014 Q3	2014 Q2	2014 Q1	Year to date

Pounds captured within the plant	lb.	131,331	116,708	198,573	446,612
Cash cost per pound captured	$/lb.	$10.09	$9.63	$9.73	$9.81
Non-cash cost per pound captured	$/lb.	$10.28	$11.56	$6.80	$9.07
Wellfield cash cost [1]	$000	$1,325	$1,124	$1,933	$4,382
Wellfield non-cash cost [1]	$000	$1,349	$1,350	$1,350	$4,049

Pounds packaged in drums	lb.	125,915	133,684	171,233	430,832
Cash cost per pound drummed	$/lb.	$13.53	$12.15	$11.11	$12.14
Non-cash cost per pound drummed	$/lb.	$4.00	$3.76	$2.94	$3.50
Plant cash cost [2]	$000	$1,703	$1,625	$1,902	$5,230
Plant non-cash cost [2]	$000	$504	$502	$503	$1,509

Pounds shipped to conversion facility	lb.	126,499	163,747	170,216	460,462
Cost per pound shipped	$/lb.	$(0.24)	$0.71	$0.89	$0.52
Distribution cost [3]	$000	$(31)	$117	$152	$238

Pounds sold	lb.	100,000	207,760	110,000	417,760
Average spot price [4]	$/lb.	n/a	n/a	n/a	n/a
Average long-term contract price	$/lb.	$59.96	$34.64	$61.12	$47.67
Average price	$/lb.	$59.96	$34.64	$61.12	$47.67
U3O8 sales	$000	$5,996	$7,197	$6,723	$19,916

Cash cost per pound sold	$/lb.	$23.29	$20.56	$23.17	$21.90
Non-cash cost per pound sold	$/lb.	$14.23	$11.98	$9.99	$12.00
Total cost per pound sold	$/lb.	$37.52	$32.54	$33.16	$33.90
Cost of sales [5]	$000	$3,752	$6,761	$3,648	$14,161

Notes:

1

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

2	Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.

3

Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale. There are no non-cash costs associated with distribution.

4	There were no spot sales in the nine months ended September 30, 2014.

5	Cost of sales include all production costs (notes 1, 2 and 3) adjusted for changes in inventory values.

Cash cost per pound and non-cash cost per pound for produced and sold U3O8 presented in the table above are non-US GAAP measures.  These measures do not have a standardized meaning or a consistent basis of calculation under US GAAP.  These measures are used to assess business performance and may be used by certain investors to evaluate the Company’s extraction and processing performance.  To facilitate a better understanding of these measures, the table below presents a reconciliation of these measures to the financial results as presented in our financial statements.

Sales per the statement of operations include revenue from sources other than the sale of U3O8. The sales footnote in the financial statements separates the U3O8 sales from other revenues.

Average Price Per Pound Sold Reconciliation	Unit	2014 Q3	2014 Q2	2014 Q1	Year to date

U3O8 Sales (a) [1]	$000	$5,996	$7,197	$6,723	$19,916

Pounds sold (b)	lb.	100,000	207,760	110,000	417,760

Average price per pound sold (a ÷ b)	$/lb.	$59.96	$34.64	$61.12	$47.67

Notes:

1	Does not include $2.5 million recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average realized price per pound.

Total Cost Per Pound Sold Reconciliation	Unit	2014 Q3	2014 Q2	2014 Q1	Year to date

Wellfield costs	$000	$2,675	$2,474	$3,282	$8,431
Plant costs	$000	$2,207	$2,127	$2,405	$6,739
Distribution costs	$000	$(31)	$117	$152	$238
Inventory change	$000	$(1,099)	$2,043	$(2,191)	$(1,247)
Cost of sales (a)	$000	$3,752	$6,761	$3,648	$14,161

Pounds sold (b)	lb.	100,000	207,760	110,000	417,760

Cost per pound sold (a ÷ b) [1]	$/lb.	$37.52	$32.54	$33.16	$33.90

Notes:

1

The cost per pound sold reflects both cash and non-cash costs, which are combined as cost of sales in the statement of operations included in this filing.  The cash and non-cash cost components are identified in the above inventory, production and sales table.

Overall, costs of sales per pound were higher in Q3 2014 due to the decrease in production necessitated by the remediation of the water disposal issue. As many of our costs are fixed, a lower production level will result in a higher cost per pound. We would expect to see the cost per pound decrease as production levels stabilize.

Cost of Sales

The cost of sales includes all costs of wellfield operations and maintenance, severance and ad valorem taxes, plant operations and maintenance and mine site overhead including depreciation on the related capital assets, capitalized reclamation costs and amortization of mineral property costs, and distribution costs. Wellfield costs, plant costs, site overhead costs and distribution costs are included in inventory and the resulting inventoried cost per pound is compared to the estimated sales prices based on the contracts or spot sales anticipated for the distribution of the product. Any costs in excess of the calculated market value are charged to expense.

The costs included in cost of sales were as projected, however, the costs of sales per pound remained higher than projected due to several factors. Our costs are primarily process based. Therefore, when production levels are lower, the cost per pound will be higher. In addition, all depreciation and amortization is being calculated using a straight line basis and are therefore fixed costs in nature, so while production levels are low, the non-cash portion of the cost per pound will be higher. As production levels increase, the costs per pound sold will decrease so long as production costs remain on target.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2014 were $6.4 and $13.3 million, respectively. Operating expenses includes exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses decreased by $1.0 and $10.0 million compared to the same periods in 2013 due primarily to reductions in the wellfield development and disposal well costs incurred in 2013 in association with the construction of the mine property.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.2 and $0.9 million for the three and nine months ended September 30, 2014 compared to 2013, respectively. Increases in payroll costs due to the payment of annual bonuses, personnel changes and the discontinuance of allocations of payroll costs to other departments make up the increase for the nine months. All costs associated with the Geology and Geological Information Systems departments as well as the costs incurred on specific projects as described above are reflected in this category.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $1.7 and $12.0 million in the three and nine months ended September 30, 2014, respectively, compared to 2013. The most significant costs associated with this decline are the 2013 costs of constructing and developing the wellfield header houses, production wells, pipelines within the wellfield and to the plant and related facilities, roads, fencing, power lines, and disposal wells, which are reduced significantly in 2014. We will continue to incur similar costs as we drill and expand existing mine units, construct additional header houses and construct the infrastructure including piping and power for newly permitted mine units. In addition, we are adding a third disposal well which was begun during the three months ended September 30, 2014 with approximately $2.0 million of costs being recorded in the three months.  This well should be completed prior to the end of the year at an additional cost of $1.2 million.

These costs are considered development costs despite potential future benefits as we have no proven and probable mineral reserves as defined by Industry Guide 7 and are therefore precluded from capitalizing these expenses under SEC guidance. Other than the construction related costs, bonding expense increased by $0.2 million and land claim costs increased by $0.1 million for the three and nine months ended September 30, 2014. The Company conducted limited drilling at the Shirley Basin Project for baseline measurements and confirmation of historical data. Header house construction has also continued as needed.  A limited development drilling program at Lost Creek was conducted during the current period. Because of the drilling and disposal well, development expense will be significantly higher during the second half of 2014 as compared to the first half.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses increased by $0.2 million and $1.0 million for the three and nine months compared to September 30, 2014, compared to the respective periods in 2013. The increase during the three month period was primarily because of additional legal costs while the additional expense for the nine month period was due to the payment of the annual short term incentive plan bonus in 2014 for 2013 and the accrual of certain obligations of future severance (termination) benefits not previously reflected.

Other Income and Expenses

Net interest expense in 2014 is reflective of obtaining financing during 2013 for the completion of the mine, purchase of Pathfinder and production start-up costs.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the currency of the Company’s capital stock, these warrants are considered a derivative and are therefore treated as a liability. The mark to market gain of $0.8 million for the nine months arises from the revaluation of those U.S. dollar warrants to their Black-Scholes calculated value at September 30, 2014.

Loss per Common Share

Both basic and diluted loss per common share for the three and nine months ended September 30, 2014 was $0.03 and $0.05, respectively, compared to $0.06 and $0.20, respectively, in 2013. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Liquidity and Capital Resources

As of September 30, 2014, we had cash resources, consisting of cash and cash equivalents of $3.4 million, an increase of $1.8 million from the December 31, 2013 balance of $1.6 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $1.3 million for operating activities during the nine months ended September 30, 2014. During the same period, we used $1.4 million for investing activities and we generated $4.4 million from financing activities.

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

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had previously obtained interim financing from RMBAH which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMBAH loan facility. As of December 31, 2013, the outstanding balance of the RMBAH loan facility was $5.0 million and the State Bond Loan was $34.0 million. In March 2014, we renegotiated the terms of the RMBAH loan facility which allowed us to draw an additional $1.5 million and to extend the payment terms.  In addition, the renegotiated terms allowed us to draw $3.5 million more due to the resources reported at the Shirley Basin Project in the technical report published during the period.

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

During the nine months ended, the Company realized $1.3 million from the exercise of stock options by current and former employees.

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or our senior and subordinated debt securities.  The registration statement became effective September 12, 2014.  As at October 30, 2014, we have not sold any securities under the shelf registration statement.

Operating activities used $1.2 million during the nine months ended September 30, 2014 as compared to using $14.7 million of cash resources during the same period in 2013. Accounts receivable increased by $0.3 million at September 30 compared to December 31 due to a sale occurring in September. This was collected in early October under the terms of the sales contract. Inventory increased by $1.2 million due in part to a higher cost per pound for the quarter. Our payables were higher by $2.2 million at September 30, due to additional payables associated with the drilling of the third disposal well.

During the first nine months of 2014, the Company invested $0.3 million in equipment at the Lost Creek plant.

During the first nine months of 2014, the Company generated $4.4 million from financing activities, primarily from the additional borrowing from RMBAH and exercise of stock options as described above. The Company also repaid approximately $1.6 million to RMBAH under the payment terms of the facility.

Liquidity Outlook

During 2012 and 2013, we completed the construction and startup of the Lost Creek Project. Additional capital investments are therefore not anticipated in the coming years with the exception of the purchase of minor equipment to replace or enhance existing assets. Based upon our current capital balance and the expected timing of product sales, we believe we will be able to meet current obligations without additional funding. However, due to the timing of production and sales delivery commitments, additional cash may be required to cover short-term cash fluctuations and to fund our portion of the reclamation surety bond program for both Lost Creek and Pathfinder properties, which is anticipated to be approximately $3.0 million in 2014. The Company has also committed to the construction of a third disposal well at a cost of approximately $3.2 million which should be completed before the end of 2014. Additional cash may be required for the construction and development of Pathfinder’s Shirley Basin Project, but no budget or timetable has been established for that project.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding; however, we may issue additional debt or equity securities at any time.

Looking ahead

Project operational rates were intentionally lowered in 2014 to effectively manage the plant feed rate while we continued to commission waste water systems. We continued to capture uranium in the processing plant while corrective measures were implemented. Through the nine months, production head grades continued to exceed technical projections, averaging levels of 155 mg/l U3O8.

As disclosed in our 2013 10-K, 2014 Q1 production was projected to be slightly lower than initially planned as the maintenance of existing systems was conducted to improve plant efficiencies. The primary maintenance was completed during the first quarter and actual production, as expected, was slightly lower than initially planned.  During the third quarter, we continued to address water management issues.

As also disclosed in our 2013 10-K, we expected the cost per pound sold to decrease between 5% and 15% as production and sales quantities increased. During the nine months ended September 30, 2014, our cost per pound sold after adjustment for the severance and ad valorem taxes decreased from $38.11 in 2013 Q4 to $33.90 in 2014, or approximately eleven percent (11%).

Production rates at Lost Creek were deliberately controlled at levels that allowed us to fulfill our contractual sales requirements through September 30, 2014 without participating in a weak uranium spot market. We expect to produce approximately 150,000 drummed pounds of U3O8 in 2014 Q4, which would bring our 2014 year end production to approximately 580,000 pounds.  This will allow the Company to meet its remaining contractual commitments and participate in the uranium spot market minimally, if necessary.

As announced on May 22, 2014, we expect to sell approximately 518,000 pounds U3O8 at an average price of $51.10 per pound in 2014 and approximately 630,000 pounds U3O8  at an average price of $50.10 per pound in 2015 under existing committments. Any additional sales would be at the then current spot price unless new contract sales are put in place. Although spot prices have improved from below $30.00 per pound in the previous quarter to over $36.00 per pound, the spot  market remains weak and the Company would be reluctant to enter into any spot sales at this time.

Our remaining 2014 contract sales will be at higher rates than those received this quarter.  The Company anticipates completing contractual deliveries of 100,000 pounds during 2014 Q4 for gross revenues of approximately $6.5 million.

Operating costs, which includes exploration, evaluation, development and general and administrative expenses, were also generally lower than prior periods although the development costs increased due to drilling at the Shirley Basin site and the disposal well. Development expense will continue to be higher in 2014 Q4 as we complete the third disposal well at the Lost Creek Project.

Transactions with Related Parties

We did not participate in any material transactions with related parties during the period ended September 30, 2014.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

Critical Accounting Policies and Estimates

We have established the existence of uranium resources at the Lost Creek Project, but because of the unique nature of in situ recovery mines, we have not established, and have no plans to establish the existence of proven and probable reserves at this project. Accordingly, we have adopted an accounting policy with respect to the nature of items that qualify for capitalization for in situ U3O8 mining operations to align our policy to the accounting treatment that has been established as best practice for these types of mining operations.

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

During the three and nine months ended September 30, 2013, a total of $4.3 million and $14.3 million, respectively, of such expenditures was originally capitalized as part of construction in progress within capital assets. Accordingly, the comparative financial statements have been restated to show the impact of this change in accounting policy and include these amounts in development expense. This increased the loss per share from $0.03 per share to $0.06 for the three months and from $0.08 to $0.20 for the nine months ended September 30, 2013.

Mineral Properties

Acquisition costs of mineral properties are capitalized. When production is attained at a property, these costs will be amortized over a period of estimated benefit.

As of September 30, 2014, the average current spot and long term price of U3O8 was $35.30 and $45.00, respectively. This compares to prices of $34.50 and $50.00 as of December 31, 2013. Management did not identify any impairment indicators for any of the Company’s mineral properties during the nine months ended September 30, 2014.

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

Share-Based Expense

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

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to October 30, 2014. As of October 30, 2014, we had outstanding 129,284,166 common shares and 7,549,370 options to acquire common shares.

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

Interest rate risk

Financial instruments that expose the Company to interest rate risk are its cash equivalents, deposits, restricted cash and debt financings. Our objectives for managing our cash and cash equivalents are to maintain sufficient funds on hand at all times to meet day-to-day requirements and to place any amounts which are considered in excess of day-to-day requirements on short-term deposit with the Company's financial institutions so that they earn interest.

Currency risk

We maintain a balance of less than $0.1 million in foreign currency resulting in a low currency risk.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have eight U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $36.50 per pound as of October 30, 2014.

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the nine months ended September 30, 2014 from those risk factors set forth in our Annual Report on Form 10-K.

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

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

UR-ENERGY INC.

Date: November 3, 2014	By:	/s/ Wayne W. Heili
Wayne W. Heili
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2014	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)