Form 10-K
period 2014-12-31
UR-ENERGY INC
filed 2015-03-02
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  720-981-4588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐No ☑

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

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company:

Large accelerated filer ☐                     Accelerated filer ☑               Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☑

As of March 2, 2015, there were 129,733,052 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2014, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $118.6 million based upon the closing sale price of the Common Shares as reported by the NYSE MKT. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2014, included all directors and officers and two shareholders that held approximately 18,517,432 of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our timeline for full ramp up of production operations to design capacity at our Lost Creek project;  (ii) the technical and economic viability of Lost Creek; (iii)  our ability to complete additional favorable uranium sales agreements including spot sales if production is available and the market warrants; (iv) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (v) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vi)  the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin;  (vii) the timing and outcome of environmental baseline studies at Shirley Basin; (viii) the outcome of our 2015 forecast, and production projections; and (ix) the continuing and long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections. These other factors include, among others, the following: future estimates for production, production ramp-up and operations (including any difficulties with continued ramp up), capital expenditures, operating costs, mineral resources, recovery rates, grades and prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in pending and potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with status as a "controlled foreign corporation" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

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

PFN

is a modern geologic logging method known as Prompt Fission Neutron.  PFN is considered a direct measurement of true uranium concentration (% U) and is used to verify the grades of mineral intercepts previously reported by gamma logging.  PFN logging is accomplished by a down-hole probe in much the same manner as gamma logs, however only the mineralized interval plus a buffer interval above and below are logged.

Abbreviations:

BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
eU3O8	equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities Exchange Commission
Unat	Uranium in its natural isotopic ratios
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, WQD/Water Quality Division; AQD/Air Quality Division; and Solid and Hazardous Waste Division)
WEQC	Wyoming Environmental Quality Council
WGFD	Wyoming Game and Fish Department

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
0.03215 troy ounces	1 gram	31.1035 grams	1 troy ounce
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton

Reporting Currency

All amounts in this report are expressed in United States dollars, unless otherwise indicated.  Financial information is presented in accordance with United States generally accepted accounting principles.

PART  I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in Securities and Exchange Commission (“SEC”) Industry Guide 7. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the United States. We began operation of our first in situ recovery uranium mine at our Lost Creek Project, Wyoming in 2013. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006.  Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE MKT under the symbol “URG.”

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

Ur-Energy USA has two jointly held subsidiaries with NFU Wyoming: NFUR Bootheel, LLC (“NFUR Bootheel”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in an exploration, mining and development agreement with Jet Metal Corp. (formerly, Crosshair Energy Corporation); and NFUR Hauber, LLC (“NFUR Hauber”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in a venture project at our Hauber project.

NFUR Hauber has one wholly-owned subsidiary: Hauber Project LLC, a limited liability company formed under the laws of the State of Colorado to hold our Hauber project. NFUR Hauber is the sole member and manager of Hauber Project LLC.

NFUR Bootheel has one subsidiary:  The Bootheel Project, LLC, a limited liability company formed under the laws of the State of Colorado to hold the Bootheel property (and, formerly, the Buck Point property) is a venture with Jet Metal Corp., in which, at December 31, 2014,  we own a 19.115% interest.

Currently, and at December 31, 2014, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

We are engaged in uranium mining, recovery and processing operations, in addition to the exploration and development of uranium mineral properties. Our wholly-owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”), and started production operation activities in August 2013. Our first sales of production from Lost Creek were made in December 2013; sales were made in all quarters of 2014.

Currently, we have nine mid- and long-term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production at contracted pricing. Combined, these multi-year sales agreements represent a significant portion of our anticipated production into 2020.  These agreements, individually, do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements.

Our newest project, Shirley Basin, is one of the assets we acquired as a part of the Pathfinder transaction which closed in December 2013. We also acquired all the historic geologic and engineering data for the project, which has nearly 5,500 historic drillholes and historic reports indicating a remaining historic resource.  During 2014, we completed a drill program of a limited number of confirmatory holes to complete an  NI 43-101 mineral resource estimate which was released in August 2014; subsequently, an NI 43-101 Preliminary Economic Assessment for Shirley Basin was issued in January 2015.  Baseline studies necessary for the permitting and licensing of the project also commenced in 2014 and are anticipated to be complete in the first half 2015.

We utilize in situ recovery of the uranium at Lost Creek and will do so at other projects where this is possible.    The in situ recovery (ISR) technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The in situ technique does not require the installation of tailings facilities or significant surface disturbance. This mining method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, sodium bicarbonate as a complexing agent, and carbon dioxide for pH control.  The complexing agent bonds with the uranium to form uranyl carbonate which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using Ion Exchange (IX). The groundwater is re-fortified with the oxidizer and complexing agent and sent back to the wellfield to recover additional uranium.

Our Lost Creek processing facility includes all circuits for the production, drying and packaging of uranium yellowcake for delivery into sales. As contemplated in the Preliminary Economic Assessment of Shirley Basin, we expect that the Lost Creek processing facility will be utilized for the drying and packaging of uranium from Shirley Basin, for which we currently anticipate the need only for a satellite plant.

Our Mineral Properties

Our current land portfolio includes 14 projects in the United States.  Ten of the U.S. projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control a total of more than 2,100 unpatented mining claims and four State of Wyoming mineral leases for a total of more than 42,000 acres (16,997 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”).  Five of the projects at the Lost Creek Property contain NI 43-101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North.  See Resource Summary below in Technical Developments.  Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Montana
Wyoming
Idaho
Utah
Colorado
South Dakota
Nebraska
POWDER RIVER BASIN
WIND RIVER BASIN
GREEN RIVER BASIN
GREAT DIVIDE BASIN
SHIRLEY BASIN
Granite Mountains
LUCKY MC
SHIRLEY BASIN
LOST CREEK PROPERTY
LOST SOLDIER
BOOTHEEL
Rio Tinto Sweetwater Mill
Uranium One Willow Creek
CAMECO ISR Smith Ranch
Park
Big Horn
Sheridan
Crook
Teton
Hot Springs
Washakie
Johnson
Campbell
Weston
Fremont
Sublette
Natrona
Niobrara
Converse
Goshen
Lincoln
Platte
Sweetwater
Carbon
Albany
Laramie
Uinta
Cody
Sheridan
Buffalo
Gillette
Sundance
Worland
Thermopolis
Newcastle
Jackson
Riverton
Pinedale
Lander
Casper
Douglas
Lusk
Wheatland
Torrington
Kemmerer
Rawlins
Wamsutter
Rock Springs
Evanston
Laramie
Cheyenne
90
25
80

Our Wyoming properties together total more than 66,000 acres (approximately 27,000 hectares) and include two properties, Shirley Basin and Lucky Mc, obtained through our acquisition of Pathfinder Mines Corporation in December 2013.

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

The basic infrastructure (power, water, and transportation) necessary to support our ISR operation is located within reasonable proximity.  Generally, the proximity of Lost Creek to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property.  Existing regional overhead electrical service is aligned in a north-to-south direction along the western boundary of the Lost Creek Project.  A new overhead power line, approximately two miles in length, was constructed to bring power from the existing Pacific Power line to the Lost Creek plant. Power drops have been made to the property and distributed to the plant, offices, wellfields, and other facilities.

Following the repurchase of an existing production royalty with respect to 20 claims of the Lost Creek Project in April 2013, there are no remaining royalties at the Lost Creek Project, except for the royalty on the State of Wyoming section mineral lease as provided by law. Currently, there is no significant production planned from the State lease section.

Production Operations

Following receipt of the final regulatory authorization in October 2012, we commenced construction at Lost Creek. Construction included the plant facility and office building, installation of all process equipment, installation of two access roads, additional power lines and drop lines, deep disposal wells, construction of two holding ponds, warehouse building, and drillshed building.  In August 2013 we were given operational approval by the NRC and commenced production operation activities.  Since that time we have worked to commission all aspects of the plant facility and wellfield operations. Extensive wellfield construction of Mine Unit 1, was completed prior to commencement of operations, and continued through 2014. Construction and installation of seven operating header houses was completed before year-end 2014, and further construction allowed two additional header houses to be brought online during Q1 2015.

Updated Preliminary Economic Assessment for Lost Creek Property

During 2013, we issued an updated Preliminary Economic Assessment for the Lost Creek Property Sweetwater County Wyoming (December 30, 2013 (TREC, Inc.))(the “Lost Creek PEA”).  According to the Lost Creek PEA, the current mineral resources at the Lost Creek Property are as follows:

Lost Creek Property - Resource Summary

	MEASURED			INDICATED			INFERRED
PROJECT	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.058	3,117	3,590	0.052	2,350	2,444	0.057	1,836	2,085
LC EAST	0.054	1,175	1,260	0.040	1,690	1,361	0.046	1,666	1,533
LC NORTH	-----	-----	-----	-----	-----	-----	0.049	489	482
LC SOUTH	-----	-----	-----	-----	-----	-----	0.042	710	603
LC WEST	-----	-----	-----	-----	-----	-----	0.109	17	37
EN	-----	-----	-----	-----	-----	-----	-----	-----	-----
GRAND TOTAL	0.057	4,292	4,850	0.048	4,039	3,805	0.051	4,718	4,740

		MEASURED + INDICATED =			8,332	8,655

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Based on grade cutoff of 0.02 percent eU3O8 and a grade x thickness cutoff of 0.3 GT.
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

The Lost Creek PEA mineral resource estimate includes drill data and analyses of more than three thousand holes and nearly 1.8 million feet of drilling at the Lost Creek Project alone. With the acquisition of Lost Creek project, we acquired logs and analyses from 571 historic holes representing 368,000 feet of data. Drilling at Lost Creek through August 31, 2013 was included in the PEA. Additionally, drilling from the other five projects at the Lost Creek Property, both historic and our drill programs, is included in the mineral resource estimate.  Collectively, this represents an additional 2,377 drillholes (1,301,329 feet). Since our acquisition of the project we have drilled 2,551 holes and wells including the construction and development drilling during 2012-2014 for Mine Unit 1 at Lost Creek.

Regulatory Authorizations and Land Title of Lost Creek

Beginning in 2007, we completed all necessary applications and related processes to obtain the required permitting and licenses for the Lost Creek Project, of which the three most significant are: a Source and Byproduct Materials License from the U.S. Nuclear Regulatory Commission (“NRC”) (received August 2011);

a Plan of Operations with the United States Bureau of Land Management (“BLM”) (Record of Decision (“ROD”) received October 2012; affirmed by U.S. District Court for the District of Wyoming, September 2013); and a Permit and License to Mine from the Wyoming Department of Environmental Quality (“WDEQ”) (October 2011).  The WDEQ License to Mine was issued following determinations in favor of the project by the Wyoming Environmental Quality Council (“WEQC”) with respect to a third-party objection, which included a WEQC direction that the WDEQ Permit be approved by the WDEQ.  The WDEQ Permit includes the approval of the first mine unit, as well as the Wildlife Management Plan, including a positive determination of the protective measures at the project for the greater sage-grouse species.

In March 2010, the U.S. Fish and Wildlife Service (“USFWS”) submitted a finding of “warranted for listing but precluded by higher priorities” with regard to the greater sage-grouse, whose habitat includes Wyoming.  A finding that listing is “warranted but precluded” results in recognition of the greater sage-grouse as a candidate for listing. This finding is reconsidered annually, taking into account changes in the status of the species. When higher priority listing actions have been addressed by the USFWS for other species, a proposed listing rule is prepared and issued for public comment. This means that until the USFWS finalizes a listing determination, the greater sage-grouse will remain under state management. Pursuant to a settlement agreement, issued as a consent decree of a federal district court, the USFWS is scheduled to make a listing decision on or before September 30, 2015.  Based upon a federal statutory mandate that no funds be expended on the project during FY 2015, the timing for a listing decision is likely delayed.  There is also litigation pending challenging the propriety of such a listing decision, based upon the content of the settlement agreement.

Meanwhile, in related regulatory processes, the BLM has prepared and published for public comment amendments to eleven Resource Management Plans (“RMPs”), related to the greater sage-grouse.  Included in these RMPs are proposals to designate millions of acres of federal lands currently open for mineral location as lands to be withdrawn from such mineral status.  The final environmental impact statements and records of decisions on most of the RMPs have not been issued, but are expected during 2015.  The outcomes and records of decision are anticipated to be litigated and therefore may be several years into the future before resolution.  As well, any permanent withdrawal of lands from mineral location would require Congressional action.

As a part of the Lost Creek WDEQ Application, we submitted a Wildlife Protection Plan addressing, among other issues, the sage-grouse. The Wyoming Game and Fish Department (“WGFD”) reviewed and recommended the Wildlife Management Plan to the WDEQ, including findings that the Wildlife Management Plan meets all of the protection measures for the greater sage-grouse species, and is consistent with the Wyoming Governor’s Executive Order on the sage-grouse.  Following WGFD’s recommendation, the Lost Creek Wildlife Management Plan was incorporated into the WDEQ Permit, and subsequently upheld by the WEQC rulings.

The State of Wyoming has developed a “core-area strategy” to help protect the greater sage-grouse species within certain core areas of the state.  Exploration areas of our Lost Creek property are all within a designated core area and are thus subject to work activity restrictions from March 1 to July 15 of each year.  The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage-grouse.  Drilling activity is not restricted outside this period. The sage-grouse timing restrictions relevant to ISR production and operational activities at the Lost Creek Project are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. Therefore, there are no timing restrictions on drilling, construction, or operational activities within pre-approved disturbed areas within our permit to mine.

Additional authorizations from federal, state and local agencies for the Lost Creek project include:  WDEQ-Air Quality Division Air Quality Permit and WDEQ-Water Quality Division Class I Underground Injection Control

(“UIC”) Permit. The latter permit allows Lost Creek to operate up to five Class I injection wells to meet the anticipated disposal requirements for the life of the Lost Creek Project. The Environmental Protection Agency (“EPA”) issued an aquifer exemption for the Lost Creek project.  The WDEQ’s separate approval of the aquifer reclassification is a part of the WDEQ Permit. We also received approval from the EPA and the Wyoming State Engineer’s Office for the construction and operation of two holding ponds at Lost Creek.

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

Exploration and Development Properties

Our Five Projects Adjoining Lost Creek Together with the Lost Creek Project Form the Lost Creek Property

The LC East and LC West Projects (currently, approximately 5,260 acres (2,129 hectares) and 3,840 acres (1,554 hectares), respectively) were added to the Lost Creek Property in 2012. The two projects were formed through location of new unpatented lode mining claims and the asset exchange completed in February 2012 with Uranium One Americas, Inc., through which we acquired 175 unpatented mining claims and related data. In 2012, all baseline studies at LC East were initiated. In 2014, we  submitted applications for amendments of the Lost Creek licenses and permits to include development of LC East. We also located additional lode mining claims to secure the lands in what will be the LC East permit area. The East Mineral Trend (the “EMT”) is a second mineral trend of significance, in addition to the MMT at Lost Creek,  identified by historic drilling on the lands forming LC East.  Although geologically similar, it appears to be a separate and independent trend from the MMT.  The Lost Creek PEA recommends delineation drilling of identified resources in the EMT continue, together with baseline studies toward a goal of permitting future production.  As well, exploration drilling in the northern portions of the project is recommended.  We also intend to conduct exploration drilling of LC West to pursue extensions of the MMT in the HJ and KM horizons of the deposit.

The LC North Project (approximately 7,489 acres (3,031 hectares)) is located to the north and to the west of the Lost Creek Project. Historical wide-spaced exploration drilling on this project consisted of 161 drill holes.  In 2007, Ur‑Energy drilled 30 exploration holes in two areas immediately north of the Lost Creek Project.  In 2011, additional drilling was conducted on the LC North Project; in total, 105 holes and one well were drilled (total, 101,919 feet 31,065 meters)). Exploration drilling will be conducted at LC North to pursue the potential of an extension of the MMT in the HJ and KM horizons.

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

The EN Project (approximately 10,122 acres (4,096 hectares)) is adjacent to and east of LC South.  Ur-Energy has over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. Although no mineral resource is yet reported due to the limited nature of the data, the Lost Creek PEA continues to recommend that the EN project should be explored further with wide spaced framework drilling to assess regional alteration and stratigraphic relationships.

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

Outcrop at Lost Creek is exclusively that of the Battle Spring Formation.  Due to the soft nature of the formation, the Battle Spring Formation occurs largely as sub-crop beneath the soil. The alluvial fan origin of the formation yields a complex stratigraphic regime which has been subdivided throughout Lost Creek into several thick horizons dominated by sands, with intervening named mudstones. Lost Creek is currently licensed and permitted to produce from the HJ horizon; we are currently seeking amendment of the licenses to be able to produce from the KM horizon.

Pathfinder Mines Corporation:  Shirley Basin Mine Site (Shirley Basin, Wyoming) and Lucky Mc Mine Site (Gas Hills Mine District, Wyoming)

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

Both Lucky Mc and Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. We assumed the remaining reclamation responsibilities including financial surety for reclamation, at Shirley Basin and at the Lucky Mc mine site. The Lucky Mc tailings site was fully reclaimed and, at the time of our acquisition, was in the process of being transferred to the U.S. Department of Energy. Therefore, we assumed no obligations with respect to the Lucky Mc tailings site, which were retained by the seller upon closing, or the NRC license at the site.  We do not have plans for the further exploration or development of the Lucky Mc property during 2015.

Together with property holdings of patented lands, unpatented mining claims, and State of Wyoming and private leases totalling more than 5,500 acres (nearly 3,700 acres at Shirley Basin (approximately 1,500 hectares); approximately 1,800 at Lucky Mc (approximately 750 hectares)), we also acquired all historic geologic, engineering and operational data related to the two mine areas.  Our project at Shirley Basin (the “Shirley Basin Project”) is located in Carbon County, Wyoming, approximately 40 miles south of Casper, Wyoming.  The project is accessed by travelling west from Casper, on Highway 220.  After travelling 18 miles, turn south on Highway 487 and travel an additional 35 miles; the entrance to Shirley Basin Mine is to the east.

Under the terms of our acquisition of Pathfinder, we are obligated to pay a 5% production royalty on production at the Shirley Basin Project under certain market conditions. That royalty will be limited by the following market conditions: (i) if the reported spot price exceeds $55 prior to June 30, 2016 the 5% gross royalty is capped at $6,625,000; (ii) if the reported spot price exceeds $45, but does not exceed $55 prior to June 30, 2016 the royalty cap is reduced to $3,700,000; (iii) if the reported spot price does not exceed $45 prior to June 30, 2016 the royalty is terminated. The amount of production royalty, if triggered, may be purchased back at any time at our election.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the United States that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines.  We assumed the operation of the byproduct disposal site and accepted deliveries throughout 2014 under several existing contracts.

Preliminary Economic Assessment for Shirley Basin Uranium Project

In August 2014, we issued a Technical Report on Resources for the Shirley Basin Uranium Project Carbon County Wyoming (August 27, 2014). Subsequently, in January 2015, we issued a Preliminary Economic Assessment for the Shirley Basin Uranium Project Carbon County Wyoming, January 27, 2015 (the “Shirley Basin PEA”).  The current mineral resources at the Shirley Basin Project are estimated as follows:

Shirley Basin Uranium Project - Resource Summary

	MEASURED			INDICATED
RESOURCE	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
AREA	% eU3O8	(X 1000)	(X 1000)	(X 1000)	(X 1000)	(X 1000)
FAB TREND	0.280	1,172	6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295
			MEASURED & INDICATED	0.230	1,915	8,816

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Based on grade cutoff of 0.020 percent eU3O8 and a grade x thickness cutoff of 0.25 GT.
4.	Measured, Indicated, and Inferred Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2014)).
5.	Resources are reported through July 2014.
6.	All reported resources occur below the historical, pre-mining static water table.
7.	Sandstone density is 16.0 cu. ft./ton.

Information shown in the table above differs from the disclosure requirements of the SEC.  See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

The Shirley Basin mineral resource estimate includes drill data and analyses of more than three thousand holes and nearly 1.2 million feet of historic drilling at the Shirley Basin Project which were acquired with the acquisition of Pathfinder.  We drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate.

Shirley Basin History and Geology

The Shirley Basin property lies in the northern half of the historic Shirley Basin uranium mining district (the “District”), which is the second most prolific uranium mining district in Wyoming. Earliest discoveries were made in 1954 by Teton Exploration. This was followed by an extensive claim staking and drilling rush by several companies in 1957.  Several important discoveries were made and the first mining was started in 1959 by Utah Construction Corp. (predecessor to Pathfinder). Underground mining methods were initially employed but encountered severe groundwater removal problems, so in 1961 Utah Construction switched to solution mining methods. This was the first commercially successful application of in situ solution mining recovery (ISR) for uranium in the United States. In 1968 market and production needs caused Utah Construction to move to open-pit mining and a conventional mill.  All production within the district since that time has been by open-pit methods.

Several companies operated uranium mines within the District, however three companies were dominant. Utah Construction/Pathfinder’s efforts were focused in the northern portions of the District, while Getty was largely in the central portions, and Kerr-McGee was in the southern portions. In 1960 Getty and Kerr-McGee joined together as Petrotomics Company to build a mill for joint processing of their production. The last mining in the District ended in 1992 when Pathfinder shut down production due to market conditions. Total production from Shirley Basin was 51.3 million pounds of uranium, of which 28.3 million pounds came from the Utah Construction/Pathfinder operations which we now own.

Resources which we are currently targeting for ISR production represent unmined extensions of mineral trends addressed in past open-pit mines. These extensions had been targeted for mining but were abandoned with shut-down of the mining operations in 1992.

The Shirley Basin mining district lies in the north-central portions of the Shirley Basin geologic province, which is one of several inter-montane basins in Wyoming created  35-70 million years ago (mya) during the Laramide mountain building event. The Basin is floored by folded sedimentary formations of Cretaceous age (35-145 mya). These units were tilted by Laramide tectonic forces and subsequently exposed to erosion, creating a “paleo-topographic” surface. In the northern half of the Basin the Cretaceous units were later covered by stream sediments of the Wind River Formation of Eocene age (34-56 mya) which filled paleo-drainages cut into a paleo-topographic surface. The source of the Wind River sediments is granitic terrain within the nearby Laramie Range to the east and the Shirley Mountains to the southwest. The Wind River Formation was subsequently covered by younger volcanic ash-choked stream sediments of the White River and Arikaree Formations of Oligocene age (23-34 mya) and Miocene age (5-23 mya),  respectively.

The Wind River Formation is the host of all uranium mineralization mined within the Shirley Basin mining district. The lithology of the Wind River Formation is characterized by multiple thick, medium to coarse grained sandstones separated by thick claystone shale units.  The individual sandstones and shales are typically 20 to 50 feet thick. Total thickness of the Wind River Formation ranges from approximately 400 to 500 feet. The two most dominant sandstones are named the Main and Lower Sands. The Lower Sand represents the basal sand unit of the Wind River Formation and in places lies directly above the underlying Cretaceous formations.

Uranium occurs as roll front type deposits along the edge of large regional alteration systems within sandstone units of the Wind River Formation. The source of the uranium is considered to be the volcanic ash content within the overlying White River Formation and also granitic content within the Wind River Formation itself.  The Main and Lower Sands are the primary hosts to mineralization which we are currently targeting for ISR development.  Studies we conducted in 2014, as well as previous studies by Pathfinder in the late 1990s, indicate that this mineralization is amenable to ISR extraction. The primary target is called the FAB Trend which represents the connecting mineral trend between two past-produced open-pits. A secondary target called Area 5 was also an ISR target for Pathfinder prior to shut-down of their mining operations in 1992.

Lost Soldier Project – Great Divide Basin, Wyoming

Acquired in 2005, the Lost Soldier project is located approximately 14 miles (22.5 kilometers) to the northeast of the Lost Creek Project. Lost Soldier has over 3,700 historic drill holes defining 14 mineralized sandstone units.  We maintain 143 unpatented mining claims at Lost Soldier, totaling approximately 2,710 mineral acres.  While we don’t currently view this property as individually material, we anticipate that further technical work on Lost Soldier will continue to be completed as corporate priorities are determined for the exploration and development of the Lost Creek Property and Shirley Basin, and funding may be allocated to the Lost Soldier project.

The Bootheel Project, LLC and The Bootheel Project – Shirley Basin, Wyoming

Jet Metal Corp., formerly Crosshair Energy Corporation (“Jet Metal”) has been the manager of The Bootheel Project, LLC venture since 2007.  Following a decision to not fund our portion of the budget for the venture’s budget year ending March 31, 2012, our ownership interest was reduced from 25% to approximately 19%. Since that budget year, we have participated in the project’s budgets and programs, although both programs have been nominal maintenance programs. In February 2013, the private mineral lease agreements for the Bootheel property of the project expired and were not renewed. Portions of the minerals included in the technical report issued by Crosshair, are located on the leased lands at the Bootheel property. In June 2013, the Management Committee of the Bootheel Project chose to abandon certain unpatented mining claims at the Bootheel property, while retaining mining claims and the State of Wyoming uranium lease on which the remaining mineral resource is located. There is no reported mineral resource at the Buck Point property. In June 2013, the Management Committee determined to abandon all unpatented mining claims at Buck Point. Subsequently, the State of Wyoming mineral lease at Buck Point was relinquished. As a result, Ur-Energy’s investment in the Buck Point property was written off in 2013, at the same time that an impairment analysis of the remaining investment at the Bootheel property resulted in a $37,000 write-down because it was determined that the carrying cost was greater than the enterprise value of the underlying mineral resource.  There was no activity other than land maintenance (payment of maintenance for unpatented mining claims and of state lease rentals) during 2014.  We do not anticipate further exploration or development work being conducted during 2015.

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. Because of their greater financial and technical resources, competitive bidding processes involving such companies will be challenging; this competition extends to the further acquisition of properties and also equipment, contractors and personnel required to explore and develop such properties. Additionally, these larger companies have greater resources to continue with their operations during periods of depressed market conditions.

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

December 31 of [year]	2009	2010	2011	2012	2013	2014
Spot price (US$)	$ 44.50	$ 62.25	$ 51.88	$ 43.38	$ 34.50	$ 35.50
LT price (US$)	$ 61.00	$ 66.00	$ 62.00	$ 56.50	$ 50.00	$ 49.50

End of [month]	Aug-14	Sep-14	Oct-14	Nov-14	Dec-14	Jan-15	Feb.22 (wk of 3.2.15)
Spot price (US$)	$ 31.50	$ 35.40	$ 36.68	$ 39.50	$ 35.50	$ 37.00	$ 38.38
LT price (US$)	$ 44.00	$ 45.00	$ 45.00	$ 49.50	$ 49.50	$ 49.50	$ 49.50

Government Regulation

As set forth above, our exploration projects and operations at Lost Creek and our other projects in Wyoming where exploration, development and operations are taking place, are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws govern exploration, development, production, exports, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

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

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the Safe Drinking Water Act allows for the UIC permits issued by states to satisfy the UIC permit required under the Safe Drinking Water Act under two conditions. First, the state's program must have been granted primacy, as is the case in Wyoming. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site. The EPA commenced a rulemaking with its publication of 40 CFR Part 192 rules in early 2015. These proposed rules effectively seek to expand EPA jurisdiction in restoration of groundwater within an exempted aquifer, and propose to extend the time for monitoring such restoration and stabilization requirement for as much as thirty years following production.  As proposed, the rules implicate

RCRA, SDWA and Uranium Mill Tailings Radiation Control Act (UMTRCA) standards.  The rulemaking is likely to take substantial time to complete and it is uncertain what the final rules will require.  It is not unlikely that additional requirements with attendant costs will result.

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

Employees

At December 31, 2014, Ur-Energy USA employed 28 people in its Littleton, Colorado (14) and Casper, Wyoming (14) offices.  Lost Creek ISR, LLC employed 56 people at the Lost Creek Culver-Douglas Uranium Recovery Facility near Wamsutter, Wyoming.  None of our other subsidiaries had employees in 2014.

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

Available Information

Detailed information about Ur-Energy is contained in our annual reports, quarterly reports, current reports on Form 8‑K, and other reports, and amendments to those reports that we file with or furnish to the SEC and the Canadian regulatory authorities. These reports are available free of charge on our website, www.ur-energy.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the Canadian regulatory authorities.  However, our website and any contents thereof should not be considered to be incorporated by reference into this Annual Report on Form 10-K.

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

Other information relating to Ur-Energy may be found on the SEC’s website at http://www.sec.gov/edgar.shtml or on the SEDAR website at www.sedar.com.  Our reports can be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549.

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

Mining operations generally involve a high degree of risk. We continue to ramp up our production activities at our first uranium in situ recovery facility at Lost Creek, where production activities commenced in the second half of 2013. Our operations at Lost Creek and other projects as they continue in development will be subject to all the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, including unusual and unexpected geological formations, unanticipated metallurgical difficulties, water management including waste water disposal capacity, equipment malfunctions, other conditions involved in the drilling and removal of material through pressurized injection and production wells,  radiation safety and industrial accidents, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability.

Our property interests and our projects are subject to volatility in the price of uranium.

The price of uranium is volatile. Changes in the price of uranium depend on numerous factors beyond our control including international, economic and political trends; changes in public acceptance of nuclear power generation as a result of any future accidents or terrorism at nuclear facilities, including the longer-term effects on the market due to the events following the earthquake and tsunami affecting the Fukushima nuclear plant in Japan; changes in governmental regulations; expectations of inflation; currency exchange fluctuations; interest rates; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties cannot accurately be predicted.  Because most of our properties are in exploration and development stage and Lost Creek commenced operations just over a year ago, it is not yet possible for us to control the impact of fluctuations in the price of uranium.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities expensive, and which may change at any time.

Environmental legislation and regulation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Included in this evolution are the possible listing of the greater sage-grouse as an endangered species, EPA rules promulgated relating to maintenance of tailings facilities and holding ponds, as well as UMTRCA, RCRA and SDWA restoration and stabilization requirements, all as discussed elsewhere in this annual report.  These are not the only laws and regulations which are the subject of discussion and proposed more restrictive changes.  Moreover, compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties and mining and energy production activities have occurred near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential for liability may exist under federal or state remediation statutes.

The uranium mining industry is capital intensive, and we may be unable to raise necessary additional funding.

Additional funds likely may be required to fund working capital or to fund exploration and development activities at our properties other than Lost Creek, including Shirley Basin. Potential sources of future funds available to us, in addition to the sales proceeds from Lost Creek production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets. There is no assurance that such funding will be available to us to continue development or future exploration. Furthermore, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. In addition, any future equity financings may result in substantial dilution for our existing shareholders.

Our mineral resource estimates may not be reliable and we need to develop additional resources to sustain ongoing operations.

Until reserves or resources are actually mined and processed, the quantity of resources and grades must be considered as estimates only. There are numerous uncertainties inherent in estimating quantities of resources, including many factors beyond our control, and no assurance can be given that the recovery of estimated reserves or resources will be realized. In general, estimates of resources are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

•	geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;
•	the judgment of the geologists, engineers and other professionals preparing the estimate;
•	estimates of future uranium prices and operating costs;
•	the quality and quantity of available data;
•	the interpretation of that data; and
•	the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

All estimates are, to some degree, uncertain. For these reasons, estimates of the recoverable mineral resources prepared by different engineers or by the same engineers at different times, may vary substantially. As such, there is significant uncertainty in any mineral resource estimate and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

As well, because we are now in operation and are depleting our known resource at Lost Creek, we must continue to conduct exploration and develop additional mineral resources. While there remain large areas of Lost Creek Property which require additional exploration, and we have identified mineral resources at our Shirley Basin Project (which is still in the exploration stage), we will need to continue to explore our other mineral properties in Wyoming or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations.

Restrictive covenants in agreements governing our indebtedness may restrict our ability to pursue our business strategies.

Our State Bond Loan and the RMBAH facility, under which we have received approximately $44 million in debt financing, include restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness, which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness.

If we are unable to service our indebtedness, we could lose the assets securing our indebtedness.

Our ability to make scheduled payments and satisfy other covenants (including financial covenants) in the State Bond Loan and the RMBAH facility depends on our financial condition and operating performance, which are subject to prevailing economic, competitive, legislative and regulatory conditions beyond our control. We may be unable to generate a level of cash flow from operating activities sufficient to permit us to pay the principal, interest and other fees on our indebtedness.

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

Our business is subject to extensive federal, state, provincial and local laws governing prospecting and development, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, environmental protection, endangered species protections, and other matters. Exploration, development and production operations are also subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, and particularly to uranium recovery, to monitor the discharge of waste water and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation.  Many of these laws and regulations have tended to become more stringent over time.  Any change in such laws could have a material adverse effect on our financial condition, cash flow or results of operations.  There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. Further, there is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted.

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

Our future prospects are tied directly to the electrical utility industry worldwide. Deregulation of the utility industry, particularly in the United States and Europe, is expected to affect the market for nuclear and other fuels for years to come, and may result in a wide range of outcomes including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of the nuclear technology as a means of generating electricity.  Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry.  Following the events of March 2011 in Fukushima Japan, a reaction worldwide called into question the public’s confidence in nuclear energy and technology, the effects of which are still apparent in many countries around the world.

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

Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as uranium prices, which are highly cyclical, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of uranium and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

We are subject to risks associated with litigation and other legal proceedings.

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation or other proceedings. Additionally, it is not unlikely that we may find ourselves involved directly or indirectly in legal proceedings, in the form of administrative proceedings or litigation, arising from challenges to regulatory actions as described elsewhere in this annual report. Such administrative proceedings and litigation related to regulatory matters may delay or halt exploration or development of our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, ability to operate, results of operations or our property development.

The uranium industry is highly competitive and is competitive with other energy sources.

The international uranium industry is highly competitive. Our activities are directed toward the search, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that the expenditures to be made by us will result in discoveries of commercial quantities of uranium deposits. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. We will compete with other interests, many of which have greater financial resources than we have, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration and development efforts.

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

Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States Mining Law of 1872, as amended. Such bills have proposed, among other things, to (i) either eliminate or greatly limit the right to a mineral patent; (ii) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (iii) impose a federal royalty on production from unpatented mining claims; (iv) impose time limits on the effectiveness of plans of operation that may not coincide with mine life, (v) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims, (vi) establish a mechanism that would allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. general mining laws, and (vii) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.

If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development and the economics of existing operating mines. Passage of such legislation could adversely affect our financial performance.

Additionally, as noted in other risk factors, there are currently proposed withdrawals of federal lands for the purposes of mineral location and development. While such proposals are not yet final and would require further Congressional action, if they were to occur, it is uncertain whether such withdrawals would affect in any manner our current mineral projects in Wyoming.

Acquisitions and integration may disrupt our business.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisitions would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired company, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

We do not have an earnings record, and we have never paid dividends.

We do not have an established earnings record, having only commenced operations in the second half of 2013. We have not paid dividends on our Common Shares since incorporation and do not anticipate doing so in the foreseeable future. Payments of any dividends will be at the discretion of our Board after taking into account many factors, including our financial condition and current and anticipated cash needs.

We depend on the services of our management, key personnel, contractors and service providers.

Shareholders will be relying on the good faith, experience and judgment of our management and advisors in supervising and providing for the effective management of the business and our operations and in selecting and developing new investment and expansion opportunities. We may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel, the availability of which cannot be assured, particularly in the current labor markets in which we recruit our employees and the somewhat remote locations for which employees are needed.  As well, the skilled professionals with expertise in engineering and process aspects of in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few such professionals with both expertise and experience. We will need to hire additional employees as we develop the Shirley Basin Project. We will continue to be dependent on a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

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

We are dependent on information technology systems, which are subject to certain risks.

We depend upon information technology systems in a variety of ways throughout our operations.  Any significant breakdown of those systems, whether through virus, cyber-attack, security breach, theft, or other destruction, invasion or interruption, or unauthorized access to our systems, could negatively impact our business and operations. To the extent that such invasion, cyber-attack or similar security breach results in disruption to our operations, loss or disclosure of, or damage to, our data and particularly our confidential or proprietary information, our reputation, business, results of operations and financial condition could be materially adversely affected.  Our systems, internal controls and insurance for protecting against such cyber security risks may be insufficient.  Although to date we have experienced no such attack resulting in material losses, we may suffer such losses at any time in the future.  We may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate, restore or remediate any information technology security vulnerabilities.

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

As a result of the Canadian Foreign Affiliate Dumping Rules,  any foreign purchaser of more than 10% of the Common Shares may be subject to adverse Canadian tax consequences.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  MINE SAFETY DISCLOSURE

Our operations and other activities at Lost Creek are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

PART II

Item 5.  MARKET FOR registrant’s COMMON EQUITY,  RELATED STOCKHOLDER MATTERS and issuer purcHases of equity securities

Market Information

Since July 24, 2008, Ur-Energy’s Common Shares have been listed for trading on the NYSE MKT (formerly, NYSE Amex Equities) exchange under the trading symbol “URG.” The following table sets forth the price range per share and trading volume for the Common Shares:

	NYSE
	Common Shares
	Volume	High	Low
Quarter Ending		US$
March 31, 2013	11,184,300	0.98	0.72
June 30, 2013	33,595,300	1.34	0.74
September 30, 2013	30,110,900	1.39	0.92
December 31, 2013	35,868,000	1.48	1.00

March 31, 2014	73,612,000	1.99	1.22
June 30, 2014	75,340,500	1.69	1.00
September 30, 2014	50,474,000	1.37	1.00
December 31, 2014	34,209,800	1.07	0.73

January 1, 2015 to February 27, 2015	8,846,200	0.96	0.75

Since November 29, 2005, Ur-Energy’s Common Shares have been listed and posted for trading on the Toronto Stock Exchange under the trading symbol “URE.” The following table sets forth the price range per share and trading volume for the Common Shares:

	TSX
	Common Shares
	Volume	High	Low
Quarter Ending		CDN$
March 31, 2013	4,510,300	0.98	0.73
June 30, 2013	8,373,000	1.37	0.76
September 30, 2013	8,248,800	1.41	0.96
December 31, 2013	7,312,500	1.57	1.02

March 31, 2014	14,969,500	2.21	1.36
June 30, 2014	12,264,500	1.87	1.08
September 30, 2014	5,760,800	1.46	1.11
December 31, 2014	6,899,900	1.22	0.83

January 1, 2015 to February 27, 2015	1,962,800	1.19	0.94

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares.  As of March 2,  2014, 129,733,052 Common Shares are issued and outstanding and no preferred shares are issued and outstanding.  We estimate that we have approximately 17,300 beneficial holders of our Common Shares.  The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders.  The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the company in the event of a liquidation, dissolution or winding up.

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

Shareholder Rights Plan

Ur-Energy maintains a shareholder rights plan (the “Rights Plan”) designed to encourage the fair and equal treatment of shareholders in connection with any take-over bid for the company's outstanding securities.  The Rights Plan is intended to provide the Board with adequate time to assess a take-over bid, to consider alternatives to a take-over bid as a means of maximizing shareholder value, to allow competing bids to emerge, and to provide our shareholders with adequate time to properly assess a take-over bid without undue pressure. The Rights Plan was reconfirmed by shareholders at Ur-Energy’s annual and special meeting of shareholders on May 10, 2012.  It is anticipated that that Rights Plan will be on the agenda for reconfirmation at the upcoming 2015 Annual Meeting of Shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2014.  Directors, officers, employees, and consultants are eligible to participate in the Option Plan.  Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (C$)	Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by securityholders (1)	17,502,690	$ 1.19	384,169
Equity compensation plans not approved by security-holders	-	-	-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 8,468,614 outstanding stock options under the 2005 Stock Option Plan.
(3)

Represents 247,778 Common Shares remaining available for issuance under the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 and 136,391 Common Shares available under the Ur-Energy Amended Restricted Share Unit Plan.

Recent Sales of Unregistered Securities

On December 19, 2013, we closed a private placement through which we issued 4,709,089 share units which comprised one Common Share and one-half warrant for the purchase of Common Shares (for a total of 7,063,634 shares).  The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Regulation D thereof, as a transaction by an issuer not involving a public offering.  To the extent that purchasers were outside the United States, reliance was placed on Regulation S. Proceeds from this private placement were used for development and construction of our Lost Creek project and general corporate purposes.

On April 4, 2013, we issued 1,000,000 Common Shares, through a private placement, in consideration of a purchase agreement by which we repurchased a royalty interest at the Lost Creek Project. The issuance of these securities was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) and Regulation D thereof, as a transaction by an issuer not involving a public offering.

During the fiscal year ended December 31, 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2014.

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

The following graph illustrates the period from December 31, 2009 to December 31, 2014 and reflects the cumulative shareholder return of an investment in our Common Shares compared to the cumulative return of an investment in (a) the Russell 3000 Index, (b) the NYSE MKT Composite Index, and (c) the average of a peer group consisting of Denison Mines Corp., Uranium Energy Corp., Uranerz Energy Corporation and

Uranium Resources, Inc. since December 31, 2009, assuming that US$100 was invested and, where applicable, includes the reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
Ur-Energy Inc.	100	378	110	106	178	118
NYSE MKT Index	100	121	125	129	133	134
Russell 3000	100	115	114	130	170	187
Peer Average	100	289	102	77	160	113

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2014,  2013, 2012, 2011 and 2010, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Reference should also be made to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

SUMMARY OF FINANCIAL CONDITION

(Amounts in thousands of U.S. Dollars except per share data)

	As of December 31
	2014	2013	2012	2011	2010
Working capital	(2,645)	(242)	15,532	21,990	32,713
Current assets	9,346	10,432	18,210	23,566	34,047
Total assets	104,451	105,336	69,483	64,565	75,991
Current liabilities	11,991	10,674	2,678	1,576	1,334
Long-term liabilities	60,359	55,998	1,168	-	-
Shareholders' equity	32,101	38,664	65,637	62,989	74,657

	Year ended December 31
	2014	2013	2012	2011	2010
Revenue	29,349	7,616	Nil	Nil	Nil
Net loss for the period	(8,749)	(30,353)	(17,558)	(16,443)	(15,934)

Loss per common share: Basic and diluted	(0.07)	(0.25)	(0.15)	(0.16)	(0.16)

Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

No dividends were paid during these five years.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with US GAAP.

2014 Developments

Lost Creek Property – Great Divide Basin, Wyoming

Uranium production at Lost Creek was initiated in August 2013. During 2014,  547,992 pounds of U3O8 were dried and drummed at the Lost Creek plant, and ultimately 517,760 pounds were sold to utility customers.    Throughout 2014, production head grade exceeded technical projections and averaged 149.5 mg/l U3O8. For the year.  Production head grades have exceeded technical projections for all six quarters of production since commencement of operations.

We worked throughout the year to improve plant and wellfield efficiencies based on lessons learned throughout the commissioning process. Flow rates were intentionally reduced at various times during 2014 to effectively manage production rates while the new plant and water management systems were commissioned, including modifications to production practices and disposal capacities. As a part of these practices, we modified filter press use, better utilized our holding ponds and drilled a third deep disposal well.  Subsequent to year-end, we have completed the commissioning of the reverse osmosis (“RO”) units.

We initially budgeted to produce approximately 1.0 million pounds of U3O8, and expected to sell approximately one-third of the production into our existing sales agreements. In response to the decline in the spot market during the first half of 2014, we revised our guidance in May to reflect production levels which would permit us to deliver into our contractual commitments, with excess production to be utilized either for future delivery obligations or discretionary transactions.

Work continued in the development of our wellfield, with additional header houses being brought online throughout the year, as production required. At year end, we had seven header houses operational; subsequently two additional header houses were brought online in early 2015. We continued wellfield construction and development in Mine Unit 1 throughout the year. Subsequent to the end of the year, we commenced an exploration drill program at Lost Creek, which is anticipated to include approximately 100 holes.

Lost Creek Regulatory and Legal Proceedings

After receiving notice of final operational clearance from the NRC, we commenced production activities at Lost Creek in August 2013. Subsequent to those final approvals, we have made necessary additional filings for approvals of ongoing operations at Lost Creek  (e.g., wellfield development; authorizations related to the new deep disposal well).  In September 2014, we filed applications for amendment of all Lost Creek permits and licenses to include recovery from the KM horizon and LC East operations.

In November 2012, a Wyoming-based group initiated an administrative proceeding requesting review by the State Director’s Office of the BLM of the Bureau of Land Management’s Record of Decision (“ROD”) (issued in October 2012). The review was completed in May 2014, with a decision affirming the ROD.

Corporate Transactions and Financing Developments

RMB Australia Holdings Limited

We established a banking relationship with RMB Australia Holdings Limited (“RMBAH”) in 2013 which allowed for various financings during 2013. The first facility remained available for redraw related to the Pathfinder acquisition, and $5.0 million was redrawn on the facility in December 2013. Amendments to the facility were agreed to in March 2014, permitting an additional $1.5 million drawdown in March, and a subsequent drawdown of $3.5 million as a revolver facility in August. This loan facility is secured by the Pathfinder assets.

Off Take Sales Agreements

We currently have nine off take sales agreements with various North American utilities. In March 2014, we entered into a uranium sales arrangement for production in 2014 and 2016. This arrangement calls for annual deliveries ranging between 150,000 to 250,000 pounds of uranium concentrate and was amended to include additional deliveries in 2015. More recently, in February 2015, we execute another multi-year agreement for sales of 200,000 pounds of uranium concentrates annually. The February 2015 and March 2014 off take agreements supplement earlier off take arrangements which were completed beginning in 2011.

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2015	630,000 pounds
2016	662,000 pounds
2017	600,000 pounds
2018	500,000 pounds
2019	400,000 pounds
2020	200,000 pounds

Technical Developments

We commissioned and issued an independent, NI 43-101 technical report on Shirley Basin,  “Technical Report on Resources Shirley Basin Uranium Project Carbon County, Wyoming” dated August 27, 2014 (the “Shirley Basin Technical Report”). This was the first technical report on mineral resources issued for Shirley Basin.  Subsequently, on January 27, 2015, we commissioned and issued a second independent, NI 43-101 report on Shirley Basin: the “Preliminary Economic Assessment Shirley Basin Uranium Project Carbon County, Wyoming,” (“Shirley Basin PEA”).  The Shirley Basin PEA suggests the possible viability of the project, based upon analyses of metallurgy and recoverability, engineering, and economics including costs of capital expenditures and operating costs. The Shirley Basin Technical Report was based primarily on analyses of historic drill hole data acquired with the purchase of the property. In addition, we drilled 14 confirmation holes prior to the preparation of the report.  The mineral resources  for the Shirley Basin Project were estimated in the Technical Report, and considered for economics and recoverability in the Shirley Basin PEA. The mineral resource estimate is set forth above, in Items 1 and 2. Business and Properties – Shirley Basin Project – Shirley Basin.

The Bootheel Project, LLC

In April 2014, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2015, which is the fiscal year end of The Bootheel Project, LLC.   No additional exploration or development activities are planned at this time.

Management Changes

In March 2014, James A. Bonner joined us as Vice President Geology.  Mr. Bonner is a Professional Geologist with 23 years in the uranium exploration and development industry, 3 years in the oil and gas industry and 13 years in environmental engineering consulting. He comes to Ur-Energy having most recently served as Vice President of Exploration for Powertech (USA), Inc. Mr. Bonner is a Registered Professional Geologist and a Certified Professional Geologist, and is a member of the Geological Society of America, the American Institute of Professional Geologists and the Society for Mining, Metallurgy and Exploration. Mr. Bonner received a Bachelor of Science in Geology from the University of Wyoming. John Cash, who has served as our Vice President Regulatory Affairs, Exploration and Geology since 2011, continues to serve the Company as Vice President, Regulatory Affairs.

2014 Results of Operations

U3O8 Sales and Production

During 2014,  596,176 pounds of U3O8 were captured within the Lost Creek plant. 547,992 of those pounds were packaged in drums and 562,533 pounds of the drummed inventory were shipped to the conversion facility where 517,760 pounds were sold to utility customers.  Inventory, production and sales figures for the Lost Creek Project are as follows:

Inventory, Production and Sales Analysis	Unit	2014 Q4	2014 Q3	2014 Q2	2014 Q1	Year to date

Pounds captured	lb	149,564	131,331	116,708	198,573	596,176
Ad valorem and severance tax	$000	$1,163	$313	$212	$737	$2,425
Wellfield cash cost (1)	$000	$881	$1,012	$912	$1,196	$4,001
Wellfield non-cash cost (1)(2)	$000	$1,350	$1,349	$1,350	$1,350	$5,399
Ad valorem and severance tax per pound captured	$/lb	$7.78	$2.38	$1.82	$3.71	$4.07
Cash cost per pound captured	$/lb	$5.89	$7.71	$7.81	$6.02	$6.71
Non-cash cost per pound captured	$/lb	$9.02	$10.28	$11.56	$6.80	$9.06

Pounds drummed	lb	117,160	125,915	133,684	171,233	547,992
Plant cash cost (3)	$000	$1,553	$1,703	$1,625	$1,902	$6,783
Plant non-cash cost (2)(3)	$000	$507	$504	$502	$503	$2,016
Cash cost per pound drummed	$/lb	$13.26	$13.53	$12.15	$11.11	$12.38
Non-cash cost per pound drummed	$/lb	$4.33	$4.00	$3.76	$2.94	$3.68

Pounds shipped	lb	102,071	126,499	163,747	170,216	562,533
Distribution cash cost (4)	$000	$113	$(31)	$117	$152	$351
Cash cost per pound shipped	$/lb	$1.10	$(0.24)	$0.71	$0.89	$0.62

Pounds sold	lb	100,000	100,000	207,760	110,000	517,760
U3O8 sales	$000	$6,603	$5,996	$7,197	$6,723	$26,519
Average long-term contract price	$/lb	$66.03	$59.96	$34.64	$61.12	$51.22
Average spot price (5)	$/lb	$-	$-	$-	$-	$-
Average price per pound sold	$/lb	$66.03	$59.96	$34.64	$61.12	$51.22

Cost of sales (6)	$000	$3,697	$3,752	$6,761	$3,648	$17,858
Ad valorem and severance tax cost per pound sold	$/lb	$3.18	$2.52	$3.11	$3.78	$2.48
Cash cost per pound sold	$/lb	$20.32	$20.77	$17.45	$19.39	$19.73
Non-cash cost per pound sold (2)	$/lb	$13.47	$14.23	$11.98	$9.99	$12.28
Total cost per pound sold	$/lb	$36.97	$37.52	$32.54	$33.16	$34.49

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

[2]

Non-cash costs include depreciation of plant equipment, capitalized ARO costs and amortization of the investment in the mineral property acquisition costs.  The expenses are calculated on a straight line basis so the expense is constant for each quarter.  The cost per pound from these costs will therefore vary based on production levels only.

[3]	Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.

[4]	Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.
[5]	There were no spot sales in 2014.
[6]	Cost of sales include all production costs (notes 1, 2 and 3) adjusted for changes in inventory values.

Cash cost per pound and non-cash cost per pound for produced and sold uranium presented in the table above are non-US GAAP measures.  These measures do not have a standardized meaning or a consistent basis of calculation under US GAAP.  These measures are used to assess business performance and may be used by certain investors to evaluate performance.  To facilitate a better understanding of these measures, the tables below present a reconciliation of these measures to the financial results as presented in our financial statements.

Average Price Per Pound Sold Reconciliation	Unit	2014 Q4	2014 Q3	2014 Q2	2014 Q1	Year to date

U3O8 Sales (a) [1]	$ 000	$6,603	$5,996	$7,197	$6,723	$26,519

Pounds sold (b)	lb	100,000	100,000	207,760	110,000	517,760

Average price per pound sold (a ÷ b)	$/lb.	$66.03	$59.96	$34.64	$61.12	$51.22

Notes:

[1]

Does not include $2.5 million recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average realized price per pound (see note 18 to the financial statements).

U3O8 sales of $26.5 million for the year were based on selling 517,760 pounds at an average price of $51.22, which resulted from meeting all of our contractual delivery requirements with no additional spot sales.  We also recognized $2.5 million in revenue from two deliveries which were monetized in 2013, but completed in 2014. Finally, we recognized $0.3 million of disposal fees at the Shirley Basin Project.  This resulted in total sales of $29.3 million as reported in the financial statements.

Total Cost Per Pound Sold Reconciliation	Unit	2014 Q4	2014 Q3	2014 Q2	2014 Q1	Year to date

Ad valorem and severance taxes	$000	$1,163	$314	$212	$736	$2,425
Wellfield costs	$000	$2,230	$2,361	$2,262	$2,546	$9,399
Plant costs	$000	$2,060	$2,207	$2,127	$2,405	$8,799
Distribution costs	$000	$112	$(31)	$117	$152	$350
Inventory change	$000	$(1,868)	$(1,099)	$2,043	$(2,191)	$(3,115)
Cost of sales (a)	$000	$3,697	$3,752	$6,761	$3,648	$17,858

Pounds sold (b)	lb	100,000	100,000	207,760	110,000	517,760

Cost per pound sold (a ÷ b) [1]	$/lb.	$36.97	$37.52	$32.54	$33.16	$34.49

[1]

The cost per pound sold reflects both cash and non-cash costs, which are combined as cost of sales in the statement of operations included in this filing.  The cash and non-cash cost components are identified in the above inventory, production and sales table.

The cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield, plant and site operations including the related depreciation and amortization of capitalized assets, reclamation and mineral property costs, plus product distribution costs. These costs are also used to value inventory and the resulting inventoried cost per pound is compared to the estimated sales prices based on the contracts or spot sales anticipated for the distribution of the product. Any costs in excess of the calculated market value are charged to cost of sales.

Production costs generally declined throughout the year with the exception of severance and ad valorem taxes.  In November 2014, the State of Wyoming retroactively increased the industry factor used in calculating the taxable value of the extracted uranium by 31%. The one-time retroactive adjustment to the tax expense was reflected in the fourth quarter resulting in significantly higher extraction costs per pound in that quarter. In addition, production was lower in the fourth quarter which also resulted in a higher cost per pound as many of our costs are stable regardless of volume. This is reflected in a higher cost per pound sold for the quarter compared to the previous quarters and a higher valuation of the cost per pound in ending inventory. As many of our costs are fixed, a lower production level will result in a higher cost per pound. We would expect to see the cost per pound decrease as production levels increase.

The resulting gross profit for the year was $11.5 million, which represents a gross profit margin of approximately 39%. We had an operating loss of $7.0 million after deducting total operating expenses of $18.5 million (discussed below). After recording interest and other expenses, the final net loss for the year was $8.7 million.

During the year, the WDEQ approved the Shirley Basin and Lucky Mc bonding totaling $12.7 million.  We have submitted a bonding renewal application for Lost Creek which is less than what was approved for 2013.  Therefore, we do not expect to have an increase in the related bonding or bond collateral.  We have placed the applicable surety bonds and increased our restricted cash balances to meet our current surety bonding requirements.

Collections for the year from U3O8 sales totaled $32.2 million including collections on two sales made in late 2013, but collected in 2014. Our cash position at March 2, 2015 was approximately $7.5 million.

Outlook for 2015

The average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, for the week of February 25, 2015 was $38.50.   As a result of the continuing low spot price environment, we will once again maintain production at levels that will be consistent with our contractual sales obligations, which are 630,000 pounds at an average realizable price of $50.10 per pound in 2015.

Our current production target for 2015 is to maintain an average production rate of approximately 70,000 pounds per month.  We expect to produce between 750,000 and 850,000 pounds of U3O8 in 2015.  Excess production will be used to build inventory, which may be utilized to complete discretionary spot sales transactions on an as needed basis if market conditions justify it.

In 2014, we sold 517,760 pounds of U3O8 at an average price per pound of $51.22.  Our gross margin per pound sold in 2014 was $16.73, or approximately 33%.  On a cash basis, our gross margin per pound sold in 2014 was $29.01, or approximately 57%.  We expect similar or slightly better margins in 2015.

In January 2015, production head grade continued to exceed technical projections averaging levels of 109 mg/l U3O8.  During January, 65,516 pounds of U3O8 were captured within the Lost Creek plant and 50,597 of those pounds were packaged in drums. To date, 146,000 pounds have been sold to customers under existing long-term contracts in 2015.

As at March 2, 2015, our unrestricted cash position was $7.5 million.  Given our current cash resources, contracted sales positions and low cash costs per pound, we do not anticipate the need for additional funding in 2015 unless it is advantageous to do so.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes the results of operations for the years ended December 31, 2014 and 2013 (in thousands of U.S. dollars):

	Year ended December 31,
	2014	2013
	$	$

Sales	29,349	7,616
Cost of sales	(17,858)	(3,096)
Gross profit	11,491	4,520
Exploration and evaluation expense	(3,277)	(2,385)
Development expense	(7,672)	(18,465)
General and administrative expense	(6,541)	(5,592)
Accretion expense	(497)	(27)
Write-off of mineral properties	(483)	(1,430)
Net loss from operations	(6,979)	(23,379)
Interest income (expense) (net)	(2,699)	(6,111)
Warrant mark to market gain	946	-
Loss from equity investment	(5)	(1,022)
Foreign exchange loss	(12)	164
Other loss	-	(5)
Net loss	(8,749)	(30,353)

Loss per share – basic and diluted	(0.07)	(0.25)

Total cost per pound sold	34.49	34.40

Sales

We sold a total of 517,760 pounds of U3O8 in 2014 for an average price of $51.22 per pound as compared to 2013 when it sold 90,000 pounds for an average price of $62.92.  All sales for both years were associated with long-term offtake contracts at rates stated within the contracts.  Sales revenues in 2013 were reduced by ad valorem and sales taxes of $682 thousand ($7.58 per pound).  Effective second quarter 2014, we stopped treating those taxes as a reduction in sales revenues, but rather as a cost of sales as the taxes are based on pounds extracted, not sold. While we applied the adjustment retroactively for purposes of inventory calculations, we elected to treat it as an out-of-period adjustment in that quarter and not restate the prior periods.

We recognized sales of $2.5 million and $2.6 million for the years 2014 and 2013, respectively, from deliveries under offtake agreements which had been assigned to a third party during 2013 for cash consideration.

We recognized sales of $300 thousand from disposal fees at the Shirley Basin site in 2014.  As the property was acquired in December 2013, there were no disposal fees in 2013.

Cost of sales

The cost of sales includes the wellfield, plant maintenance, site administration and distribution costs associated with the production of U3O8 adjusted for changes in inventory balances. There were no direct costs of sales associated with either the recognition of the deferred revenue from the sale under the offtake contracts or the disposal fees described above. The increase on cost of sales in 2014 is primarily related to the increase in pounds sold over 2013, as 2013 was our initial year of production and only included one sale of uranium made late in the year.

Operating Expenses

Total operating expenses for the fiscal year ended December 31, 2014 were $18.5 million which include exploration and evaluation expense, development expense and general & administrative (“G&A”) expense. These expenses decreased by $9.5 million compared to 2013, which included costs associated with completing the first disposal wells and preparing the wellfields for production.

Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.9 million for the year ended December 31, 2014 compared to 2013.  This was primarily due to discontinuing the allocation of labor costs to construction and other development projects.  Total cash expenditures for exploration and evaluation were consistent with the prior year.  Overall expenditures have been lower in recent years as the focus has been on developing the Lost Creek Project and not on exploration activities. We maintain active geological and evaluation teams, however, who focus on developing our existing properties, such as Shirley Basin, as well as identifying new mineral exploration opportunities.

Development expense includes costs incurred at the Lost Creek Project prior to the receipt of final regulatory approval in October 2013 and costs not directly attributable to construction and production activities, including wellfield construction and development costs. Development expenses decreased by $10.8 million in 2014 compared to 2013. The most significant cost associated with in situ recovery is the cost of constructing and developing the wellfield header houses, production wells, pipelines within the wellfield and to the plant and related facilities, roads, fencing, powerlines, and disposal wells. Of  the cost of wellfield construction, which totaled $15.3 million, $12.0 million was included in development expenses in 2013 as a part of the reclassification of wellfield construction costs as non-capital costs pursuant to SEC Industry Guide 7.  The costs in 2014 included continuing costs of adding new header houses and completing wells in the production area as well as the drilling and completion of a third disposal well at a cost of approximately $3.2 million.  These costs are considered development costs despite potential future benefits as we have no proven and probable mineral reserves as defined by CIM Definition Standards and are precluded from capitalizing these expenses under SEC guidance.  These costs will continue to be incurred in future years as we expand and develop new wellfields within the Lost Creek and at other projects.

G&A expense relates to corporate administration, finance, taxation, investor and human relations, and the land and legal functions and consists principally of personnel, facility and support costs. Expenses increased $0.9 million for the year ended December 31, 2014 compared to 2013. This is primarily due to an increase in labor costs of $0.3 million, recording a retirement obligation of $0.5 million, and an increase in outside services including accounting, legal and contracted investor relations of $0.3 million

Write off of mineral properties decreased by $0.9 million from the year 2013. In 2014, we wrote off five Canadian properties and royalties totaling $0.5 million.  In 2013, we decided to abandon claims at our South Granite Mountains project in Wyoming and private leases at the Mustang project in Nebraska totaling $1.4 million.

Other Income and Expenses

Interest expense declined by $3.4 million from 2013 to 2014, but this was caused by the write off of loan fees which included the cost of warrants totaling $5.8 million for the year 2013 issued as a part of the loan consideration to RMBAH.  Excluding that, interest expense would have increased by $3.8 million due to the payment of a full year’s worth of interest to Sweetwater County Wyoming on their bond loan and interest payments to RMBAH.  2014 interest payment to RMBAH were actually lower in total than in 2013, however RMBAH interest is no longer capitalized as construction period interest and is therefore now included in interest expense.

As a part of a private placement in December 2013 we issued warrants which were priced in U.S. dollars making them a derivative. This liability is revalued quarterly which resulted in a $0.9 million gain from the reduction of the liability in 2014.

Write off of investments in 2013 were $1.0 million as the management of the Bootheel Project venture allowed claims which contained no economic mineralization to lapse on the Bootheel property and all claims at the Buck Point property to lapse. There were no impairments or other write offs of investments in 2014.

Loss per Common Share

Both basic and diluted loss per common share for the year ended December 31, 2014 was $0.07 compared to $0.25 in 2013.  The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Cost per Pound Sold

The cost per pound of U3O8 sold in 2014 was $34.49 compared to the cost per pound of $34.40 in 2013.  Overall the cost per pound actually decreased in 2014 due to increased efficiencies and higher production levels.  The reason for the apparent increase was the change in policy to include severance and ad valorem taxes in inventory calculations.  A cost per pound of $2.48 was included in the $34.49 cost per pound detailed above in 2014 with no comparable costs in the cost per pound calculation in 2013.  Excluding ad valorem and severance taxes, the adjusted 2014 cost per pound was $32.01 as compared to 2013 unadjusted cost per pound of $34.40.

2013 Results of Operations

U3O8 Sales and Production in 2013

During 2013, 190,365 pounds of U3O8 were captured within the Lost Creek plant. 131,216 of those pounds were packaged in drums and 94,827 pounds of the drummed inventory were shipped to the conversion facility where 90,000 pounds were sold to utility customers.  Inventory, production and sales figures for the Lost Creek Project are as follows:

Highlights	Unit	2013

Pounds captured within the plant	lb	190,365
Cash cost per pound captured	$/lb	$ 4.82
Non-cash cost per pound captured	$/lb	$ 8.36
Wellfield cash cost [2]	$000	$ 917
Wellfield non-cash cost [23]	$000	$ 1,592

Pounds packaged in drums	lb	131,216
Cash cost per pound drummed	$/lb	$ 16.73
Non-cash cost per pound drummed	$/lb	$ 1.19
Plant cash cost [4]	$000	$ 2,196
Plant non-cash cost [34]	$000	$ 156

Pounds shipped to conversion facility	lb	94,827
Cash cost per pound shipped	$/lb	$ 0.34
Non-cash cost per pound shipped	$/lb	nil
Distribution cash cost [5]	$000	$ 33
Distribution non-cash cost [35]	$000	nil

Pounds sold	lb	90,000
Average spot price [6]	$/lb	n/a
Average long-term contract price	$/lb	$ 62.92
Average price	$/lb	$ 62.92
Average realized price [7]	$/lb	$ 55.34
Net sales [7]	$000	$ 4,981

Cash cost per pound sold	$/lb	$ 21.98
Non-cash cost per pound sold[3]	$/lb	$ 12.41
Total cost per pound sold	$/lb	$ 34.40
Cost of sales [8]	$000	$ 3,096

Notes:

1Lost Creek commenced production in 2013. There was no production in 2012

2Wellfield costs include all wellfield operating costs plus amortization of the related mineral property acquisition costs and depreciation of the related asset retirement obligation costs. Wellfield construction and development costs, which include wellfield drilling, header houses, pipelines, power lines, roads, fences and disposal wells, are treated as development expense and are not included in wellfield operating costs.

[3]

Non-cash costs include depreciation of plant equipment, capitalized ARO costs and amortization of the investment in the mineral property acquisition costs.  The expenses are calculated on a straight line basis so the expense is constant for each quarter.  The cost per pound from these costs will therefore vary based on production levels only.

4Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.

5Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.

6There were no spot sales in 2013.

7Net sales revenues and the average realized price are net of county ad valorem and state severance taxes and do not include $2,635,000 recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average realized price per pound.

8Cost of sales include all production costs (notes 2, 3 and 4) adjusted for changes in inventory values.

Cash cost per pound and non-cash cost per pound for produced and sold uranium presented in the table above are non-US GAAP measures.  These measure do not have a standardized meaning or a consistent basis of calculation under US GAAP.  These measures are used to assess business performance and may be used by certain investors to evaluate performance.  To facilitate a better understanding of these measures, the tables below present a reconciliation of these measures to the financial results as presented in our financial statements.

Average Price Realized Per Pound Reconciliation	Unit	2013

Sales [1]	$000	$ 5,663
Ad valorem and severance taxes	$000	$ (682)
Net sales (a)	$000	$ 4,981

Pounds sold (b)	lb	90,000

Average price realized per pound (a ÷ b)	$/lb	$ 55.34

Notes:

[1]	Does not include $2,635,000 recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average realized price per pound.

Ad valorem and severance taxes are calculated on the average price per pound of uranium that we sell and therefore the amount of the tax will fluctuate depending on the price of uranium we receive.  Because of this relationship to the price of uranium, the taxes were deducted from sales revenues in 2013 when determining the average realized price per pound sold.  The 2013 average realized price per pound sold, after deducting the value-based ad valorem and severance taxes, was $55.34.

Cost Per Pound Sold Reconciliation	Unit	2013

Wellfield costs	$000	$ 2,509
Plant costs	$000	$ 2,352
Distribution costs	$000	$ 33
Inventory change	$000	($1,798)
Cost of sales (a)	$000	$ 3,096

Pounds sold (b)	lb	90,000

Cost per pound sold (a ÷ b)	$/lb	$ 34.40

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes the results of operations for the years ended December 31, 2013 and 2012 (in thousands of U.S. dollars):

	Year ended December 31,
	2013	2012
	$	$

Sales	7,616	Nil
Cost of sales	(3,096)	Nil
Gross profit	4,520	Nil
Exploration and evaluation expense	(2,385)	(3,285)
Development expense	(18,465)	(8,979)
General and administrative expense	(5,592)	(6,107)
Accretion expense	(27)	-
Write-off of mineral properties	(1,430)	-
Net loss from operations	(23,379)	(18,371)
Interest income (Expense) (net)	(6,111)	307
Loss from equity investment	(1,022)	(64)
Foreign exchange gain (loss)	164	(385)
Other income (loss)	(5)	955
Net loss	(30,353)	(17,558)

Loss per share – basic and diluted	(0.25)	(0.15)

Cost per pound sold	34.40	Nil

Sales

The Company sold a total of 90,000 pounds of U3O8 for an average price of $62.92 in 2013.  Sales in 2013 were reduced by ad valorem and sales taxes of $682 thousand ($7.58 per pound) effectively reducing the price per pound to $55.34 per pound.  All sales in 2013 were associated with long-term offtake contracts at rates stated within the contracts.

The Company recognized sales of $2.6 million for 2013 from deliveries under offtake agreements which had been sold to a third party during 2013 for cash consideration.

Prior to 2013, the Company had not obtained permits or begun production and sales of U3O8  and had no scheduled deliveries.

Cost of Sales

The cost of sales includes the wellfield, plant maintenance, site administration and conversion facility costs associated with the production of U3O8 adjusted for changes in inventory balances.  There were no direct costs associated with either the recognition of the deferred revenue from the sales under the offtake contracts.

Operating Expenses

Total expenses for the year ended December 31, 2013 were $27.9 million which includes exploration and evaluation expense, development expense and G&A expense. These expenses increased by $8.0 million compared to 2012 due primarily to completing the first disposal wells and preparing the wellfields for production.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased by $0.9 million for the year ended December 31, 2013 compared to 2012.  Payroll and stock based compensation costs declined by $0.8 million for 2013 compared to 2012 due to the transfer of some employees to mine construction and operations on a full time basis and a reduction in stock based compensation costs. Legal fees declined by $0.1 million related to evaluation expenses not repeated in 2013. Overall expenditures have been lower in recent years as the focus has been on developing the Lost Creek property and not on exploration activities. We maintain active geological and evaluation teams, however, who focus on developing existing operations as well as new mineral opportunities.

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

Write off of mineral properties increased by $1.4 million for the year 2013 as we decided to abandon claims at our South Granite Mountains project in Wyoming and private leases at the Mustang project in Nebraska.

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

Cost per pound sold

The cost per pound of U3O8 sold in 2013 was $34.40.  Costs were higher than originally projected due to normal start-up considerations, lower production levels while starting up and the requirement to calculated depreciation on a straight line basis as mandated by SEC Industry Guide 7 regardless of production levels.  There was no production in 2012 and therefore no cost calculations were required.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 2014, we had cash resources, consisting of cash and cash equivalents of $3.1 million, an increase of $1.5 million from the December 31, 2013 balance of $1.6 million.  The cash resources consist of Canadian and U.S. dollar denominated deposit accounts, money market funds and certificates of deposit.  We generated  $1.9 million from operations during the year ended December 31, 2014. During the same period, we used $3.0 million for investing activities.  We generated $2.7 million from financing activities for the year.

We have financed our operations from inception primarily through the issuance of equity securities and debt instruments. We did not expect to generate any cash resources from operations until we successfully completed start-up activities at the Lost Creek Project. Construction and development of the Lost Creek Project commenced in October 2012 after receiving the Record of Decision from the U.S. Department of the Interior Bureau of Land Management (“BLM”). Production activities began in August 2013 after receiving final operational clearance from the NRC. Initial deliveries and product sales commenced in December 2013 although the first collections under those sales did not occur until January 2014.

During the year, we renegotiated our borrowing with RMBAH and drew an additional $5.0 million against the loan facility.  Of the additional funding, $1.5 million was from the First Loan Facility for a total of $6.5 million.  The additional $3.5 million represents a line of credit component which is to be extinguished at the end of each calendar quarter, but may be immediately redrawn.  The facility calls for payments of interest at at 8.5% plus the three-month LIBOR rate recalculated at the start of each calendar quarter, approximately 8.755%, plus eight equal quarterly principal payments which commenced June 30, 2014.  The facility matures on March 31, 2016. The RMBAH First Loan Facility is secured by all of the assets of the Pathfinder Mines Corporation.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced on January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project.

Operating activities generated $1.9 million during the year ended December 31, 2014 as compared to using $27.8 million of cash resources in 2013. The change is entirely due to the completion of construction and startup of production and sales.  In addition to collecting on all the sales in 2014, we collected $5.8 million from 2013 sales.  Of the $29.3 million in sales, however, $2.5 million was the recognition of deferred revenue which was collected in full in 2013.  We used $3.1 million to increase inventory, which consists solely of U3O8, which was offset by an increase in severance and ad valorem taxes of $1.3 million.

During 2014, the Company invested $0.4 million in equipment and $0.1 million in additional claims on existing projects. In addition, the Company increased its restricted cash by $2.5 million for cash collateral on surety bonds for reclamation work on the Lucky Mc and Shirley Basin properties.

During 2014, the Company generated $2.6 million from financing activities including $1.3 million from stock options exercises and $5.0 million from the additional borrowing described above.  The Company also repaid $3.6 million on the borrowed funds.

Liquidity Outlook

Based upon our current working capital balance and the expected timing of product sales, we believe we will be able to meet current obligations without additional funding.  Additional cash may be required for the construction and development of our Shirley Basin Project, but no budget or timetable has been established for that project pending the results from work currently being conducted and related permitting activities.

We expect that any major capital projects will be funded by operating cash flow, cash on hand and additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014:

	Payments due (by period) in thousands
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years

Notes payable	40,567	7,374	13,302	10,078	9,813
Interest on notes payable	7,710	2,372	2,975	1,791	572
Operating leases	500	200	300	-	-
Environmental remediation	85	85	-	-	-
Asset retirement obligations	24,803	-	3,558	3,558	17,687
Development agreement	199	199	-	-	-

	73,864	10,230	20,135	15,427	28,072

Outstanding Share Data

As of December 31, 2014 and 2013, the Company’s capital consisted of the following:

	December 31, 2014	December 31, 2013	Change

Common shares	129,365,076	127,559,743	1,805,333
Warrants	8,374,112	8,374,112	-
RSUs	659,964	691,610	(31,646)
Stock options	8,468,614	9,273,659	(805,045)

Fully diluted shares outstanding	146,867,766	145,899,124	968,642

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

	As of December 31,	As of December 31,
	2014	2013
	$	$
Cash on deposit at banks	431	296
Money market funds	2,673	1,331

	3,104	1,627

Quarterly financial data (unaudited)

	2014
	Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	6,637	7,329	9,236	6,147
Net loss for the period	(2,497)	(3,500)	(804)	(1,948)

Loss per share – basic and diluted	(0.02)	(0.03)	(0.01)	(0.02)

	2013
	Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	7,616	-	-	-
Net loss for the period	(6,161)	(7,336)	(9,661)	(7,195)

Loss per share – basic and diluted	(0.05)	(0.06)	(0.08)	(0.06)

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, deposits and restricted cash, which together totaled approximately $10.7 million at December 31, 2014.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  They bear interest at annual rates ranging from 0.18% to 0.40% and mature at various dates up to February 2, 2016.  These instruments are maintained at financial institutions in Canada and the United States.  Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation which leaves approximately $9.8 million at risk at December 31, 2014 should the financial institutions with which these amounts are invested be rendered insolvent.  We do not consider any of our financial assets to be impaired as of December 31, 2014.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due.

As at December 31, 2014,  our financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $3.0 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods 0 to 7 years and asset retirement obligations with estimated completion dates until 2033.

Item 7A.  Quantitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.  As the US$ is now the functional currency of our U.S. operations, the currency risk has been significantly reduced.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium.  We have nine uranium supply contracts with pricing fixed or based on inflation factors applied to a fixed base.  Additional future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for uranium has demonstrated a large range since January 2001.  Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $38.38 per pound as of March 2, 2014.

Transactions with Related Parties

During the fiscal years ended December 31, 2014 and 2013,  we did not participate in any material transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value.  Timely disclosure of such transactions is made as soon as reportable events arise.

Recent Accounting Pronouncements Adopted in the Year Ended December 31, 2014

We continue to monitor new accounting pronouncements and their applicability to our operations and reporting.  During 2014, there were no new pronouncements which directly affected our accounting policies or reporting.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The adoption of this standard is not expected to have a material impact on the financial statements of the Company

Critical Accounting Policies and Estimates

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

As of December 31, 2014, the current and long term price of uranium was $35.50 and $49.50, respectively.  This compares to prices of $35.00 and $50.50 as of December 31, 2013. Other than as discussed earlier, management did not identify any impairment indicators for any of the Company’s mineral properties during the twelve months ended December 31, 2014.

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

Because of the nature of in situ operations, it is not economically feasible to accurately measure the amount of in-process inventory at any given time.  We use a combination of calculating estimated uranium captured per sampling applied to total water processing flow to determine the estimated pounds captured.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2014, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

(b)Management’s Report on Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting at December 31, 2014, has been audited by PricewaterhouseCoopers LLP, as stated in their report.

(c)Attestation Report of Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers and directors. The full text of the Code is available on our website at Error! Hyperlink reference not valid.We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8-K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12.  SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  Exhibits, Financial statement schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/06/2015	3.1

4.1	Form of Warrant dated December 19, 2013	6-K	12/19/2013	99.1

10.1	Facility Agreement (RMB Australia Holdings Ltd)	6-K	7/03/2013

10.2	Second Facility Agreement (RMB Australia Holdings Ltd)	6-K	9/03/2013

10.3	Amendment and Restatement Agreement – Facility Agreement (RMB Australia Holdings Ltd)	6-K	9/03/2013

10.4	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.5	Second Amendment and Restatement Agreement – Facility Agreement (RMB Australia Holdings Ltd)	8-K	03/19/2014	10.1

10.7	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.8	Amended Share Purchase Agreement (Pathfinder Mines Corporation)	6-K	12/23/2013	10.1

10.8	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2014	10.7

10.9	Employment Agreement with Wayne W. Heili, as amended	10-K	3/3/2014	10.8

10.10	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.11	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.12	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.13	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.14	Employment Agreement with James A. Bonner				X

10.15	Ur-Energy Inc. Amended and Restated Stock Option Plan	S-8	5/14/2012	4.1

10.16	Amended Restricted Share Unit Plan	S-8	5/14/2012	4.2

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2014	14.1

21.1	Subsidiaries of the Registrant	10-K	3/3/2014

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of TREC, Inc.				X

23.3	Consent of WWC Engineering				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

99.1	Location maps (1)	10-K	3/3/2014

(1)	Filed herewith under Items 1 and 2. Business and Properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 2, 2015	By:	/s/ Wayne W. Heili
Wayne W. Heili
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2015	By:	/s/ Wayne W. Heili
Wayne W. Heili
President and Chief Executive Officer (Principal Executive Officer) and Director

Date: March 2 , 2015	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 2, 2015	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chairman and Executive Director

Date: March 2, 2015	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: March 2, 2015	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: March 2, 2015	By:	/s/ Paul Macdonell
Paul Macdonell
Director

Date: March 2, 2015	By:	/s/ Thomas Parker
Thomas Parker
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

March 2, 2015

Independent Auditor’s Report

To the Shareholders of Ur-Energy Inc.

We have completed integrated audits of Ur-Energy Inc.’s December 31, 2014, 2013 and 2012 consolidated financial statements and its internal control over financial reporting as at December 31, 2014. Our opinions, based on our audits, are presented below.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of Ur-Energy Inc., which comprise the consolidated balance sheets as at December 31, 2014 and December 31, 2013 and the consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flow for each of the years in the three year period ended December 31, 2014, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Ur-Energy Inc. as at December 31, 2014 and December 31, 2013 and 2012 and its financial performance and cash flows for each of the three years in the period ended December 31, 2014 in accordance with accounting principles generally accepted in the United States of America.

Report on internal control over financial reporting

We have also audited Ur-Energy Inc.’s internal control over financial reporting as at December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s responsibility for internal control over financial reporting

Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting.

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

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.

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

Opinion

In our opinion, Ur-Energy Inc. maintained, in all material respects, effective internal control over financial reporting as at December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, BC

Canada

Ur-Energy Inc.

Consolidated Balance Sheet

(expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents (note 4)	3,104	1,627
Accounts receivable (note 5)	28	5,802
Inventory (note 6)	5,168	2,053
Current deferred financing costs (note 12)	190	183
Prepaid expenses	856	767
	9,346	10,432

Restricted cash (note 7)	7,556	5,055
Mineral properties (note 8)	52,750	52,702
Capital assets (note 9)	32,993	35,250
Equity investment (note 10)	1,090	1,085
Deferred financing costs (note 12)	716	812
	95,105	94,904
	104,451	105,336
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 11)	4,532	2,928
Current portion of notes payable (note 12)	7,374	5,153
Deferred revenue (note 13)	-	2,508
Reclamation obligations	85	85
	11,991	10,674
Notes payable (note 12)	33,193	34,000
Deferred income tax liability (note 14)	3,345	3,345
Asset retirement obligations (note 15)	23,445	17,279
Other liabilities - warrants (note 16)	376	1,374
	60,359	55,998
	72,350	66,672
Commitments (note 21)
Shareholders' equity (note 17)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 129,365,076 at December 31, 2014 and 127,559,743 at December 31, 2013	168,118	165,974
Warrants	4,175	4,175
Contributed surplus	14,250	14,247
Accumulated other comprehensive income	3,337	3,298
Deficit	(157,779)	(149,030)
	32,101	38,664
	104,451	105,336

The accompanying notes are an integral part of these consolidated financial statements

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman	/s/ Thomas Parker, Director

Ur-Energy Inc.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Year ended December 31,
	2014	2013	2012

Sales (note 18)	29,349	7,616	-

Cost of sales	(17,858)	(3,096)	-

Gross profit	11,491	4,520	-

Operating Expenses

Exploration and evaluation	(3,277)	(2,385)	(3,285)
Development	(7,672)	(18,465)	(8,979)
General and administrative	(6,541)	(5,592)	(6,107)
Accretion	(497)	(27)	-
Write-off of mineral properties (note 8)	(483)	(1,430)	-

Loss from operations	(6,979)	(23,379)	(18,371)

Interest income (expense) (net)	(2,699)	(6,111)	307
Warrant mark to market adjustment (note 16)	946	-
Loss on equity investment (note 10)	(5)	(1,022)	(64)
Foreign exchange gain ( loss)	(12)	164	(385)
Other loss	-	(5)	955

Net loss for the year	(8,749)	(30,353)	(17,558)

Loss per common share
Basic and diluted	(0.07)	(0.25)	(0.15)

Weighted average number of common shares outstanding
Basic and diluted	128,781,215	122,231,993	118,521,509

COMPREHENSIVE LOSS
Net loss for the year	(8,749)	(30,353)	(17,558)
Other Comprehensive loss, net of tax
Translation adjustment as of date of adoption of US$ as functional currency	-	(6,161)	-
Translation adjustment on foreign operations	39	(210)	1,445

Comprehensive loss for the year	(8,710)	(36,724)	(16,113)

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2011	103,675,444	144,156	43	11,685	8,224	(101,119)	62,989

Exercise of stock options	88,473	117	-	(41)	-	-	76
Common shares issued for cash, net
of issue costs	17,250,000	16,275	-	-	-	-	16,275
Redemption of vested RSUs	120,359	348	-	(366)	-	-	(18)
Issuance of warrants	-	-	18	-	-	-	18
Non-cash stock compensation	-	-	-	2,410	-	-	2,410
Net loss and comprehensive loss	-	-	-	-	1,445	(17,558)	(16,113)

Balance, December 31, 2012	121,134,276	160,896	61	13,688	9,669	(118,677)	65,637

Exercise of stock options	377,927	420	-	(145)	-	-	275
Common shares issued for cash, net
of issue costs	4,709,089	3,396	-	-	-	-	3,396
Adjustment to beginning balances due to change in functional currency	-	-	-	-	(6,161)	-	(6,161)
Redemption of vested RSUs	338,451	499	-	(563)	-	-	(64)
Issuance of warrants	-	-	4,228	-	-	-	4,228
Cancellation of warrants	-	-	(114)	114	-	-	-
Common shares issued for royalty interest	1,000,000	763	-	-	-	-	763
Non-cash stock compensation	-	-	-	1,153	-	-	1,153
Net loss and comprehensive loss	-	-	-	-	(210)	(30,353)	(30,563)

Balance, December 31, 2013	127,559,743	165,974	4,175	14,247	3,298	(149,030)	38,664

Exercise of stock options	1,623,139	2,052	-	(705)	-	-	1,347
Common shares issued for cash, net
of issue costs - additional costs	-	(50)	-	-	-	-	(50)
Redemption of vested RSUs	182,194	142	-	(225)	-	-	(83)
Other capital contributions	-	-	-	5	-	-	5
Non-cash stock compensation	-	-	-	928	-	-	928
Net loss and comprehensive income	-	-	-	-	39	(8,749)	(8,710)

Balance, December 31, 2014	129,365,076	168,118	4,175	14,250	3,337	(157,779)	32,101

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Year ended December 31,
	2014	2013	2012

Cash provided by (used in)
Operating activities
Net loss for the year	(8,749)	(30,353)	(17,558)
Items not affecting cash:
Stock based expense	928	1,153	2,410
Depreciation and amortization	7,643	537	530
Non-cash interest expense	-	3,881	-
Accretion expense	497	27	-
Provision for reclamation	-	9	(97)
Write off of investments	-	1,006	-
Write-off of mineral properties	483	1,430	-
Warrants mark to market gain	(946)	-	-
Foreign exchange loss (gain)	-	(156)	383
Loss (gain) on disposition of assets	-	1	(968)
Other loss	3	18	68
Deferred revenue realized	(2,508)	-
RSUs redeemed for cash	(66)	(64)	(19)
Proceeds from assignment of sales contract	-	2,508	-
Change in non-cash working capital items:
Accounts receivable	5,772	(5,720)	(1)
Inventory	(3,115)	(1,433)	-
Prepaid expenses	259	(1,414)	(85)
Accounts payable and accrued liabilities	1,736	800	615
	1,937	(27,770)	(14,722)

Investing activities
Mineral property costs	(65)	(5,319)	(320)
Purchase of short-term investments	-	-	(10,195)
Sale of short-term investments	-	6,593	10,631
Increase in restricted cash	(2,500)	(3,001)	2,198
Deposit for Pathfinder acquisition	-	-	(1,338)
Funding of equity investment	(7)	(9)	(27)
Purchase of capital assets	(436)	(23,990)	(6,958)
	(3,008)	(25,726)	(6,009)

Financing activities
Issuance of common shares and warrants for cash	-	5,482	17,210
Share issue costs	(50)	(238)	(1,003)
Proceeds from exercise of stock options	1,347	275	75
Proceeds from debt financing	5,000	75,100	-
Cost of debt financing	(135)	(403)	-
Repayment of debt	(3,585)	(36,425)	(28)
	2,577	43,791	16,254

Effects of foreign exchange rate changes on cash	(29)	(204)	159
Net change in cash and cash equivalents	1,477	(9,909)	(4,318)
Beginning cash and cash equivalents	1,627	11,536	15,854
Ending cash and cash equivalents	3,104	1,627	11,536
Total Interest paid	2,526	1,056	3

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage mining company, as defined by United States Securities and Exchange Commission (“SEC”) Industry Guide 7,  headquartered in Littleton, Colorado.  The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development and production of uranium mineral resources located primarily in Wyoming. As of August 2013, the Company commenced uranium production at its Lost Creek Project in Wyoming.

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

2.Liquidity Risk

The Company has financed its operations from its inception primarily through the issuance of equity securities and debt instruments.  Construction and development of the Lost Creek Project commenced in October 2012 after receiving the Record of Decision from the United States Department of the Interior Bureau of Land Management (“BLM”).  Production began in August 2013 after receiving final operational clearance from the United States Nuclear Regulatory Commission (“NRC”). The Company made its first deliveries and related sales in December 2013.  It is now generating cash flows from operations to finance its ongoing operations.

Based upon the Company’s current working capital balance and the expected timing of product sales, the Company expects to be able to meet current obligations without the need for additional financing but it is possible that additional funding might be sought. Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

In addition, as a result of losing its foreign private issuer status, the Company changed its presentational currency from the Canadian dollar to U.S. dollars. As a result, comparative information has been changed.

Exploration Stage

The Company has established the existence of mineral resources for certain uranium projects, including the Lost Creek property The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of its uranium projects, including Lost Creek property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in situ recovery (“ISR”) mining, such as the Lost Creek property or the Shirley Basin mine. As a result, and despite the fact that the Company commenced extraction of U3O8 at the Lost Creek property in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced extraction of uranium resources at the Lost Creek property without having established proven and probable reserves, any mineral resources established or extracted from the Lost Creek property should not be in any way associated with having established or produced from proven or probable reserves.

In accordance with US GAAP, expenditures relating to the acquisition of mineral rights are initially capitalized as incurred while exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for additional mineral resources are expensed as incurred. Expenditures relating to activities such as the construction of mine wellfields, header houses and disposal wells are expensed as incurred until such time proven or probable reserves are established for that uranium project, after which subsequent expenditures relating to mine development activities for that particular project are capitalized as incurred

Companies in the Production Stage as defined under Industry Guide 7, having established proven and probable reserves and exited the Exploration Stage, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method and allocated to future reporting periods to inventory and, as that inventory is sold, to cost of goods sold. The Company is in the Exploration Stage which has resulted in the Company reporting larger losses than if it had been in the Production Stage due to the expensing, instead of capitalizing, of expenditures relating to ongoing wellfield development activities. Additionally, there would be no corresponding amortization allocated to future reporting periods of the Company since those costs would have been expensed previously, resulting in both lower inventory costs and cost of goods sold and results of operations with higher gross profits and lower losses than if the Company had been in the Production Stage. Any capitalized costs, such as expenditures relating to the acquisition of mineral rights and asset retirement obligations, are

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

amortized over the estimated mineral life using the straight-line method. As a result, the Company’s consolidated financial statements may not be directly comparable to the financial statements of companies in the Production Stage.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to potential impairment in the carrying value of the Company’s long-lived assets, fair value of stock-based compensation, valuation of the in-process inventory and estimation of asset retirement obligations. Actual results could differ from those estimates.

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

Mineral properties

Acquisition costs of mineral properties are capitalized. When production is attained, amortization is calculated on a straight-line basis. Estimated life for the current project is 10 years. If properties are abandoned or sold, they are written off. If properties are considered to be impaired in value, the costs of the properties are written down to their estimated fair value at that time.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

In 2013, the Company sold two years of delivery commitments to an independent broker. The proceeds were recorded as deferred revenue until the broker or purchaser acknowledged the deliveries had been made at which time, the portion of the sale relating to those deliveries was taken into sales revenue.

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

Classification of financial instruments

The Company’s financial instruments consist of cash, short-term investments, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities, other liabilities and notes payable. The Company has made the following classifications for these financial instruments:

•	Cash, accounts receivable, restricted cash and deposits are recorded at amortized cost. Interest income is recorded using the effective interest rate method and is included in income for the period.
•	Accounts payable and accrued liabilities and notes payable are measured at amortized cost.
•	Other liabilities, which relates to the derivative on the warrant issued in U.S. dollars, are adjusted to the market value at the end of each reporting period.

Out of period adjustment

During the second quarter of 2014, we recorded an out of period adjustment due to the reclassification of severance and ad valorem taxes as a cost of extraction instead of a direct cost of sale.

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016. The adoption of this standard is not expected to have a material impact on the financial statements of the Company.

4.Cash

The Company’s cash consists of the following:

	As of December 31,	As of December 31,
	2014	2013
	$	$
Cash on deposit at banks	431	296
Money market funds	2,673	1,331

	3,104	1,627

5.Accounts Receivable

The Company’s accounts receivable consist of the following:

	As of December 31,	As of December 31,
	2014	2013
	$	$
Trade accounts receivable
Company A	-	3,895
Company B	-	1,768
Other Companies	19	66
Total trade receivables	19	5,729
Other receivables	9	73

Total accounts receivable	28	5,802

The names of Company A and Company B have not been disclosed for confidentiality reasons.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Inventory

The Company’s inventory consists of the following:

	As of December 31,	As of December 31,
	2014	2013
	$	$
In-process inventory	2,084	765
Plant inventory	882	1,136
Conversion facility inventory	2,202	152

	5,168	2,053

As of December 31, 2014, there was no inventory carried at excess of net realizable value.

7.Restricted Cash

The Company’s restricted cash consists of the following:

	As of December 31,	As of December 31,
	2014	2013
	$	$

Money market account (a)	7,456	4,955
Certificates of deposit (b)	100	100

	7,556	5,055

(a)

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, United States Department of the Interior and United States Nuclear Regulatory Commission. The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $26,537 of coverage towards specific reclamation obligations are collateralized by $7,456 of the restricted cash at December 31, 2014.

(b)	A certificate of deposit ($100) provides security for the Company’s credit cards.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

8. Mineral Properties

The Company’s mineral properties consist of the following:

	USA			Canada	Total

	Lost Creek	Pathfinder	Other US	Canadian
	Property	Mines	Properties	Properties
	$	$	$	$	$

Balance, December 31, 2012	15,505	-	17,471	525	33,501

Acquisition costs	10,276	-	-	-	10,276
Royalty acquired for common stock	783	-	-	-	783
Property write-offs	-	-	(1,430)	-	(1,430)
Functional Currency exchange rate adjustment (a)	(2,443)	-	(2,831)	-	(5,274)
Reporting exchange rate adjustment (b)	-	-	-	(36)	(36)
Amortization	(435)	-	-	-	(435)
Purchase of Pathfinder Mines	-	15,317	-	-	15,317
					-

Balance, December 31, 2013	23,686	15,317	13,210	489	52,702

Acquisition costs	8	42	-	-	50
Increase in reclamation costs	-	5,669	-	-	5,669
Reporting exchange rate adjustment (b)	-	-	-	(6)	(6)
Property write-offs	-	-	-	(483)	(483)
Amortization	(5,182)	-	-	-	(5,182)

Balance, December 31, 2014	18,512	21,028	13,210	-	52,750

(a)	As a result of the change in functional currency, a CTA as of the date of conversion reduced the reported cost of the U.S. mineral properties by $5.3 million.
(b)	The adjustments reflect adjustments due to changes in the year end spot rate for Canadian properties.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Other U.S. properties

In June 2013, the Company decided to abandon the South Granite Mountains project by not paying the claim fees due later in 2013. The cost of that project of $261 was written off.

In January 2014, the Company decided to abandon the Mustang project in Nebraska. During 2014, the Company notified the leaseholders of the terminations when the lease renewals become due. The cost of that project of $1,168 was written off in 2013 as there was no value to the Company as of December 31, 2013.

Canada

The claims at Screech Lake and Bugs reached a  point during 2014 where the Company needed to take the properties to lease (or make related notices) under the mining regulations and invest in additional exploration or release the claims.  The Company elected not to pursue further exploration at these sites.  As a result of those decisions, the Company also decided to permit the claims at Gravel Hill, which had been on regulatory suspension relief, to lapse.  As a result, the claims were abandoned and the cost of the assets was written off.

The holder of the Mountain Lake and Dismal Lake claims also abandoned their claims on those properties.  As a result, the royalties the Company held on those properties also became worthless and were written off in 2014.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

9.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	December 31, 2014			December 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,878	2,852	1,026	3,860	2,366	1,494
Enclosures	32,968	1,927	31,041	32,936	279	32,657
Machinery and equipment	992	426	566	903	343	560
Furniture, fixtures and leasehold improvements	119	81	38	121	64	57
Information technology	1,119	797	322	1,067	585	482

	39,076	6,083	32,993	38,887	3,637	35,250

In August 2013, the Company received permission from the NRC to begin production at the Lost Creek facility. At that time, the Company reclassified its construction in progress assets to buildings and enclosures as well as machinery and equipment.

Capitalized interest and loan fees included in capital assets totaled approximately $1.3 million. Capitalized depreciation on construction equipment totaled $0.5 million.  Total depreciation expense was $7.6 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

10.Equity Investment

Following its earn-in to The Bootheel Project, LLC in 2009, Crosshair Energy Corporation, now Jet Metals Corp (“Jet Metals”), was required to fund 75% of the Project’s expenditures and the Company the remaining 25%. The Project has been accounted for using the equity accounting method with the Company’s proportionate share of the Project’s loss included in the Consolidated Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Consolidated Balance Sheet. Under the terms of the agreement, the Company elected not to participate financially for the Project’s financial year ended March 31, 2012 which reduced the Company’s ownership percentage to 19.1%. The equity accounting method has been continued because of the Company’s ability to directly influence the budget process and therefore the operations of the Project. The Company resumed participation financially for the year ended March 31, 2013 and subsequent years.    The state leases and claims are being maintained by the venture.

At December 31, 2014, the Company performed an impairment test on the remaining Bootheel property and determined that no impairment was necessary.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

11.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of December 31,	As of December 31,
	2014	2013
	$	$
Accounts payable	1,503	1,508
Severance and ad valorem tax payable	1,947	682
Payroll and other taxes	1,082	510
Accounts payable - Capital assets	-	228

	4,532	2,928

12.Notes Payable

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

On June 24, 2013, the Company entered into a $20.0 million First Loan Facility with RMBAH. The First Loan Facility was intended to fund the acquisition and advancement of the Pathfinder assets in Wyoming, and provide other interim Lost Creek development costs pending final approval of the State Bond Loan discussed below. The First Loan Facility was fully drawn as of June 30, 2013 and carried interest at 7.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter, approximately 7.77%. In addition, the Company issued 4,294,167 warrants at an exercise price of Cdn$1.20 per common share with a three-year expiry. Using the Black-Scholes calculations as discussed in note 18, the warrants were calculated to have a value of approximately $3.1 million. The Company also paid an arrangement fee of 6% ($1.2 million) and legal fees to RMBAH totaling approximately $0.2 million. The total effective interest rate on the First Loan Facility is 21.6%. The loan was repaid on October 23, 2013 from the proceeds of the State Bond Loan, however, up to $5.0 million was available to the Company to be redrawn for the purpose of acquiring Pathfinder.

The repayment created a loss from the early extinguishment of debt of $4,032 from the write-off of unamortized deferred loan costs. This amount was redrawn on December 19, 2013 for the acquisition of Pathfinder. The interest rate was approximately 7.75%. Principal payments of $1.25 million each are due quarterly commencing on March 31, 2014. On March 14, 2014, the loan was amended to change the interest rate, extend the loan maturity date to March 31, 2016 and increase the current loan to $10.0 million which included an additional line of credit of $3.5 million as a result of the completion and results of the Technical Report (NI 43-101) on the newly-acquired Shirley Basin property. On March 14, 2014, the Company also drew down an additional $1.5 million on its First Loan Facility.  On September 19, 2014, the Company drew down the $3.5 million line of credit.  The amended interest rate is approximately 8.75%. Principal payments of $0.81 million are due quarterly.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

In August 2013, the Company entered into a $15.0 million second loan facility (the “Second Loan Facility”) with RMBAH. This Second Loan Facility was intended to allow the Company to complete the construction of the Lost Creek facility pending the approval and funding of the State Bond Loan discussed below. In addition, the Company issued 3,100,800 warrants at an exercise price of Cdn$1.25 per common share and a three-year expiry. Using the Black-Scholes calculations as discussed in note 18, the warrants were calculated to have a value of approximately $1.1 million. The Company also paid an arrangement fee of 6% ($0.9 million) and legal fees to RMBAH totaling approximately $0.1 million. The total effective interest rate on the Second Loan Facility is 16.1%. The loan was repaid on October 23, 2013 from the proceeds of the State Bond Loan. The repayment created a loss from the early extinguishment of debt of $1,622 from the write-off of unamortized deferred loan costs. At that time, one half (1,550,400) of the warrants were cancelled per terms of the facility.

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

Deferred loan fees includes legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of the statement date are considered current assets. Interest expense in 2013 includes a loss of $5,654 from the early extinguishment of the RMB First and Second Loan Facilities due to the write-off of unamortized deferred financing costs.

The following table lists the current and long term portion of each of the Company’s debt instruments at December 31, 2014 and December 31, 2013:

	As at	As at
	December 31, 2014	December 31, 2013
Current debt
Sweetwater County bond	4,124	-
RMBAH First Loan Facility	3,250	5,000
Insurance premium financing	-	153

	7,374	5,153
Long term debt
Sweetwater County bond	28,881	34,000
RMBAH First Loan Facility	4,312	-

	33,193	34,000

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Schedule of payments on outstanding debt as of December 31, 2014:

Debt	Total	2015	2016	2017	2018	2019	Subsequent	Maturity
Sweetwater County Bond
Principal	33,005	4,124	4,367	4,623	4,895	5,183	9,813	October 1, 2021
Interest	7,052	1,810	1,568	1,311	1,039	752	572

RMBAH First Loan Facility
Principal	7,562	3,250	4,312	-	-	-		March 31, 2016
Interest	658	562	96	-	-	-

Total	48,277	9,746	10,343	5,934	5,934	5,935	10,385

13.Deferred Revenue

In March 2013, the Company assigned the 2013 and 2014 contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The Company reflected the related revenue when the related deliveries under the contracts were settled. As of December 31, 2014, all deliveries called for had been made and the revenue thereon recognized.

14.Income Taxes

A reconciliation of income taxes at the statutory Canadian income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year ended December 31,
	2014	2013	2012

Loss before income taxes	(8,749)	(30,313)	(17,558)

Statutory rate	26.50%	26.50%	26.50%
Expected recovery of income tax	(2,318)	(8,033)	(4,663)
Effect of foreign tax rate differences	(619)	(3,247)	(1,570)
Non-deductible amounts	106	108	412
Effect of changes in enacted future rates	65	(286)	(40)
Effect of change in foreign exchange rates	(186)	(161)	(91)
Effect of stock based compensation	-	159	7
Change in valuation allowance	2,952	11,460	5,945
	-	-	-
Recovery of future income taxes	-	-	-
	-	-	-

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As at December 31,
	2014	2013	2012
Future income tax assets
Deferred tax assets	8,074	8,337	14,301
Net operating loss carry forwards	42,251	39,432	24,579
Less: valuation allowance	(50,325)	(47,769)	(38,880)

	-	-	-

Future income tax liabilities
Mineral properties	3,345	3,345	-

Net deferred tax liability	3,345	3,345	-

Based upon the level of historical taxable loss, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2014 and 2013.

As of December 31, 2014, the Company had the following net operating loss carryforwards available:

Income tax loss carry forwards
Canadian (expiring 2014 - 2034)	27,732
United States Federal (expiring 2025 - 2034)	93,338

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

There are open statutes of limitations for tax authorities in U.S., Canada and state jurisdictions to audit the Company’s tax returns for the years ended December 31, 2011, 2012 and 2013.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations. There have been no income tax related interest or penalties assessed or recorded.

Other comprehensive loss was not subject to income tax effects and is therefore shown net of taxes.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

15.Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.3% to 3.3%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2014, the total undiscounted amount of the future cash needs was estimated to be $12.1 million. The schedule of payments required to settle the ARO liability extends through 2033.

Asset retirement obligations for the Pathfinder properties are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using a discount rate of 3.0%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2014, the total undiscounted amount of the future cash needs was estimated to be $12.7 million. The schedule of payments required to settle the ARO liability extends through 2033.

The undiscounted future cash needs are based on information provided to the State of Wyoming in conjunction with annual reclamation bonding renewals.  Increases in the estimated future cash needs are normally based on increased disturbances projected for the upcoming year.  In 2014, there was no increase in the estimated liability on the Lost Creek Project as the anticipated disturbance was less than what had been projected in the previous year.  In addition, the Company submitted their initial report to the state since acquiring the Pathfinder properties.  The total estimated liability was significantly greater than what had been reflected on the Pathfinder financial statements at of the date of the acquisition in 2013.  As a result, the estimated liability was revised in 2014 to reflect the estimates calculated by Company personnel.

The restricted cash as discussed in note 7 is related to surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

	Year ended	Year ended
	December 31, 2014	December 31, 2013

	$	$
Beginning of year	17,279	957
Liabilities incurred	-	10,639
Assumed in Pathfinder Mines Corporation purchase	-	5,656
Change in estimated liability	5,669	-
Accretion expense	497	27

End of period	23,445	17,279

16.Other Liabilities

The Company completed a private placement in December 2013. In connection with this, the Company issued units consisting of one common share and one half warrants. The warrants are priced at US$1.35 which created a non-hedging derivative financial instrument. The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described in note 17 as there is no active market for the warrants. Any income or loss is reflected in net income for the year. The revaluation resulted in a gain of $946 thousand.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

17.Shareholders’ Equity and Capital Stock

Common share issuances

During the year ended December 31, 2014, the Company exchanged 182,194 common shares for vested Restricted Share Units (“RSUs”). In addition, 1,623,139 stock options were exercised for proceeds of $1.3 million.

During the year ended December 31, 2013, the Company exchanged 338,451 common shares for vested Restricted Share Units (“RSUs”). In addition, 377,927 stock options were exercised for proceeds of $0.3 million.

On December 19, 2013, the Company completed a private placement of 4,709,089 units consisting of one share of common stock and one half warrant at $1.10 per unit raising gross proceeds of $5.1 million. Total direct share issue costs, including the placement agents’ commission, were $0.2 million.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
	Options	average
	#	exercise price
		$

Outstanding, December 31, 2011	6,413,902	1.75
Granted	3,114,207	0.87
Exercised	(88,473)	0.85
Forfeited	(145,414)	1.99
Expired	(782,500)	3.25

Outstanding, December 31, 2012	8,511,722	1.32
Granted	1,876,670	1.07
Exercised	(377,927)	0.79
Forfeited	(31,806)	0.78
Expired	(705,000)	1.69

Outstanding, December 31, 2013	9,273,659	1.19
Granted	1,136,776	0.93
Exercised	(1,623,139)	0.83
Forfeited	(303,612)	1.45
Expired	(15,070)	0.82

Outstanding, December 31, 2014	8,468,614	1.21

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the year ended December 31, 2014 was $0.8 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2014, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
$	of options	life (years)	$	of options	life (years)	$	Expiry

0.70	455,595	0.2	59	455,595	0.2	59	March 5, 2015
2.47	1,227,034	1.1	-	1,227,034	1.1	-	January 28, 2016
1.35	545,000	1.5	-	545,000	1.5	-	July 7, 2016
1.01	657,782	1.7	-	657,782	1.7	-	September 9, 2016
1.00	200,000	1.8	-	200,000	1.8	-	October 24, 2016
0.78	956,382	2.0	58	956,382	2.0	58	January 12, 2017
1.20	200,000	2.1	-	200,000	2.1	-	February 1, 2017
1.01	100,000	2.2	-	100,000	2.2	-	March 1, 2017
0.65	1,330,542	2.9	229	1,330,542	2.9	229	December 7, 2017
0.66	594,152	3.3	97	594,152	3.3	97	April 25, 2018
1.07	100,000	3.6	-	76,000	3.6	-	August 1, 2018
1.03	965,351	4.0	-	522,857	4.0	-	December 27, 2018
1.44	100,000	4.2	-	54,000	4.2	-	March 31, 2019
0.88	1,036,776	4.9	-	103,678	4.9	-	December 12, 2019

1.21	8,468,614	2.6	443	7,023,022	2.2	443

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.99 as of the last trading day in the year ended December 31, 2014, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of December 31, 2014 was 3,336,671. The total number of in-the-money stock options exercisable as of December 31, 2014 was 3,336,671.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). Eligible participants under the RSU Plan include directors and employees, including officers, of the Company. Under the terms of the RSU Plan, RSUs vest with participants as follows: 50% on the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2011	276,365	2.90
Granted	703,572	0.92
Vested	(136,789)	2.90
Forfeited	(16,723)	1.68

Unvested, December 31, 2012	826,425	1.15
Granted	273,834	1.23
Vested	(402,581)	1.89
Forfeited	(6,068)	0.78

Unvested, December 31, 2013	691,610	0.90
Granted	259,192	1.20
Vested	(527,407)	0.74
Forfeited	(43,960)	0.92

Unvested, December 31, 2014	379,435	0.89

As of December 31, 2014, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	Intrinsic
	unvested	life	Value
Grant date	options	(years)	$
December 27, 2013	120,243	0.98	102
December 12, 2014	259,192	1.94	220

	379,435	1.48	322

As of December 31, 2014, 280,529 RSUs had been vested but not redeemed.  In January, 2015, 215,168 were redeemed for common shares while the balance of 65,361 were redeemed to pay the related taxes due on redemption.

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

On December 19, 2013, the Company issued 2,354,545 warrants to purchase stock at $1.35 per share in connection with the sale of private placement units (see note 17). The First and Second Loan Facility account for the remainder of the warrants issued during 2013 (see note 12).

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants is summarized as follows:

	Number	Weighted-
	of	average
	Warrants	exercise price
		$
Outstanding, December 31, 2011	100,000	1.12

Granted	50,000	0.93

Outstanding, December 31, 2012	150,000	1.06

Granted	9,774,512	1.19
Cancelled	(1,550,400)	1.17

Outstanding, December 31, 2013	8,374,112	1.19

Outstanding, December 31, 2014	8,374,112	1.19

As of December 31, 2014, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
$	of warrants	life (years)	$	Expiry

0.92	50,000	0.7	-	September 4, 2015
1.12	100,000	0.8	-	November 1, 2015
0.93	25,000	1.2	-	March 5, 2016
1.35	2,354,545	2.0	-	December 19, 2016
1.12	4,294,167	3.5	-	June 24, 2018
1.17	1,550,400	3.6	-	August 27, 2018

	8,374,112	3.0	-

Share-based compensation expense

Stock-based compensation expense was $0.9 million, $1.2 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was approximately $0.6 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.3 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.1 years and 1.6 years, respectively.

Cash received from stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $0.3 million and less than $0.1 million, respectively.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair Value Calculations

The initial fair value of RSUs, options and warrants granted during the years ended December 31, 2014, 2013 and 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

	2014	2013	2012

Expected warrant life (years)	-	1.5 - 3	1.5
Expected option life (years)	3.49-3.56	3.41-3.51	3.29 - 3.37
Expected volatility	61-66%	61-66%	63-78%
Risk-free interest rate	1.1-1.4%	0.9-1.4%	1.0-1.3%
Forfeiture rate (warrants)	0.0%	0.0%	0.0%
Forfeiture rate (options)	4.5-4.7%	4.2-4.4%	4.6-4.8%
Forfeiture rate (RSUs)	8.1%	7.7%	12.5-22.3%
Expected dividend rate	0%	0%	0%

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

The fair value used for the RSUs issued in December 2014, December 2013 and December 2012 was $0.96,  $1.20 and $0.82 per unit, respectively which was the closing price of the stock on the TSX as of the trading days immediately preceding the grant dates.

18.Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. In 2013, the Company also sold its 2013 and 2014 deliveries under two of its contracts to a third party broker. The income was recognized in the years in which the respective deliveries were completed.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue consists of:

	Year ended December 31,		Year ended December 31,
	2014		2013
	$		$
Company A	10,123	34.5%	3,426	45.0%
Company B	9,199	31.4%	1,555	20.4%
Company C	7,197	24.5%	-	0.0%
	26,519	90.4%	4,981	65.4%
Disposal fees	323	1.1%	-	0.0%
Recognition of gain from sale of deliveries under assignment	2,507	8.5%	2,635	34.6%

	29,349	100.0%	7,616	100.0%

During the second quarter of 2014, we recorded an out of period adjustment due to the reclassification of severance and ad valorem taxes as a cost of extraction instead of a direct cost of sale.

19.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. They bear interest at annual rates ranging from 0.18% to 0.4% and mature at various dates up to August 27, 2015. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $9.8 million at risk at December 31, 2014 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2014.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

As at December 31, 2014, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $3.0 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 7 years, and asset retirement obligations with estimated completion dates until 2033.

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

Currency risk

The Company maintains a balance of less than $0.1 million in foreign currency resulting in a low currency risk.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a $0.6 million impact for the year ended December 31, 2014. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

20.Segmented Information

The Company’s operations comprise one reportable segment being the exploration and development of uranium resource properties. All of the Company’s production, sales and other mineral related operations are occurring in the United States. During 2014, the Company decided not to invest additional funds in its Canadian properties.  As a result, those claims were dropped and written off.  Effective December 31, 2014, the only assets in Canada are non-operating current assets.

Non-current assets segmented by geographic area are as follows:

	December 31, 2014
	United States	Canada	Total
	$	$	$

Restricted Cash	7,556	-	7,556
Mineral properties	52,750	-	52,750
Capital assets	32,993	-	32,993
Investments	1,090	-	1,090

	94,389	-	94,389

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

	December 31, 2013
	United States	Canada	Total
	$	$	$

Restricted Cash	5,055	-	5,055
Mineral properties	52,213	489	52,702
Capital assets	35,250	-	35,250
Investments	1,085	-	1,085

	93,603	489	94,092

21.Commitments

Under the terms of its operating lease for office premises in Casper, Wyoming, the Company is committed to minimum annual lease payments as follows:

Year ended December 31,	$
2015	200
2016	200
2017	100
2018 and thereafter	-
500

Rent expense under these agreements was $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has agreed to a Contingency and Development Agreement with Sweetwater County for the improvement of a county road servicing the Lost Creek facility. The Company’s portion of the cost will be approximately $200 thousand and will be due after the work is completed.

Off Take Sales Agreements

We currently have nine off take sales agreements with various North American utilities. Most recently, in February 2015, we executed a multi-year agreement for sales deliveries of 200,000 pounds of uranium concentrates annually. In March 2014, we entered into a uranium sales arrangement for production in 2014 and 2016. The agreements call for deliveries ranging between 150,000 to 250,000 pounds of uranium concentrate each year. Those agreements were amended to include additional deliveries in 2015. These agreements supplement earlier offtake arrangements which were completed beginning in 2011.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(expressed in thousands of U.S. dollars unless otherwise indicated)

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2015	630,000 pounds
2016	662,000 pounds
2017	600,000 pounds
2018	500,000 pounds
2019	400,000 pounds
2020	200,000 pounds

22.Other items not affecting cash flow

	Year ended December 31,
	2014	2013	2012
	$	$	$
Non-cash financing and investing activities:
Common shares issued for properties	—	783	—
Mineral property acquired in asset exchange	—	—	970