Form 10-Q
period 2015-03-31
UR-ENERGY INC
filed 2015-05-04
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of April 29, 2015, there were 130,048,326 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our timeline for full ramp up of production operations to design capacity at our Lost Creek project; (ii) the technical and economic viability of Lost Creek; (iii) our ability to complete additional favorable uranium sales agreements including spot sales if production is available and the market warrants; (iv) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (v) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vi) the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (vii) the timing and outcome of environmental baseline studies at Shirley Basin; (viii) the outcomes of our 2015 guidance and production projections; and (ix) the continuing and long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections. These other factors include, among others, the following: future estimates for production, production start-up and operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in pending and potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with status as a "controlled foreign corporation" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” and under the heading of “Risk Factors” in our Annual Report on Form 10-K, dated March 2, 2015.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents (note 4)	2,182	3,104
Accounts receivable (note 5)	13	28
Inventory (note 6)	4,703	5,168
Current deferred financing costs (note 12)	191	190
Prepaid expenses	1,095	856
	8,184	9,346

Restricted cash (note 7)	7,556	7,556
Mineral properties (note 8)	51,455	52,750
Capital assets (note 9)	32,451	32,993
Equity investment (note 10)	1,089	1,090
Deferred financing costs (note 12)	668	716
	93,219	95,105
	101,403	104,451
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 11)	4,799	4,532
Current portion of notes payable (note 12)	10,934	7,374
Reclamation obligations	85	85
	15,818	11,991
Notes payable (note 12)	27,812	33,193
Deferred income tax liability (note 13)	3,345	3,345
Asset retirement obligations (note 14)	23,571	23,445
Other liabilities - warrants (note 15)	423	376
	55,151	60,359
	70,969	72,350
Shareholders' equity (note 16)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 130,048,326 at March 31, 2015 and 129,365,076 at December 31, 2014	168,749	168,118
Warrants	4,175	4,175
Contributed surplus	14,050	14,250
Accumulated other comprehensive income	3,363	3,337
Deficit	(159,903)	(157,779)
	30,434	32,101
	101,403	104,451

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended March 31,
	2015	2014

Sales (note 17)	7,387	6,147

Cost of sales	(5,390)	(3,240)

Gross profit	1,997	2,907

Operating Expenses

Exploration and evaluation	(685)	(1,018)
Development	(1,029)	(574)
General and administrative	(1,517)	(2,312)
Accretion	(126)	(38)

Loss from operations	(1,360)	(1,035)

Interest (expense) (net)	(688)	(636)
Warrant mark to market adjustment (note 15)	(77)	(263)
Foreign exchange gain ( loss)	1	(14)

Net loss for the period	(2,124)	(1,948)

Loss per common share
Basic and diluted	(0.02)	(0.02)

Weighted average number of common shares outstanding
Basic and diluted	129,709,518	128,101,046

COMPREHENSIVE LOSS
Net loss for the period	(2,124)	(1,948)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	26	35

Comprehensive loss for the period	(2,098)	(1,913)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2014	129,365,076	168,118	4,175	14,250	3,337	(157,779)	32,101

Exercise of stock options	468,082	463	-	(161)	-	-	302
Redemption of vested RSUs	215,168	167	-	(226)	-	-	(59)
Non-cash stock compensation	-	-	-	188	-	-	188
Net loss and comprehensive income	-	-	-	-	26	(2,124)	(2,098)

Balance, March 31, 2015	130,048,326	168,749	4,175	14,050	3,363	(159,903)	30,434

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2015	2014

Cash provided by (used in)
Operating activities
Net loss for the period	(2,124)	(1,948)
Items not affecting cash:
Stock based expense	188	293
Depreciation and amortization	1,862	1,939
Accretion expense	126	38
Warrants mark to market loss	77	263
RSUs redeemed for cash	(59)	(66)
Change in non-cash working capital items:
Accounts receivable	15	1,488
Inventory	465	(1,863)
Prepaid expenses	67	(51)
Accounts payable and accrued liabilities	11	1,149
	628	1,242

Investing activities
Mineral property costs	-	(57)
Funding of equity investment	-	(4)
Purchase of capital assets	(24)	(297)
	(24)	(358)

Financing activities
Issuance of common shares and warrants for cash	-	-
Share issue costs	-	43
Proceeds from exercise of stock options	302	834
Proceeds from debt financing	-	1,500
Cost of debt financing	-	(37)
Repayment of debt	(1,822)	(76)
	(1,520)	2,264

Effects of foreign exchange rate changes on cash	(6)	(103)
Net change in cash and cash equivalents	(922)	3,045
Beginning cash and cash equivalents	3,104	1,627
Ending cash and cash equivalents	2,182	4,672

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. was incorporated on March 22, 2004 under the laws of the Province of Ontario. It was continued under the Canada Business Corporations Act on August 8, 2006. Ur-Energy-Inc. and its wholly-owned subsidiaries Ur-Energy USA Inc.; NFU Wyoming, LLC; Lost Creek ISR, LLC; NFUR Bootheel, LLC; Hauber Project LLC; NFUR Hauber, LLC; and Pathfinder Mines Corporation (the “Company”) is an exploration stage mining company as defined by U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7.  We are headquartered in Littleton, Colorado. The Company is engaged in uranium mining and recovery operations, with activities including acquisition, exploration, development and operations of uranium mineral properties located in Wyoming. The Company commenced uranium production at its Lost Creek Project in August 2013.

Due to the nature of the uranium mining methods we use on the Lost Creek Property, and the definition of “mineral reserves” under the SEC Industry Guide 7, the Company has not determined whether the Lost Creek Property contains mineral reserves. However, the Company’s December 30, 2013 NI 43-101 Technical Report on Lost Creek, “Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” outlines the potential viability of the Lost Creek Property. As well, the Company’s January 27, 2015 NI 43-101 Technical Report on Shirley Basin, “Preliminary Economic Assessment of Shirley Basin Uranium Project Carbon County, Wyoming, USA,” (the “Shirley Basin PEA”) outlines the potential viability of the Shirley Basin Project. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

2.Liquidity Risk

The Company has financed its operations from its inception primarily through the issuance of equity securities and debt instruments. Construction and development of the Lost Creek Project commenced in October 2012 after receiving the Record of Decision from the United States Department of the Interior Bureau of Land Management (“BLM”).  Production began in August 2013 after receiving final operational clearance from the United States Nuclear Regulatory Commission (“NRC”). The Company made its first deliveries and related sales in December 2013.  It is now generating funds from sales to finance its operations.

Based upon the Company’s current working capital balances and the expected timing of product sales, it is possible that additional funding might be sought. Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

3.Summary of Significant Accounting Policies

Basis of presentation

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“US GAAP”) and include all of the assets, liabilities and expenses of the Company. All inter-company balances and transactions between the subsidiaries and/or the parent have been eliminated upon consolidation.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2014.

Exploration Stage

The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek Project or the Shirley Basin Project. As a result, and despite the fact that the Company commenced recovery of U3O8 at the Lost Creek Project in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

Since the Company commenced recovery of uranium at the Lost Creek Project without having established proven and probable reserves, any uranium resources established or extracted from the Lost Creek Project should not be in any way associated with having established, or production from, proven or probable reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with United States standards.

Previous period comparatives

During the second quarter of 2014, we recorded an immaterial out of period adjustment due to the reclassification of severance and ad valorem taxes as a cost of extraction instead of a direct cost of sale.  The taxes were previously reported as a direct cost of sale in the first quarter of 2014.

New accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

4Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As of March 31,	As of December 31,
	2015	2014
	$	$
Cash on deposit at banks	874	431
Money market funds	1,308	2,673

	2,182	3,104

5.Accounts Receivable

The Company’s accounts receivable consist of the following:

	As of March 31,	As of December 31,
	2015	2014
	$	$
Trade accounts receivable
Other Companies	5	19
Total trade receivables	5	19
Other receivables	8	9

Total accounts receivable	13	28

The names of the individual companies have not been disclosed for confidentiality reasons.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Inventory

The Company’s inventory consists of the following:

	As of March 31,	As of December 31,
	2015	2014
	$	$
In-process inventory	1,368	2,084
Plant inventory	761	882
Conversion facility inventory	2,574	2,202

	4,703	5,168

As of March 31, 2015, there was no inventory on hand with costs in excess of net realizable value.

7.Restricted Cash

The Company’s restricted cash consists of the following:

	As of March 31,	As of December 31,
	2015	2014
	$	$

Money market account (a)	7,456	7,456
Certificates of deposit (b)	100	100

	7,556	7,556

(a) The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the BLM and the NRC.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $26.7 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at March 31, 2015.

(b) A certificate of deposit ($0.1 million) provides security for the Company’s credit cards.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2014	18,512	21,028	13,210	52,750

Amortization	(1,295)	-	-	(1,295)

Balance, March 31, 2015	17,217	21,028	13,210	51,455

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. Other royalties exist on certain mining claims at the LC South and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North, LC East or LC West Projects.

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013.  Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin Mine, portions of the Lucky Mc Mine, machinery and equipment, vehicles, office equipment, and exploration and development databases. Pathfinder was acquired for aggregate consideration of $6.6 million, a 5% production royalty under certain circumstances and the assumption of certain asset reclamation obligations which were estimated by AREVA at $5.7 million.  Additional royalties exist on certain of the mineral properties at Shirley Basin as described in the January 2015 Shirley Basin PEA.  The purchase price allocation attributed $5.7 million to asset retirement obligations, $3.3 million to deferred tax liabilities, $15.3 million to mineral properties and the balance to the remaining assets and liabilities.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

9.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	March 31, 2015			December 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,881	2,946	935	3,878	2,852	1,026
Enclosures	32,987	2,340	30,647	32,968	1,927	31,041
Machinery and equipment	992	446	546	992	426	566
Furniture, fixtures and leasehold improvements	119	84	35	119	81	38
Information technology	1,121	833	288	1,119	797	322

	39,100	6,649	32,451	39,076	6,083	32,993

10.Equity Investment

Following its earn-in to the Bootheel Project in 2009, Jet Metals Corp was required to fund 75% of the project’s expenditures and the Company the remaining 25%. The project has been accounted for using the equity accounting method with the Company’s pro rata share of the project’s loss included in the Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Balance Sheet. Under the terms of the operating agreement, the Company elected not to participate financially for the year ended March 31, 2012 which reduced the Company’s ownership percentage to approximately 19%. The equity accounting method has been continued because of the Company’s ability to directly influence the budget process and therefore the operations of the project. There have been no subsequent changes in the percentage of ownership of the project.  Impairment testing was performed at December 31, 2014 which resulted in no change to the carrying cost of the investment.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

11.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of March 31,	As of December 31,
	2015	2014
	$	$
Accounts payable	1,669	1,503
Severance and ad valorem tax payable	1,665	1,947
Payroll and other taxes	1,465	1,082

	4,799	4,532

12.Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is collateralized by all of the assets at the Lost Creek Project. As a condition of the financing, earlier loan facilities with RMB Australia Holding Ltd (“RMBAH”) together with certain construction equipment loans were paid off with the funding proceeds from the State Bond Loan.

On June 24, 2013, the Company entered into a $20.0 million First Loan Facility with RMBAH. The initial $20.0 million was drawn and repaid during 2013. An amendment to the First Loan Facility allowed for $5.0 million to be redrawn. This was done on December 19, 2013 for the acquisition of Pathfinder. On March 14, 2014, the loan was amended to change the interest rate, extend the loan maturity date to June 30, 2016 and increase the current loan to $10.0 million which included an additional line of credit of $3.5 million as a result of the completion and results of the Technical Report (NI 43-101) on the newly acquired Shirley Basin Project.  On March 14, 2014, the Company also drew down an additional $1.5 million on its First Loan Facility.  On September 19, 2014, the Company drew down the $3.5 million line of credit.  The amended interest rate is approximately 8.75%. Principal payments of $0.81 million are due quarterly.  The line of credit is renewable until March 31, 2016.

Deferred loan fees includes legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of March 31, 2015 are considered current assets.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current (within 12 months) and long term portion of each of the Company’s debt instruments:

	As at	As at
	March 31, 2015	December 31, 2014
Current debt
Sweetwater County bond	4,184	4,124
RMBAH First Loan Facility	6,750	3,250

	10,934	7,374
Long term debt
Sweetwater County bond	27,812	28,881
RMBAH First Loan Facility	-	4,312

	27,812	33,193

Schedule of payments on outstanding debt as of March 31, 2015:

Debt	Total	2015	2016	2017	2018	2019	Subsequent	Maturity
Sweetwater County bond
Principal	31,996	3,115	4,367	4,623	4,895	5,183	9,813	October 1, 2021
Interest	6,577	1,335	1,568	1,311	1,039	752	572

RMBAH First Loan Facility
Principal	6,750	2,438	4,312	-	-	-		March 31, 2016
Interest	492	397	95	-	-	-

Total	45,815	7,285	10,342	5,934	5,934	5,935	10,385

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

14.Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek Project and Pathfinder and are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period discounted at a risk-free rate. Included in this liability are the costs of closure, reclamation, demolition and stabilization

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs.

At March 31, 2015, the total undiscounted amount of the future cash needs was estimated to be $24.8 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 7 is related to the surety bonds which provide security to the related governmental agencies on these obligations.

	Three months ended	Year ended
	March 31, 2015	December 31, 2014

	$	$
Beginning of year	23,445	17,279
Change in estimated liability	-	5,669
Accretion expense	126	497

End of period	23,571	23,445

15.Other Liabilities

For the December 2013 private placement, we issued units consisting of one common share of the Company’s stock and one half warrant. Each full warrant is priced at US$1.35 which created a derivative financial instrument. The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the year. The revaluation as of March 31, 2015 resulted in a loss of $77 thousand for the three months ended March 31, 2015 which is reflected on the statement of operations.

16.Shareholders’ Equity and Capital Stock

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
	Options	average
	#	exercise price
		$

Outstanding, December 31, 2014	8,468,614	1.12

Exercised	(468,082)	0.65
Forfeited	(18,261)	0.86
Expired	(10,810)	0.65

Outstanding, March 31, 2015	7,971,461	1.05

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the three months ended March 31, 2015 was $0.1 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2015, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
$	of options	life (years)	$	of options	life (years)	$	Expiry

2.27	1,227,034	0.8	-	1,227,034	0.8	-	January 28, 2016
1.24	545,000	1.3	-	545,000	1.3	-	July 7, 2016
0.93	657,782	1.4	11	657,782	1.4	11	September 9, 2016
0.92	200,000	1.6	5	200,000	1.6	5	October 24, 2016
0.72	956,382	1.8	189	956,382	1.8	189	January 12, 2017
1.10	200,000	1.8	-	200,000	1.8	-	February 1, 2017
0.93	100,000	1.9	2	100,000	1.9	2	March 1, 2017
0.60	1,310,758	2.7	395	1,310,758	2.7	395	December 7, 2017
0.61	587,059	3.1	172	587,059	3.1	172	April 25, 2018
0.98	100,000	3.3	-	100,000	3.3	-	August 1, 2018
0.95	956,232	3.7	-	726,950	3.7	-	December 27, 2018
1.33	100,000	4.0	-	54,000	4.0	-	March 31, 2019
0.81	1,031,214	4.7	124	103,678	4.7	12	December 12, 2019

1.05	7,971,461	2.5	898	6,768,643	2.2	786

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.20 as of the last trading day in the period ended March 31, 2015, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of March 31, 2015 was 4,843,195. The total number of in-the-money stock options exercisable as of March 31, 2015 was 3,915,659.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The plan was approved most recently, as amended, on April 25, 2013.

Eligible participants under the RSU Plan include directors and employees of the Company. Under the terms of the original RSU Plan, RSUs vested with participants as follows: 50% on the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.  In March 2015, the Board approved amendments to the plan that (a) extend the redemption period so that, going forward, all RSUs in a grant are not redeemed until the second anniversary of the grant; (b) provide for redemption, instead of cancellation, of outstanding RSUs at the date of redemption for retiring directors and executive officers, which is defined as a threshold of combined service and age of

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

65 years, and a minimum of five years of service to the Company; and (c) update the RSU Plan for compliance with applicable laws.  The amendments are the subject of a shareholder vote at our upcoming annual meeting of shareholders.

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2014	379,435	0.89

Granted	274,574	0.99
Forfeited	(2,370)	0.87

Unvested, March 31, 2015	651,639	0.90

As of March 31, 2015, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	Intrinsic
	unvested	life	Value
Grant date	RSUs	(years)	$
December 27, 2013	119,419	0.74	113
December 12, 2014	257,646	1.70	245
March 13, 2015	274,574	1.95	261

	651,639	1.60	619

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

There was no warrant activity during the period ended March 31, 2015.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2015, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
$	of warrants	life (years)	$	Expiry

0.92	50,000	0.4	9	September 4, 2015
1.12	100,000	0.6	-	November 1, 2015
0.93	25,000	0.9	4	March 5, 2016
1.35	2,354,545	1.7	-	December 19, 2016
1.12	4,294,167	3.2	-	June 24, 2018
1.17	1,550,400	3.4	-	August 27, 2018

1.19	8,374,112	2.8	13

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was approximately $0.4 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.6 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.0 years and 1.7 years, respectively.

Cash received from stock options exercised during the three months ended March 31, 2015 and 2014 was $0.3 million and $0.8 million, respectively.

Fair value calculations

The fair value of RSUs granted during the three months ended March 31, 2015 was determined using the intrinsic value method using a forfeiture rate of 7.81% based on historical data.  The initial fair value of options granted during the

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

three months ended March 31, 2014 was determined using the Black-Scholes option pricing model.  The following assumptions were used in the calculations:

Three months ended March 31, 2014

Expected option life (years)	3.49
Expected volatility	66.00%
Risk-free interest rate	1.40%
Expected dividend rate	0%
Forfeiture rate (Options)	4.5%

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

There were no options granted in the three months ended March 31, 2015.  There were no RSUs granted in the three months ended March 31, 2014.

17.  Sales

Sales have been primarily derived from U3O8 being sold to domestic utilities under contracts.

Sales consist of:

	Three months ended March 31,
	2015		2014
	$		$
Company A	6,098	82.5%	3,675	59.8%
Company B	1,282	17.4%	-	0.0%
Company C	-	0.0%	2,312	37.6%
	7,380	99.9%	5,987	97.4%
Disposal fees	7	0.1%	160	2.6%

	7,387	100.0%	6,147	100.0%

The names of the individual companies have not been disclosed for confidentiality reasons.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

18.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. They bear interest at annual rates ranging from 0.18% to 0.6% and mature at various dates up to February 5, 2016. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $9.1 million at risk at March 31, 2015 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2015.

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

As at March 31, 2015, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $2.5 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 6.5 years, and asset retirement obligations with estimated completion dates until 2033.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a nominal effect on either the three months ended March 31, 2015 or the three months ended March 31, 2014. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The financial statements have been prepared in accordance with US GAAP.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the United States. We are operating of our first in situ recovery (“ISR”) uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE MKT under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc, incorporated under the laws of the State of Colorado. Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder, incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our other U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 2, 2015.

We utilize in situ recovery of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process U3O8, for shipping to a third-party storage and conversion facility.

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

Currently, we have nine  U3O8  sales agreements in place with various U.S. utilities for the sale of U3O8 at mid- and long-term contract pricing. The multi-year sales agreements represent a portion of our anticipated production through 2020.  These agreements individually do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements. The balance of our Lost Creek production will be sold through spot sales and through additional multi-year agreements.

Changes in Management

On April 10, 2015, it was announced that the employment agreement with the Company’s President and CEO, Wayne Heili, will end on May 1, 2015 and that Mr. Heili’s employment with the Company will conclude following the completion of that term. Effective as of May 2, 2015, Jeffrey T. Klenda, will formally assume the title of acting Chief Executive Officer of Ur-Energy.  Mr. Klenda has served as the Chairman of the Board of Directors and Executive Director of the Company since 2006.

Mineral Rights and Properties

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

The following is a summary of significant activities by project for the three months ended March 31, 2015:

During the quarter, production rates at Lost Creek were slowed slightly during the latter part of the quarter while maintenance was conducted on several process circuits.  Still, captured pounds increased 29% over the previous quarter. Production flow increased by 47% quarter-over-quarter by sourcing from nine header houses in the first mine unit. Header houses 8 and 9 were brought on line during the first quarter. A tenth header house in the first mine unit is under construction. Plant head grades continue to be significantly higher than projected. For the quarter, 192,280 pounds of U3O8 were captured within the Lost Creek plant. 177,057 pounds U3O8  were packaged in drums and 171,505 pounds U3O8  of drummed inventory were shipped out of the Lost Creek processing plant.

In addition to the plant maintenance and refinements which were completed during the period, Lost Creek water management practices continue to improve: the third deep disposal well and the reverse osmosis circuits became operational during the period.

For a sixth straight quarter, the Company’s Lost Creek Project made sales to meet its contractual commitments. This included product sales of 146,000 pounds U3O8, which were sold at an average price of $50.55 per pound. Quarterly product sales revenues totaled $7.4 million.    The Results of Operations are detailed further below.

During the quarter, an exploration drill program commenced immediately south and adjacent to the production area. The purpose of this drilling was to characterize three previously identified mineralized sand horizons.   Preliminary results are encouraging and are currently being analyzed. Thus far, the program has included 91 holes, of which 34 holes encountered strong uranium intercepts with a grade-thickness (GT) of 0.20 or higher.  We anticipate completing the 150-hole program during third quarter.

Shirley Basin Project

We commissioned and issued an independent, NI 43-101 technical report on Shirley Basin, “Technical Report on Resources Shirley Basin Uranium Project Carbon County, Wyoming” dated August 27, 2014 (the “Shirley

Basin Technical Report”). This was the first technical report on mineral resources issued for Shirley Basin. Subsequently, on January 27, 2015, we commissioned and issued a second independent, NI 43-101 report on Shirley Basin: the “Preliminary Economic Assessment Shirley Basin Uranium Project Carbon County, Wyoming,” (“Shirley Basin PEA”). The Shirley Basin PEA suggests the possible viability of the project, based upon analyses of metallurgy and recoverability, engineering, and economics including costs of capital expenditures and operating costs. The Shirley Basin Technical Report was based primarily on analyses of historic drill hole data acquired with the purchase of the property. Additionally, we drilled 14 confirmation holes prior to the preparation of the report. The mineral resources for the Shirley Basin Project were estimated in the Technical Report, and considered for economics and recoverability in the Shirley Basin PEA.

Environmental baseline studies are nearing completion.  Data from the studies will be included in the applications for permits and licenses for Shirley Basin, which are currently anticipated to be filed with regulators later this year.

Results of Operations

U3O8 Sales and Production

During the three months ended March 31, 2015, 192,280 pounds of U3O8 were captured within the Lost Creek plant. 177,057 of those pounds were packaged in drums and 171,505 pounds of the drummed inventory were shipped to the conversion facility where 146,000 pounds were sold to utility customers.  Inventory, production and sales figures for the Lost Creek Project are as follows:

Inventory, Production and Sales Analysis	Unit	2015 Q1	2014 Q4	2014 Q3	2014 Q2

Pounds captured	lb	192,280	149,564	131,331	116,708
Ad valorem and severance tax	$000	$150	$1,163	$313	$212
Wellfield cash cost (1)	$000	$1,080	$881	$1,012	$912
Wellfield non-cash cost (1)(2)	$000	$1,335	$1,350	$1,349	$1,350
Ad valorem and severance tax per pound captured	$/lb	$0.78	$7.78	$2.38	$1.82
Cash cost per pound captured	$/lb	$5.62	$5.89	$7.71	$7.81
Non-cash cost per pound captured	$/lb	$6.94	$9.02	$10.28	$11.56

Pounds drummed	lb	177,057	117,160	125,915	133,684
Plant cash cost (3)	$000	$1,718	$1,553	$1,703	$1,625
Plant non-cash cost (2)(3)	$000	$497	$507	$504	$502
Cash cost per pound drummed	$/lb	$9.70	$13.26	$13.53	$12.15
Non-cash cost per pound drummed	$/lb	$2.81	$4.33	$4.00	$3.76

Pounds shipped	lb	171,505	102,071	126,499	163,747
Distribution cash cost (4)	$000	$145	$113	$(31)	$117
Cash cost per pound shipped	$/lb	$0.85	$1.10	$(0.24)	$0.71

Pounds sold	lb	146,000	100,000	100,000	207,760
U3O8 sales	$000	$7,380	$6,603	$5,996	$7,197
Average long-term contract price	$/lb	$50.55	$66.03	$59.96	$34.64
Average spot price (5)	$/lb	$-	$-	$-	$-
Average price per pound sold	$/lb	$50.55	$66.03	$59.96	$34.64

U3O8 Cost of sales (6)	$000	$5,390	$3,697	$3,752	$6,761
Ad valorem and severance tax cost per pound sold	$/lb	$4.73	$3.18	$2.52	$3.11
Cash cost per pound sold	$/lb	$18.86	$20.32	$20.77	$17.45
Non-cash cost per pound sold (2)	$/lb	$13.32	$13.47	$14.23	$11.98
Total cost per pound sold	$/lb	$36.91	$36.97	$37.52	$32.54

U3O8 gross profit	$000	$1,990	$2,906	$2,244	$436
Gross profit per pound sold	$/lb	$13.64	$29.06	$22.44	$2.10
Gross profit margin	%	27.0	44.0	37.4	6.1

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

[3]	Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.
[4]	Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.
[5]	There were no spot sales in either 2015 or 2014.
[6]	Cost of sales include all production costs (notes 1, 2, 3 and 4) adjusted for changes in inventory values.

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

Average Price Per Pound Sold Reconciliation	Unit	2015 Q1	2014 Q4	2014 Q3	2014 Q2

U3O8 Sales (a) [1]	$000	$7,380	$6,603	$5,996	$7,197

Pounds sold (b)	lb	146,000	100,000	100,000	207,760

Average price per pound sold (a ÷ b)	$/lb.	$50.55	$66.03	$59.96	$34.64

Notes:

[1]

2014 Q2 and 2014 Q3 does not include $1.3 million and $1.2 million, respectively, recognized from the gain on assignment of deliveries under long-term contracts because the additional revenue would distort the average price per pound sold (see the Sales footnotes to the respective financial statements for the periods ended June 30 and September 30, 2014).

U3O8 sales of $7.4 million for the three months were based on selling 146,000 pounds at an average price of $50.55, which resulted from meeting all of our contractual delivery requirements with no additional spot sales.  We also recognized a small amount in disposal fees at the Shirley Basin Project. This resulted in total sales of $7.4 million as reported in the financial statements.

Total Cost Per Pound Sold Reconciliation	Unit	2015 Q1	2014 Q4	2014 Q3	2014 Q2

Ad valorem and severance taxes	$000	$150	$1,163	$314	$212
Wellfield costs	$000	$2,415	$2,230	$2,361	$2,262
Plant costs	$000	$2,215	$2,060	$2,207	$2,127
Distribution costs	$000	$145	$112	$(31)	$117
Inventory change	$000	$465	$(1,868)	$(1,099)	$2,043
Cost of sales (a)	$000	$5,390	$3,697	$3,752	$6,761

Pounds sold (b)	lb	146,000	100,000	100,000	207,760

Cost per pound sold (a ÷ b) [1]	$/lb.	$36.91	$36.97	$37.52	$32.54

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

Production costs per pound have generally declined throughout the past twelve months. In November 2014, the State of Wyoming retroactively increased the ad valorem and severance tax industry factor used in calculating the taxable value of the extracted uranium by 31%. The one-time retroactive adjustment to the tax expense was reflected in Q4 2014 resulting in significantly higher extraction costs per pound in that quarter. In March 2015, the State revised the industry factor increase down to a six percent increase, as compared to the previously announced 31% increase, after further review of operational data submitted by the affected companies. We recognized the reduction of $0.4 million to the 2014 liability in January 2015 which resulted in a substantially lower cost per pound than what had been reflected the previous quarter.

The gross profit for the three months was $2.0 million, which represents a gross profit margin of approximately 27%. This was lower than the previous two quarters primarily due to a lower average sales price per pound.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following tables summarizes the results of operations for the three months ended March 31, 2015 and 2014 (in thousands of U.S. dollars):

	Three months ended March 31,
	2015	2014(1)
	$	$
Sales	7,387	6,147
Cost of sales	(5,390)	(3,240)
Gross profit	1,997	2,907
Exploration and evaluation expense	(685)	(1,018)
Development expense	(1,029)	(574)
General and administrative expense	(1,517)	(2,312)
Accretion	(126)	(38)
Net loss from operations	(1,360)	(1,035)
Interest income (Expense) (net)	(688)	(636)
Warrant mark to market gain	(77)	(263)
Foreign exchange gain (loss)	1	(14)
Net loss	(2,124)	(1,948)

Loss per share – basic and diluted	(0.02)	(0.02)

Revenue per pound sold	50.55	54.43

Total cost per pound sold	36.91	29.46

Gross profit per pound sold	13.64	24.97

1.

Sales in the quarter ended March 31, 2014 were reduced by ad valorem and severances taxes of $736 thousand ($6.69 per pound).  Effective June 30, 2014, we stopped treating those taxes as a reduction in sales revenues, but rather as a cost of sales as the taxes are based on pounds extracted, not sold.  For comparability purposes, had those taxes always been treated as a cost of sales; the 2014 Q1 sales, cost of sales, gross profit and related cost per pound amounts would have been as follows:

Sales	$6,723
Cost of sales	$3,646
Gross profit	$3.077

Price per pound sold	$61.12
Total cost per pound sold	$33.15
Gross profit per pound sold	$27.97

Sales

We sold a total of 146,000 pounds of U3O8 during the quarter for an average price of $50.55 per pound as compared to 2014 when we sold 110,000 pounds for an average price of $61.12 before deducting ad valorem and severance taxes. All sales for both periods were associated with long-term offtake contracts at rates stated within the contracts so the decline of $10.57 per pound is due solely to the contracts fulfilled in each period. Sales revenues as previously reported for the quarter ended March 31, 2014 were reduced by ad valorem and sales taxes of $736 thousand ($6.69 per pound).  Effective Q2 2014, we stopped treating those taxes as a reduction in sales revenues, but rather as a cost of sales as the taxes are based on pounds extracted, not sold.

We recognized sales of $7 thousand and $160 thousand from disposal fees at the Shirley Basin site during the three months ended March 31, 2015 and 2014, respectively.

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

The costs included in cost of sales were as projected and our cost per pound sold generally declined during the quarter as compared to previous quarters. This was primarily because our production was higher while our costs, which are primarily process based, do not fluctuate in proportion to the product produced. As production levels increase, the costs per pound sold will decrease so long as production costs remain on target.

After adding ad valorem and severance taxes into the Q1 2014 costs, during 2015 Q1,our cost per pound sold, increased $3.76 to $36.91 from $33.15.  The ad valorem and severance taxes per pound sold increased $0.94 per pound, primarily because of the retroactive adjustment made to the industry factor described above.  Our cash cost per pound sold decreased $0.52 to $18.86 as compared to $19.38 in 2014 Q1, primarily due to lower cash costs and higher production figures in 2015 Q1 versus 2014 Q1.  However, non-cash costs per pound sold increased $3.33 in 2015 Q1 as compared to 2014 Q1, which was artificially low due to the startup of operations in mid-quarter 2013 Q4.

Gross Profit

The gross profit for 2015 Q1 was $2.0 million, which represents a gross profit margin of approximately 27%, as compared to $3.1 million in 2014 Q1, which represents a gross profit margin of approximately 46%.  Gross profit per pound sold decreased $14.34 to $13.63 in 2015 Q1 from $27.97 in 2014 Q1 after the reclassification of severance and ad valorem taxes in Q1 2014.  The primary reason was due to the $10.57 decrease in the average price per pound sold discussed above.  It should be noted that the average price per pound sold for the full year of 2014 was $51.22, which is comparable to the expected average price per pound sold for the full year of 2015 of $50.10.  The quarter on quarter fluctuation is due to the timing of the deliveries into various contracts with different pricing points.

Operating Expenses

Total operating expenses for the three months ended March 31, 2015 were  $3.4 million. Operating expenses includes exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses decreased by $0.5 million compared to the same period in 2014 due primarily to decreases in labor costs related to bonuses and a potential severance liability.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased $0.3 million for the three months ended March 31, 2015 compared to 2014. All costs associated with the Geology and Geological Information Systems departments as well as the costs incurred on specific projects as described above are reflected in this category.  Costs declined due to a reduction in payroll related expenses of $0.2 million and land lease costs associated with the Mustang property which was abandoned in January 2014.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses increased by $0.5 million in the three months ended March 31, 2015 compared to 2014.   The increase was primarily related to drilling expenses from exploration programs in the Lost Creek project area.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $0.8 million for the three months ended March 31, 2015 compared to 2014. The decrease during the three month period was primarily due to reduction in payroll-related costs as 2014 included a potential severance expense of $0.5 million and a higher annual bonus award.

Other Income and Expenses

Net interest expense increased $52 thousand in 2015 due to increased borrowing during 2014.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the currency of the Company’s capital stock, these warrants are considered a derivative and are therefore treated as a liability. The mark to market loss of $0.1 million and gain of $0.3 million for the three months ended March 31, 2015 and 2014, respectively, arise from the revaluation of those U.S. dollar warrants to their Black-Scholes calculated value.

Loss per Common Share

Both basic and diluted loss per common share for the three months ended March 31, 2015 was $0.02 compared to $0.02 in 2014. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Liquidity and Capital Resources

As of March 31, 2015, we had cash resources, consisting of cash and cash equivalents of $2.2 million, a decrease of $0.9 million from the December 31, 2014 balance of $3.1 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated  $0.6 million from operating activities during the three months ended March 31, 2015. During the same period, we used less than $0.1 million for investing activities and $1.5 million for financing activities.

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

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had previously obtained interim financing from RMBAH which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMBAH loan facility. We subsequently renegotiated the loan amount to $6.5 million together with an additional line of credit of $3.5 million.   As of March 31, 2015, the outstanding balance on the loan is $3.25 million while the balance on the line is $3.5 million

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. The RMBAH loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 8.76% in total) plus eight equal quarterly principal payments which commenced June 30, 2014. The line of credit is due quarterly, but may be immediately redrawn until March 31, 2016 when it is due in full.  The RMBAH loan facility is secured by all of the assets of Pathfinder.

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or our senior and subordinated debt securities.  The registration statement became effective September 12, 2014.  As at April 29, 2015, we have not sold any securities under the shelf registration statement.

We had an operating loss of $1.4 million after deducting total operating expenses of $3.4 million (discussed below). After recording interest and other expenses, the final net loss for the period was $2.1 million.

During March 2015, the WDEQ approved the Shirley Basin and Lucky Mc bonding totaling $12.7 million.  The Nuclear Regulatory Commission has yet to approve the bonding.  While this represents a slight increase over what was submitted to the WDEQ in 2014, we have not modified our surety bonding levels as of March 31, 2015.  We will modify our bonding levels and restricted cash balances to meet our current surety bonding requirements, accordingly.

Collections for the quarter from U3O8 sales totaled $7.4.

Operating activities generated $0.6 million during the three months ended March 31, 2015 as compared to $1.2 million during the same period in 2014. Inventory decreased by $0.5 million due to lower costs per pound associated in large part to the changes in the Wyoming severance and ad valorem industry factors as discussed previously.  In addition, there were outstanding uranium sales receivable at December 31, 2013 which were collected in the three months ended March 31, 2014

During the first three months of 2015, the Company invested less than $0.1 million in equipment.

During the first three months of 2015, the Company used  $1.5 million for financing activities, primarily for principal payments totaling $1.8 million on the RMBAH and Sweetwater debt, offset by $0.3 million from the exercise of stock options by current and former employees and directors.

Liquidity Outlook

Based upon our current capital balance and the expected timing of product sales, we believe we will be able to meet current obligations without additional funding.  Additional cash may be required for the construction and development of our Shirley Basin Project, but no budget or timetable has been established for that project pending the submission of permit and license applications, which are currently being prepared.

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

Looking ahead

The average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, for the week of April 27, 2015 was $38.38.   As a result of the continuing low spot price environment, we will continue to maintain production at levels that will be consistent with our contractual sales obligations, which are 630,000 pounds at an average realizable price of $50.10 per pound in 2015.

We accelerated the timing of one delivery of 200,000 pounds from September to April.  To fulfill the delivery, we purchased 200,000 pounds from a trader at the then current spot price.  This generated net cash proceeds of approximately $4.0 million and lowered our production requirements for the year by 200,000 pounds.

Nevertheless, our current production plan for 2015 is still to maintain an average production rate of approximately 70,000 pounds per month and produce between 750,000 and 850,000 pounds of U3O8.  Excess production will be used to build inventory, which may be utilized to complete discretionary spot sales transactions on an as needed basis if market conditions warrant.

During the three months ended March 31, 2015, we sold 146,000 pounds of U3O8 at an average price per pound of $50.55.  Our gross margin per pound sold during the period was $13.64, or approximately 27%.  We expect similar or slightly better margins for the year 2015, however 2015 Q2 will likely have lower margins as we will deliver into a lower priced contract during that period.  Our ending conversion facility inventory of 82 thousand pounds at March 31, 2015 consisted of the following costs which is a decrease of $5.44 per pound from the cost of goods sold for Q1 2015:

Ending inventory summary	Unit	March 31, 2015

Ad valorem and severance tax cost per pound	$/lb	$3.43
Cash cost per pound	$/lb	$16.73
Non-cash cost per pound	$/lb	$11.21
Total cost per pound	$/lb	$31.47

As at April 29, 2015, our unrestricted cash position was $3.8 million. Given our current cash resources, contracted sales positions and low cash costs per pound, we do not anticipate the need for additional funding in 2015 unless it is advantageous to do so.

Transactions with Related Parties

We did not participate in any material transactions with related parties during the period ended March 31, 2015.

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

As of March 31, 2015, the average current spot and long term price of U3O8 was $39.50 and $45.00, respectively. This compares to prices of $35.50 and $50.00 as of December 31, 2014. Management did not identify any impairment indicators for any of the Company’s mineral properties during the three months ended March 31, 2015.

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

New accounting pronouncements

In April 2015, the FASB issued Accounting Standards Update ("ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal periods beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to April 29, 2015. As of April 29, 2015, we had outstanding 130,048,326 common shares and 7,951,244 options to acquire common shares.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have nine U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $38.38 per pound as of April 29, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2015 from those risk factors set forth in our Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

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

UR-ENERGY INC.

Date: May 4, 2015	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Acting Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2015	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)