Form 10-Q
period 2015-09-30
UR-ENERGY INC
filed 2015-10-30
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of October 29, 2015, there were 130,188,775 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain steady state operations at Lost Creek and ramp up to production rates at design capacity; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendments for LC East and the KM horizon; (iv) our ability to complete additional favorable uranium sales agreements including spot sales if production is available and the market warrants; (v) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (vi) the potential of exploration targets throughout the Lost Creek Property (including the ability to continue to expand resources); (vii) the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (viii) the timing and outcome of permitting and regulatory approvals at Shirley Basin; (ix) the outcomes of our 2015 guidance and production projections; and (x) the continuing and long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections. These other factors include, among others, the following: future estimates for production, production start-up and operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in pending and potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with status as a "controlled foreign corporation" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” and under the heading of “Risk Factors” in our Annual Report on Form 10-K, dated March 2, 2015.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents (note 4)	3,627	3,104
Accounts receivable	5	28
Inventory (note 5)	4,858	5,168
Prepaid expenses	979	856
	9,469	9,156

Restricted cash (note 6)	7,557	7,556
Mineral properties (note 7)	50,560	52,750
Capital assets (note 8)	31,322	32,993
Equity investment (note 9)	1,089	1,090
	90,528	94,389
	99,997	103,545
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 10)	5,264	4,532
Current portion of notes payable (note 11)	8,200	7,184
Reclamation obligations	85	85
	13,549	11,801
Notes payable (note 11)	26,092	32,477
Deferred income tax liability (note 12)	3,345	3,345
Asset retirement obligations (note 13)	25,287	23,445
Other liabilities - warrants (note 14)	32	376
	54,756	59,643
	68,305	71,444
Shareholders' equity (note 15)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 130,188,775 at September 30, 2015 and 129,365,076 at December 31, 2014	168,911	168,118
Warrants	4,175	4,175
Contributed surplus	14,414	14,250
Accumulated other comprehensive income	3,357	3,337
Deficit	(159,165)	(157,779)
	31,692	32,101
	99,997	103,545

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sales (note 16)	8,491	7,329	34,091	22,712

Cost of sales	(4,180)	(3,752)	(23,361)	(14,161)

Gross profit	4,311	3,577	10,730	8,551

Operating Expenses

Exploration and evaluation	(981)	(830)	(2,216)	(2,702)
Development	(1,930)	(3,738)	(3,516)	(5,023)
General and administrative	(1,081)	(1,469)	(4,341)	(5,116)
Accretion	(129)	(253)	(383)	(330)
Write-off of mineral properties	-	(329)	-	(422)

Profit (loss) from operations	190	(3,042)	274	(5,042)

Interest expense (net)	(624)	(668)	(1,970)	(1,979)
Warrant mark to market adjustment (note 14)	140	210	311	786
Loss on equity investment (note 9)	-	(2)	(5)	(5)
Foreign exchange gain (loss)	2	2	(1)	(12)
Other income	5	(1)	5	-

Net loss for the period	(287)	(3,501)	(1,386)	(6,252)

Profit (loss) per common share
Basic and diluted	-	(0.03)	(0.01)	(0.05)

Weighted average number of common shares outstanding
Basic and diluted	130,187,127	128,961,509	130,012,501	128,604,382

COMPREHENSIVE LOSS
Net loss for the period	(287)	(3,501)	(1,386)	(6,252)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	2	21	20	23

Comprehensive loss for the period	(285)	(3,480)	(1,366)	(6,229)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2014	129,365,076	168,118	4,175	14,250	3,337	(157,779)	32,101

Exercise of stock options	608,531	626	-	(216)	-	-	410
Redemption of vested RSUs	215,168	167	-	(295)	-	-	(128)
Non-cash stock compensation	-	-	-	675	-	-	675
Net loss and comprehensive income	-	-	-	-	20	(1,386)	(1,366)

Balance, September 30, 2015	130,188,775	168,911	4,175	14,414	3,357	(159,165)	31,692

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2015	2014

Cash provided by (used in)
Operating activities
Net loss for the period	(1,386)	(6,252)
Items not affecting cash:
Stock based expense	675	720
Depreciation and amortization	5,354	5,953
Accretion expense	383	330
Amortization of deferred loan costs	138	7
Write-off of mineral properties	-	422
Warrants mark to market gain	(311)	(786)
Gain on disposition of assets	(6)	-
Other loss	5	4
RSUs redeemed for cash	(142)	(66)
Proceeds from assignment of sales contract	-	(2,508)
Change in non-cash working capital items:
Accounts receivable	22	(288)
Inventory	310	(1,248)
Prepaid expenses	(6)	296
Accounts payable and accrued liabilities	617	2,158
	5,653	(1,258)

Investing activities
Mineral property costs	(1)	(59)
Increase in restricted cash	(1)	(1,000)
Funding of equity investment	(4)	(7)
Proceeds from sale of property and equipment	17	-
Purchase of capital assets	(43)	(343)
	(32)	(1,409)

Financing activities
Share issue costs	-	(50)
Proceeds from exercise of stock options	410	1,299
Proceeds from debt financing	-	5,000
Cost of debt financing	-	(37)
Repayment of debt	(5,509)	(1,778)
	(5,099)	4,434

Effects of foreign exchange rate changes on cash	1	(22)

Net change in cash and cash equivalents	523	1,745
Beginning cash and cash equivalents	3,104	1,627
Ending cash and cash equivalents	3,627	3,372

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

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

Due to the nature of the uranium mining methods we use on the Lost Creek Property, and the definition of “mineral reserves” under the SEC Industry Guide 7, we have not determined whether the Lost Creek Property contains mineral reserves. However, the Company’s June 17, 2015 NI 43-101 “Technical Report for the Lost Creek Property, Sweetwater County, Wyoming,” outlines the potential viability of the Lost Creek Property. As well, our January 27, 2015 NI 43-101 Technical Report on Shirley Basin, “Preliminary Economic Assessment of Shirley Basin Uranium Project Carbon County, Wyoming, USA”   (the “Shirley Basin PEA”), outlines the potential viability of the Shirley Basin Project. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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

Based upon the Company’s current working capital balances and the expected timing of long-term contractual product sales, it is possible that additional funding may be sought. Spot sales and using purchased inventory to smooth out delivery schedules are examples of the methods the Company may use to mitigate short term cash flow timing issues utilizing internal resources as opposed to obtaining additional external funding. The Company has no immediate plans to raise debt or equity financing, but may do so in the future.   Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

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

September 30, 2015

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

September 30, 2015

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

New accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued.  We  elected early adoption of this standard effective the second quarter of this year.  The impact on the current statements is to move $152 thousand from current deferred loan costs to offset the current portion of the long term debt and to move $615 thousand of deferred loan costs previously included in non-current assets to offset the long term portion of the notes payable as of September 30, 2015.  As at December 31, 2014, we moved $190 thousand of current deferred cost to offset the current portion of long-term debt and $716 thousand of non-current deferred loan costs to offset non-current notes payable.  See note 11.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the  promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments were to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In June 2015, the FASB extended the implementation date for one year to December 15, 2017.  Early application is not permitted.  We anticipate that we will not be affected, however, we will continue monitoring the final terms of the standard and assessing any impact on revenue recognition as appropriate.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

In July 2015, the FASB issued Accounting Standards Update No. 2015-11,  Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore, the amendments in ASU 2015-11 will become required for us as of the beginning of our 2017 fiscal year. We are considering early adoption of this guidance as it is consistent with our current policies and not expected to have a material impact upon our financial condition or results of operations.

4Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As of September 30,	As of December 31,
	2015	2014
	$	$
Cash on deposit at banks	1,858	431
Money market funds	1,769	2,673

	3,627	3,104

5.Inventory

The Company’s inventory consists of the following:

	As of September 30,	As of December 31,
	2015	2014
	$	$
In-process inventory	1,121	2,084
Plant inventory	712	882
Conversion facility inventory	3,025	2,202

	4,858	5,168

As of September 30, 2015, there was no inventory on hand with costs in excess of net realizable value.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Restricted Cash

The Company’s restricted cash consists of the following:

	As of September 30,	As of December 31,
	2015	2014
	$	$

Money market account (a)	7,457	7,456
Certificates of deposit (b)	100	100

	7,557	7,556

(a) The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the BLM and the NRC.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $26.7 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at September 30, 2015.

   (b) The certificate of deposit provides security for the Company’s credit cards.

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2014	18,512	21,028	13,210	52,750

Acquisition costs	-	1	-	1
Increase in reclamation costs	1,460	-	-	1,460
Amortization	(3,651)	-	-	(3,651)

Balance, September 30, 2015	16,321	21,029	13,210	50,560

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. Other royalties exist on certain mining claims at the LC South and EN Projects. Currently, there are no royalties on the mining claims in the Lost Creek, LC North, LC East or LC West Projects.

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. purchased Pathfinder Mines Corporation (“Pathfinder”) from an AREVA Mining affiliate in December 2013.  Assets acquired in this transaction include the Shirley Basin Mine Project, portions of the Lucky Mc Mine, machinery and equipment, vehicles, office equipment, and exploration and development databases. Pathfinder was acquired for aggregate consideration of $6.6 million, a 5% production royalty under certain circumstances and the assumption of certain asset reclamation obligations which were estimated by the seller at $5.7 million.  Additional royalties exist on certain of the mineral properties at Shirley Basin as described in the January 2015 Shirley Basin PEA.  The purchase price allocation attributed $5.7 million to asset retirement obligations, $3.3 million to deferred tax liabilities, $15.3 million to mineral properties and the balance to the remaining assets and liabilities.

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	September 30, 2015			December 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,850	3,113	737	3,878	2,852	1,026
Enclosures	32,987	3,166	29,821	32,968	1,927	31,041
Machinery and equipment	1,004	486	518	992	426	566
Furniture, fixtures and leasehold improvements	119	90	29	119	81	38
Information technology	1,122	905	217	1,119	797	322

	39,082	7,760	31,322	39,076	6,083	32,993

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

9.Equity Investment

Following its earn-in to the Bootheel Project in 2009, Jet Metals Corp was required to fund 75% of the project’s expenditures and the Company the remaining 25%. The project has been accounted for using the equity accounting method with the Company’s pro rata share of the project’s loss included in the Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Balance Sheet. Under the terms of the operating agreement, the Company elected not to participate financially for the year ended September 30, 2012 which reduced the Company’s ownership percentage to approximately 19%. The equity accounting method has been continued because the Company has an equal number of members on the management committee as the other member and can directly influence the budget, expenditures and operations of the project.

10.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of September 30,	As of December 31,
	2015	2014
	$	$
Accounts payable	1,356	1,503
Severance and ad valorem tax payable	2,235	1,947
Payroll and other taxes	1,673	1,082

	5,264	4,532

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

This was done on December 19, 2013 for the acquisition of Pathfinder. On March 14, 2014, the loan was amended to change the interest rate, extend the loan maturity date to March 31, 2016 and increase the current loan to $10.0 million which included a line of credit of $3.5 million following the completion and results of the Technical Report (NI 43-101) on the newly acquired Shirley Basin Project. On March 14, 2014, the Company also drew down an additional $1.5 million on its First Loan Facility.  On September 19, 2014, the Company drew down the $3.5 million line of credit. The amended interest rate is approximately 8.75%. Principal payments of $0.81 million are due quarterly.  The line of credit is renewable until March 31, 2016.  On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31,  2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of September 30, 2015 are considered current.  The current and long-term deferred loan fees have been offset against the related liabilities in accordance with recently approved ASU 2015-03 which we have elected to adopt early in these financial statements (see note 3).

The following table lists the current (within 12 months) and long term portion of each of the Company’s debt instruments:

	As at	As at
	September 30, 2015	December 31, 2014
Current debt
Sweetwater County bond	4,305	4,124
RMBAH First Loan Facility	4,047	3,250
	8,352	7,374

Less deferred financing costs	(152)	(190)
	8,200	7,184

Long term debt
Sweetwater County bond	25,629	28,881
RMBAH First Loan Facility	1,078	4,312
	26,707	33,193

Less deferred financing costs	(615)	(716)
	26,092	32,477

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Schedule of payments on outstanding debt as of September 30, 2015:

Debt	Total	2015	2016	2017	2018	2019	Subsequent	Maturity
Sweetwater County bond
Principal	29,934	1,053	4,367	4,623	4,895	5,183	9,813	October 1, 2021
Interest	5,672	430	1,568	1,311	1,039	752	572

RMBAH First Loan Facility
Principal	5,125	813	4,312	-	-	-		December 31, 2016
Interest	354	115	239	-	-	-

Total	41,085	2,411	10,486	5,934	5,934	5,935	10,385

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

At September 30, 2015, the total undiscounted amount of the future cash needs was estimated to be $26.1 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 6 is related to the surety bonds which provide security to the related governmental agencies on these obligations.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

	Nine months ended	Year ended
	September 30, 2015	December 31, 2014

	$	$
Beginning of period	23,445	17,279
Change in estimated liability	1,459	5,669
Accretion expense	383	497

End of period	25,287	23,445

14.Other Liabilities - Warrants

For the December 2013 private placement, we issued units consisting of one common share of the Company’s stock and one half warrant. Each full warrant is priced at US$1.35 which created a derivative financial instrument as it is exerciseable in a currency other than the parent company’s functional currency. The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the year. The revaluation as of September 30, 2015 resulted in gains of $140 and $311 for the three and nine months ended September 30, 2015, respectively, which is reflected on the statement of operations.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
	Options	average
	#	exercise price
		US$

Outstanding, December 31, 2014	8,468,614	1.12

Granted	1,042,354	0.73
Exercised	(608,531)	0.66
Forfeited	(214,709)	1.17
Expired	(10,810)	0.64

Outstanding, September 30, 2015	8,676,918	0.95

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the nine months ended September 30, 2015 was $0.6 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2015, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
US$	of options	life (years)	US$	of options	life (years)	US$	Expiry
			(thousands)			(thousands)

2.14	1,172,648	0.3	-	1,172,648	0.3	-	January 28, 2016
1.17	545,000	0.8	-	545,000	0.8	-	July 7, 2016
0.87	615,238	0.9	-	615,238	0.9	-	September 9, 2016
0.86	200,000	1.1	-	200,000	1.1	-	October 24, 2016
0.68	897,769	1.3	-	897,769	1.3	-	January 12, 2017
1.04	200,000	1.3	-	200,000	1.3	-	February 1, 2017
0.88	100,000	1.4	-	100,000	1.4	-	March 1, 2017
0.57	1,243,265	2.2	-	1,243,265	2.2	-	December 7, 2017
0.57	559,358	2.6	-	559,358	2.6	-	April 25, 2018
0.92	100,000	2.8	-	100,000	2.8	-	August 1, 2018
0.89	914,694	3.2	-	914,694	3.2	-	December 27, 2018
1.25	100,000	3.5	-	100,000	3.5	-	March 31, 2019
0.76	986,592	4.2	-	569,722	4.2	-	December 12, 2019
0.85	200,000	4.7	-	20,000	4.7	-	May 29, 2020
0.64	842,354	4.9	-	84,235	4.9	-	August 17, 2020

0.95	8,676,918	2.3	-	7,321,929	1.9	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.74 as of the last trading day in the period ended September 30, 2015, that would have been received by the option holders had they exercised their options as of that date. No stock options were in-the-money as of September 30, 2015.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”).  The plan was approved most recently on April 29, 2014, and amendments to the plan were approved by the shareholders on May 28, 2015.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		US$
Unvested, December 31, 2014	379,435	0.89

Granted	485,160	0.84
Vested	(73,420)	0.92
Forfeited	(16,789)	0.86

Unvested, September 30, 2015	774,386	0.85

As of September 30, 2015, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	Intrinsic
	unvested	life	Value
Grant date	RSUs	(years)	US$
			(thousands)
December 27, 2013	103,634	0.24	57
December 12, 2014	226,558	1.20	125
March 13, 2015	233,608	1.45	128
August 17, 2015	210,586	1.88	116

	774,386	1.33	426

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

The following represents warrant activity during the period ended September 30, 2015.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

	Number	Weighted-
	of	average
	Warrants	exercise price
		US$
Outstanding, December 31, 2014	8,374,112	1.20

Expired	(50,000)	0.79

Outstanding, September 30, 2015	8,324,112	1.19

As of September 30, 2015, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
US$	of warrants	life (years)	US$	Expiry
			(thousands)

1.12	100,000	0.1	-	November 1, 2015
0.93	25,000	0.4	-	March 5, 2016
1.35	2,354,545	1.2	-	December 19, 2016
1.12	4,294,167	2.7	-	June 24, 2018
1.17	1,550,400	2.9	-	August 27, 2018

1.19	8,324,112	2.3	-

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, there was approximately $0.5 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.5 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.1 years and 1.4 years, respectively.

Cash received from stock options exercised during the nine months ended September 30, 2015 and 2014 was $0.4 million and $1.3 million, respectively.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair value calculations

The initial fair value of options and RSUs granted during the nine months ended September 30, 2015 and options granted during the nine months ended September 30, 2014 was determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  The following assumptions were used in the calculations:

	Nine months ended September 30,
	2015	2014
Expected option life (years)	3.6-3.63	3.49
Expected volatility	56-57%	66.00%
Risk-free interest rate	0.5-0.7%	1.40%
Expected dividend rate	0%	0%
Forfeiture rate (Options)	4.9-5.0%	4.5%
Forfeiture rate (RSUs)	7.8-8.3%	-

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

There were no RSUs granted in the nine months ended September 30, 2014.

16.  Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts as well as a trader through spot sales.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sales consist of:

	Nine months ended September 30,
	2015		2014
	$		$
Sale of produced inventory
Company A	6,671	19.6%	2,596	11.4%
Company B	6,098	17.9%	10,123	44.6%
Company C	5,094	14.9%	7,197	31.7%
Company D	4,343	12.7%	-	0.0%
	22,206	65.1%	19,916	87.7%
Sales of purchased inventory
Company E	11,846	34.8%	-	0.0%

Total sales of inventory	34,052	99.9%	19,916	87.7%

Disposal fee income	39	0.1%	289	1.3%
Recognition of gain from sale of deliveries under assignment	-	0.0%	2,507	11.0%

	34,091	100.0%	22,712	100.0%

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

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $10.6 million at risk at September 30, 2015 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2015.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts for set prices and payment terms.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2015

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

As at September 30, 2015, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $2.1 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 6.0 years, and asset retirement obligations with estimated completion dates until 2033.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a nominal effect on either the nine months ended September 30, 2015 or the nine months ended September 30, 2014. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

18. Subsequent Events

On October 15, 2015, the RMBAH loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31,  2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014.

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

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the United States. We are operating our first in situ recovery (“ISR”) uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE MKT under the symbol “URG.”

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

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of uranium for delivery into sales, is designed and anticipated to process up to one million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical design capacity to process two million pounds of U3O8 annually, which provides additional capacity to process material from other sources. We expect that the Lost Creek processing facility may be utilized to process captured U3O8 from our Shirley Basin Project.

We have multiple U3O8  sales agreements in place with various U.S. utilities for the sale of U3O8 at mid- and long-term contract pricing. The multi-year sales agreements represent a portion of our anticipated production through 2021. These agreements individually do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements. The balance of our Lost Creek production will be sold through spot sales and through additional multi-year agreements.

Changes in Management and Board of Directors

In May 2015, Wayne Heili, then President and CEO, concluded his employment with the Company following the completion of the term of his employment agreement. Thereafter, Jeffrey T. Klenda formally assumed the role of Acting Chief Executive Officer of Ur-Energy.  Mr. Klenda has served as the Chairman of the Board of Directors and Executive Director of the Company since 2006. Mr. Heili also resigned from the Board of

Directors in May 2015. At our Annual General and Special Meeting of Shareholders, held May 28, 2015, our shareholders elected all six of the nominated director candidates to our Board, including Gary Huber, PhD.  Dr. Huber previously served as a director of the Company during 2007.

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

The following is a summary of significant activities for the quarter ended September 30, 2015:

Lost Creek Property

For the eighth consecutive quarter, Lost Creek Project made sales to meet its contractual commitments and, for the second consecutive quarter, sold into the spot market. For the third quarter, together, contract and spot sales from U3O8 produced at Lost Creek totaled 150,000 pounds at an average price of $56.39 per pound for sales revenues of $8.46 million.   The Results of Operations are detailed further below.

During the second quarter, the geology and exploration team completed a mineral resource estimate update for Lost Creek through which 2.308 million pounds Measured mineral resource were added to the earlier resource total in MU1 (for a 95% increase to the last reported estimate). Experience gained from the higher uranium recoveries during production operations was also factored into this assessment, resulting in lowering the uranium grade x thickness (GT) cut-off for all uranium intercepts used in the resource estimation from 0.30 to 0.20. GT is defined as the average grade of the intercept times the thickness of the intercept and is a convenient and functional single term used to represent the overall quality of the uranium intercept. An adjustment to the new mineral resource figure was then made because of the production of approximately 979,000 pounds of U3O8 from MU1.  All figures are based upon a data obtained through March 31, 2015. After taking into consideration the pounds produced, the current Measured Resource for MU1 increased by 1.329 million pounds to a revised total of 3.757 million pounds, a 55% increase to the last reported MU1 resource in the 2013 Lost Creek PEA.

The Company completed a 150-hole exploration program in 2015, for the purpose of characterizing three previously identified mineralized sand horizons.   This program was conducted in two phases.  91 first phase drill holes were completed immediately south and adjacent to the production area during the first quarter.  An analysis of this drilling resulted in the identification of 121,000 pounds of Measured and Indicated resources and 296,000 pounds of Inferred resources (all based upon the lowered GT cutoff). This revised and updated mineral resource estimate became a part of an updated NI 43-101 Technical Report for Lost Creek Property, issued June 17, 2015.

The second phase of the 2015 exploration program was completed during the third quarter. The results of the second phase exploration drilling, development drilling in MU2 and a comprehensive update of the entire mineral resource for the Lost Creek Property, based upon the lowered GT cutoff, will be included in a further update to an NI 43-101 Preliminary Economic Assessment, anticipated to be completed later this year.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments are intended to include recovery from the KM horizon and to include recovery of the uranium resource in the LC East project immediately adjacent to the Lost Creek project. Reviews by both the NRC and WDEQ were commenced and, in September 2015, the BLM issued a Notice of Intent to prepare an environmental impact statement for the amendments.

On September 22, 2015, the US Fish and Wildlife Service, Department of Interior (USFWS), announced its decision that the greater sage-grouse does not warrant protection under the Endangered Species Act. The decision follows actions by numerous state and federal agencies, conservation groups, and private industry and citizens through the period March 2010 – September 2015 during which the USFWS considered the listing status of the species. USFWS will continue to monitor all conservation and mitigation efforts, which include eleven Bureau of Land Management (BLM) Resource Management Plans (RMPs), which were also announced September 22, 2015.  Most simply stated, these federal announcements result in management of the sage grouse in the State of Wyoming remaining largely as it has been for the past five years: governed by the Core Area strategy of the State, now adopted within the BLM RMPs. The USFWS will reevaluate the status of the species in five years. Included in these RMPs are designations of millions of acres of federal lands in eleven western states currently open for mineral location as lands to be withdrawn from such mineral status. The withdrawals in Wyoming total approximately 250,000 acres and, at this time, do not affect areas in which we are working at and around Lost Creek or at our other exploration projects. The outcomes and records of decision are anticipated to be litigated and therefore it may be several years into the future before these issues are resolved.

As a part of the Lost Creek WDEQ application for permit to mine, we submitted a Wildlife Protection Plan addressing, among other issues, the sage-grouse. The Wyoming Game and Fish Department (“WGFD”) reviewed and recommended the Wildlife Management Plan to the WDEQ, including findings that the Wildlife Management Plan meets all of the protection measures for the greater sage-grouse species, and is consistent with the Wyoming Governor’s Executive Order on the sage-grouse. Following WGFD’s recommendation, the Lost Creek Wildlife Management Plan was incorporated into the WDEQ Permit, and subsequently upheld by the Wyoming Environmental Quality Council rulings.

Pursuant to the Core Area strategy and our Wildlife Management Plan at Lost Creek exploration areas of our Lost Creek property are within designated core area and are thus subject to work activity restrictions from March 1 to July 15 of each year. The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage grouse. Drilling activity is not restricted outside this period. The sage grouse timing restrictions relevant to ISR production and operational activities at the Lost Creek Project are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. Therefore, there are no timing restrictions on drilling, construction, or operational activities within pre-approved disturbed areas within our permit to mine.

Following a public comment period, the EPA continues with its rulemaking on changes to Part 192, which sets forth groundwater restoration and stabilization requirements for ISR uranium projects.

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

Environmental baseline studies are complete at the Shirley Basin project. Data from the studies will be included in the applications for permits and licenses for Shirley Basin, which are currently anticipated to be filed with regulators before the end of this year.

Results of Operations

U3O8 Production and Sales

During the nine months ended September 30, 2015, 571,830 pounds of U3O8 were captured within the Lost Creek plant. 537,765 of those pounds were packaged in drums and 535,557 pounds of the drummed inventory were shipped to the conversion facility.  We sold 500,000 pounds from this inventory as well as 200,000 pounds of purchased U3O8.  Inventory, production and sales figures for the Lost Creek Project are presented in the following tables.  We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year.  We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better interpret trend analysis.

Inventory and Production	Unit	2015 Q3	2015 Q2	2015 Q1	2014 Q4	2015 YTD

Pounds captured	lb	172,282	207,268	192,280	149,564	571,830
Ad valorem and severance tax	$000	$674	$310	$150	$1,163	$1,134
Wellfield cash cost (1)	$000	$990	$830	$1,080	$881	$2,900
Wellfield non-cash cost (1)(2)	$000	$1,087	$1,333	$1,335	$1,350	$3,755
Ad valorem and severance tax per pound captured	$/lb	$3.91	$1.50	$0.78	$7.78	$1.98
Cash cost per pound captured	$/lb	$5.75	$4.00	$5.62	$5.89	$5.07
Non-cash cost per pound captured	$/lb	$6.31	$6.43	$6.94	$9.03	$6.57

Pounds drummed	lb	176,850	183,858	177,057	117,160	537,765
Plant cash cost (3)	$000	$1,824	$1,983	$1,718	$1,553	$5,525
Plant non-cash cost (2)(3)	$000	$498	$498	$497	$507	$1,493
Cash cost per pound drummed	$/lb	$10.31	$10.79	$9.70	$13.26	$10.27
Non-cash cost per pound drummed	$/lb	$2.82	$2.71	$2.81	$4.33	$2.78

Pounds shipped to coversion facility	lb	184,380	179,672	171,505	102,071	535,557
Distribution cash cost (4)	$000	$80	$141	$145	$112	$366
Cash cost per pound shipped	$/lb	$0.43	$0.78	$0.85	$1.10	$0.68

Pounds purchased	lb	-	200,000	-	-	200,000
Purchase costs	$000	$-	$7,878	$-	$-	$7,878
Cash cost per pound purchased	$/lb	$-	$39.39	$-	$-	$39.39

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

Production costs per pound have generally declined throughout the past four quarters. The exception is the current quarter where total production costs declined, with the exception of ad valorem and severance tax, but the cost per pound increased due to a lower level of production and higher ad valorem taxes in the quarter. In November 2014, the State of Wyoming retroactively increased the ad valorem and severance tax industry factor used in calculating the taxable value of the extracted uranium by 31%. The one-time retroactive adjustment to the tax expense was reflected in Q4 2014 resulting in significantly higher costs per pound in that quarter. In March 2015, the State revised the industry factor increase down to a six percent increase, as compared to the previously announced 31% increase, after further review of operational data submitted by the affected companies. The revision resulted in a substantially lower cost per pound than what had been reflected the previous quarter.  In 2015 Q2, the ad valorem and severance cost per pound returned to more traditional levels.  In 2015 Q3, the 2015 mill levies were published for Wyoming which resulted in an increase in ad valorem taxes for the quarter.

Our wellfield cash costs increased in 2015 Q3 primarily due to increased labor costs during the quarter as certain vacancies were filled. Together with a decrease in pounds captured, the wellfield cash cost per pound captured increased to $5.75 per pound in 2015 Q3.

Plant cash costs decreased in 2015 Q3 primarily due to a $0.2 million one-time, road maintenance charge from Sweetwater County related to the Crooks Gap Road recorded in Q2 as discussed in the plant operations analysis last quarter. Pounds drummed within the plant also decreased during the quarter which was a reflection of the decrease in pounds extracted. Because of the reduction in expenses our plant cash cost per pound decreased slightly to $10.31 despite the decrease in production.

Distribution costs were lower in 2015 Q3 while the pounds shipped were slightly higher and as a result, the cost per pound shipped decreased to $0.43.

Non-cash costs are normally relatively fixed. However, most of the capitalized reclamation costs for the first mine unit were expensed through depreciation as of September 30, 2015 based on our original estimated time to commence reclamation.  Actual reclamation has not commenced because we are still extracting pounds from each header house in the first mine unit. Reclamation will not begin until we have completed the extraction process and begun production in the next mine unit. Therefore, the total non-cash costs included in wellfield costs should decline substantially until the next mine unit has been put into production.  Typically,  non-cash cost per pound will fluctuate directly with production. But during the quarter, the non-cash cost per pound was relatively unchanged with the decline in ARO depreciation discussed above offsetting the lower production levels.

Sales and cost of sales	Unit	2015 Q3	2015 Q2	2015 Q1	2014 Q4	2015 YTD

Pounds sold	lb	150,000	404,000	146,000	100,000	700,000
U3O8 sales	$000	$8,459	$18,213	$7,380	$6,603	$34,052
Average long-term contract price	$/lb	$66.71	$46.88	$50.55	$66.03	$51.22
Average spot price (1)	$/lb	$35.75	$36.50	$-	$-	$36.19
Average price per pound sold	$/lb	$56.39	$45.08	$50.55	$66.03	$48.65

U3O8 cost of sales (2)	$000	$4,180	$13,791	$5,390	$3,700	$23,361
Ad valorem and severance tax cost per pound sold	$/lb	$2.59	$2.78	$4.73	$3.18	$3.29
Cash cost per pound sold	$/lb	$15.19	$16.15	$18.86	$20.32	$16.66
Non-cash cost per pound sold	$/lb	$10.09	$10.05	$13.32	$13.47	$11.02
Cost per pound sold - produced	$/lb	$27.87	$28.98	$36.91	$36.97	$30.97
Cost per pound sold - purchased	$/lb	$-	$39.39	$-	$-	$39.39
Average cost per pound sold	$/lb	$27.87	$34.14	$36.91	$36.97	$33.37

U3O8 gross profit	$000	$4,279	$4,422	$1,990	$2,903	$10,691
Gross profit per pound sold	$/lb	$28.52	$10.94	$13.63	$29.03	$15.28
Gross profit margin	%	50.6%	24.3%	27.0%	44.0%	31.4%

Ending Inventory Balances
Pounds
In-process inventory	lb	71,860	79,036	79,284	65,233
Plant inventory	lb	22,455	30,006	25,819	15,188
Conversion facility inventory	lb	102,782	66,314	82,021	56,259
Total inventory	lb	197,097	175,356	187,124	136,680

Total cost
In-process inventory	$000	$1,121	$1,219	$1,368	$2,084
Plant inventory	$000	$712	$850	$761	$882
Conversion facility inventory	$000	$3,025	$1,815	$2,573	$2,202
Total inventory	$000	$4,858	$3,884	$4,702	$5,168

Cost per pound
In-process inventory	$/lb	$15.60	$15.42	$17.25	$31.95
Plant inventory	$/lb	$31.71	$28.33	$29.47	$58.07
Conversion facility inventory	$/lb	$29.43	$27.37	$31.37	$39.14

Notes:

[1]	There were no spot sales in either 2015 Q1 or 2014.
[2]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Inventory and Production table) adjusted for changes in inventory values.

U3O8 sales of $ 8.5 million for 2015 Q3 were based on selling 150,000 pounds at an average price of $56.39, with a regularly-scheduled contract delivery of 100,000 pounds and a sale of 50,000 pounds on the spot market.

For the quarter, our cost of sales totaled $4.2 million based on selling 150,000 pounds from production at a total cost per pound of $27.87, down from $28.98 in the previous quarter.  As most of the sales were from inventory already at the conversion facility, the cost per pound sold was not reflective of the increased cost per pound produced for the quarter.

At the end of the quarter, the average cash cost per pound in the conversion facility ending inventory was $16.50, an increase from $15.48 at the end of the previous quarter, and is reflective of the increased cost per pound produced for the quarter, which was again primarily driven by the slightly lower production levels.

The gross profit from uranium sales for the quarter was $4.3 million, which represents a gross profit margin of approximately 51%. This was substantially higher than the previous two quarters primarily due to a higher priced long term delivery contract which was fulfilled during the quarter.  Overall, the average sales price for the Company’s 2015 contracts is approximately $51 per pound.  During the quarter, we made a spot sale at a price of $35.75 per pound, which reduced the average sales price for the quarter.

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

Average Price Per Pound Sold Reconciliation	Unit	2015 Q3	2015 Q2	2015 Q1	2014 Q4	2015 YTD

Sales per financial statements	$000	$8,491	$18,213	$7,387	$6,638	$34,091
Less disposal fees	$000	$(32)	$-	$(7)	$(35)	$(39)
U3O8 sales	$000	$8,459	$18,213	$7,380	$6,603	$34,052

Pounds sold - produced	lb	150,000	204,000	146,000	100,000	500,000
Pounds sold - purchased	lb	-	200,000	-	-	200,000
Total pounds sold	lb	150,000	404,000	146,000	100,000	700,000

Average price per pound sold	$/lb	$56.39	$45.08	$50.55	$66.03	$48.65

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

Total Cost Per Pound Sold Reconciliation	Unit	2015 Q3	2015 Q2	2015 Q1	2014 Q4	2015 YTD

Ad valorem & severance taxes	$000	$674	$310	$150	$1,163	$1,134
Wellfield costs	$000	$2,077	$2,163	$2,415	$2,230	$6,655
Plant and site costs	$000	$2,322	$2,481	$2,215	$2,060	$7,018
Distribution costs	$000	$80	$141	$145	$112	$366
Inventory change	$000	$(973)	$818	$465	$(1,868)	$310
Cost of sales - produced	$000	$4,180	$5,913	$5,390	$3,697	$15,483
Cost of sales - purchased	$000	$—	$7,878	$—	$—	$7,878
Total cost of sales	$000	$4,180	$13,791	$5,390	$3,697	$23,361

Pounds sold produced	lb	150,000	204,000	146,000	100,000	500,000
Pounds sold purchased	lb	—	200,000	—	—	200,000
Total pounds sold	lb	150,000	404,000	146,000	100,000	700,000

Average cost per pound sold - produced (1)	$/lb.	$27.87	$28.98	$36.91	$36.97	$30.97
Average cost per pound sold - purchased	$/lb.	$-	$39.39	$-	$-	$39.39
Total average cost per pound sold	$/lb.	$27.87	$34.14	$36.91	$36.97	$33.37

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

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

The following tables summarizes the results of operations for the nine months ended September 30, 2015 and 2014 (in thousands of U.S. dollars):

	Three months ended September 30,
	2015	2014
	$	$
Sales	8,491	7,329
Cost of sales	(4,180)	(3,752)
Gross profit	4,311	3,577
Exploration and evaluation expense	(981)	(830)
Development expense	(1,930)	(3,738)
General and administrative expense	(1,081)	(1,469)
Accretion	(129)	(253)
Write-off of mineral properties	-	(329)
Net profit (loss) from operations	190	(3,042)
Interest income (Expense) (net)	(624)	(668)
Warrant mark to market gain	140	210
Loss from equity investment	-	(2)
Foreign exchange gain (loss)	2	2
Other income	5	(1)
Net loss	(287)	(3,501)

Profit (loss) per share – basic and diluted	-	(0.03)

Revenue per pound sold	56.39	59.96

Total cost per pound sold	27.87	37.52

Gross profit per pound sold	28.52	22.44

	Nine months ended September 30,
	2015	2014
	$	$

Sales (1)	34,091	22,712
Cost of sales	(23,361)	(14,161)
Gross profit	10,730	8,551
Exploration and evaluation expense	(2,216)	(2,702)
Development expense	(3,516)	(5,023)
General and administrative expense	(4,341)	(5,116)
Accretion expense	(383)	(330)
Write-off of mineral properties	-	(422)
Net profit (loss) from operations	274	(5,042)
Interest income (expense) (net)	(1,970)	(1,979)
Warrant mark to market gain	311	786
Loss from equity investment	(5)	(5)
Foreign exchange loss	(1)	(12)
Other income	5	-
Net loss	(1,386)	(6,252)

Loss per share – basic and diluted	(0.01)	(0.05)

Revenue per pound sold	48.65	47.67

Total cost per pound sold	33.37	34.73

Gross profit per pound sold	15.28	12.94

1.

Effective June 30, 2014, we stopped treating severance and ad valorem taxes as a reduction in sales revenues, but rather as a cost of sales as the taxes are based on pounds extracted, not sold.  Sales and cost of sales the the nine months ended June 30, 2014 were therefore increased by $682 thousand to reflect the change in treatment from the fourth quarter of 2013.

Sales

We sold a total of 150,000 and 700,000 pounds of U3O8 during the three and nine months ended September 30, 2015 for an average price of $56.39 and $48.65 per pound, respectively, as compared to the same periods in 2014 when we sold 100,000 and 417,760 pounds for average prices of $59.96 and $47.67. The fluctuation in sales prices relates primarily to the contractual delivery commitments.

For the three and nine months ended September 30, 2015, we recognized $32 thousand and $39 thousand, respectively, compared to $80 thousand and $284 thousand from disposal fees during the same respective periods in 2014.

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

As compared to 2014, our cost per pound sold decreased $9.66 to $27.87 from $37.53 for the quarter and by $1.36 from $34.73 to $33.37 for the nine month period. The nine month period for 2015 includes one sale of purchased product, which was at a cost of $39.39 per pound. Excluding this sale, our year to date cost per pound sold from produced inventory was $30.97, which represents a decrease from the same period in 2014 of $3.76.  There were no sales of purchased product during the third quarter of 2015 or 2014.

The reduction in our cost per sold from produced inventory are primarily a function of increased production in 2015 as compared to 2014. As stated in previous filings, most of our production costs are relatively fixed.  Therefore increased production yields lower costs per pound which is reflected in our operations during 2015.

Gross Profit

The gross profit was $4.3 million and $10.7 million for the three and nine months ended September 30, 2015, respectively, which represents gross profit margins of approximately 51% and 32% as compared to $3.6 million and $8.6 million in the respective periods in 2014.  Gross profits in 2014 included $1.2 million and $2.5 million for the three and nine month periods from the delivery of uranium by a third party that related to contractual dlivery commitments from 2013. Excluding these deferred revenues, the gross profit was $2.2 million and $5.4 million, which represents gross profit margins of approximately 37% and 27%, respectively. Gross profit per pound sold, excluding the 2014 deferred revenues, increased to $28.52 in 2015 Q3 from $22.43 in 2014 Q3.  For the nine month period, gross profit per pound increased $2.34 to $15.28 from $12.94 in 2014. The primary reason for the increase in gross profit is the higher production levels in 2015 as compared to 2014, which resulted in a lower average cost per pound sold in 2015.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2015 were  $4.1 million and $10.5 million, respectively. Operating expenses includes exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses decreased by $2.5 million and $3.2 million, respectively, compared to the same periods in 2014 due primarily to costs associated with developing an additional disposal well and a potential severance liability that were recorded in 2014.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.1 million for the three months and $0.5 million for the nine months ended September 30, 2015 compared to 2014. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. Costs increased for the quarter due to timing of claims payments compared to 2014 and decreased for the nine monts due to a reduction in labor related expenses of $0.3 million and land lease costs associated with the Mustang property which was abandoned in January 2014.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $1.8 million and $1.5 million in the three and nine months ended September 30, 2015 compared

to 2014, respectively.   The decrease was primarily related to the cost of a disposal well which was begun in Q3 2014.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $0.4 million and $0.8 million for the three and nine months ended September 30, 2015 compared to 2014.  The decrease for the three months related mainly to reduced external consulting and legal expenses which was combined with lower labor costs for the nine month period.

Other Income and Expenses

Net interest expense declined during the three months ended September 30, 2015 compared to the prior year.  The expense for the nine months showed little change as the average note balances for the two nine month periods were comparable and the interest rates were similar.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the currency of the Company’s capital stock, these warrants are considered a derivative and are therefore treated as a liability. The gains declined by $0.1 million and $0.5 million for the three and nine months ended September 30, 2015 compared to 2014 based on changes in the exchange rates and the other factors used in the calculation of Black Scholes valuations which are not directly related to the Company’s results of operations.

Loss per Common Share

The basic and diluted losses per common share for the three and nine months ended September 30, 2015  were less than $0.01 and $0.01, respectively compared to losses of $0.01 and $0.02 in the respective periods in 2014. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Liquidity and Capital Resources

As of September 30, 2015, we had cash resources, consisting of cash and cash equivalents of $3.6 million, an increase of $0.5 million from the December 31, 2014 balance of $3.1 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated  $5.7 million from operating activities during the nine months ended September 30, 2015. During the same period, we used less than $0.1 million for investing activities and $5.1 million for financing activities.

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

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had obtained interim financing from RMBAH which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMBAH loan facility. We subsequently renegotiated the loan amount to $6.5 million together with an additional line of credit of $3.5 million. The RMBAH loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 8.76% in total) plus eight equal quarterly principal payments which commenced June 30, 2014. As of September 30, 2015, the outstanding balance on the loan is $1.63 million while the balance on the line of credit is $3.5 million. The line of credit is due quarterly, but may be immediately redrawn.  On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014. The RMBAH loan facility is secured by all of the assets of Pathfinder.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project.

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or our senior and subordinated debt securities.  The registration statement became effective September 12, 2014.  As at October 29, 2015, we have not sold any securities under the shelf registration statement.

We had an operating gain of $0.3 million after deducting total operating expenses of $10.5 million (discussed below) for the nine months ended September 30, 2015. After recording interest and other expenses, the net loss for that period was $1.4 million.

During March 2015, the WDEQ approved the Shirley Basin and Lucky Mc bonding totaling $12.7 million.  The NRC has yet to approve the bonding.  While this represents a slight increase over what was submitted to the WDEQ in 2014, we have not modified our surety bonding levels as of September 30, 2015.

Collections for the nine months from U3O8 sales totaled $34.1 million.

Operating activities generated $5.7 million during the nine months ended September 30, 2015 as compared to using $1.3 million during the same period in 2014.  The net loss for the nine months ended September 30, 2015 was $4.9 million less than the corresponding loss in 2014.  During that period in 2014, there was also an increase in inventory of $1.2 million.  This was offset by collection of outstanding uranium sales receivable at December 31, 2013 in 2014.

During the first nine months of 2015, the Company invested less than $0.1 million in equipment and other assets.

During the first nine months of 2015, the Company used  $5.1 million for financing activities for principal payments totaling $5.5 million on the RMBAH and Sweetwater debts, offset by $0.4 million from the exercise of stock options by current and former employees and directors.

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

Looking ahead

The average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, for the week of October 26, 2015 was $36.5. As a result of the continuing low spot price environment, we anticipate continuing to maintain production at levels that will be consistent with our contractual sales obligations, which are 630,000 pounds at an average realizable price of $49.49 per pound in 2015 and 662,000 pounds at an average realizable price of $47.61 per pound in 2016.

The monthly 2015 production target for Lost Creek is to dry and drum between 60,000 and 70,000 pounds U3O8. Production at this level will permit delivery into our final 2015 term contract commitment, discretionary spot sales, and the continuing buildup of our inventory, with an estimated final production for 2015 within the previously-projected range of 750,000 to 850,000 pounds U3O8. Our production rate may be adjusted based on operational refinements, and indicators in the market, including uranium spot market and term pricing, and other factors.

During the nine months ended September 30, 2015, we sold 700,000 pounds of U3O8 at an average price per pound of $48.65.  Our gross margin per pound sold during the nine month period was $15.28, or approximately 31%.  As projected, our 2015 Q3 gross margin of 51% was higher as 67% of the sales in the quarter were delivered into a higher priced contract. We expect the profit margins for the year 2015 to be between 25% and 30% as we have delivered into all of the higher priced contracts and anticipate only one contract delivery at a low price and one or two spot sales at market pricing during the upcoming quarter.

At September 30, 2015, we had 102,782 pounds of U3O8 at the conversion facility.  The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit

Ad valorem and severance tax cost per pound	$/lb	$2.99
Cash cost per pound	$/lb	$16.50
Non-cash cost per pound	$/lb	$9.94
Total cost per pound	$/lb	$29.43

As at October 29, 2015, our unrestricted cash position was $3.0 million. Given our current cash resources, contracted sales positions and low cash costs per pound, we do not anticipate the need for additional funding in 2015 unless it is advantageous to do so.

Transactions with Related Parties

We did not participate in any material transactions with related parties during the period ended September 30, 2015.

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

As of September 30, 2015, the average current spot and long term price of U3O8 was $36.38 and $44.00, respectively. This compares to prices of $35.50 and $50.00 as of December 31, 2014. Management did not identify any impairment indicators for any of the Company’s mineral properties during the nine months ended September 30, 2015.

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

Inventory and Cost of Sales

Our inventories are valued at the lower of cost and net realizable value based on projected revenues from the sale of that product. We are allocating all costs of operations of the Lost Creek facility to the inventory valuation at various stages of production with the exception of wellfield and disposal well costs which are treated as development expenses when incurred. Depreciation of facility enclosures, equipment and asset retirement obligations as well as amortization of the acquisition cost of the related property is also included in the inventory valuation. We do not allocate any administrative or other overhead to the cost of the product.

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

New accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued.  We have elected early adoption of this standard effective with these financial statements.  The impact was to move $174 thousand from current deferred loan costs to offset the current portion of the long term debt and to move $638 thousand of deferred loan costs previously included in non-current assets to offset the long term portion of the notes payable as of September 30, 2015.  As at December 31, 2014, we moved $190 thousand of current deferred cost to offset the current portion of long-term debt and $716 thousand of non-current deferred loan costs to offset non-current notes payable.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11,  Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this Update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore the amendments in ASU 2015-11 will become required for us as of the beginning of our 2017 fiscal year. We are considering early adoption of this guidance as it is consistent with our current policies and not expected to have a material impact upon our financial condition or results of operations.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to October 29, 2015. As of October 29, 2015, we had outstanding 130,188,775 common shares and 8,664,338 options to acquire common shares.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have eleven U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $36.50 per pound as of October 29, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the nine months ended September 30, 2015 from those risk factors set forth in our Annual Report on Form 10-K

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

UR -ENERGY INC.

Date: October 30, 2015	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Acting Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2015	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)