Form 10-K
period 2015-12-31
UR-ENERGY INC
filed 2016-02-26
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of February 25, 2016, there were 143,323,769 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2015, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $84.2 million based upon the closing sale price of the Common Shares as reported by the NYSE MKT. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2015, included all directors and officers and two shareholders that held approximately 23.6 million of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

UR-ENERGY INC.

ANNUAL REPORT ON FORM 10-K

When we use the terms “Ur-Energy,” “we,” “us,” “our,” or the “Company” we are referring to Ur-Energy Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain steady state operations at Lost Creek and timing to ramp up to production rates at design capacity; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for LC East and the KM horizon; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if production is available and the market warrants; (v) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (vi) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vii) the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (viii) the timing and outcome of applications for regulatory approval to build and operate an ISR mine at Shirley Basin; (ix) the outcome of our forecasts and production projections; and (x) the continuing and long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections. These other factors include, among others, the following: future estimates for production, production ramp-up and operations (including any difficulties with continued ramp up), capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

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

NI 43-101 Review of Technical Information: James A. Bonner, Ur-Energy Vice President Geology, P.Geo. and SME Registered Member, and Qualified Person as defined by National Instrument 43-101, reviewed and approved the technical information contained in this Annual Report.

Glossary of Common Terms and Abbreviations

Mineral Resource

is a concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling. CIM Definition Standards; NI 43-101, Section 1.1.

Inferred Mineral Resource

is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. Geologic evidence is sufficient to imply but not verify geological and grade or quality continuity. An Inferred Mineral Resource has a lower level of confidence than that applying to an Indicated Mineral Resource and must not be converted to a Mineral Reserve. It is reasonably expected that the majority of Inferred Mineral Resources could be upgraded to Indicated Mineral Resources with continued exploration.  CIM Definition Standards; NI 43-101, Section 1.1.

Indicated Mineral Resource

is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the application of Modifying Factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An Indicated Mineral Resource has a lower level of confidence than that applying to a Measured Mineral Resource and may only be converted to a Probable Mineral Reserve. CIM Definition Standards; NI 43-101, Section 1.1.

Measured Mineral Resource

is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are estimated with confidence sufficient to allow the application of Modifying Factors to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A Measured Mineral Resource has a higher level of confidence than that applying to either an Indicated Mineral Resource or an Inferred Mineral Resource. It may be converted to a Proven Mineral Reserve or to a Probable Mineral Reserve. CIM Definition Standards; NI 43-101, Section 1.1.

Modifying Factors

are considerations used to convert Mineral Resources to Mineral Reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors. CIM Definition Standards

Lithology

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

Abbreviations:

BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
eU3O8	equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
PPM	Parts per million
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities Exchange Commission
Unat	Uranium in its natural isotopic ratios
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, WQD/Water Quality Division; AQD/Air Quality Division; and Solid and Hazardous Waste Division)
WEQC	Wyoming Environmental Quality Council
WGFD	Wyoming Game and Fish Department

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton

Reporting Currency

All amounts in this report are expressed in United States dollars, unless otherwise indicated.  The Financial Statements are presented in accordance with accounting principles generally accepted in the United States.

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

Ur-Energy has one direct wholly-owned subsidiary: Ur-Energy USA Inc. (“Ur-Energy USA”), a company incorporated under the laws of the State of Colorado.

Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC (“NFU Wyoming”), a limited liability company formed under the laws of the State of Wyoming to facilitate acquisition of certain property and assets and, currently, to act as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to hold and operate our Lost Creek Project and certain other of our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), a company incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming.

Ur-Energy USA has two jointly held subsidiaries with NFU Wyoming: NFUR Bootheel, LLC (“NFUR Bootheel”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in an exploration, mining and development agreement with Jet Metal Corp.; and NFUR Hauber, LLC (“NFUR Hauber”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in a venture project at our Hauber project.

NFUR Hauber has one wholly-owned subsidiary: Hauber Project LLC, a limited liability company formed under the laws of the State of Colorado to hold our Hauber project. NFUR Hauber is the sole member and manager of Hauber Project LLC.

NFUR Bootheel holds an interest in The Bootheel Project, LLC, a limited liability company formed under the laws of the State of Colorado to hold the Bootheel property (and, formerly, the Buck Point property) is a venture with Jet Metal Corp., in which, at December 31, 2015,  we own a 19.115% interest.

Currently, and at December 31, 2015, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

We are engaged in uranium mining, recovery and processing operations, in addition to the exploration and development of uranium mineral properties. Our wholly-owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”), and started production operation activities in August 2013. Our first sales of production from Lost Creek were made in December 2013; sales were made in every quarter of 2014 and 2015.

Currently, we have ten mid- and long-term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. Combined, these multi-year sales agreements represent a significant portion of our anticipated production into 2021.  These agreements, individually, do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements.

The Company has contractually committed to sell 662,000 pounds of uranium yellowcake during 2016, at an average price of approximately US$47 per pound. During 2015, we worked with our customers to establish our delivery schedule for those commitments, with distribution of sales throughout the year. This schedule was created in an attempt to avoid uneven cash flows that could result from uneven delivery schedules. In mid-January 2016, certain deliveries with an anticipated schedule for first quarter delivery were moved to mid-year delivery dates, causing unevenness of cash flow in the first half of the year. This development was addressed promptly by the Company examining various alternatives in scheduling of deliveries and sales and other financing prospects.

Our newest project, Shirley Basin, is one of the assets we acquired as a part of the Pathfinder transaction which closed in December 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes in order to complete an NI 43‑101 mineral resource estimate which was released in August 2014; subsequently, an NI 43-101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015. Subsequently, in December 2015, our application for a permit to mine was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”).  Work is well underway on other applications for necessary authorizations to mine at Shirley Basin.

We utilize in situ recovery of the uranium at Lost Creek and will do so at other projects where this is possible. The in situ recovery (ISR) technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The in situ technique does not require the installation of tailings facilities or significant surface disturbance. This mining method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, sodium bicarbonate as a complexing agent, and carbon dioxide for pH control. The complexing agent bonds with the uranium to form uranyl carbonate, which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using Ion Exchange (IX) and captured on resin contained within the IX columns. The groundwater is re-fortified with the oxidizer and complexing agent and sent back to the wellfield to recover additional uranium. A low-volume bleed is permanently removed from the lixiviant flow. A reverse osmosis (RO) process is available to minimize the waste water stream generated. Brine from the RO process, if used, and bleed are disposed of by means of injection into deep disposal wells. Each wellfield is made up of dozens of injection and production wells installed in patterns to optimize the areal sweep of fluid through the uranium ore body.

Our Lost Creek processing facility includes all circuits for the capture, concentration, drying and packaging of uranium yellowcake for delivery into sales. Our processing facility, in addition to the IX circuit, includes dual processing trains with separate elution, precipitation, filter press and drying circuits (this is in contrast to certain other uranium in situ recovery facilities which operate as a capture plant (IX) only, and rely on agreements with other producers for the finishing, drying and packaging of their yellowcake end-product). Additionally, a restoration circuit including a RO unit was installed during initial construction to complete groundwater restoration once mining is complete.

The elution circuit (the first step after ion exchange) is utilized to transfer the uranium from the IX resin and concentrate it to the point where it is ready for the next phase of processing. The resulting rich eluate is an aqueous solution containing uranyl carbonate, salt and sodium carbonate and/or sodium bicarbonate. The precipitation circuit follows the elution circuit and removes the carbonate from the concentrated uranium solution and combines the uranium with peroxide to create a yellowcake crystal slurry. Filtration and washing is the next step, in which the slurry is loaded into a filter press where excess contaminants such as chloride are removed and a large portion of the water is removed. The final stage occurs when the dewatered slurry is moved to a yellowcake dryer, which will further reduce the moisture content, yielding the final dried, free-flowing, product. Refined, salable yellowcake is packaged in 55-gallon steel drums.

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO may initially be utilized to minimize the waste water stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use by removing a small portion of the groundwater and disposing of it (commonly known as sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to insure the cleanup is complete, thus ending the mining process.

Our Lost Creek processing facility was constructed during 2012 – 2013, with production operations commencing in August 2013. Our first sales were made in December 2013. Nameplate design and NRC-licensed capacity of our Lost Creek processing plant is two million pounds per year, of which approximately one million pounds per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. Production of refined yellowcake was 727,246 pounds and 547,992 pounds in 2015 and 2014, respectively. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and, non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to permit us to process uranium from other of our mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project), or, alternatively to be able to contract to toll mill/process product from other in situ uranium mine sites in the region. This design would permit us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

Our Lost Creek processing facility includes all circuits for the production, drying and packaging of uranium yellowcake for delivery into sales. As contemplated in the Preliminary Economic Assessment of Shirley Basin, we expect that the Lost Creek processing facility may be utilized for the drying and packaging of uranium from Shirley Basin, for which we currently anticipate the need only for a satellite plant. However, the Shirley Basin permit application contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

Our Mineral Properties

Our current land portfolio includes 14 projects in Wyoming. Ten of these projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control a total of more than 2,100 unpatented mining claims and four State of Wyoming mineral leases for a total of more than 42,000 acres (16,997 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”).  Five of the projects at the Lost Creek Property contain NI 43-101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North.  See Resource Summary

below in Technical Developments. Below is a map showing our Wyoming projects and the geologic basins in which they are located.

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

Operating Properties

Lost Creek Project – Great Divide Basin, Wyoming

The Lost Creek Project area was acquired in 2005, and is located in the Great Divide Basin, Wyoming. The Main Mineral Trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The permit area of the Lost Creek Project covers 4,254 acres (1,722 hectares), comprising 201 lode mining claims and one State of Wyoming mineral lease section. Regional access relies almost exclusively on existing public roads and highways. The local and regional transportation network consists of primary, secondary, local and unimproved roads. Direct access to Lost Creek is mainly on two crown-and-ditched gravel paved access roads to the processing plant. One road enters from the west off of Sweetwater County Road 23N (Wamsutter-Crooks Gap Road); the other enters from the east off of U.S. Bureau of Land Management (“BLM”) Sooner Road. On a wider basis, from population centers, the Property area is served by an Interstate Highway (Interstate 80), a US Highway (US 287), Wyoming state routes (SR 220 and 73 to Bairoil), local county roads, and BLM roads. The Lost Creek Property is located as shown here:

LOST CREEK PROPERTY
GREAT DIVIDE BASIN, WYOMING
Great Divide Basin, Wyoming, USA
Montana
South Dakota
Nebraska
Idaho
Utah
Colorado
Sheridan
Crook
Big Horn
Park
Johnson
Campbell
Weston
Teton
Washakie
Hot Springs
Natrona
Converse
Niobrara
Fremont
Sublette
Casper
I-90
I-25
I-80
Lost Creek
Platte
Lincoln
Goshen
Great Divide Basin
Sweetwater
Rawlins
Albany
Laramie
Carbon
Cheyenne
Uinta
N
0
50
100
miles
February 2016

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

Following the purchase of an existing production royalty with respect to 20 claims of the Lost Creek Project in 2013, there are no remaining royalties at the Lost Creek Project, except for the royalty on the State of Wyoming section mineral lease as provided by law. Currently, there is only limited production planned from the State lease section. There is a production royalty of one percent on certain claims of the LC East Project, and other royalties on other claims within the other adjoining projects (LC South and EN projects) as well as the other State sections on which we maintain mineral leases (LC West and EN projects).

Production Operations

Following receipt of the final regulatory authorization in October 2012, we commenced construction at Lost Creek. Construction included the plant facility and office building, installation of all process equipment, installation of two access roads, additional power lines and drop lines, deep disposal wells, construction of two holding ponds, warehouse building, and drill shed building.  In August 2013 we were given operational approval by the NRC and commenced production operation activities. See also discussion of the operational methods used at Lost Creek, above, under heading “Business and Properties.”

For the Lost Creek PEA, in order to accurately reflect existing resources, all resources produced through September 30, 2015 (1,358,407 pounds) were subtracted from total Measured Resources from the HJ Horizon in MU1. All the wells to support the originally-planned 13 header houses (“HHs”) have been completed. Surface installations for HHs 1-1 through 1-12 have been installed and HHs 1-1 through 1-11 were operational as of October 15, 2015. Header house 12 was brought online in November. Construction of header house 13 is underway.

All monitor ring wells have been installed and pump-tested in MU2. As of October 15, 2015, the effective date for the Lost Creek PEA, 138 pattern wells have been piloted within HHs 2-1, 2-2 and 2-3 (at December 31, 2015, 179 pattern wells were piloted). Additionally, two applications for amendments to the license and permits have been submitted. The two applications seek to authorize production in the KM Horizon within the Lost Creek Project and to authorize production in the HJ and KM Horizons within the EMT in the LC East Project.

During 2015, 783,547 pounds of U3O8 were captured within the Lost Creek plant; 727,245 pounds U3O8  were packaged in drums; and 717,125 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, inventory at the conversion facility was approximately 63,776 pounds U3O8.

From production, Lost Creek sold 725,000 pounds U3O8  during calendar 2015 at an average price of US$41.33 per pound. Total sales for 2015, including purchased U3O8, was 925,000 pounds at an average price of US$45.20 per pound. Contract sales were as expected (630,000 pounds at an average price of US$49.42 per pound); however, spot sales were lower than expected (295,000 pounds at an average price of US$36.18) due to the continuing low spot price environment.

After more than two years of operations, the 2015 average plant head grade remained at 97 ppm despite having somewhat lower head grades for the fourth quarter. Head grade during December was 87 ppm, which was above the quarter’s average grade of 85 ppm. The lower head grade during this period of operation, as well as varying month-to-month grades, is a typical result as the mine matures and older operating patterns remain in the flow regime while newer patterns are brought online. This maturation of mine is also demonstrated through the increasing average flowrates, with a 454 gpm (23.5%) increase quarter-over-quarter.

Updated Preliminary Economic Assessment for Lost Creek Property

In January 2016, we issued an updated Preliminary Economic Assessment for the Lost Creek Property Sweetwater County Wyoming (January 19, 2016 (TREC, Inc.)), which was then amended February 8, 2016 to include two additional tables to supplement the Cash Flow and OPEX tables as set forth in the prior document (as amended, the “Lost Creek PEA”). The Lost Creek PEA was prepared for the Company and its subsidiary, Lost Creek ISR, LLC, by Douglass H. Graves, P.E., TREC, Inc. (“TREC”) and James A. Bonner, C.P.G., Vice President Geology of the Company in accordance with NI 43-101.

According to the Lost Creek PEA, the current mineral resources at the Lost Creek Property are as follows:

Lost Creek Property - Resource Summary

	MEASURED			INDICATED			INFERRED
PROJECT	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.048	8,339	7,937	0.046	3,831	3,491	0.046	3,116	2,844
MU1 production through 9/30/15	(0.048)	(1,415)	(1,358)
LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	-----	-----	-----	-----	-----	-----	0.045	645	581
LC SOUTH	-----	-----	-----	0.037	220	165	0.039	637	496
LC WEST	-----	-----	-----	-----	-----	-----	0.109	16	34
EN	-----	-----	-----	-----	-----	-----	-----	-----	-----
GRAND TOTAL	0.048	8,316	8,028	0.044	5,942	5,223	0.044	7,368	6,439

		MEASURED + INDICATED =			14,258	13,251

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.

% eU3O8 is a measure of gamma intensity from a decay product of uranium and is not a direct measurement of uranium. Numerous comparisons of eU3O8 and chemical assays of Lost Creek rock samples, as well as PFN logging, indicate that eU3O8 is a reasonable indicator of the chemical concentration of uranium.

3.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
4.	Measured, Indicated, and Inferred Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2014)).
5.	Resources are reported through October 15, 2015.
6.	All reported resources occur below the static water table.
7.	1,358,407 lbs. of uranium have been produced from the HJ Horizon in MU1 (Lost Creek Project) as of September 30, 2015.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Information shown in the table above differs from the disclosure requirements of the SEC.  See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

The Lost Creek PEA discloses changes for the Lost Creek Property which come in the form of an updated mineral resource estimate prompted by recent drilling within Lost Creek’s Mine Unit 2 (“MU2”), exploratory drilling at the Lost Creek and LC East Projects, and the re-estimation of all previously-identified resources for the Property at a revised 0.20 grade-thickness (GT) cut-off. The economic analyses within the Lost Creek PEA have been revised to evaluate the impact of additional identified resources with information and data acquired through two years of ISR operations at Lost Creek. The Lost Creek PEA therefore serves to replace the last economic analyses for the Lost Creek Property from December 2013 and the most recent NI 43-101 Technical Report on the Lost Creek Property, dated June 17, 2015. The Lost Creek PEA covers production through September 30, 2015 and drilling and other exploration and operational activities conducted through October 15, 2015.

On June 17, 2015, the Company published an independent Technical Report for the Lost Creek Property to report increased resources for its operating Mine Unit 1 (“MU1”) and from exploration drilling conducted early in 2015. In order to reconcile higher-than-expected uranium recoveries from production operations in this mine unit, the grade thickness (“GT”) cutoff for uranium intercepts used in resource estimation was lowered from 0.30 to 0.20. Employing these revised guidelines, resources for MU1 were re-mapped and re-evaluated, increasing the MU1 Measured Resources by 55% (after subtraction of MU1 production). Through the monitoring of continued production from MU1, the authors believe the 0.20 GT better represents the in-situ uranium resources for the Lost Creek Property. Accordingly, for the Lost Creek PEA, all resource estimations for Lost Creek Property have used the new 0.20 GT cutoff, again, following re-mapping and re-evaluation. Since the June 17, 2015 Technical Report, our activities have resulted in a cumulative increase of mineral resources at the Lost Creek Property of 31% in the Measured and Indicated categories and 28% in the Inferred category.

The Lost Creek Property represents the composite of six individual contiguous Projects:  Lost Creek Project, LC East Project, LC West Project, LC North Project, LC South Project and EN Project. The fully-licensed and operating Lost Creek Project is considered the core project while the others are collectively referred to as the Adjoining Projects. The Adjoining Projects were acquired by the Company as exploration targets to provide resources supplemental to those recognized at the Lost Creek Project. Most were initially viewed as stand-alone projects, but expanded over time such that collectively they represent a contiguous block of land along with the Lost Creek Project.

The Lost Creek PEA mineral resource estimate includes drill data and analyses of approximately three thousand two hundred historic and current holes and over 1.8 million feet of drilling at the Lost Creek Project alone. With the acquisition of Lost Creek project, we acquired logs and analyses from 569 historic holes representing 366,268 feet of data. Since our acquisition of the project we have drilled 2,629 holes and wells including the construction and development drilling during 2013-2015 for Mine Unit 1 and initial work in Mine Unit 2 at Lost Creek. Drilling at Lost Creek through October 15, 2015 was included in the PEA. Additionally, drilling from the other five projects at the Lost Creek Property, both historic and our drill programs, is included in the mineral resource estimate. Collectively, this represents an additional 2,387 drillholes (1,306,331 feet).

Regulatory Authorizations and Land Title of Lost Creek

Beginning in 2007, we completed all necessary applications and related processes to obtain the required permitting and licenses for the Lost Creek Project, of which the three most significant are: a Source and Byproduct Materials License from the NRC (received August 2011); a Plan of Operations with the BLM (Record of Decision (“ROD”) received October 2012; affirmed by U.S. District Court for the District of Wyoming, September 2013); and a Permit and License to Mine from the WDEQ (October 2011).  The WDEQ License to Mine was issued following determinations in favor of the project by the WEQC with respect to a third-party objection, which included a WEQC direction that the WDEQ Permit be approved by the WDEQ.  The WDEQ Permit includes the approval of the first mine unit, as well as the Wildlife Management Plan, including a positive determination of the protective measures at the project for the greater sage-grouse species.

In March 2010, the USFWS submitted a finding of “warranted for listing but precluded by higher priorities” with regard to the greater sage-grouse, whose habitat includes Wyoming. A finding that listing is “warranted but precluded” results in recognition of the greater sage-grouse as a candidate for listing as a threatened or endangered species. Pursuant to a settlement agreement, issued as a consent decree of a federal district court, the USFWS was required to make a listing decision on or before September 30, 2015.  In compliance with the consent decree, the USFWS issued a decision that the species did not warrant listing.

Potential risks to the accessibility of the estimated mineral resource may include changes in the designation of the sage grouse as an endangered species by the USFWS because the Lost Creek Property lies within a sage grouse core area as defined by the state of Wyoming. In September 2015, the USFWS issued its finding that the greater sage grouse does not warrant protection under the Endangered Species Act (ESA). The USFWS reached this determination after evaluating the species’ population status, along with the collective efforts by the BLM and U.S. Forest Service, state agencies, private landowners and other partners to conserve its habitat.

After a thorough analysis of the best available scientific information and taking into account ongoing key conservation efforts and their projected benefits, the USFWS determined the species does not face the risk of extinction now or in the foreseeable future and therefore does not need protection under the ESA. Should future decisions vary, or state or federal agencies alter their management of the species, there could potentially be an impact on future expansion operations. However, the Company continues to work closely with the Wyoming Game and Fish Department (“WGFD”) and the BLM to mitigate impacts to the sage grouse.

As a part of the Lost Creek WDEQ Application, we submitted a Wildlife Protection Plan addressing, among other issues, the sage-grouse. The WGFD reviewed and recommended the Wildlife Management Plan to the WDEQ, including findings that the Wildlife Management Plan meets all of the protection measures for the greater sage-grouse species, and is consistent with the Wyoming Governor’s Executive Order on the sage-grouse.  Following WGFD’s recommendation, the Lost Creek Wildlife Management Plan was incorporated into the WDEQ Permit, and subsequently upheld by the WEQC rulings.

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

Meanwhile, in related regulatory processes, the BLM prepared environmental impact statements for and issued amendments to eleven Resource Management Plans (“RMPs”), related to the greater sage-grouse. Included in these RMPs are proposals to designate millions of acres of federal lands currently open for mineral location as lands to be withdrawn from such mineral status.

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

In 2014, two applications for amendments to the primary authorizations to mine at Lost Creek were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of LC East Project and the KM Horizon at Lost Creek. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC will participate in this review as a cooperating agency. A permit amendment requesting approval to mine at the LC East Project and within the KM Horizon at the Lost Creek Project was also submitted to the WDEQ for review and approval. Approval will include an aquifer exemption. The air quality permit will be revised to account for additional surface disturbance. An application will be submitted to Sweetwater County to re-zone the land at LC East. A subsequent Development Plan will also have to be submitted for review and approval. Numerous well permits from the State Engineer’s Office will be required.

A WDEQ draft permit for Underground Injection Control (UIC) Class V wells has been completed for Lost Creek. It is anticipated that final approvals from all regulators will be received in first quarter 2016. These approvals will allow for the onsite disposal of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators will use the reverse osmosis circuits, which were installed during initial construction of the plant, to treat process waste water into brine and permeate streams. The brine stream will continue to be disposed of in the UIC Class I deep wells while the clean, permeate stream will be injected into the UIC Class V wells. It is expected that these operational procedures, which are expected to be commissioned and fully operational in second quarter 2016, will significantly enhance waste water disposal capacity at the site.

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

Exploration and Development Properties

Our Five Projects Adjoining Lost Creek Together with the Lost Creek Project Form the Lost Creek Property

The LC East and LC West Projects (currently, approximately 5,710 acres (2,130 hectares) and 3,840 acres (1,554 hectares), respectively) were added to the Lost Creek Property in 2012. The two projects were formed through location of new unpatented lode mining claims and an asset exchange completed in February 2012 with Uranium One Americas, Inc., through which we acquired 175 unpatented mining claims and related data. In 2012, all baseline studies at LC East were initiated. As discussed above, in 2014, we  submitted applications for amendments of the Lost Creek licenses and permits to include development of LC East. We also located additional lode mining claims to secure the lands in what will be the LC East permit area. The East Mineral Trend (the “EMT”) is a second mineral trend of significance, in addition to the MMT at Lost Creek,  identified by historic drilling on the lands forming LC East.  Although geologically similar, it appears to be a separate and independent trend from the MMT.  The Lost Creek PEA contains a recommendation that delineation drilling of identified resources in the EMT continue, together with progressing all necessary permit and license amendment to permit future production.

The LC North Project (approximately 7,730 acres (3,120 hectares)) is located to the north and to the west of the Lost Creek Project. Historical wide-spaced exploration drilling on this project consisted of 175 drill holes.  The

Company has conducted two drilling programs at the project. Exploration drilling at LC North is recommended by Company staff to pursue the potential of an extension of the MMT in the HJ and KM horizons.

The LC South Project (approximately 10,775 acres (4,360 hectares)) is located to the south and southeast of the Lost Creek Project. Historical drilling on the LC South Project consisted of 488 drill holes. In 2010, the Company drilled 159 exploration holes (total, 101,270 feet (30,867 meters)) which confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project.  Also, a series of wide-spaced drill holes were part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons. Staff also recommend that the HJ and KM horizons should be further explored, and suggest that additional drilling be conducted to further evaluate the potential of deeper mineralization.

The EN Project (approximately 10,122 acres (4,096 hectares)) is adjacent to and east of LC South.  Ur-Energy has over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. Although no mineral resource is yet reported due to the limited nature of the data, Company geologists continue to recommend that the EN project should be explored further with wide spaced framework drilling to assess regional alteration and stratigraphic relationships.

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

Outcrop at Lost Creek is exclusively that of the Battle Spring Formation.  Due to the soft nature of the formation, the Battle Spring Formation occurs largely as sub-crop beneath the soil. The alluvial fan origin of the formation yields a complex stratigraphic regime which has been subdivided throughout Lost Creek into several thick horizons dominated by sands, with intervening named mudstones. Lost Creek is currently licensed and permitted to produce from the HJ horizon; we are currently seeking amendment of the licenses to be able to produce from the typically lower KM horizon.

The Company occasionally performs leach testing on various samples from the Lost Creek Project.  Most recently, in 2010 we performed leach testing on samples from the KM Horizon of the Lost Creek Project (currently in the permit-licensing stage). Seven samples obtained from one-foot sections of core were tested for mineral recovery using the same test methods as in prior tests from the HJ Horizon (currently licensed for production at Lost Creek, and being recovered in Mine Unit 1). Twenty-five pore volumes of various bicarbonate leach solutions were passed through the samples. Uranium recovery ranged from 54.1 to 93.0% with an average uranium recovery of 80.6%. These results are similar to earlier leaching and recovery tests conducted on behalf of the Company on samples from the HJ Horizon, which returned results consistently averaging 82 – 83%. We believe these results are consistent with industry experience.

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

Both Lucky Mc and Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. We assumed the remaining reclamation responsibilities including financial surety for reclamation, at Shirley Basin and at the Lucky Mc mine site. The Lucky Mc tailings site was fully reclaimed and, at the time of our acquisition, was in the process of being transferred to the U.S. Department of Energy. Therefore, we assumed no obligations with respect to the Lucky Mc tailings site, which were retained by the seller upon closing, or the NRC license at the site.  We do not have plans for the further exploration or development of the Lucky Mc property during 2016.

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

In addition to the two projects and related data, we acquired an extensive U.S. exploration and development database estimated to comprise hundreds of project descriptions in more than twenty states, including thousands of drill logs and geologic reports. Our geology team continues with its evaluation of this database, assessing opportunities for monetizing this additional asset.

Under the terms of our acquisition of Pathfinder, we are obligated to pay a 5% production royalty on production at the Shirley Basin Project under certain market conditions. That royalty will be limited by the following market conditions: (i) if the reported spot price exceeds $55 for at least a consecutive four week period at any time prior to June 30, 2016 the 5% gross royalty is capped at $6,625,000; (ii) if the reported spot price exceeds $45, but does not exceed $55 for at least a consecutive four week period at any time prior to June 30, 2016 the royalty cap is reduced to $3,700,000; (iii) if the reported spot price does not exceed $45 prior to June 30, 2016 the royalty is terminated. To this time, the royalty has not been triggered. The amount of production royalty, if triggered, may be purchased back at any time at our election.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the United States that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines.  We assumed the operation of the byproduct disposal site and accepted deliveries throughout 2015 under several existing contracts.

Preliminary Economic Assessment for Shirley Basin Uranium Project

In 2014, we issued a Technical Report on Resources for the Shirley Basin Uranium Project Carbon County Wyoming (August 27, 2014). Subsequently, in January 2015, we issued a Preliminary Economic Assessment for the Shirley Basin Uranium Project Carbon County Wyoming, January 27, 2015 (the “Shirley Basin PEA”).  The current mineral resources at the Shirley Basin Project are estimated as follows:

Shirley Basin Uranium Project - Resource Summary

	MEASURED			INDICATED
RESOURCE	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
AREA	% eU3O8	(X 1000)	(X 1000)	(X 1000)	(X 1000)	(X 1000)
FAB TREND	0.280	1,172	6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295
			MEASURED & INDICATED	0.230	1,915	8,816

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Based on grade cutoff of 0.020 percent eU3O8 and a grade x thickness cutoff of 0.25 GT.
4.	Measured, Indicated, and Inferred Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2014)).
5.	Resources are reported through July 2015.
6.	All reported resources occur below the historical, pre-mining static water table.
7.	Sandstone density is 16.0 cu. ft./ton.

Information shown in the table above differs from the disclosure requirements of the SEC.  See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

The Shirley Basin mineral resource estimate includes drill data and analyses of approximately three thousand two hundred holes and nearly 1.2 million feet of historic drilling at the Shirley Basin Project which were acquired with the acquisition of Pathfinder. We drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate.

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

Several companies operated uranium mines within the District, however three companies were dominant. Utah Construction/Pathfinder’s efforts were focused in the northern portions of the District, while Getty was largely in the central portions, and Kerr-McGee was in the southern portions. In 1960, Getty and Kerr-McGee joined together as Petrotomics Company to build a mill for joint processing of their production. The last mining in the District ended in 1992 when Pathfinder shut down production due to market conditions. Total production from Shirley Basin was 51.3 million pounds of uranium, of which 28.3 million pounds came from the Utah Construction/Pathfinder operations which we now own.

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

Lost Soldier Project – Great Divide Basin, Wyoming

Acquired in 2005, the Lost Soldier project is located approximately 14 miles (22.5 kilometers) to the northeast of the Lost Creek Project. Lost Soldier has over 3,700 historic drill holes defining 14 mineralized sandstone units. We maintain 143 unpatented mining claims at Lost Soldier, totaling approximately 2,710 mineral acres.  We do not currently view this property as individually material. As corporate priorities continue to be determined with respect to further exploration at the Lost Creek Property, and development at both Lost Creek and Shirley Basin, we anticipate that further technical work on Lost Soldier will continue to be completed as funding and staff time may be allocated to Lost Soldier.

The Bootheel Project, LLC and The Bootheel Project – Shirley Basin, Wyoming

Jet Metal Corp., formerly Crosshair Energy Corporation (“Jet Metal”) has been the manager of The Bootheel Project, LLC venture since 2007.  Following a decision to not fund our portion of the budget for the venture’s budget year ending March 31, 2012, our ownership interest was reduced from 25% to approximately 19%. Since then, we have participated in the project’s budgets and programs, although the programs have been nominal maintenance programs. In February 2013, the private mineral lease agreements for the Bootheel property expired and were not renewed. Portions of the minerals included in the technical report issued by Jet Metal, are located on the leased lands at the Bootheel property. In June 2013, the Management Committee of the Bootheel Project chose to abandon certain unpatented mining claims at the Bootheel property, while retaining mining claims and the State of Wyoming uranium lease on which the remaining mineral resource is located. Because there is no reported mineral resource at the Buck Point property,  the Management Committee determined to abandon all unpatented mining claims at Buck Point in 2013. Subsequently, the State of Wyoming mineral lease at Buck Point was relinquished. As a result, Ur-Energy’s investment in the Buck Point property was written off in 2013, at the same time that an impairment analysis of the remaining investment at the Bootheel property resulted in a $37,000 write-down because it was determined that the carrying cost was greater than the enterprise value of the underlying mineral resource. There was no activity other than land maintenance (payment of maintenance for unpatented mining claims and of state lease rentals) during 2015.

We do not anticipate further exploration or development work being conducted during 2016.

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

Unlike other commodities, uranium does not trade on an open market.  Contracts are negotiated privately by buyers and sellers. Our existing long-term agreements are described in Item 1,  Business and Properties, above and in Item 7, Management’s Discussion and Analysis, below.  Uranium prices are published by two of the leading industry-recognized independent market consultants, The Ux Consulting Company, LLC and TradeTech, LLC, who publish on their respective websites.  The following information reflects an average of the per pound prices published by these two consulting groups for the timeframe indicated:

December 31 of [year]	2010	2011	2012	2013	2014	2015
Spot price (US$)	$ 62.25	$ 51.88	$ 43.38	$ 34.50	$ 35.50	$ 34.23
LT price (US$)	$ 66.00	$ 62.00	$ 56.50	$ 50.00	$ 49.50	$ 44.00

End of [month]	Aug-15	Sep-15	Oct-15	Nov-15	Dec-15	Jan-16	Feb.15 (wk of 2.22.16)
Spot price (US$)	$ 36.75	$ 36.38	$ 36.13	$ 36.00	$ 34.23	$ 34.70	$ 33.50
LT price (US$)	$ 44.00	$ 44.00	$ 44.00	$ 44.00	$ 44.00	$ 44.00	$ 44.00

The Long Term price as defined by Ux includes conditions for escalation (from current quarter) delivery timeframe (≥ 24 months), and quantity flexibility (up to ±10%) considerations.

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

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the SDWA allows for the UIC permits issued by states to satisfy the UIC permit required under the SDWA under two conditions. First, the state's program must have been granted primacy, as is the case in Wyoming. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site. The EPA commenced a rulemaking with its publication of 40 CFR Part 192 rules in early 2015. These proposed rules effectively seek to expand EPA jurisdiction in restoration of groundwater within an exempted aquifer, and propose to extend the time for monitoring such restoration and stabilization requirement for as much as thirty years following production. As proposed, the rules implicate RCRA, SDWA and Uranium Mill Tailings

Radiation Control Act (UMTRCA) standards. The rulemaking is likely to take substantial time to complete and it is uncertain what the final rules will require. It is possible that additional requirements with attendant costs will result.

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

Employees

At December 31, 2015, Ur-Energy USA employed 25 people in its Littleton, Colorado (10) and Casper, Wyoming (15) offices. Lost Creek ISR, LLC employed 54 people at the Lost Creek Project near Wamsutter, Wyoming.  None of our other subsidiaries had employees in 2015.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1300, Ottawa, Ontario K1P 6L5.  Our United States corporate headquarters is located at 10758 West Centennial Road, Suite 200, Littleton, Colorado, 80127. We maintain a corporate and operations office at 5880 Enterprise Drive, Suite 200, Casper, Wyoming 82609. Lost Creek operational offices are located at 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336.

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

Mining operations generally involve a high degree of risk. We continue operations at our first uranium in situ recovery facility at Lost Creek, where production activities commenced in the second half of 2013. Our operations at Lost Creek and other projects as they continue in development will be subject to all the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, including unusual and unexpected geological formations, unanticipated metallurgical difficulties, water management including waste water disposal capacity, equipment malfunctions and parts unavailability, other conditions involved in the drilling and removal of material through pressurized injection and production wells,  radiation safety and industrial accidents, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our property interests and our projects are subject to volatility in the price of uranium.

The price of uranium is volatile. Changes in the price of uranium depend on numerous factors beyond our control including international, economic and political trends; changes in public acceptance of nuclear power generation as a result of any future accidents or terrorism at nuclear facilities, including the longer-term effects on the market due to the events following the earthquake and tsunami affecting the Fukushima Daiichi nuclear power station in Japan in 2011; changes in governmental regulations; expectations of inflation; currency exchange fluctuations; interest rates; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties cannot accurately be predicted.  Because most of our properties are in exploration and development stage and Lost Creek commenced operations just over two years ago, it is not yet possible for us to control the impact of fluctuations in the price of uranium.

Our business is subject to extensive environmental regulations that may make exploring, mining or related activities expensive, and which may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. In addition to the ESA decision made in 2015, to not list the greater sage-grouse as an endangered species, other rulemakings and proposed legislation are ongoing.  For example, following a public comment period early in 2015, the EPA continues with its rulemaking on changes to Part 192, which sets forth groundwater restoration and stabilization requirements for ISR uranium projects. Other EPA rulemakings relating to maintenance of tailings facilities and holding ponds, which may also have an impact on ISR projects, including Lost Creek are at various stages (e.g., UMTRCA, RCRA and SDWA restoration and stabilization requirements).  These are not the only laws and regulations which are the subject of discussion and proposed more restrictive changes.  Moreover, compliance with environmental quality requirements and reclamation laws imposed by federal, state and local governmental authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties and mining and energy production activities have occurred near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential for liability may exist under federal or state remediation statutes.

The uranium mining industry is capital intensive, and we may be unable to raise necessary additional funding.

Additional funds likely may be required to fund working capital or to fund exploration and development activities at our properties including Lost Creek and the adjoining projects at the Lost Creek Property, as well as the development of our Shirley Basin project. Potential sources of future funds available to us, in addition to the sales proceeds from Lost Creek production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets. There is no assurance that such funding will be available to us to continue development or future exploration. Furthermore, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. In addition, any future equity financings may result in substantial dilution for our existing shareholders.

Our mineral resource estimates may not be reliable; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves; and we need to develop additional resources to sustain ongoing operations.

Until mineral reserves or mineral resources are actually mined and processed, the quantity of mineral resources and grades must be considered as estimates only.  The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by Canadian securities regulators or the SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek Project or the Shirley Basin Project. As a result, and despite the fact that the Company commenced recovery of U3O8 at the Lost Creek Project in August 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact the Company’s future profitability.

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that the recovery of estimated mineral reserves or mineral resources will be realized. In general, estimates of mineral resources are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

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

As well, because we are now in operation and are depleting our known resource at Lost Creek, we must continue to conduct exploration and develop additional mineral resources. While there remain large areas of our Lost Creek Property which require additional exploration, and we have identified mineral resources at our Shirley Basin Project, we will need to continue to explore our other mineral properties in Wyoming or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but such estimates may not be correct.

Restrictive covenants in agreements governing our indebtedness may restrict our ability to pursue our business strategies.

Our State Bond Loan and the RMB facility, under which we have received approximately $44 million in debt financing, include restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness or to incur additional indebtedness other than permitted indebtedness (which include our Lost Creek Project, Shirley Basin Project, and other assets), which may restrict our ability to pursue certain business strategies from time to time. If we do not comply with these covenants, we could be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness.

If we are unable to service our indebtedness, we could lose the assets securing our indebtedness.

Our ability to make scheduled payments and satisfy other covenants (including financial covenants) in the State Bond Loan and the RMB facility depends on our financial condition and operating performance, which are subject to prevailing economic, competitive, legislative and regulatory conditions beyond our control. We may be unable to generate a level of cash flow from operating activities sufficient to permit us to pay the principal, interest and other fees on our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and the enforcement by the lenders against the assets securing our indebtedness. The secured collateral includes the Lost Creek assets (State Bond Loan) and the Pathfinder assets (RMB facility). These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

Our mining operations are subject to numerous environmental laws, regulations and permitting requirements and bonding requirements that can delay production and adversely affect operating and development costs.

Our business is subject to extensive federal, state, provincial and local laws governing prospecting and development, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, environmental protection, endangered species protections, and other matters. Exploration, development and production operations are also subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, and particularly standards with respect to uranium recovery, to monitor the discharge of waste water and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation.  Many of these laws and regulations have tended to become more stringent over time.  Any change in such laws could have a material adverse effect on our financial condition, cash flow or results of operations.  There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. Further, there is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted.

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

If enacted, such legislation could, among other effects, change the cost of holding unpatented mining claims and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development and the economics of existing operating mines. Passage of such legislation could adversely affect our financial performance.

Additionally, as noted in other risk factors, there are ongoing withdrawals of federal lands for the purposes of mineral location and development. While such proposals are not yet final and, as yet, do not directly affect the area of Wyoming in which we currently have land holdings, they could have an adverse effect on our financial performance if they are broadened in scope to directly affect the areas in which we have properties.

Acquisitions and integration may disrupt our business.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisitions would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or share exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of any acquired company, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

We do not have an established earnings record, and we have never paid dividends.

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

We currently carry insurance coverage for general liability, directors’ and officers’ liability and other matters.  We intend to carry insurance to protect against certain risks in such amounts as we consider adequate. Certain insurances may be cost prohibitive to maintain, and even if we carried all such insurances, the nature of the risks we face in our exploration and uranium production operations is such that liabilities could exceed policy limits in any insurance policy or could be excluded from coverage under an insurance policy. The potential costs that could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our business and financial position. Additionally, we utilize a bonding surety program for our regulatory, reclamation and restoration obligations at Lost Creek Project and the Pathfinder Mines sites.  Availability of and terms for such surety arrangements may change in the future, resulting in adverse effects to our financial condition.

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

U.S. Federal Income Tax Consequences to U.S. Shareholders under the Passive Foreign Investment Company Rules

Investors in the Common Shares of Ur-Energy that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2015 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our Common Shares.  Gain realized upon a disposition of our Common Shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges.  Additional special adverse rules also apply to U.S. shareholders who own Common Shares of Ur-Energy if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

We will use commercially reasonable efforts to make available to U.S. Holders, upon their written request:  (a) timely and accurate information as to our status as a PFIC and the PFIC status of any subsidiary in which Ur-

Energy owns more than 50% of such subsidiary’s total aggregate voting power, and (b) for each year in which Ur-Energy determines that it is a PFIC, upon written request, a PFIC annual information statement with respect to Ur-Energy and with respect to each such subsidiary that we determine is a PFIC.

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

PART II

Item 5.  MARKET FOR registrant’s COMMON EQUITY,  RELATED STOCKHOLDER MATTERS and issuer purcHases of equity securities

Market Information

Since July 24, 2008, Ur-Energy’s Common Shares have been listed for trading on the NYSE MKT exchange under the trading symbol “URG.” The following table sets forth the price range per share and trading volume for the Common Shares:

	NYSE
	Common Shares
	Volume	High	Low
Quarter Ending		US$
March 31, 2014	73,630,862	1.99	1.22
June 30, 2014	75,352,123	1.69	1.00
September 30, 2014	50,487,178	1.37	1.00
December 31, 2014	34,212,227	1.07	0.73

March 31, 2015	18,238,072	1.07	0.75
June 30, 2015	22,003,580	1.07	0.76
September 30, 2015	17,091,632	0.82	0.53
December 31, 2015	17,343,488	0.68	0.45

January 1, 2016 to February 24, 2016	10,766,166	0.70	0.46

Since November 29, 2005, Ur-Energy’s Common Shares have been listed and posted for trading on the Toronto Stock Exchange under the trading symbol “URE.” The following table sets forth the price range per share and trading volume for the Common Shares:

	TSX
	Common Shares
	Volume	High	Low
Quarter Ending		CDN$
March 31, 2014	14,969,052	2.21	1.36
June 30, 2014	12,750,620	1.87	1.08
September 30, 2014	5,760,498	1.46	1.11
December 31, 2014	7,068,408	1.22	0.83

March 31, 2015	4,470,129	1.35	0.94
June 30, 2015	3,517,095	1.31	0.96
September 30, 2015	2,765,418	1.02	0.72
December 31, 2015	2,621,959	0.90	0.60

January 1, 2016 to February 24, 2016	2,491,153	0.98	0.64

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares.  As of February 25,  2016,  143,323,769 Common Shares are issued and outstanding and no preferred shares are issued and outstanding.  We estimate that we have approximately 18,000 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the company in the event of a liquidation, dissolution or winding up.

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

Shareholder Rights Plan

Ur-Energy maintains a shareholder rights plan (the “Rights Plan”) designed to encourage the fair and equal treatment of shareholders in connection with any take-over bid for the Company's outstanding securities.  The Rights Plan is intended to provide the Board with adequate time to assess a take-over bid, to consider alternatives to a take-over bid as a means of maximizing shareholder value, to allow competing bids to emerge, and to provide our shareholders with adequate time to properly assess a take-over bid without undue pressure. The Rights Plan was reconfirmed by shareholders at Ur-Energy’s annual and special meeting of shareholders on May 28, 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2015.  Directors, officers, employees, and consultants are eligible to participate in the Option Plan.  Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (C$)	Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by securityholders (1)	16,916,872	$ 0.93	1,948,483
Equity compensation plans not approved by security-holders	-	-	-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 8,468,614 outstanding stock options under the 2005 Stock Option Plan.
(3)

Represents 247,778 Common Shares remaining available for issuance under the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 and 136,391 Common Shares available under the Ur-Energy Amended Restricted Share Unit Plan.

(4)	The warrants included represent only those which form a portion of compensation for certain consultants and our commercial lender.

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

During the fiscal years ended December 31, 2015 and 2014, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2015.

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

The following graph illustrates the period from December 31, 2010 to December 31, 2015 and reflects the cumulative shareholder return of an investment in our Common Shares compared to the cumulative return of an investment in (a) the Russell 3000 Index, (b) the NYSE MKT Composite Index, and (c) the average of a peer group consisting of Denison Mines Corp., Uranium Energy Corp. and Uranium Resources, Inc. since December 31, 2010, assuming that US$100 was invested and, where applicable, includes the reinvestment of dividends.

Performance Graph
200
100
0
2010
2011
2012
2013
2014
2015
Ur-Energy Inc.
NYSE MKT Index
Russell 3000
Peer Average

	2010	2011	2012	2013	2014	2015
Ur-Energy Inc.	100	29	28	47	31	26
NYSE MKT Index	100	103	107	110	111	97
Russell 3000	100	99	113	148	163	161
Peer Average	100	52	34	48	37	18

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2015,  2014,  2013, 2012 and 2011, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Reference should also be made to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

SUMMARY OF FINANCIAL CONDITION

(Amounts in thousands of U.S. Dollars except per share data)

	As of December 31
	2015	2014	2013	2012	2011
Working capital (deficiency)	(7,510)	(2,645)	(242)	15,532	21,990
Current assets	5,713	9,346	10,432	18,210	23,566
Total assets	95,757	104,451	105,336	69,483	64,565
Current liabilities	13,223	11,991	10,674	2,678	1,576
Long-term liabilities	50,033	60,359	55,998	1,168	-
Shareholders' equity	32,501	32,101	38,664	65,637	62,989

	Year ended December 31
	2015	2014	2013	2012	2011
Revenue	41,877	29,349	7,616	Nil	Nil
Net loss for the year	(795)	(8,749)	(30,353)	(17,558)	(16,443)

Loss per common share: Basic and diluted	(0.01)	(0.07)	(0.25)	(0.15)	(0.16)

Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

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

2015 Developments

Lost Creek Property – Great Divide Basin, Wyoming

Following receipt of the final regulatory authorization in October 2012, we commenced construction at Lost Creek. Construction included the plant facility and office building, installation of all process equipment, installation of two access roads, additional power lines and drop lines, deep disposal wells, construction of two holding ponds, warehouse building, and drill shed building. In August 2013, the Company was given operational approval by the NRC and commenced production operation activities.

Production operations in MU1 within the HJ Horizon began on August 2, 2013 and, through September 30, 2015, 1,358,407 pounds of uranium have been produced from this mine unit. For the Lost Creek PEA, all resources produced through September 30, 2015 were subtracted from total Measured Resources from the HJ Horizon in MU1 in order to accurately reflect remaining resources. All of the wells to support the originally-planned 13 header houses (“HHs”) have been completed. Surface installations for HHs 1-1 through 1-12 have been installed and HHs 1-1 through 1-12 were operational as of December 31, 2015.  Construction of header house 13 is underway.

All monitor ring wells have been installed and pump-tested in MU2. As of December 31, 2015, 179 pattern wells have been piloted within HHs 2-1, 2-2 and 2-3 (at October 15, 2015, the effective date of the Lost Creek PEA, 138 pattern wells were piloted). Additionally, two applications for amendments to the license and permits have been submitted; as described in the Lost Creek PEA, the two applications primarily seek to authorize production in the KM Horizon within the Lost Creek Project and to authorize production in the HJ and KM Horizons within the EMT in the LC East Project.

During 2015, 783,547 pounds of U3O8 were captured within the Lost Creek plant; 727,245 pounds U3O8  were packaged in drums; and 717,125 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, inventory at the conversion facility was approximately 63,776 pounds U3O8.

From production, Lost Creek sold 725,000 pounds U3O8  during 2015 at an average price of US$41.33 per pound. Total sales for 2015, including purchased U3O8, was 925,000 pounds at an average price of US$45.20 per pound. Contract sales were as expected (630,000 pounds at an average price of US$49.42 per pound); however, spot sales were lower than expected (295,000 pounds at an average price of US$36.18) due to the continuing low spot price environment.

After more than two years of operations, the 2015 average plant head grade remained at 97 ppm despite having somewhat lower head grades in the fourth quarter. Head grade during December was 87 ppm, which was above the quarter’s average grade of 85 ppm. The lower head grade during this period of operation, as well as varying month-to-month grades, is a typical result as the mine matures and older operating patterns remain in the flow regime while newer patterns are brought online. This maturation of mine is also demonstrated through the increasing average flowrates as additional HHs are brought on line, with a 454 gpm (23.5%) increase during the fourth quarter as compared to the third quarter.

Lost Creek Regulatory and Legal Proceedings

After receiving notice of final operational clearance from the NRC, we commenced production activities at Lost Creek in August 2013. Subsequent to those final approvals, we have made necessary additional filings for approvals of ongoing operations at Lost Creek  (e.g., wellfield development; authorizations related to the new deep disposal well; permits and authority for new Class V wells).  In September 2014, we filed applications for amendment of all Lost Creek permits and licenses to include recovery from the KM horizon and LC East operations. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC will participate in this review as a cooperating agency. A permit amendment requesting approval to mine at the LC East Project and within the KM Horizon at the Lost Creek Project was also submitted to the WDEQ for review and approval. Approval will include an aquifer exemption.

Corporate Transactions and Financing Developments

RMB Australia Holdings Limited

We established a banking relationship with RMB Australia Holdings Limited (“RMB”) in 2013 which allowed for various financings during 2013. The first facility remained available for redraw as necessary for the Pathfinder acquisition, and $5.0 million was redrawn in December 2013 for that purpose. The facility was amended in March 2014 and an additional $1.5 million was drawn down at that time and, following the completion of the Technical Report (NI 43-101) on the Shirley Basin Project, an additional $3.5 million was drawn down as a revolver in September 2014.  In October 2015, the facility was amended to extend the maturity date of the $3.5 million revolver and spread the balance originally due March 2016 over four quarterly payments commencing March 2016 and concluding December 2016.  This loan facility is secured by the Pathfinder assets.

Off Take Sales Agreements

As of December 31, 2015, we have ten off take sales agreements with various U.S. utilities. These agreements were completed between 2012 and 2015 for deliveries between 2016 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2016	662,000 pounds
2017	600,000 pounds
2018	500,000 pounds
2019	600,000 pounds
2020	450,000 pounds
2021	250,000 pounds

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

The Shirley Basin PEA contemplates that the Lost Creek processing facility may be utilized for the drying and packaging of uranium from Shirley Basin, for which we currently anticipate the need only for a satellite plant. However, the Shirley Basin permit application, filed in December 2015, contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

The Bootheel Project, LLC

In April 2015, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2016, which is the fiscal year end of The Bootheel Project, LLC.   No additional exploration or development activities are planned at this time.

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

2015 Results of Operations

U3O8 Production Costs

During 2015,  783,547 pounds of U3O8 were captured within the Lost Creek plant. 727,245 of those pounds were packaged in drums and 717,125 pounds of the drummed inventory were shipped to the conversion facility where 925,000 pounds were sold to utility customers, including 200,000 pounds of purchased  U3O8.  The cash cost per pound and non-cash cost per pound for produced uranium presented in the following Production Costs and U3O8 Sales and Cost of Sales tables are non-US GAAP measures. These measures do not have a standardized meaning or a consistent basis of calculation under US GAAP. These measures are used to assess business performance and may be used by certain investors to evaluate performance. Please see the tables, below, for reconciliations of these measures to the US GAAP compliant financial statements.  Production figures for the Lost Creek Project are as follows:

Production Costs	Unit	2015 Q4	2015 Q3	2015 Q2	2015 Q1	2015 YTD

Pounds captured	lb	211,717	172,282	207,268	192,280	783,547
Ad valorem and severance tax	$000	$470	$674	$310	$150	$1,604
Wellfield cash cost (1)	$000	$1,017	$990	$830	$1,080	$3,917
Wellfield non-cash cost (1)(2)	$000	$619	$1,087	$1,333	$1,335	$4,374
Ad valorem and severance tax per pound captured	$/lb	$2.22	$3.91	$1.50	$0.78	$2.05
Cash cost per pound captured	$/lb	$4.80	$5.75	$4.00	$5.62	$5.00
Non-cash cost per pound captured	$/lb	$2.92	$6.31	$6.43	$6.94	$5.58

Pounds drummed	lb	189,480	176,850	183,858	177,057	727,245
Plant cash cost (3)	$000	$1,687	$1,824	$1,983	$1,718	$7,212
Plant non-cash cost (2)(3)	$000	$497	$498	$498	$497	$1,990
Cash cost per pound drummed	$/lb	$8.90	$10.31	$10.79	$9.70	$9.92
Non-cash cost per pound drummed	$/lb	$2.63	$2.82	$2.71	$2.81	$2.74

Pounds shipped to conversion facility	lb	181,568	184,380	179,672	171,505	717,125
Distribution cash cost (4)	$000	$128	$80	$141	$145	$494
Cash cost per pound shipped	$/lb	$0.70	$0.43	$0.78	$0.85	$0.69

Pounds purchased	lb	-	-	200,000	-	200,000
Purchase costs	$000	$-	$-	$7,878	$-	$7,878
Cash cost per pound purchased	$/lb	$-	$-	$39.39	$-	$39.39

Notes:

1.

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

2.

Non-cash costs include the depreciation of plant equipment and related asset retirement obligation costs, and the amortization of the investment in the mineral property acquisition costs. The expenses are calculated on a straight line basis so the expenses are typically constant for each quarter. The cost per pound from these costs will therefore typically vary based on production levels only.

3.	Plant costs include all plant operating costs, site overhead costs and depreciation of the related plant construction and asset retirement obligation costs.
4.	Distribution costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.

Production costs have remained fairly consistent over the past four quarters while the production costs per pound generally decreased during the year.  In total, wellfield, plant and distribution cash costs were very consistent quarter on quarter during 2015.  The respective cash costs per pound decreased overall during the year and the decreases were primarily driven by increasing levels of production.

Ad valorem and severance taxes fluctuate based on pounds extracted and the relative sales value of those pounds.  Additionally, the State of Wyoming retroactively increased the ad valorem and severance tax industry factor by 31% in 2014 Q4 and later revised the increase down to six percent in 2015 Q1, which led to a substantially lower cost and cost per pound during that quarter. Fluctuations in the ad valorem and severance taxes per pound in subsequent quarters were primarily due to fluctuations in the average price per pound sold during those same quarters.

Wellfield cash costs in 2015 Q1 were somewhat elevated due to one-off computer and communications related expenses and the annual labor bonus. They then decreased significantly in 2015 Q2 due to not repeating the one-off costs from 2015 Q1 and having open positions in the labor force but then returned to normal levels in the past two quarters primarily due to the replacement of those vacant positions and higher labor benefit costs.  Despite the higher costs in 2015 Q4, the cash cost per pound captured decreased to $4.80 as a result of the higher production level achieved during the quarter and averaged $5.00 per pound for the year. Wellfield non-cash costs are normally relatively fixed.  However, most of the capitalized reclamation costs for the first mine unit were expensed through depreciation as of 2015 Q3 based on our original estimated time to commence reclamation. Actual reclamation has not commenced because we are still extracting pounds from all header houses in the first mine unit.  Reclamation will not begin until after we have completed the extraction process.  Therefore, the non-cash costs included in wellfield costs declined substantially in the last two quarters of 2015.  Because of the lower wellfield non-cash costs and the increasing level of pounds captured, the resulting non-cash cost per pound captured decreased to $2.92 in 2015 Q4 and averaged $5.58 for the year.

Plant cash costs were relatively stable during the year with the higher costs in 2015 Q2 being driven by a one-off road construction payment to Sweetwater county and the lower costs in 2015 Q4 being the result of lower than average federal agency costs. Because of the lower cash costs in 2015 Q4 and the higher level of production, the resulting cash cost per pound drummed decreased to $8.90 and averaged $9.92 for the year.  Plant non-cash costs did not change during the year.  Minimal fluctuations in the non-cash cost per pound drummed were solely due to changes in pounds drummed and the average non-cash cost per pound drummed for the year was $2.74.

Distribution costs increased in the final quarter of the year due to having received a number of final assays along with their associated costs during the period.  Pounds shipped remained consistent with previous quarters and the resulting cash cost per pound shipped in 2015 Q4 increased to $0.70 as a result of the higher cost, which was consistent with $0.69 per pound average for the year.

In 2015 Q2, we purchased 200,000 pounds at the then spot price of $39.39 per pound. The pounds were delivered into one of our scheduled contract deliveries.

U3O8 Sales and Cost of Sales

Sales and cost of sales	Unit	2015 Q4	2015 Q3	2015 Q2	2015 Q1	2015 YTD

Pounds sold	lb	225,000	150,000	404,000	146,000	925,000
U3O8 sales	$000	$7,756	$8,459	$18,213	$7,380	$41,808
Average contract price	$/lb	$28.49	$66.71	$46.88	$50.55	$49.42
Average spot price (1)	$/lb	$36.18	$35.75	$36.50	$-	$36.18
Average price per pound sold	$/lb	$34.47	$56.39	$45.08	$50.55	$45.20

U3O8 cost of sales (2)	$000	$5,931	$4,180	$13,791	$5,390	$29,292
Ad valorem and severance tax cost per pound sold	$/lb	$2.80	$2.59	$2.78	$4.73	$3.14
Cash cost per pound sold	$/lb	$15.42	$15.19	$16.15	$18.86	$16.27
Non-cash cost per pound sold	$/lb	$8.13	$10.09	$10.05	$13.32	$10.12
Cost per pound sold - produced	$/lb	$26.35	$27.87	$28.98	$36.91	$29.53
Cost per pound sold - purchased	$/lb	$-	$-	$39.39	$-	$39.39
Average cost per pound sold	$/lb	$26.35	$27.87	$34.14	$36.91	$31.67

U3O8 gross profit	$000	$1,825	$4,279	$4,422	$1,990	$12,516
Gross profit per pound sold	$/lb	$8.11	$28.52	$10.94	$13.63	$13.53
Gross profit margin	%	23.5%	50.6%	24.3%	27.0%	29.9%

Ending Inventory Balances
Pounds
In-process inventory	lb	88,788	71,860	79,036	79,284
Plant inventory	lb	30,367	22,455	30,006	25,819
Conversion facility inventory	lb	63,776	102,782	66,314	82,021
Total inventory	lb	182,931	197,097	175,356	187,124

Total cost
In-process inventory	$000	$994	$1,121	$1,219	$1,368
Plant inventory	$000	$742	$712	$850	$761
Conversion facility inventory	$000	$1,609	$3,025	$1,815	$2,573
Total inventory	$000	$3,345	$4,858	$3,884	$4,702

Cost per pound
In-process inventory	$/lb	$11.20	$15.60	$15.42	$17.25
Plant inventory	$/lb	$24.43	$31.71	$28.33	$29.47
Conversion facility inventory	$/lb	$25.23	$29.43	$27.37	$31.37

Notes:

1.	There were no spot sales in 2015 Q1.

2.	Costs of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production Costs table) adjusted for changes in inventory values.

U3O8 sales in 2015 Q4 were based on selling 225,000 pounds at an average price per pound of $34.47. The lower average price, as compared to previous quarters, was due to not having any deliveries into higher priced contracts during the quarter. In 2015 Q4, we had only one 50,000 pound contract delivery into our lowest priced contract of the year and we sold 175,000 pounds on the spot market, which was persistently low throughout the year.  For the year, we sold 925,000 pounds at an average price per pound of $45.20 for total uranium sales of $41.8 million.  Total 2015 contract deliveries were 630,000 pounds at an average price per pound of $49.42.

In 2015 Q4, our cost of sales totaled $5.9 million based on selling 225,000 pounds from production at an average cost per pound of $26.36, down from $27.87 in the previous quarter, reflecting the overall lower production cost per pound we achieved throughout the year.  As stated before, our cost per pound sold will tend to decrease as our production and sales levels increase, so long as our production costs remained relatively stable, which was the case. For the year, our average cost per pound sold decreased from $36.91 in 2015 Q1 to $26.36 in 2015 Q4. As production levels stabilize, we would expect the cost per pound sold to stabilize as well.

The gross profit from uranium sales for 2015 Q4 was $1.8 million, which represents a gross profit margin of approximately 24%. This was lower than previous quarters due to the lower sales prices during the quarter, which more than offset the lower cost per pound sold that we achieved.  For the year, the gross profit from uranium sales was $12.5 million and the average gross profit margin was 30%.

At the end of the year, we had approximately 63,776 pounds of U3O8 at the conversion facility at an average cost per pound of $25.23. The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	2015	2014

Ad valorem and severance tax cost per pound	$/lb	$2.66	6.27
Cash cost per pound	$/lb	$15.39	19.21
Non-cash cost per pound	$/lb	$7.18	13.66
Total cost per pound	$/lb	$25.23	39.14

Annual Results Comparison

The following table presents and annual comparison of a portion of the above information for the years ended December 31, 2015, 2014 and 2013:

Comparison of annual results	Unit	2015	2014	2013
Sales
Sales per financial statements (1)	$000	$41,877	$29,349	$8,298
Less disposal fees	$000	$(69)	$(323)	$-
Less gain from sale of deliveries under contract	$000	$-	$(2,507)	$(2,635)
U3O8 sales	$000	$41,808	$26,519	$5,663

Cost of sales
Ad valorem & severance taxes (1)	$000	$1,604	$2,425	$682
Wellfield costs	$000	$8,291	$9,399	$2,509
Plant and site costs	$000	$9,202	$8,799	$2,352
Distribution costs	$000	$494	$350	$33
Inventory change	$000	$1,823	$(3,115)	$(1,798)
Cost of sales - produced	$000	$21,414	$17,858	$3,778
Cost of sales - purchased	$000	$7,878	$-	$-
Total cost of sales	$000	$29,292	$17,858	$3,778

Gross profit from U3O8 sales	$000	$12,516	$8,661	$1,885

Production
Pounds extracted	lb	783,547	596,176	190,365
Pounds drummed	lb	727,245	547,992	131,216
Pounds shipped	lb	717,125	562,533	94,827

Pounds sold - produced	lb	725,000	517,760	90,000
Pounds sold - purchased	lb	200,000	-	-

Per Pound Sold
Average contract price	$/lb	$49.42	$51.22	$62.92
Average spot price	$/lb	$36.18	$-	$-
Average price	$/lb	$45.20	$51.22	$62.92

Ad valorem and severance tax (1)	$/lb	$3.14	$2.48	$7.58
Cash cost	$/lb	$16.27	$19.73	$21.98
Non-cash cost	$/lb	$10.12	$12.28	$12.41
Cost - Produced	$/lb	$29.53	$34.49	$41.97
Cost - Purchased	$/lb	$39.39	$-	$-

Average cost	$/lb	$31.67	$34.49	$41.97

Gross profit (2)	$/lb	$13.53	$16.73	$20.95

Notes:

1.

For the year 2013, severance and ad valorem taxes were reported as direct reductions of sales as opposed to an element of inventory and cost of sales.  The above figures for 2013 have been modified to include the taxes in cost of sales and reflect sales at the gross amount for comparability to 2015 and 2014

2.

Gross profit per pound for the years 2014 and 2013 have been adjusted to be consistent with 2015 presentation.  We have eliminated the profit recognized on the assignment of deliveries in calculating gross profit per pound sold for the above comparison.

The volume of pounds captured, drummed and shipped has steadily increased as issues associated with the start-up of operations have been addressed and remediated. Similarly, the cash cost and non-cash costs have continued to decrease on a per pound basis as most of our operating expenses are fixed so greater production continues to lead to lower costs per pound. The sole exception is ad valorem and sales costs which are based on industry factors and tax rates determined by the state as well as the average sales price we receive for the sale of U3O8. In 2014, the state changed the industry factor for extraction, then subsequently revised it to a lower amount in early 2015. As a result, the rate has varied between years, but should begin to stabilize as the industry factor is set for several years but may still vary due to changes in the average sales prices received.

As discussed previously, we are continuously surveying the market for the opportunity to create future contracts at more favorable rates. In 2013, we only had one contract sale at a very favorable price.  2014 and 2015 contract prices averaged $50 per pound, which was what we had targeted.  However, in 2015 we also made spot sales into a weaker market which resulted in a reduction of our average sales price as well as our average gross profit per pound despite reducing our per pound costs.

US GAAP Reconciliation

As discussed above, the cash costs, non-cash costs and per pound calculations are non-US GAAP measures we use to assess business performance. To facilitate a better understanding of these measures, the tables below present a reconciliation of these measures to the financial results as presented in our financial statements.

Average Price Per Pound Sold Reconciliation	Unit	2015 Q4	2015 Q3	2015 Q2	2015 Q1	2015 YTD

Sales per financial statements	$000	$7,786	$8,491	$18,213	$7,387	$41,877
Less disposal fees	$000	$(30)	$(32)	$-	$(7)	$(69)
U3O8 sales	$000	$7,756	$8,459	$18,213	$7,380	$41,808

Pounds sold - produced	lb	225,000	150,000	204,000	146,000	725,000
Pounds sold - purchased	lb	-	-	200,000	-	200,000
Total pounds sold	lb	225,000	150,000	404,000	146,000	925,000

Average price per pound sold	$/lb	$34.47	$56.39	$45.08	$50.55	$45.20

The Company delivers U3O8 to a conversion facility and receives credit for a specified quantity measured in pounds once the product is confirmed to meet the required specifications. When a delivery is approved, the Company notifies the conversion facility with instruction for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

U3O8 sales of $41.8 million for the year were based on selling 925,000 pounds at an average price of $45.20, which resulted from meeting all of our contractual delivery requirements (630,000 pounds at an average price of $49.42 per pound) combined with additional spot sales (295,000 pounds at an average price of $36.18 per pound). Additionally, we recognized $0.1 million of disposal fees at the Shirley Basin Project. This resulted in total sales of $41.9 million as reported in the financial statements.

Total Cost Per Pound Sold Reconciliation	Unit	2015 Q4	2015 Q3	2015 Q2	2015 Q1	2015 YTD

Ad valorem & severance taxes	$000	$470	$674	$310	$150	$1,604
Wellfield costs	$000	$1,636	$2,077	$2,163	$2,415	$8,291
Plant and site costs	$000	$2,184	$2,322	$2,481	$2,215	$9,202
Distribution costs	$000	$128	$80	$141	$145	$494
Inventory change	$000	$1,513	$(973)	$818	$465	$1,823
Cost of sales - produced	$000	$5,931	$4,180	$5,913	$5,390	$21,414
Cost of sales - purchased	$000	$—	$—	$7,878	$—	$7,878
Total cost of sales	$000	$5,931	$4,180	$13,791	$5,390	$29,292

Pounds sold produced	lb	225,000	150,000	204,000	146,000	725,000
Pounds sold purchased	lb	—	—	200,000	—	200,000
Total pounds sold	lb	225,000	150,000	404,000	146,000	925,000

Average cost per pound sold - produced (1)	$/lb	$26.35	$27.87	$28.98	$36.91	$29.53
Average cost per pound sold - purchased	$/lb	$-	$-	$39.39	$-	$39.39
Total average cost per pound sold	$/lb	$26.35	$27.87	$34.14	$36.91	$31.67

1

The cost per pound sold reflects both cash and non-cash costs, which are combined as cost of sales in the statement of operations included in this filing.  The cash and non-cash cost components are identified in the above production cost table.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes the results of operations for the years ended December 31, 2015 and 2014 (in thousands of U.S. dollars):

	Year ended December 31,
	2015	2014
	$	$

Sales	41,877	29,349
Cost of sales	(29,292)	(17,858)
Gross profit	12,585	11,491
Exploration and evaluation expense	(2,853)	(3,277)
Development expense	(5,358)	(7,672)
General and administrative expense	(5,715)	(6,541)
Accretion expense	(515)	(497)
Write-off of mineral properties	-	(483)
Net profit (loss) from operations	(1,856)	(6,979)
Interest income (expense) (net)	(2,557)	(2,699)
Warrant mark to market gain	307	946
Loss from equity investment	(8)	(5)
Foreign exchange loss	(1)	(12)
Other income	5	-
Loss before income taxes	(4,110)	(8,749)
Income tax recovery (net)	3,315	-
Net loss	(795)	(8,749)

Loss per share – basic and diluted	(0.01)	(0.07)

Revenue per pound sold	45.20	51.22

Total cost per pound sold	(31.67)	(34.49)

Gross profit per pound sold	13.53	16.73

Sales

We sold a total of 925,000 pounds of U3O8 during the year ended December 31, 2015 for an average price of $45.20 per pound as compared to 2014 when we sold 517,760 pounds for an average price of $51.22. The fluctuation in sales prices relates primarily to lower priced spot sales made in 2015.

For the year ended December 31, 2015, we recognized $70 thousand compared to $323 thousand from disposal fees during 2014.  In 2014, we also recognized sales of $2.5 million from deliveries under offtake agreements which had been assigned to a third party during 2013 for cash consideration.

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

As compared to 2014, our cost per pound sold decreased $2.82 to $31.67 in 2015. The year 2015 includes one sale of purchased product, which was at a cost of $39.39 per pound. Excluding this sale, our year to date cost per pound sold from produced inventory was $29.53, which represents a decrease from 2014 of $4.95 per pound.

The reduction in our cost per pound sold from produced inventory is primarily a function of increased production in 2015 as compared to 2014. As stated in previous filings, most of our production costs are relatively fixed. Therefore increased production yields lower costs per pound which is reflected in our operations during 2015.

Gross Profit

The gross profit from uranium sales was $12.5 million for the year ended December 31, 2015, which represents a gross profit margin of approximately 30%.  Gross profits of $11.5 million in 2014 included $2.5 million from the delivery of uranium by a third party that related to contractual delivery commitments from 2013. Excluding these deferred revenues, the gross profit from uranium sales was $8.7 million, which represents a gross profit margin of approximately 33%. The primary reason for the decrease in the gross profit margin was the lower-priced spot sales in 2015, which more than offset the decrease in the cost per pound sold.  Generally, cost per pound sold declined with the exception of the purchased inventory which was at a higher cost per pound than the cost to produce and therefore also negatively affected the gross profit percentage in 2015.

Operating Expenses

Total operating expenses for the year ended December 31, 2015 were $14.4 million. Operating expenses include exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses decreased by $4.0 million compared to 2014 which included costs associated with developing an additional disposal well and a potential severance liability that was recorded.

Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased $0.4 million for the year ended December 31, 2015 compared to 2014. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. Costs decreased due to a reduction in land lease costs associated with the Mustang property which was abandoned in 2014 and a decrease in labor related costs.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they previously reached the permitting stage or operations stage. Development expenses decreased by $2.3 million in the year ended December 31, 2015 compared to 2014.  The decrease was primarily related to the cost of a disposal well which was constructed in 2014.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $0.8 million for the year ended

December 31, 2015 compared to 2014. The decrease was due to reduced external consulting and legal expenses of $0.3 million combined with $0.5 million in lower labor costs.

Other Income and Expenses

Net interest expense declined $0.1 million during 2015 compared to the prior year.  The decline was primarily due to a reduction in the outstanding principal which was slightly offset by increases in the interest rate on the RMB debt which is tied to the quarterly LIBOR rate.

In December 2013, the Company sold equity units which included one Common Share and one half warrant for the purchase of stock at US$1.35 per Common Share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the currency of the Company’s Common Shares, these warrants are considered a derivative and are therefore treated as a liability. The gains declined by $0.6 million for the year ended December 31, 2015 compared to 2014 based on changes in the exchange rates and the other factors used in the calculation of Black Scholes valuations which are not directly related to the Company’s results of operations.  The gain or loss will continue to decline as the warrants near expiry as changes in the exchange rates and a shorter volatility period continue to decrease the total liability.

Income tax recovery

When we acquired Pathfinder in 2013, we recorded a deferred income tax liability as the Pathfinder assets had no tax basis and accounting guidance indicated that the potential liability should be recorded due to Pathfinder not being integrated into our operations and would have a going concern issue as a stand-alone entity.  The costs were capitalized as a part of the mineral property acquisition costs and will be amortized for reporting purposes once production commences. The amortization will not be deductible for tax reporting therefore creating a permanent book versus tax difference.

We did preliminary drilling and baseline testing in 2014, and we filed our permit application with the WDEQ in 2015, therefore demonstrating the intent of incorporating the uranium recovery operations into our other ongoing operations within the next few years pending the approval of the permit application. As Pathfinder is being integrated into our operations, the guidance was no longer applicable and we used a portion of our accumulated net operation losses to offset the liability. The filing of the permit is an indication that the offset will be used within a few years and is therefore more probable than not that it will be used.

Loss per Common Share

The basic and diluted losses per Common Share for the year ended December 31, 2015 was $0.01 compared to a loss of $0.07 in 2014. The diluted loss per Common Share is equal to the basic loss per Common Share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes the results of operations for the years ended December 31, 2014 and 2013 (in thousands of U.S. dollars):

	Year ended December 31,
	2014	2013
	$	$

Revenue	29,349	7,616
Cost of revenues	(17,858)	(3,096)
Gross profit	11,491	4,520
Exploration and evaluation expense	(3,277)	(2,385)
Development expense	(7,672)	(18,465)
General and administrative expense	(6,541)	(5,592)
Accretion expense	(497)	(27)
Write-off of mineral properties	(483)	(1,430)
Net loss from operations	(6,979)	(23,379)
Interest income (Expense) (net)	(2,699)	(6,111)
Warrant mark to market gain	946	-
Loss from equity investment	(5)	(1,022)
Foreign exchange gain (loss)	(12)	164
Other income (loss)	-	(5)
Loss before income taxes	(8,749)	(30,353)
Income tax expense	Nil	Nil
Net loss	(8,749)	(30,353)

Loss per share – basic and diluted	(0.07)	(0.25)

Revenue per pound sold	51.22	62.92

Total cost per pound sold	(34.49)	(41.97)

Gross profit per pound sold	16.73	20.95

Sales

We sold a total of 517,760 pounds of U3O8 in 2014 for an average price of $51.22 per pound as compared to 2013 when we sold 90,000 pounds for an average price of $62.92.  All sales for both years were associated with long-term offtake contracts at rates stated within the contracts. Sales revenues in 2013 were reduced by ad valorem and sales taxes of $682 thousand ($7.58 per pound).  Effective second quarter 2014, we stopped treating those taxes as a reduction in sales revenues, but rather as a cost of sales as the taxes are based on pounds extracted, not sold. While we applied the adjustment retroactively for purposes of inventory calculations, we elected to treat it as an out-of-period adjustment in that quarter and not restate the prior periods.

We recognized sales of $2.5 million and $2.6 million for the years 2014 and 2013, respectively, from deliveries under offtake agreements which had been assigned to a third party during 2013 for cash consideration.

We recognized sales of $323 thousand from disposal fees at the Shirley Basin site in 2014.

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

Other Income and Expenses

Interest expense declined by $3.4 million from 2013 to 2014, but this was caused by the write off of loan fees which included the cost of warrants totaling $5.8 million for the year 2013 issued as a part of the loan consideration to RMB.  Excluding that, interest expense would have increased by $3.8 million due to the payment of a full year’s worth of interest to Sweetwater County Wyoming on their bond loan and interest payments to RMB.  2014 interest payment to RMB were actually lower in total than in 2013, however RMB interest is no longer capitalized as construction period interest and is therefore now included in interest expense.

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

Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, we had cash resources, consisting of cash and cash equivalents of $1.4 million, a decrease of $1.7 million from the December 31, 2014 balance of $3.1 million.  The cash resources consist of Canadian and U.S. dollar denominated deposit accounts, money market funds and certificates of deposit.  We generated  $5.4 million from operations during the year ended December 31, 2015. During the same period, we used $0.1 million for investing activities and we used $7.0 million for financing activities.

We have financed our operations from inception through the start of production, deliveries and product sales in 2013 primarily through the issuance of equity securities and debt instruments. Our first collections under those sales did not occur until January 2014.  Since that time, we have continued production and sales which has financed our operations to date.  Because of the irregular nature of our deliveries, we have fluctuations in our cash flow which we have addressed through negotiating with vendors to change delivery dates and exploring other options including additional financing.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had obtained interim financing from RMBAH which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMBAH loan facility. We subsequently renegotiated the loan amount to $6.5 million together with an additional line of credit of $3.5 million. The RMBAH loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 8.76% in total) plus eight equal quarterly principal payments which commenced June 30, 2014. The line of credit is due quarterly, but may be immediately redrawn.  On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014. This was considered a modification for accounting purposes.  As of December 31, 2015, the outstanding balance on the loan was $0.83 million while the balance on the line of credit was $3.5 million. The RMBAH loan facility is secured by all of the assets of Pathfinder.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. As of December 31, 2015, the outstanding balance on the loan was $28.9 million.  The State Bond Loan is secured by all of the assets at the Lost Creek Project.

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or our senior and subordinated debt securities.  The registration statement became effective September 12, 2014. The common shares offered in the February 2016 financing were sold under the shelf registration statement.

Operating activities generated $5.4 million of cash resources during the year ended December 31, 2015 as compared to $1.9 million in 2014. The change is due primarily to a decrease in the net loss for the year of $7.9 million. This is reduced by the income tax recovery of $3.3 million. In addition, we had reflected $2.5 million in revenue from the fulfillment of contracts in 2014 which had been assigned in 2013 which decreased the cash generated operations in 2014. Inventory decreased in value by $1.8 million in 2015, which freed additional cash from the sale of U3O8. The decrease in inventory value was driven by having lower average costs per pound in inventory. Actual inventory quantities increased during 2015 (see the Sales, Cost of Sales and Inventory table above). Offsetting the inventory value decrease was a reduction in depreciation and amortization of $1.1 million.

During 2015, the Company invested $0.1 million in equipment. The Lost Creek Project does not require significant capital expenditures and its sustaining capital expenditures have generally been less than $0.5 million per year.

During 2015, the Company used $7.0 million for financing activities which was composed of $7.4 million in debt repayments and the collection of $0.4 million from the exercise of stock options.

Liquidity Outlook

In February 2016, the Company raised $5.9  million (net of costs of $500 thousand) from the placement of 12.9 million shares priced at $0.50 per share.  The rationale for raising funds was partially due to the timing of contracted deliveries and payment commitments in 2016. It is possible that additional funding might be sought. Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future

We expect that any major capital projects will be funded by operating cash flow, cash on hand and additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Outlook for 2016

The average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, for the week of February 22, 2016 was $33.50.  As a result of the continuing low spot price environment, we will once again maintain production at levels that will be consistent with our 2016 contractual sales obligations, which are 662,000 pounds at an average realizable price of $47.61 per pound.

Our current production target for 2016 is to maintain an average production rate of approximately 60,000 pounds per month.  Currently, we expect to produce (dry and drum) between 650,000 and 750,000 pounds of U3O8 in 2016. Excess production will be used to build inventory, which may be utilized to complete discretionary spot sales transactions on an as needed basis. Our production rate may be adjusted based on operational refinements, and indicators in the market, including uranium spot and term pricing, and other factors.

In 2015, we sold 925,000 pounds of U3O8 at an average price per pound of $45.20. Our gross margin per pound sold in 2015 was $13.53, or approximately 30%. On a cash basis (including ad valorem and severance taxes), our gross margin per pound sold for uranium produced in 2015 was $25.79, or approximately 57%. We expect similar margins in 2016 depending on the number and price of any spot sales made.

In January 2016, production head grade continued to exceed technical projections averaging levels of 88.1 mg/l U3O8.  During January, 60,643 pounds of U3O8 were captured within the Lost Creek plant and 65,099 of those pounds were packaged in drums. To date, 75,000 pounds have been sold to customers in 2016.

As at February 25, 2016, our unrestricted cash position was $6.8 million.  Given our current cash resources, contracted sales positions and low cash costs per pound, we do not anticipate the need for additional funding in 2016 unless it is advantageous to do so.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

Payments due (by period) in thousands
		Less than		3 to 5 years	More than
	Total	1 year	1 to 3 years	years	5 years

Notes payable	$ 33,193	$ 8,679	$ 9,518	$ 10,670	$ 4,326
Interest on notes payable	$ 5,481	$ 1,807	$ 2,350	$ 1,199	$ 125
Operating leases	$ 864	$ 388	$ 476	$ -	$ -
Environmental remediation	$ 86	$ 86	$ -	$ -	$ -
Asset retirement obligations	$ 26,441	$ -	$ 3,558	$ 3,558	$ 19,325

	$ 66,065	$ 10,960	$ 15,902	$ 15,427	$ 23,776

Outstanding Share Data

As of December 31, 2015 and 2014, the Company’s capital consisted of the following:

	December 31, 2015	December 31, 2014	Change

Common shares	130,188,775	129,365,076	823,699
Warrants	8,224,112	8,374,112	(150,000)
RSUs	1,072,898	659,964	412,934
Stock options	9,974,407	8,468,614	1,505,793

Fully diluted shares outstanding	149,460,192	146,867,766	2,592,426

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

	As at	As at
	December 31,	December 31,
	2013	2012
	$ (thousands)	$ (thousands)

Cash on deposit at banks	1,202	431
Money market funds	241	2,673

	1,443	3,104

Quarterly financial data (unaudited)(in thousands except for per share data)

2015
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 7,786	$ 8,491	$ 18,213	$ 7,387
Net income (loss) for the period	$ 591	$ (287)	$ 1,025	$ (2,124)

Loss per share – basic and diluted	$ -	$ -	$ 0.01	$ (0.02)

2014
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 6,637	$ 7,329	$ 9,236	$ 6,147
Net loss for the period	$ (2,497)	$ (3,500)	$ (804)	$ (1,948)

Loss per share – basic and diluted	$ (0.02)	$ (0.03)	$ (0.01)	$ (0.02)

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, deposits and restricted cash, which together totaled approximately $9.0 million at December 31, 2015.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  They bear interest at annual rates ranging from 0.18% to 0.40% and mature at various dates up to February 2, 2016.  These instruments are maintained at financial institutions in Canada and the United States.  Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation which leaves approximately $8.5 million at risk at December 31, 2015 should the financial institutions with which these amounts are invested be rendered insolvent.  We do not consider any of our financial assets to be impaired as of December 31, 2015.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due.

As at December 31, 2015,  our financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.8 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods from 3 months to 7 years and asset retirement obligations with estimated completion dates until 2033.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium.  We have ten uranium supply contracts with pricing fixed or based on inflation factors applied to a fixed base.  Additional future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for uranium has demonstrated a large range since January 2001.  Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $33.50 per pound as of February 25, 2016.

Transactions with Related Parties

During the fiscal years ended December 31, 2015 and 2014,  we did not participate in any reportable transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value.  Timely disclosure of such transactions is made as soon as reportable events arise.

Recent Accounting Pronouncements Adopted in the Year Ended December 31, 2015

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued.  We elected early adoption of this standard effective the second quarter of this year.  The impact on the current statements is to move $152 thousand from current deferred loan costs to offset the current portion of the long term debt and to move $615 thousand of deferred loan costs previously included in non-current assets to offset the long term portion of the notes payable as of December 31, 2015.  As at December 31, 2014, we moved $190 thousand of current deferred cost to offset the current portion of long-term debt and $716 thousand of non-current deferred loan costs to offset non-current notes payable.

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

In November 2015, the FASB issued ASU No. 2015-17,  Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes. This standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We are considering early adoption of this guidance as it is consistent with our current policies and not expected to have a material impact upon our financial condition.

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

As of December 31, 2015, the current and long term price of uranium was $34.23 and $44.00, respectively.  This compares to prices of $35.50 and $49.50 as of December 31, 2014. Other than as discussed earlier, management did not identify any impairment indicators for any of the Company’s mineral properties during the twelve months ended December 31, 2015.

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

In 2013, we acquired Pathfinder as a corporate entity.  In terms for the acquisition, there were no net operating losses or other tax attributes that carried forward to the Company with the acquisition.  In addition, the assets acquired had no tax basis within the corporation.  The seller also did not make the Sec. 338(h)(10) election to allow us to push the purchase price down to the asset level for tax purposes.  As a result, it was determined that the acquisition should not be treated as a business combination since Pathfinder was not a going concern.  A tax of $3.3 million was calculated as a potential liability of the acquisition and was recorded as a deferred tax liability and an increase in basis.  For accounting/reporting purposes, this value was added to the accounting basis in the assets acquired.  In addition, it was determined for the 2013 financials that the deferred tax liability (“DTL”) should not be netted with the company’s other deferred tax assets (“DTA”) and offset with the valuation allowance (“VA”) because at the time it could not be determined if the losses in Ur-Energy could safely be applied to reduce the Pathfinder DTL and the amount was determined to be indefinite lived.

In early 2015, we completed and filed the Shirley Basin PEA based on drilling data purchased as a part of the acquisition combined with gathered during the exploration / confirmation program undertaken in 2014.  After filing the Shirley Basin PEA, we have continued to do baseline and confirmation work at Shirley Basin and in late 2015 we submitted a permit application to the state of Wyoming to begin construction and operations at the project.  In early 2016, we anticipating filing the federal permit application with the Nuclear Regulatory Commission.

Based on the filing of those permits, we anticipate that we will be in a position to commence construction of a plant facility and the related wellfields within 5 to 6 years.  Once operations commence, the cost of the property will be amortized over the anticipated productive life of the property for accounting / reporting purposes.  It is anticipated that the anticipated unfavorable M-1 adjustment created by the amortization of these capitalized costs which are not allowable for tax purposes will be offset with Ur-Energy net operating loss carryforwards as the Pathfinder operations are included in the consolidated returns filed by Ur-Energy USA.   At this point, the asset now has an identifiable life and the associated DTL is available to offset the DTA recorded before the application of the valuation allowance.  We are therefore applying a portion of the valuation allowance to the DTL arising from the Pathfinder acquisition.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” following the signature page of this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2015, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting at December 31, 2015, has been audited by PricewaterhouseCoopers LLP, as stated in their report.

(c)Attestation Report of Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers and directors. The full text of the Code is available on our website at http://www.ur-energy.com/corporate-governance/.  We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016  Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  Exhibits, Financial statement schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2015	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2015	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Form of Warrant dated December 19, 2014	6-K	12/19/2014	99.1

10.1	Facility Agreement (RMB Australia Holdings Ltd)	6-K	7/03/2013

10.2	Second Facility Agreement (RMB Australia Holdings Ltd)	6-K	9/03/2013

10.3	Amendment and Restatement Agreement – Facility Agreement (RMB Australia Holdings Ltd)	6-K	9/03/2013

10.4	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.5	Second Amendment and Restatement Agreement – Facility Agreement (RMB Australia Holdings Ltd)	8-K	03/19/2015	10.1

10.7	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.8	Amended Share Purchase Agreement (Pathfinder Mines Corporation)	6-K	12/23/2013	10.1

10.8	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2014	10.7

10.9	Employment Agreement with Wayne W. Heili, as amended	10-K	3/3/2014	10.8

10.10	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.11	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.12	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.13	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.14	Employment Agreement with James A. Bonner	10-K	3/2/2015	10.14

10.15	Ur-Energy Inc. Amended and Restated Stock Option Plan	S-8	5/14/2013	4.1

10.16	Amended Restricted Share Unit Plan	8-K	3/27/2015	4.2

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2014	14.1

21.1	Subsidiaries of the Registrant	10-K	3/3/2014

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of TREC, Inc.				X

23.3	Consent of WWC Engineering				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

99.1	Location maps (1)	10-K	3/3/2014

(1)	Filed herewith under Items 1 and 2. Business and Properties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: February 26, 2016	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Acting Chief Executive Officer and Executive Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2016	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Acting Chief Executive Officer (Principal Executive Officer) and Executive Director

Date: February 26, 2016	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 26, 2016	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: February 26, 2016	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: February 26, 2016	By:	/s/ Paul Macdonell
Paul Macdonell
Director

Date: February 26, 2016	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: February 26, 2016	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders of Ur-Energy Inc.

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. (Ur-Energy or the Company) as of December 31, 2015 and December 31, 2014 and the related consolidated statements of operations and comprehensive loss, cash flows and shareholder’s equity for each of the years in the three-year period ended December 31, 2015. We also have audited Ur-Energy’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our integrated audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ur-Energy as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Ur-Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Other matter

As discussed in Note 3 to the consolidated financial statements, the company has changed its method of accounting for presentation of debt issuance cost related to a recognized debt liability in 2015, due to the early adoption of Accounting Standards Update ("ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.

Chartered Professional Accountants

/s/ PricewaterhouseCoopers LLP

Vancouver, British Columbia

February 26, 2016

Ur-Energy Inc.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents (note 4)	1,443	3,104
Accounts receivable	9	28
Inventory (note 5)	3,345	5,168
Prepaid expenses	916	856
	5,713	9,156
Restricted cash (note 6)	7,557	7,556
Mineral properties (note 7)	50,610	52,750
Capital assets (note 8)	30,788	32,993
Equity investment (note 9)	1,089	1,090
	90,044	94,389
	95,757	103,545
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 10)	4,567	4,532
Current portion of notes payable (note 11)	8,527	7,184
Accrued federal income tax	43	-
Environmental remediation accrual	86	85
	13,223	11,801
Notes payable (note 11)	23,937	32,477
Deferred income tax liability (note 12)	-	3,345
Asset retirement obligations (note 13)	26,061	23,445
Other liabilities - warrants (note 14)	35	376
	50,033	59,643
	63,256	71,444
Shareholders' equity (note 15)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 130,188,775 at December 31, 2015 and 129,365,076 at December 31, 2014	168,911	168,118
Warrants	4,175	4,175
Contributed surplus	14,632	14,250
Accumulated other comprehensive income	3,357	3,337
Deficit	(158,574)	(157,779)
	32,501	32,101
	95,757	103,545

The accompanying notes including the subsequent event note are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman	/s/ Thomas Parker

Ur-Energy Inc.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Year ended December 31,
	2015	2014	2013

Sales (note 16)	41,877	29,349	7,616
Cost of sales	(29,292)	(17,858)	(3,096)

Gross profit	12,585	11,491	4,520

Operating Expenses
Exploration and evaluation	(2,853)	(3,277)	(2,385)
Development	(5,358)	(7,672)	(18,465)
General and administrative	(5,715)	(6,541)	(5,592)
Accretion of asset retirement obligations (Note 13)	(515)	(497)	(27)
Write-off of investments	-	-	(1,006)
Write-off of mineral properties (Note 7)	-	(483)	(1,430)
Loss from operations	(1,856)	(6,979)	(24,385)

Interest expense (net)	(2,557)	(2,699)	(6,111)
Warrant mark to market adjustment (note 14)	307	946	-
Loss on equity investment (note 9)	(8)	(5)	(16)
Foreign exchange gain (loss)	(1)	(12)	164
Other income (loss)	5	-	(5)

Profit (loss) before income taxes	(4,110)	(8,749)	(30,353)
Income tax recovery (net) (note 12)	3,315	-	-
Net loss for the year	(795)	(8,749)	(30,353)

Loss per common share
Basic and diluted	(0.01)	(0.07)	(0.25)

Weighted average number of common shares outstanding
Basic and diluted	130,056,932	128,781,215	122,231,993

COMPREHENSIVE LOSS
Net loss for the year	(795)	(8,749)	(30,353)
Other Comprehensive loss, net of tax
Translation adjustment as of date of adoption of US$ as functional currency	-	-	(6,161)
Translation adjustment on foreign operations	20	39	(210)
Comprehensive loss for the year	(775)	(8,710)	(36,724)

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$
Balance, December 31, 2012	121,134,276	160,896	61	13,688	9,669	(118,677)	65,637

Exercise of stock options	377,927	420	-	(145)	-	-	275
Common shares issued for cash, net
of issue costs	4,709,089	3,396	-	-	-	-	3,396
Adjustment to beginning balances due to change in functional currency	-	-	-	-	(6,161)	-	(6,161)
Redemption of vested RSUs	338,451	499	-	(563)	-	-	(64)
Issuance of warrants	-	-	4,228	-	-	-	4,228
Cancellation of warrants	-	-	(114)	114	-	-	-
Common shares issued for royalty interest	1,000,000	763	-	-	-	-	763
Non-cash stock compensation	-	-	-	1,153	-	-	1,153
Net loss and comprehensive loss	-	-	-	-	(210)	(30,353)	(30,563)

Balance, December 31, 2013	127,559,743	165,974	4,175	14,247	3,298	(149,030)	38,664

Exercise of stock options	1,623,139	2,052	-	(705)	-	-	1,347
Common shares issued for cash, net
of issue costs - additional costs	-	(50)	-	-	-	-	(50)
Redemption of vested RSUs	182,194	142	-	(225)	-	-	(83)
Other capital contributions	-	-	-	5	-	-	5
Non-cash stock compensation	-	-	-	928	-	-	928
Net loss and comprehensive income	-	-	-	-	39	(8,749)	(8,710)

Balance, December 31, 2014	129,365,076	168,118	4,175	14,250	3,337	(157,779)	32,101

Exercise of stock options	608,531	626	-	(216)	-	-	410
Redemption of vested RSUs	215,168	167	-	(295)	-	-	(128)
Non-cash stock compensation	-	-	-	893	-	-	893
Net loss and comprehensive income	-	-	-	-	20	(795)	(775)

Balance, December 31, 2015	130,188,775	168,911	4,175	14,632	3,357	(158,574)	32,501

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Year ended December 31,
	2015	2014	2013

Cash provided by (used in)
Operating activities
Net loss for the year	(795)	(8,749)	(30,353)
Items not affecting cash:
Stock based expense	893	928	1,153
Depreciation and amortization	6,504	7,643	537
Non-cash interest expense	-	-	3,881
Accretion of asset retirement obligations	515	497	27
Amortization of deferred loan costs	177	7	-
Provision for reclamation	1	-	9
Write off of investments	-	-	1,006
Write-off of mineral properties	-	483	1,430
Gain on foreign exchange	-	-	(156)
Warrants mark to market gain (loss)	(307)	(946)	-
Gain (loss) on disposition of assets	(5)	-	1
Non-cash exploration costs	-	-	-
Other loss	8	3	18
Income tax recovery	(3,345)	-	-
RSUs redeemed for cash	(142)	(66)	(64)
Proceeds from assignment of sales contract	-	(2,508)	2,508
Change in non-cash working capital items:
Accounts receivable	19	5,772	(5,720)
Inventory	1,823	(3,115)	(1,433)
Prepaid expenses	125	252	(1,414)
Accounts payable and accrued liabilities	(131)	1,736	800
Accrued income taxes	30	-	-
	5,370	1,937	(27,770)

Investing activities
Mineral property costs	-	(65)	(5,319)
Purchase of short-term investments	-	-	-
Sale of short-term investments	-	-	6,593
Increase in restricted cash	(1)	(2,500)	(3,001)
Deposit for Pathfinder acquisition	-	-	-
Funding of equity investment	(8)	(7)	(9)
Payments to/from venture partner	-	-	-
Proceeds from sale of property and equipment	26	-	-
Purchase of capital assets	(77)	(436)	(23,990)
	(60)	(3,008)	(25,726)

Financing activities
Issuance of common shares and warrants for cash	-	-	5,482
Share issue costs	-	(50)	(238)
Proceeds from exercise of stock options	410	1,347	275
Proceeds from debt financing	-	5,000	75,100
Cost of debt financing	-	(135)	(403)
Repayment of debt	(7,374)	(3,585)	(36,425)
	(6,964)	2,577	43,791

Effects of foreign exchange rate changes on cash	(7)	(29)	(204)

Net change in cash and cash equivalents	(1,661)	1,477	(9,909)
Beginning cash and cash equivalents	3,104	1,627	11,536
Ending cash and cash equivalents	1,443	3,104	1,627
Total Interest paid	2,385	2,526	3

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

Due to the nature of the uranium mining methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards, the Company has not determined whether the properties contain mineral reserves. However, the Company’s January 19, 2016 NI 43-101 Technical Report on Lost Creek, “Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” as amended in non-substantive ways, February 8, 2016 (“Lost Creek PEA”) outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

2.Liquidity Risk

In February 2016, the Company raised $5.9 million (net of costs of $600 thousand) from the private placement of 12.9 million shares priced at $0.50 per share.  The rationale for raising funds was partially due to the timing of contracted deliveries and payment commitments in 2016.  The Company has relied primarily on cash flow from operations since deliveries from production commenced on a regular basis in 2014.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

 Exploration Stage

The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that the Company commenced recovery of uranium at the Lost Creek Project in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to potential impairment in the carrying value of the Company’s long-lived assets due to declining uranium prices or other internal or external factors, the fair value of stock-based compensation using the factors associated with the Black-Scholes calculations,  estimation of the amount of recoverable uranium included in the in-process inventory, estimation of factors surrounding asset retirement obligations such as interest rates, discount rates and inflation rates, total cost and the time until the asset retirement commences and the recovery of income taxes. Actual results could differ from those estimates.

Restricted cash

Cash which is restricted contractually or which secures various instruments including surety bonds and letters of credit securing reclamation obligations is shown as restricted cash.

Inventory

In-process inventory represents uranium that has been extracted from the wellfield and captured in the processing plant and is currently being transformed into a saleable product. Plant inventory is U3O8 that is contained in yellowcake, which has been dried and packaged in drums, but not yet shipped to the conversion facility. The amount of U3O8 in the plant inventory is determined by weighing and assaying the amount of U3O8 packaged into drums at the plant. Conversion facility inventory is U3O8 that has been shipped to the conversion

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

facility. The amount of U3O8 in the conversion facility inventory includes the amount of U3O8 contained in drums shipped to the conversion facility plus or minus any final weighing and assay adjustments per the terms of the uranium supplier’s agreement with the conversion facility.

The Company’s inventories are measured at the lower of cost or net realizable value and reflect the U3O8 content in various stages of the production and sales process including in-process inventory, plant inventory and conversion facility inventory. Operating supplies are expensed when purchased.

Mineral properties

Acquisition costs of mineral properties are capitalized. When production is attained, amortization is calculated on a straight-line basis. The original estimated life for the Lost Creek and Lost Creek Easts project was 10 years which is being used to amortize the mineral property acquisition costs.

If properties are abandoned or sold, they are written off. If properties are considered to be impaired in value, the costs of the properties are written down to their estimated fair value at that time.

Exploration, evaluation and development costs

Exploration and evaluation expenses consist of labor, annual exploration lease and maintenance fees and associated costs of the exploration geology department as well as exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

Revenue recognition

The recognition of revenue from the sale of U3O8 is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. The Company delivers U3O8  to a conversion facility and receives credit for the delivery quantity, measured in pounds, less a reserve for variances in the quality of the product delivered.  Once the product is assayed, the credit is adjusted to the full amount calculated. When a delivery is approved, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8  is confirmed by the conversion facility.

In 2013, the Company sold two years of delivery commitments to an independent trader. The proceeds were recorded as deferred revenue until the trader or purchaser acknowledged the deliveries had been made, at which time the portion of the sale relating to those deliveries were taken into sales revenue.  The final delivery was made, and the related revenue recognized, in 2014.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

The Company recognized an income tax recovery when it determined that is was more likely than not that they would be able to include Pathfinder as an operating property and be able to offset the estimated deferred tax liability created at acquisition with a portion of the deferred tax assets which have been subject to the valuation allowance.

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

Classification of financial instruments

The Company’s financial instruments consist of cash, short-term investments, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities, other liabilities and notes payable. The Company has made the following classifications for these financial instruments:

•	Cash, accounts receivable, restricted cash and deposits are recorded at amortized cost. Interest income is recorded using the effective interest rate method and is included in income for the period.
•	Accounts payable and accrued liabilities and notes payable are measured at amortized cost.
•	Other liabilities, which relate to the derivative on the warrant issued in U.S. dollars, are adjusted to the market value at the end of each reporting period.

New accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued.  We elected early adoption of this standard effective the second quarter of 2015.  The impact on the current statements is to move $190 of current deferred cost to offset the current portion of long-term debt and $716 of non-current deferred loan costs to offset non-current notes payable.  See note 11.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11,  Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore, the amendments in ASU 2015-11 will become required for us as of the beginning of our 2017 fiscal year. We are considering early adoption of this guidance as it is consistent with our current policies and not expected to have a material impact upon our financial condition or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." This standard requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. We are considering early adoption of this guidance as it is consistent with our current policies and not expected to have a material impact upon our financial condition.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

4.Cash and cash equivalents

The Company’s cash and cash equivalents consists of the following:

	As of December 31,
	2015	2014
	$	$
Cash on deposit at banks	1,202	431
Money market funds	241	2,673

	1,443	3,104

5.Inventory

The Company’s inventory consists of the following:

	As of December 31,
	2015	2014
	$	$
In-process inventory	994	2,084
Plant inventory	742	882
Conversion facility inventory	1,609	2,202

	3,345	5,168

As of December 31, 2015, there was no inventory carried at excess of net realizable value.  The cost of inventory is recognized as an expense when sold and included in “cost of sales”.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Restricted Cash

The Company’s restricted cash consists of the following:

	As of December 31,
	2015	2014
	$	$

Money market account (a)	7,457	7,456
Certificates of deposit	100	100

	7,557	7,556

(a)

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, United States Department of the Interior and United States Nuclear Regulatory Commission. The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27,881 of coverage towards specific reclamation obligations are collateralized by $7,444 of the restricted cash at December 31, 2015.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US	Canadian
	Property	Mines	Properties	Properties	Total
	$	$	$	$	$

Balance, December 31, 2013	23,686	15,317	13,210	489	52,702

Acquisition costs	8	42	-	-	50
Change in estimated reclamation costs (Note 13)	-	5,669	-	-	5,669
Reporting exchange rate adjustment	-	-	-	(6)	(6)
Property write-offs	-	-	-	(483)	(483)
Amortization	(5,182)	-	-	-	(5,182)

Balance, December 31, 2014	18,512	21,028	13,210	-	52,750

Change in estimated reclamation costs (Note 13)	2,391	(290)	-	-	2,101
Amortization	(4,241)	-	-	-	(4,241)

Balance, December 31, 2015	16,662	20,738	13,210	-	50,610

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

In April 2013, the Company executed a royalty purchase agreement with the royalty holder who owned the only private royalty reserved on the Lost Creek Project. The 1.67% royalty had existed with respect to production of uranium on 20 mining claims at the Lost Creek Project. The Company issued one million common shares of the Company with a fair value of $763 in full consideration of the conveyance and termination of the royalty interest. There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. There are no royalties on the mining claims in the LC North or LC West Projects.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

Other U.S. properties

The other US properties includes the acquisition cost of several potential mineralized properties including the Lost Soldier Project.  The Company continues to maintain those properties through claim payments, lease payments, insurance and other holding costs in anticipation of future exploration efforts.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	December 31, 2015			December 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,819	3,179	640	3,878	2,852	1,026
Enclosures	32,987	3,578	29,409	32,968	1,927	31,041
Machinery and equipment	1,031	507	524	992	426	566
Furniture, fixtures and leasehold improvements	119	92	27	119	81	38
Information technology	1,111	923	188	1,119	797	322

	39,067	8,279	30,788	39,076	6,083	32,993

In August 2013, the Company received permission from the NRC to begin production at the Lost Creek facility. At that time, the Company reclassified its construction in progress assets to enclosures as well as machinery and equipment.

Total depreciation expense was $6.5 million, $7.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

9.Equity Investment

Following its earn-in to The Bootheel Project, LLC in 2009, Jet Metals Corp, was required to fund 75% of the project’s expenditures and the Company the remaining 25%. The project has been accounted for using the equity accounting method with the Company’s proportionate share of the project’s loss included in the Consolidated Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Consolidated Balance Sheet. Under the terms of the agreement, the Company elected not to participate financially for the project’s financial year ended March 31, 2012 which reduced the Company’s ownership percentage to 19.1%. The equity accounting method has been continued because the Company has an equal number of members on the management committee as the other member and can directly influence the budget, expenditures and operations of the project.

At December 31, 2015, the Company performed an impairment analysis based on the mineralization at the Bootheel property and the current spot price.  It determined that no impairment was warranted.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

10.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As of December 31,
	2015	2014
	$	$
Accounts payable	1,402	1,503
Severance and ad valorem tax payable	1,992	1,947
Payroll and other taxes	1,173	1,082

	4,567	4,532

11.Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021. The State Bond Loan is collateralized by all of the assets at the Lost Creek Project. As a condition of the financing, earlier loan facilities with RMB Australia Holding Ltd (“RMB”) together with certain construction equipment loans were paid off with the funding proceeds from the State Bond Loan.

On June 24, 2013, the Company entered into a $20.0 million First Loan Facility with RMB. The initial $20.0 million was drawn and repaid during 2013. An amendment to the First Loan Facility allowed for $5.0 million to be redrawn. This was done on December 19, 2013 for the acquisition of Pathfinder. On March 14, 2014, the loan was amended to change the interest rate, extend the loan maturity date to March 31, 2016 and increase the current loan to $10.0 million which included a line of credit of $3.5 million following the completion and results of a Technical Report (NI 43-101) on the newly acquired Shirley Basin Project. On March 14, 2014, the Company also drew down an additional $1.5 million on its First Loan Facility.  On September 19, 2014, the Company drew down the $3.5 million line of credit. The amended interest rate is approximately 8.75%. Principal payments of $0.81 million are due quarterly.  On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms.  This was considered a modification for accounting purposes.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of September 30, 2015 are considered current.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

The current and long-term deferred loan fees have been offset against the related liabilities in accordance with recently approved ASU 2015-03 which we have elected to adopt early in these financial statements (see note 3).  Interest expense in 2013 includes a loss of $5.7 million from the early extinguishment by the State Bond Loan of the earlier RMB loan facilities due to the write-off of unamortized deferred financing costs.

The following table lists the current and long term portion of each of the Company’s debt instruments at December 31, 2015 and December 31, 2014:

	As at	As at
	December 31, 2015	December 31, 2014
Current debt
Sweetwater County Loan	4,367	4,124
RMB First Loan Facility	4,312	3,250
	8,679	7,374

Less deferred financing costs	(152)	(190)

	8,527	7,184

Long term debt
Sweetwater County Loan	24,514	28,881
RMB First Loan Facility	-	4,312
	24,514	33,193

Less deferred financing costs	(577)	(716)
	23,937	32,477

Schedule of payments on outstanding debt as of December 31, 2015:

Debt	Total	2016	2017	2018	2019	2020	Subsequent	Maturity
Sweetwater County Loan
Principal	28,881	4,367	4,623	4,895	5,183	5,487	4,326	October 1, 2021
Interest	5,242	1,568	1,311	1,039	752	447	125

RMB First Loan Facility
Principal	4,312	4,312	-	-	-	-	-	December 31, 2016
Interest	239	239	-	-	-	-	-

Total	38,674	10,486	5,934	5,934	5,935	5,934	4,451

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

12.Income Taxes

A reconciliation of income taxes at the statutory Canadian income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year ended December 31,
	2015	2014	2013
	$	$	$
Loss before income taxes	(4,110)	(8,749)	(30,353)

Statutory rate	26.50%	26.50%	26.50%
Expected recovery of income tax	(1,089)	(2,318)	(8,044)
Effect of foreign tax rate differences	(212)	(619)	(3,247)
Non-deductible amounts	57	106	108
Effect of changes in enacted future rates	76	65	(286)
Effect of change in foreign exchange rates	(155)	(186)	(161)
Effect of stock based compensation	-	-	159
Change in valuation allowance	(1,992)	2,952	11,471
	(3,315)	-	-
Recovery of deferred income taxes	(3,345)	-	-
	30	-	-

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As at December 31,
	2015	2014	2013
	$	$	$
Future income tax assets
Deferred tax assets	8,386	8,074	8,337
Net operating loss carry forwards	41,647	42,251	39,432
Less: valuation allowance	(50,033)	(50,325)	(47,769)

	-	-	-

Future income tax liabilities
Mineral properties	-	3,345	3,345

Net deferred tax liability	-	3,345	3,345

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Based upon the level of historical taxable loss, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2015 and 2014.  No deferred tax assets are therefore recognized at this point.

Income tax recovery (expense)	2015	2014	2013
	$	$	$
Recovery of deferred tax liability stemming from Pathfinder acquisition	3,345	-	-
Current income tax expense	(30)	-	-

	3,315	-	-

In 2013, we acquired Pathfinder as a corporate entity.  In terms for the acquisition, there were no net operating losses or other tax attributes that carried forward to the Company with the acquisition.  In addition, the assets acquired had no tax basis within the corporation.  The seller also did not make the Sec. 338(h)(10) election to allow us to push the purchase price down to the asset level for tax purposes.  As a result, it was determined that the acquisition should not treated as a business combination since Pathfinder was not a going concern.  A tax of $3.3 million was calculated as a potential liability of the acquisition and was recorded as a deferred tax liability and an increase in basis.  For accounting/reporting purposes, this value was added to the accounting basis in the assets acquired.  In addition, it was determined for the 2013 financials that the deferred tax liability (“DTL”) should not be netted with the company’s other deferred tax assets (“DTA”) and offset with the valuation allowance (“VA”) because at the time it could not be determined if the losses in Ur-Energy could safely be applied to reduce the Pathfinder DTL and the amount was determined to be indefinite lived.

In early 2015, we completed and filed the Shirley Basin PEA based on drilling data purchased as a part of the acquisition combined with gathered during the exploration / confirmation program undertaken in 2014.  After filing the Shirley Basin PEA, we have continued to do baseline and confirmation work at Shirley Basin and in late 2015 we submitted a permit application to the state of Wyoming to begin construction and operations at the project.  In early 2016, we anticipating filing the federal permit application with the Nuclear Regulatory Commission.

The current income tax accrual and related expense is due to federal alternative minimum tax which limits the amount of net operating loss.

As of December 31, 2015, the Company had the following net operating loss carryforwards available:

Income tax loss carry forwards
Canadian (expiring 2016 - 2036)	$ 30,597
United States (expiring 2025 - 2035)	$ 92,971

The Company follows a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions taken or expected to be taken on a tax return. Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

There are open statutes of limitations for tax authorities in the U.S., Canada and state jurisdictions to audit the Company’s tax returns for the years ended December 31, 2012, 2013 and 2014.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations. There have been no income tax related interest or penalties assessed or recorded.

Other comprehensive loss was not subject to income tax effects and is therefore shown net of taxes.

13.Asset Retirement Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.1% to 3.2%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mine, processing plant, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2015, the total undiscounted amount of the future cash needs was estimated to be $14.6 million. The schedule of payments required to settle the ARO liability extends through 2033.

Asset retirement obligations for the Pathfinder properties are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates of 2.16% to 3.0%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2015, the total undiscounted amount of the future cash needs was estimated to be $12.4 million. The schedule of payments required to settle the ARO liability extends through 2033.

The undiscounted future cash needs are based on information provided to the State of Wyoming in conjunction with annual reclamation bonding renewals.  Increases in the estimated future cash needs are normally based on increased disturbances projected for the upcoming year.  In 2015, there was a small increase in the estimated liability on the Lost Creek Project.

In 2014, the Company submitted their initial report to the state since acquiring the Pathfinder properties.  The total estimated liability was significantly greater than what had been reflected on the Pathfinder financial statements at of the date of the acquisition in 2013.  As a result, the estimated liability was revised in 2014 to reflect the estimates calculated by Company personnel.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash as discussed in note 6 is related to surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

	Year ended	Year ended
	December 31, 2015	December 31, 2014

	$	$
Beginning of period	23,445	17,279
Change in estimated liability	2,101	5,669
Accretion expense	515	497

End of period	26,061	23,445

14.Other Liabilities

The Company completed a private placement in December 2013. In connection with this, the Company issued units consisting of one common share and one half warrants. The warrants are priced at US$1.35 which created a non-hedging derivative financial instrument. The liability created is adjusted to a calculated fair value quarterly using the Black-Scholes technique described in note 15 as there is no active market for the warrants. Any income or loss is reflected in net income for the year. The revaluation resulted in a gain of $307 and $946 for the years ended December 31, 2015 and 2014, respectively.

15.Shareholders’ Equity and Capital Stock

Common share issuances

During the year ended December 31, 2015, the Company exchanged 215,168 common shares for vested Restricted Share Units (“RSUs”). In addition, 608,531 stock options were exercised for proceeds of $0.4 million.

During the year ended December 31, 2014, the Company exchanged 182,194 common shares for vested RSUs. In addition, 1,623,139 stock options were exercised for proceeds of $1.3 million.

During the year ended December 31, 2013, the Company exchanged 338,451 common shares for vested RSUs. In addition, 377,927 stock options were exercised for proceeds of $0.3 million.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

consultants of the Company. Under the terms of the Option Plan, stock options generally vest with Option Plan participants as follows: 10% at the date of grant; 22% four and one-half months after grant; 22% nine months after grant; 22% thirteen and one-half months after grant; and the balance of 24% eighteen months after the date of grant.

Activity with respect to stock options is summarized as follows:

		Weighted-
	Options	average
	#	exercise price
		US$

Outstanding, December 31, 2012	8,511,722	1.32

Granted	1,876,670	1.07
Exercised	(377,927)	0.79
Forfeited	(31,806)	0.78
Expired	(705,000)	1.69

Outstanding, December 31, 2013	9,273,659	1.19

Granted	1,136,776	0.93
Exercised	(1,623,139)	0.83
Forfeited	(303,612)	1.45
Expired	(15,070)	0.82

Outstanding, December 31, 2014	8,468,614	1.12

Granted	2,384,052	0.67
Exercised	(608,531)	0.66
Forfeited	(258,918)	1.09
Expired	(10,810)	0.64

Outstanding, December 31, 2015	9,974,407	0.88

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the year ended December 31, 2015 was $0.6 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2015, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
US$	of options	life (years)	US$	of options	life (years)	US$	Expiry
			(thousands)			(thousands)

2.07	1,172,648	0.1	-	1,172,648	0.1	-	January 28, 2016
1.13	545,000	0.5	-	545,000	0.5	-	July 7, 2016
0.85	615,238	0.7	-	615,238	0.7	-	September 9, 2016
0.84	200,000	0.8	-	200,000	0.8	-	October 24, 2016
0.66	897,769	1.0	-	897,769	1.0	-	January 12, 2017
1.00	200,000	1.1	-	200,000	1.1	-	February 1, 2017
0.85	100,000	1.2	-	100,000	1.2	-	March 1, 2017
0.55	1,243,265	1.9	96	1,243,265	1.9	96	December 7, 2017
0.56	559,358	2.3	38	559,358	2.3	38	April 25, 2018
0.90	100,000	2.6	-	100,000	2.6	-	August 1, 2018
0.87	904,164	3.0	-	904,164	3.0	-	December 27, 2018
1.21	100,000	3.2	-	100,000	3.2	-	March 31, 2019
0.74	970,971	3.9	-	564,382	3.9	-	December 12, 2019
0.82	200,000	4.4	-	64,000	4.4	-	May 29, 2020
0.62	824,296	4.6	14	84,235	4.6	1	August 17, 2020
0.58	1,341,698	4.9	69	134,170	4.9	7	December 11, 2020

0.88	9,974,407	2.4	217	7,484,229	1.7	142

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn $0.89 as of the last trading day in the year ended December 31, 2015, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of December 31, 2015 was 3,968,617. The total number of in-the-money stock options exercisable as of December 31, 2015 was 2,021,028.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The plan was approved most recently on April 29, 2013, and amendments to the plan were approved by the shareholders on May 28, 2015.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU Plan include directors and employees, including officers, of the Company. Under the terms of the RSU Plan, RSUs vested with participants as follows: 50% on the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.  In March 2015, the Board approved amendments to the plan that (a) extend the redemption period so that, going forward, all RSUs vest 100% on the second anniversary of the date of the grant; (b) provide for redemption, instead of cancellation, of outstanding RSUs at the date of redemption for retiring directors and executive officers, which is defined as a threshold of combined service and age of 65 years, and a minimum of five years of service to the Company; and (c) update the RSU Plan for compliance with applicable laws. The amendments were approved and ratified by shareholder vote on May 28, 2015.

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		US$
Unvested, December 31, 2012	826,425	1.15

Granted	273,834	1.23
Vested	(402,581)	1.89
Forfeited	(6,068)	0.78

Unvested, December 31, 2013	691,610	0.90

Granted	259,192	1.20
Vested	(527,407)	0.74
Forfeited	(43,960)	0.92

Unvested, December 31, 2014	379,435	0.89

Granted	795,592	0.83
Vested	(286,223)	0.91
Forfeited	(28,709)	0.85

Unvested, December 31, 2015	860,095	0.82

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2015, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	Intrinsic
	unvested	life	Value
Grant date	RSUs	(years)	US$
			(thousands)
December 12, 2014	110,485	0.95	71
March 13, 2015	233,608	1.20	150
August 17, 2015	205,570	1.63	132
December 11, 2015	310,432	1.95	199

	860,095	1.33	552

As of December 31, 2015, 212,803 RSUs had been vested but not redeemed.  In January 2016, 197,374 were redeemed for common shares while the balance of 15,429 were retained and not redeemed to pay the related taxes due on redemption.

As of December 31, 2014, 280,529 RSUs had been vested but not redeemed.  In January 2015, 215,168 were redeemed for common shares while the balance of 65,361 were retained and not redeemed to pay the related taxes due on redemption.

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

On December 19, 2013, the Company issued 2,354,545 warrants to purchase stock at $1.35 per share in connection with the sale of private placement units (see note 14). The balance of the warrants were issued in Canadian dollars and have been converted to their US$ equivalent for presentation purposes. The First Loan Facility accounts for the remainder of the warrants issued during 2013 (see note 11).

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants is summarized as follows:

	Number	Weighted-
	of	average
	Warrants	exercise price
		US$
Outstanding, December 31, 2012	150,000	0.82

Granted	9,774,512	0.92
Cancelled	(1,550,400)	0.90

Outstanding, December 31, 2013	8,374,112	0.92

Outstanding, December 31, 2014	8,374,112	1.20

Expired	(150,000)	0.89

Outstanding, December 31, 2015	8,224,112	1.00

As of December 31, 2015, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
US$	of warrants	life (years)	US$	Expiry
			(thousands)

0.93	25,000	0.2	-	March 5, 2016
1.35	2,354,545	1.0	-	December 19, 2016
1.12	4,294,167	2.5	-	June 24, 2018
1.17	1,550,400	2.7	-	August 27, 2018

1.00	8,224,112	2.1	-

Share-based compensation expense

Stock-based compensation expense was $0.9 million, $0.9 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was approximately $0.7 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.6 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.2 years and 1.5 years, respectively.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Cash received from stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $1.3 million and $0.3 million, respectively.

Fair Value Calculations

The initial fair value of RSUs, options and warrants granted during the years ended December 31, 2015, 2014 and 2013 was determined using the Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013

Expected option life (years)	3.6-3.67	3.49-3.56	3.41-3.51
Expected volatility	55-57%	61-66%	61-66%
Risk-free interest rate	0.5-0.7%	1.1-1.4%	0.9-1.4%
Forfeiture rate (options)	4.9-5.0%	4.5-4.7%	4.2-4.4%
Forfeiture rate (RSUs)	7.2-8.3%	7.7%	12.5-22.3%
Expected dividend rate	0%	0%	0%

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

The fair value used for the RSUs issued in 2015 ranged from CAD $0.80 to CAD $1.22 while the RSUs issued in December 2014 and December 2013 were $0.96 and $1.20 per unit, respectively which was the closing price of the stock on the TSX as of the trading days immediately preceding the grant dates.

16.Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. In 2013, the Company also sold its 2013 and 2014 deliveries under two of its contracts to a third party trader. The income was recognized in the years in which the respective deliveries were completed.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue consists of:

	Year ended December 31,
	2015		2014
	$		$
Sale of produced inventory
Company A	10,674	25.5%	-	0.0%
Company B	6,671	15.9%	9,199	31.3%
Company C	6,518	15.6%	7,197	24.5%
Company D	6,098	14.6%	10,123	34.5%
	29,961	71.5%	26,519	90.4%
Sales of purchased inventory
Company E	11,846	28.4%	-	0.0%

Total sales of inventory	41,808	99.8%	26,519	90.4%

Disposal fee income	69	0.2%	323	1.1%
Recognition of gain from sale of deliveries under assignment	-	0.0%	2,507	8.5%

	41,877	100.0%	29,349	100.0%

17.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. They bear interest at annual rates ranging from 0.18% to 0.4% and mature at various dates up to February 5, 2017. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $8.5 million at risk at December 31, 2015 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2015.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

As at December 31, 2015, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.8 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 7 years, and asset retirement obligations with estimated completion dates until 2033.

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

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a $0.6 million impact for the year ended December 31, 2015. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

18.Commitments

Under the terms of its operating lease for vehicles and the office premises in Casper, Wyoming, the Company is committed to minimum annual lease payments as follows:

Year ended December 31,	$
2016	388
2017	288
2018	188
2019 and thereafter	-
864

Rent expense under these agreements was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Principal payments required under debt agreements are as follows:

Year ended:
December 31, 2016	8,679
December 31, 2017	4,623
December 31, 2018	4,895
December 31, 2019	5,183
December 31, 2020	5,487
Future years	4,326
33,193

Off Take Sales Agreements

As of December 31, 2015, we have ten off take sales agreements with various U.S. utilities. These agreements were completed between 2012 and 2015 for deliveries between 2016 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2016	662,000 pounds
2017	600,000 pounds
2018	500,000 pounds
2019	600,000 pounds
2020	450,000 pounds
2021	250,000 pounds

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2015

(expressed in thousands of U.S. dollars unless otherwise indicated)

19.Other items not affecting cash flow

	Year ended December 31,
	2015	2014	2013
	$	$	$
Non-cash financing and investing activities:
Common shares issued for properties	—	—	783

20.  Subsequent events

In February 2016, the Company raised $5.9 million (net of costs of $600 thousand) from the bought deal financing of 12.9 million shares priced at $0.50 per share.