Form 10-Q
period 2016-03-31
UR-ENERGY INC
filed 2016-05-06
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 333-193316

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of May 5, 2016, there were 143,440,573 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate,” "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain steady state operations at Lost Creek; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for recovery from LC East and the KM horizon; (iv) the outcome and impact of ongoing regulatory rulemaking and other changes in regulation and/or legislation; (v) the ability to complete additional favorable uranium sales agreements including spot sales if production is available and the market warrants; (vi) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (vii) the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (viii) the timing and outcome of applications for regulatory approval to build and operate an ISR mine at Shirley Basin; (ix) the outcome of our forecasts and production projections; and (x) the continuing and long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections. These other factors include, among others, the following: future estimates for production, production ramp-up and operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” and under the heading of “Risk Factors” in our Annual Report on Form 10-K, dated February 26, 2016.

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

Canadian standards, including NI 43-101, differ significantly from the requirements of the United States Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resource” does not equate to the term “‘reserves,” Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources,” “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with United States standards.

NI 43-101 Review of Technical Information: James A. Bonner, Ur-Energy Vice President Geology, P.Geo. and SME Registered Member, and Qualified Person as defined by National Instrument 43-101, reviewed and approved the technical information contained in this Annual Report.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents (note 3)	7,317	1,443
Accounts receivable	12	9
Inventory (note 4)	5,934	3,345
Prepaid expenses	1,101	916
	14,364	5,713
Restricted cash (note 5)	7,557	7,557
Mineral properties (note 6)	50,050	50,610
Capital assets (note 7)	30,349	30,788
Equity investment (note 8)	900	1,089
	103,220	95,757
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	5,679	4,567
Current portion of notes payable (note 10)	7,520	8,527
Accrued federal income tax	-	43
Deferred revenue (note 11)	5,085	-
Environmental remediation accrual	86	86
	18,370	13,223

Notes payable (note 10)	22,836	23,937
Asset retirement obligations (note 12)	26,344	26,061
Other liabilities - warrants	5	35
	67,555	63,256
Shareholders' equity (note 13)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 143,440,573 at March 31, 2016 and 130,188,775 at December 31, 2015	174,874	168,911
Warrants	4,109	4,175
Contributed surplus	14,636	14,632
Accumulated other comprehensive income	3,609	3,357
Deficit	(161,563)	(158,574)
	35,665	32,501
	103,220	95,757

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended March 31,
	2016	2015

Sales (note 14)	2,714	7,387
Cost of sales	(1,855)	(5,390)

Gross profit	859	1,997

Operating Expenses
Exploration and evaluation	(855)	(685)
Development	(549)	(1,029)
General and administrative	(1,365)	(1,517)
Accretion of asset retirement obligations (note 12)	(133)	(126)

Loss from operations	(2,043)	(1,360)

Interest expense (net)	(554)	(688)
Warrant mark to market adjustment	31	(77)
Write-off of equity investments (note 8)	(189)	-
Foreign exchange loss	(272)	1
Other income	38	-
Net loss for the period	(2,989)	(2,124)

Loss per common share
Basic and diluted	(0.02)	(0.02)

Weighted average number of common shares outstanding
Basic and diluted	136,472,421	129,709,518

COMPREHENSIVE LOSS
Net loss for the period	(2,989)	(2,124)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	252	26
Comprehensive loss for the period	(2,737)	(2,098)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2015	130,188,775	168,911	4,175	14,632	3,357	(158,574)	32,501

Exercise of stock options	16,620	13	-	(4)	-	-	9
Common shares issued for cash, net
of $766 of issue costs	12,921,000	5,694	-	-	-	-	5,694
Redemption of vested RSUs	314,178	256	-	(267)	-	-	(11)
Expiry of warrants	-	-	(66)	66	-	-	-
Non-cash stock compensation	-	-	-	209	-	-	209
Net loss and comprehensive income	-	-	-	-	252	(2,989)	(2,737)

Balance, March 31, 2016	143,440,573	174,874	4,109	14,636	3,609	(161,563)	35,665

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2016	2015

Cash provided by (used in)
Operating activities
Net loss for the period	(2,989)	(2,124)
Items not affecting cash:
Stock based expense	209	188
Depreciation and amortization	1,257	1,862
Accretion of asset retirement obligations	133	126
Amortization of deferred loan costs	37	7
Write off of investments	189	-
Warrants mark to market gain (loss)	(31)	77
Gain on disposition of assets	(37)	-
RSUs redeemed to pay withholding	(9)	(59)
Proceeds from assignment of sales contract	5,085	-
Change in non-cash working capital items:
Accounts receivable	(4)	15
Inventory	(2,590)	465
Prepaid expenses	(72)	60
Accounts payable and accrued liabilities	697	11
Accrued income taxes	30	-
	1,905	628

Investing activities
Proceeds from sale of property and equipment	58	-
Purchase of capital assets	(70)	(24)
	(12)	(24)

Financing activities
Issuance of common shares and warrants for cash	6,461	-
Share issue costs	(608)	-
Proceeds from exercise of stock options	9	302
Repayment of debt	(2,147)	(1,822)
	3,715	(1,520)

Effects of foreign exchange rate changes on cash	266	(6)

Net change in cash and cash equivalents	5,874	(922)
Beginning cash and cash equivalents	1,443	3,104
Ending cash and cash equivalents	7,317	2,182

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company was continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage mining company, as defined by United States Securities and Exchange Commission (“SEC”) Industry Guide 7, headquartered in Littleton, Colorado.  The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development and production of uranium mineral resources located primarily in Wyoming. As of August 2013, the Company commenced uranium production at its Lost Creek Project in Wyoming.

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

2.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of generally accepted accounting principles for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2015. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by United States generally accepted accounting principles (US GAAP) have been condensed or omitted.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued.  We elected early adoption of this standard effective the second quarter of 2015.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted.  We are assessing the impact this pronouncement may have on our financial reporting.

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us beginning in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09,  Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	March 31, 2016	December 31, 2015
	$	$
Cash on deposit at banks	7,075	1,202
Money market funds	242	241

	7,317	1,443

4.Inventory

The Company’s inventory consists of the following:

	As at
	March 31, 2016	December 31, 2015
	$	$
In-process inventory	977	994
Plant inventory	569	742
Conversion facility inventory	4,388	1,609

	5,934	3,345

As of March 31, 2016, there was no inventory on hand with costs in excess of net realizable value.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	March 31, 2016	December 31, 2015
	$	$

Money market account (a)	7,457	7,457
Certificates of deposit	100	100

	7,557	7,557

(a) The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.8 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at March 31, 2016.

6.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2015	16,662	20,738	13,210	50,610

Change in estimated reclamation costs (Note 12)	338	(188)	-	150
Amortization	(710)	-	-	(710)

Balance, March 31, 2016	16,290	20,550	13,210	50,050

Lost Creek Property

The Company acquired certain Wyoming properties in 2005 when Ur-Energy USA Inc. purchased 100% of NFU Wyoming, LLC.  Assets acquired in this transaction include the Lost Creek Project, other Wyoming properties and development databases.  NFU Wyoming, LLC was acquired for aggregate consideration of $20 million plus interest.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Since 2005, the Company has increased its holdings adjacent to the initial Lost Creek acquisition through staking additional claims and additional property purchases and leases.

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. Currently, there are no royalties on the mining claims in the Lost Creek, LC North or LC West Projects.

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

7.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	March 31, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,561	3,021	540	3,819	3,179	640
Enclosures	32,991	3,991	29,000	32,987	3,578	29,409
Machinery and equipment	1,156	527	629	1,031	507	524
Furniture, fixtures and leasehold improvements	119	94	25	119	92	27
Information technology	1,110	955	155	1,111	923	188

	38,937	8,588	30,349	39,067	8,279	30,788

8.Equity Investment

Following its earn-in to the Bootheel Project in 2009, Jet Metals Corp was required to fund 75% of the project’s expenditures and the Company the remaining 25%. The project has been accounted for using the equity accounting method with the Company’s pro rata share of the project’s loss included in the Statement of Operations since the date of earn-in and the Company’s net investment reflected on the Balance Sheet. Under the terms of the operating agreement, the Company elected not to participate financially for the year ended September 30, 2012 which reduced

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

the Company’s ownership percentage to approximately 19%. The equity accounting method has been continued because the Company has an equal number of members on the management committee as the other member and can directly influence the budget, expenditures and operations of the project.

In March 2016, the Company performed an impairment analysis based on the mineralization at the Bootheel property and the current spot price.  It determined that an impairment reflecting the then current spot price was warranted which is reflected as a $189 thousand decrease in the investment.

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	March 31, 2016	December 31, 2015
	$	$
Accounts payable	2,510	1,402
Severance and ad valorem tax payable	1,638	1,992
Payroll and other taxes	1,531	1,173

	5,679	4,567

10.Notes Payable

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

On March 14, 2014, the Company modified a loan facility with RMB to include a $3.5 million line of credit. On October 15, 2015, the loan was amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest at a rate of approximately 8.75%.  This was considered a modification for accounting purposes.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of March 31, 2016 are considered current.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current (within 12 months) and long term portion of each of the Company’s debt instruments:

	As at
	March 31, 2016	December 31, 2015
	$	$
Current debt
Sweetwater County Loan	4,430	4,367
RMB First Loan Facility	3,234	4,312
	7,664	8,679

Less deferred financing costs	(144)	(152)
	7,520	8,527

Long term debt
Sweetwater County Loan	23,383	24,514
RMB First Loan Facility	-	-
	23,383	24,514

Less deferred financing costs	(547)	(577)
	22,836	23,937

Schedule of payments on outstanding debt as of March 31, 2016:

Debt	Total	2016	2017	2018	2019	2020	Subsequent	Maturity
	$	$	$	$	$	$	$
Sweetwater County Loan
Principal	27,766	3,252	4,623	4,895	5,183	5,487	4,326	October 1, 2021
Interest	4,873	1,199	1,311	1,039	752	447	125

RMB First Loan Facility
Principal	3,234	3,234	-	-	-	-	-	December 31, 2016
Interest	150	150	-	-	-	-	-

Total	36,023	7,835	5,934	5,934	5,935	5,934	4,451

11.Deferred Revenue

In March 2016, the Company assigned its contractual delivery obligations under two of its sales contracts which are scheduled for later in 2016 to a natural resources trading company in exchange for a cash payment of $5.1 million.  The remainder of the Company’s contractual obligations under the two contracts remain in place.  The Company will reflect the payment as revenue when the related deliveries under the contracts are settled.  As of March 31, 2016, the deliveries were not due and had not been made.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

12.Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek mine and Pathfinder project and are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period discounted at a risk-free rate. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs.

At March 31, 2016, the total undiscounted amount of the future cash needs was estimated to be $27.2 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 5 is related to the surety bonds which provide security to the related governmental agencies on these obligations.

	As at
	March 31, 2016	December 31, 2015

	$	$
Beginning of period	26,061	23,445
Change in estimated liability	150	2,101
Accretion expense	133	515

End of period	26,344	26,061

13.Shareholders’ Equity and Capital Stock

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
	Options	average
	#	exercise price
		US$

Balance, December 31, 2015	9,974,407	0.88

Exercised	(16,620)	0.56
Forfeited	(48,732)	0.64
Expired	(1,172,648)	2.09

Outstanding, March 31, 2016	8,736,407	0.72

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the three months ended March 31, 2016 was $0.2 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2016, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average	Aggregate		average	Aggregate
Exercise		remaining	Intrinsic		remaining	Intrinsic
price	Number	contractual	Value	Number	contractual	Value
US$	of options	life (years)	US$	of options	life (years)	US$	Expiry
			(thousands)			(thousands)

1.21	545,000	0.3	-	545,000	0.3	-	July 7, 2016
0.90	615,238	0.4	-	615,238	0.4	-	September 9, 2016
0.89	200,000	0.6	-	200,000	0.6	-	October 24, 2016
0.70	897,769	0.8	-	897,769	0.8	-	January 12, 2017
1.07	200,000	0.8	-	200,000	0.8	-	February 1, 2017
0.91	100,000	0.9	-	100,000	0.9	-	March 1, 2017
0.59	1,230,319	1.7	-	1,230,319	1.7	-	December 7, 2017
0.59	554,569	2.1	-	554,569	2.1	-	April 25, 2018
0.96	100,000	2.3	-	100,000	2.3	-	August 1, 2018
0.93	904,164	2.7	-	904,164	2.7	-	December 27, 2018
1.30	100,000	3.0	-	100,000	3.0	-	March 31, 2019
0.79	958,194	3.7	-	750,616	3.7	-	December 12, 2019
0.88	200,000	4.2	-	108,000	4.2	-	May 29, 2020
0.66	810,801	4.4	-	263,135	4.4	-	August 17, 2020
0.62	1,320,353	4.7	-	134,170	4.7	-	December 11, 2020

0.72	8,736,407	2.4	-	6,702,980	1.7	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.66 as of the last trading day in the period ended March 31, 2016, that would have been received by the option holders had they exercised their options as of that date.  None were in-the-money as of March 31, 2016.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”).  The plan was approved most recently on April 29, 2013, and amendments to the plan were approved by the shareholders on May 28, 2015.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU Plan include directors and employees of the Company. Under the terms of the original RSU Plan, RSUs vested with participants as follows: 50% on the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.  In March 2015, the Board approved amendments to the plan that (a) extend the redemption period so that, going forward, all RSUs in a grant are not redeemed until the second anniversary of the grant; (b) provide for redemption, instead of cancellation, of outstanding RSUs at the date of redemption for retiring directors and executive officers, which is defined as a threshold of combined service and age of 65 years, and a minimum of five years of service to the Company; and (c) update the RSU Plan for compliance with applicable laws.  The amendments were approved and ratified by shareholder vote on May 28, 2015.  Grants made subsequent to May 28, 2015 have been made pursuant to the amendments described.

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		US$
Unvested, December 31, 2015	860,095	0.82

Vested	(116,804)	0.89
Forfeited	(12,524)	0.63

Unvested, March 31, 2016	730,767	0.71

As of March 31, 2016, outstanding RSUs are as follows:

			Aggregate
	Number of	Remaining	Intrinsic
	unvested	life	Value
Grant date	RSUs	(years)	US$
			(thousands)
December 12, 2014	108,113	0.70	55
March 13, 2015	116,804	0.95	60
August 17, 2015	201,348	1.38	103
December 11, 2015	304,502	1.70	155

	730,767	1.33	373

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

The following represents warrant activity during the period ended March 31, 2016.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

	Number	Weighted-
	of	average
	Warrants	exercise price
		US$
Outstanding, December 31, 2015	8,224,112	1.71

Expired	(25,000)	0.73

Outstanding, March 31, 2016	8,199,112	1.06

As of March 31, 2016, outstanding warrants are as follows:

			Aggregate
Exercise		Remaining	Intrinsic
price	Number	contractual	Value
US$	of warrants	life (years)	US$	Expiry
			(thousands)

1.35	2,354,545	0.7	-	December 19, 2016
0.93	4,294,167	2.2	-	June 24, 2018
0.96	1,550,400	2.4	-	August 27, 2018

1.06	8,199,112	2.1	-

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.2 million for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively.

As of March 31, 2016, there was approximately $0.5 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.5 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.0 years and 1.3 years, respectively.

Cash received from stock options exercised during the three months ended March 31, 2016 was less than $0.1 million and $0.3 million for the three months ended March 31, 2015.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no options or RSUs granted in the three months ended March 31, 2016 or the same period in 2015.

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

14.  Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts as well as a trader through spot sales.

Sales consist of:

	Three months ended March 31,
	2016		2015
	$		$
Sale of produced inventory
Company A	1,725	63.5%	-	0.0%
Company B	984	36.3%	1,282	17.4%
Company C	-	0.0%	6,098	82.5%

Total sales	2,709	99.8%	7,380	99.9%

Disposal fee income	5	0.2%	7	0.1%

	2,714	100.0%	7,387	100.0%

The names of the individual companies have not been disclosed for confidentiality reasons.

15.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $14.2 million at risk at March 31, 2016 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2016.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts for set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at March 31, 2016, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $3.3 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 6.0 years, and asset retirement obligations with estimated completion dates until 2033.

In February 2016, the Company raised $5.9 million (net of costs of $766 thousand) from the issuance of 12.9 million shares priced at $0.50 per share pursuant to a bought-deal financing.  The rationale for raising funds was due to a change in the timing of contracted deliveries and payment commitments in 2016.  The Company has relied primarily on cash flow from operations since deliveries from production commenced on a regular basis in 2014.

We do not anticipate the need for additional funding in 2016 unless it is advantageous to do so.  Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a nominal effect on either the three months ended March 31, 2016 or the comparable three months in 2015. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc, incorporated under the laws of the State of Colorado. Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder, incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated February 26, 2016.

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

The following is a summary of significant activities for the quarter ended March 31, 2016:

Lost Creek Property

For the quarter, together, contract and spot sales from U3O8 produced at Lost Creek totaled 75,000 pounds at an average price of $36.12 per pound for sales revenues of $2.7 million.  The Results of Operations are detailed further below.

Updated Preliminary Economic Assessment

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

The Lost Creek PEA discloses changes for the Lost Creek Property which come in the form of an updated mineral resource estimate prompted by 2015 drilling within Lost Creek’s Mine Unit 2 (“MU2”), exploratory drilling at the Lost Creek and LC East Projects, and the re-estimation of all previously-identified resources for the Property at a revised 0.20 grade-thickness (GT) cut-off. The economic analyses within the Lost Creek PEA have been revised to evaluate the impact of additional identified resources with information and data acquired through two years of ISR operations at Lost Creek. The Lost Creek PEA therefore serves to replace the last economic analyses for the Lost Creek Property from December 2013 and the most recent NI 43-101 Technical Report on the Lost Creek Property, dated June 17, 2015. The Lost Creek PEA covers production through September 30, 2015 and drilling and other exploration and operational activities conducted through October 15, 2015.  Since the June 17, 2015 Technical Report, our activities have resulted in a cumulative increase of mineral resources at the Lost Creek Property of 31% in the Measured and Indicated categories and 28% in the Inferred category, net of production.

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

Development and Operations at Lost Creek

During the quarter, well completion and construction activities continued, although winter weather slowed certain operational aspects slightly.  We are continuing work on header house 1-13, the last of the originally-planned header houses in Mine Unit 1.  Header house 1-13 is expected to become operational during Q2.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments are intended to include recovery from the KM horizon and to include recovery of the uranium resource in the LC East project immediately adjacent to the Lost Creek project. Reviews by both the NRC and WDEQ were commenced and, in September 2015, the BLM issued a Notice of Intent to prepare an environmental impact statement for the amendments.  All agencies continue to advance the applications and review process.

A WDEQ permit for Underground Injection Control (UIC) Class V wells has been completed for Lost Creek. We continue to await all final approvals from regulators, currently anticipated to be received in second quarter 2016. These approvals will allow for the onsite disposal of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators will use the reverse osmosis (RO) circuits, which were installed during initial construction of the plant, to treat process waste water into brine and permeate streams. The brine stream will continue to be disposed of in the UIC Class I deep wells while the clean, permeate stream will be injected into the UIC Class V wells. With the expanded time for receipt of regulatory approvals, and orders for certain components necessary to commission the systems, we expect that the wells and RO system will be fully operational in third quarter 2016. We anticipate that this new disposal system will significantly enhance waste water disposal capacity at the site.

Following a public comment period, the EPA continues with its rulemaking on changes to Part 192, which sets forth groundwater restoration and stabilization requirements for ISR uranium projects.

Shirley Basin Project

In December 2015, we submitted to the WDEQ the application for permit to mine for Shirley Basin. Preparation of the application for source material license is nearing completion.

Results of Operations

U3O8 Production and Sales

During the three months ended March 31, 2016, 159,331 pounds of U3O8 were captured within the Lost Creek plant. 173,844 pounds were packaged in drums and 182,150 pounds of the drummed inventory were shipped to the conversion facility. We sold 75,000 pounds of U3O8  during the quarter. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year.  We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better interpret trend analysis.

Production Costs	Unit	2016 Q1	2015 Q4	2015 Q3	2015 Q2

Pounds captured	lb	159,331	211,717	172,282	207,268
Ad valorem and severance tax	$000	$420	$470	$674	$310
Wellfield cash cost (1)	$000	$1,013	$1,017	$990	$830
Wellfield non-cash cost (1)(2)	$000	$731	$619	$1,087	$1,333
Ad valorem and severance tax per pound captured	$/lb	$2.64	$2.22	$3.91	$1.50
Cash cost per pound captured	$/lb	$6.36	$4.80	$5.75	$4.00
Non-cash cost per pound captured	$/lb	$4.59	$2.92	$6.31	$6.43

Pounds drummed	lb	173,844	189,480	176,850	183,858
Plant cash cost (3)	$000	$1,696	$1,687	$1,824	$1,983
Plant non-cash cost (2)(3)	$000	$497	$497	$498	$498
Cash cost per pound drummed	$/lb	$9.76	$8.90	$10.31	$10.79
Non-cash cost per pound drummed	$/lb	$2.86	$2.63	$2.82	$2.71

Pounds shipped to conversion facility	lb	182,150	181,568	184,380	179,672
Distribution cash cost (4)	$000	$88	$128	$80	$141
Cash cost per pound shipped	$/lb	$0.48	$0.70	$0.43	$0.78

Pounds purchased	lb	-	-	-	200,000
Purchase costs	$000	$-	$-	$-	$7,878
Cash cost per pound purchased	$/lb	$-	$-	$-	$39.39

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

Production costs have remained relatively consistent over the past four quarters. Production was lower in the current quarter as no new header houses were brought on line and because of severe winter weather in Wyoming, which slowed production. Because of these production decreases, our production costs per pound generally increased during the quarter.

Our wellfield cash costs remained consistent with the fourth quarter of 2015, despite including  the 2015 bonuses (paid in 2016) applicable to wellfield personnel. Because of winter weather and the timing of header house construction, our pounds captured decreased during the quarter.  As a result, the wellfield cash cost per pound captured increased to $6.36 per pound.

Plant cash costs, which also included the 2015 bonus  (paid in 2016) for plant personnel as well as higher energy costs associated with the weather at the mine, were still consistent with the previous quarter. However, pounds drummed within the plant also decreased during the quarter, although not as much as pounds captured. The decrease was directly related to the lower amount of pounds captured.  As a result, the cash costs per pound drummed increased by $0.86 to $9.76 per pound.

Distribution costs were lower in 2016 Q1 as no penalties or assessments were received from the conversion facility in the quarter. Pounds shipped were consistent with the previous quarter.  As a result, the cash cost per pound shipped decreased to $0.48 per pound

Non-cash costs are normally fixed. However, most of the capitalized reclamation costs for the first mine unit were expensed through depreciation as of September 30, 2015 based on our original estimated time to commence reclamation. Actual reclamation has not commenced because we are still extracting pounds from each header house in the first mine unit. Reclamation will not begin until we have completed the extraction process and begun production in the next mine unit. This was reflected in the significant decline in non-cash wellfield costs in the fourth quarter of 2015. At December 31, 2015 and again at March 31, 2016, we recorded additional reclamation assets for mine unit one based on the approval of annual projected reclamation cost reports by the state of Wyoming.  These are also being depreciated over approximately two years from the date of recording which will slightly increase the non-cash costs for the next two years.

Sales and cost of sales	Unit	2016 Q1	2015 Q4	2015 Q3	2015 Q2

Pounds sold	lb	75,000	225,000	150,000	404,000
U3O8 sales	$000	$2,709	$7,756	$8,459	$18,213
Average contract price	$/lb	$39.35	$28.49	$66.71	$46.88
Average spot price	$/lb	$34.50	$36.18	$35.75	$36.50
Average price per pound sold	$/lb	$36.12	$34.47	$56.39	$45.08

U3O8 cost of sales (1)	$000	$1,855	$5,931	$4,180	$13,791
Ad valorem and severance tax cost per pound sold	$/lb	$2.61	$2.80	$2.59	$2.78
Cash cost per pound sold	$/lb	$15.41	$15.42	$15.19	$16.15
Non-cash cost per pound sold	$/lb	$6.71	$8.13	$10.09	$10.05
Cost per pound sold - produced	$/lb	$24.73	$26.35	$27.87	$28.98
Cost per pound sold - purchased	$/lb	$-	$-	$-	$39.39
Average cost per pound sold	$/lb	$24.73	$26.35	$27.87	$34.14

U3O8 gross profit	$000	$854	$1,825	$4,279	$4,422
Gross profit per pound sold	$/lb	$11.39	$8.11	$28.52	$10.94
Gross profit margin	%	31.5%	23.5%	50.6%	24.3%

Ending Inventory Balances
Pounds
In-process inventory	lb	71,602	88,788	71,860	79,036
Plant inventory	lb	22,062	30,367	22,455	30,006
Conversion facility inventory	lb	173,178	63,776	102,782	66,314
Total inventory	lb	266,842	182,931	197,097	175,356

Total cost
In-process inventory	$000	$977	$994	$1,121	$1,219
Plant inventory	$000	$569	$742	$712	$850
Conversion facility inventory	$000	$4,388	$1,609	$3,025	$1,815
Total inventory	$000	$5,934	$3,345	$4,858	$3,884

Cost per pound
In-process inventory	$/lb	$13.64	$11.20	$15.60	$15.42
Plant inventory	$/lb	$25.79	$24.43	$31.71	$28.33
Conversion facility inventory	$/lb	$25.34	$25.23	$29.43	$27.37

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Inventory and Production table) adjusted for changes in inventory values.

U3O8 sales of $2.7 million for 2016 Q1 were based on selling 75,000 pounds at an average price of $36.12, with a regularly-scheduled contract delivery of 25,000 pounds and a sale of 50,000 pounds on the spot market.

For the quarter, our cost of sales totaled $1.9 million based on selling 75,000 pounds from production at a total cost per pound of $24.73, down from $26.35 in the previous quarter.  As most of the sales were from inventory already at the conversion facility, the cost per pound sold was not reflective of the increased cost per pound produced for the quarter.

At the end of the quarter, the average cash cost per pound in the conversion facility ending inventory was $15.85, an increase from $15.39 at the end of the previous quarter, and is reflective of the increased cost per pound produced for the quarter, which was again primarily driven by the lower production levels.

The gross profit from uranium sales for the quarter was $0.9 million, which represents a gross profit margin of approximately 32%. This was higher than the previous quarter due to higher contract price and a decrease in costs mainly associated with the change in the non-cash wellfield costs in the fourth quarter of 2015 which flowed through to cost of sales in the current quarter.

GAAP Reconciliations

Cash cost per pound and non-cash cost per pound for produced and sold U3O8  presented in the above tables are non-GAAP measures. These measures do not have a standardized meaning or a consistent basis of calculation under GAAP. These measures are used to assess business performance and may be used by certain investors to evaluate performance. To facilitate a better understanding of these measures, the tables below present a reconciliation of these measures to the financial results as presented in our financial statements.

Average Price Per Pound Sold Reconciliation	Unit	2016 Q1	2015 Q4	2015 Q3	2015 Q2

Sales per financial statements	$000	$2,714	$7,786	$8,491	$18,213
Less disposal fees	$000	$(5)	$(30)	$(32)	$-
U3O8 sales	$000	$2,709	$7,756	$8,459	$18,213

Pounds sold - produced	lb	75,000	225,000	150,000	204,000
Pounds sold - purchased	lb	-	-	-	200,000
Total pounds sold	lb	75,000	225,000	150,000	404,000

Average price per pound sold	$/lb	$36.12	$34.47	$56.39	$45.08

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

Total Cost Per Pound Sold Reconciliation	Unit	2016 Q1	2015 Q4	2015 Q2	2015 Q2

Ad valorem & severance taxes	$000	$420	$470	$674	$310
Wellfield costs	$000	$1,744	$1,636	$2,077	$2,163
Plant and site costs	$000	$2,193	$2,184	$2,322	$2,481
Distribution costs	$000	$88	$128	$80	$141
Inventory change	$000	$(2,590)	$1,513	$(973)	$818
Cost of sales - produced	$000	$1,855	$5,931	$4,180	$5,913
Cost of sales - purchased	$000	$—	$—	$—	$7,878
Total cost of sales	$000	$1,855	$5,931	$4,180	$13,791

Pounds sold produced	lb	75,000	225,000	150,000	204,000
Pounds sold purchased	lb	—	—	—	200,000
Total pounds sold	lb	75,000	225,000	150,000	404,000

Average cost per pound sold - produced (1)	$/lb	$24.73	$26.35	$27.87	$28.98
Average cost per pound sold - purchased	$/lb	$-	$-	$-	$39.39
Total average cost per pound sold	$/lb	$24.73	$26.35	$27.87	$34.14

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

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following tables summarizes the results of operations for the three months ended March 31, 2016 and 2015 (in thousands of U.S. dollars):

	Three months ended March 31,
	2016	2015
	$	$
Sales	2,714	7,387
Cost of sales	(1,855)	(5,390)
Gross profit	859	1,997
Exploration and evaluation expense	(855)	(685)
Development expense	(549)	(1,029)
General and administrative expense	(1,365)	(1,517)
Accretion	(133)	(126)
Net profit (loss) from operations	(2,043)	(1,360)
Interest income (Expense) (net)	(554)	(688)
Warrant mark to market gain	31	(77)
Write-off of equity investment	(189)	-
Foreign exchange gain (loss)	(272)	1
Other income	38	-
Net loss	(2,989)	(2,124)

Profit (loss) per share – basic and diluted	(0.02)	(0.02)

Revenue per pound sold	36.12	50.55

Total cost per pound sold	24.73	36.91

Gross profit per pound sold	11.39	13.64

Sales

We sold a total of 75,000 and 146,000 pounds of U3O8 during the three months ended March 31, 2016 and 2015 for an average price of $36.12 and $50.55 per pound, respectively. The fluctuation in sales prices relates primarily to the contractual delivery commitments and no spot sales in 2015.

For the three months ended March 31, 2016 and 2015, we recognized disposal sales revenues of $5 thousand and $7 thousand, respectively.

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

As compared to 2015, our cost per pound sold decreased $12.18 to $24.73 from $36.91.  The high cost in 2015 was partially due to severance and ad valorem factor increases by the state of Wyoming in the fourth quarter which were later rescinded and reissued at lower amounts.  The effect of the higher costs was reflected in the cost of sales in Q1 2015 as the inventory flowed through the process and into conversion facility inventory.  In addition, our costs have stabilized as production has become more consistent although volume was down in the current quarter.

Gross Profit

The gross profit was $0.9 million for the three months ended March 31, 2016 which represents a gross profit margin of approximately 32% as compared to $2.0 million or approximately 27% in 2015.  Gross profit per pound sold decreased to $11.39 in 2016 Q1 from $13.64 in 2015 Q1. The primary reason for the decrease in gross profit is the lower average sales price in 2016.

Operating Expenses

Total operating expense for the three months ended March 31, 2016 was $2.9 million. Operating expenses includes exploration and evaluation expense, development expense and G&A expense. These expenses decreased by $0.5 million compared to the same period in 2015 due primarily to costs associated with drilling and header house construction that was lower in 2016 compared to 2015.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.2 million for the three months ended March 31, 2016 compared to 2015. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. Costs increased for the quarter due to increases in labor costs including bonuses and fringe benefit charges.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $0.5 million in the three months ended March 31, 2016 compared to 2015.  The decrease was primarily related to a reduction in the drilling and header house construction costs in 2016 compared to 2015.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $0.2 million for the three months ended March 31, 2016 compared to 2015. The decrease related mainly to reduced external consulting and legal expenses which was combined with lower labor costs.

Other Income and Expenses

Net interest expense declined $0.1 million during the three months ended March 31, 2016 compared to the prior year. The expense decline was directly attributable to principal payments made in 2015 reducing the outstanding note balances.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the parent company’s functional currency, these warrants are considered a derivative and are therefore treated as a liability. The mark to market gain and loss is based on changes in exchange rates and the other factors used in the calculation of Black Scholes valuations which are not directly related to the Company’s results of operations.

Loss per Common Share

The basic and diluted losses per common share for the three months ended March 31, 2016 and 2015 was $0.02 for both periods. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Liquidity and Capital Resources

As of March 31, 2016, we had cash resources, consisting of cash and cash equivalents of $7.3 million, an increase of $5.9 million from the December 31, 2015 balance of $1.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $1.9 million from operating activities during the three months ended March 31, 2016. During the same period, we used less than $0.1 million for investing activities and generated $3.7 million from financing activities.

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

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had obtained interim financing from RMBAH which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMBAH loan facility. We subsequently renegotiated the loan amount to $6.5 million together with an additional line of credit of $3.5 million. The RMBAH loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 8.76% in total) plus eight equal quarterly principal payments which commenced June 30, 2014. On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014. As of March 31, 2016, the loan was fully paid while the balance on the line of credit is $3.2 million. The RMBAH loan facility is secured by all of the assets of Pathfinder.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project.

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or our senior and subordinated debt securities.  The registration statement became effective September 12, 2014. The 12,921,000 common shares offered in the February 2016 financing were sold for $0.50 per share raising $5.7 million (net of issue costs of $0.8 million) under the shelf registration statement.

Collections for the three months from U3O8 sales totaled $2.7 million.

Operating activities generated cash of $1.9 million during the three months ended March 31, 2016 as compared to $0.6 million during the same period in 2015.  The net loss for the three months ended March 31, 2016 was $0.9 million greater than the corresponding loss in 2015.  The most significant features of 2016 were the generation of $5.1 million from the assignment of two deliveries scheduled for later in 2016 to a uranium broker which was offset by an increase in inventory, primarily at the conversion facility, of $2.6 million due to low sales volume combined with continued production during the quarter.

During the first three months of 2016, the Company invested less than $0.1 million in equipment and other assets and received proceeds from the sales of used vehicles.

During the first three months of 2016, the Company generated a net of $5.9 million from a bought deal financing.  The Company used $2.1 million for principal payments on the RMBAH and Sweetwater debts.

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

Looking ahead

The average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, for the week of May 1, 2016 was $27.50. As a result of the continuing low spot price environment, we anticipate that we will continue to maintain production at levels that will be consistent with our contractual sales obligations, which are 662,000 pounds at an average realizable price of $47.61 per pound (including the deliveries assigned during the quarter) in the current year.

The monthly 2016 production target for Lost Creek is to dry and drum an average of 55,000 to 60,000 pounds U3O8. Production at this level will permit delivery into our 2016 term contract commitment, discretionary spot sales, and the continuing buildup of our inventory, with an estimated final production for 2016 within the previously-projected range of 650,000 to 750,000 pounds U3O8. Our production rate may be adjusted based on operational refinements, and indicators in the market, including uranium spot market and term pricing, and other factors. The assignment of delivery obligations we made in March 2016 permits us greater flexibility to make such operational decisions and/or to continue to build inventory.

During the three months ended March 31, 2016, we sold 75,000 pounds of U3O8 at an average price per pound of $36.12. Our gross margin per pound sold during the three month period was $11.39, or approximately 32%, which was consistent with our projected margin percentage for the year.  We expect the profit margins for the year 2016 to be between 25% and 30%.

At March 31, 2016, we had 173,178 pounds of U3O8 at the conversion facility. The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit

Ad valorem and severance tax cost per pound	$/lb	$2.57
Cash cost per pound	$/lb	$15.85
Non-cash cost per pound	$/lb	$6.92
Total cost per pound	$/lb	$25.34

As at May 5, 2016, our unrestricted cash position was $4.1 million. Given our current cash resources, contracted sales positions and low cash costs per pound, we do not anticipate the need for additional funding in 2016 unless it is advantageous to do so.

Transactions with Related Parties

As previously disclosed, Jeff  Klenda, Executive Director of the Company, purchased 1,000,000 common shares under the bought deal financing in February 2016 for gross proceeds of $500,000.

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

As of March 31, 2016, the average current spot and long term price of U3O8 was $28.70 and $43.50, respectively. This compares to prices of $34.23 and $44.00 as of December 31, 2015. Management did not identify any impairment indicators for the Company’s mineral properties.  They did identify that the underlying value of the assets in the Bootheel investment declined due to the lower Uranium prices during the three months ended March 31, 2016.  This loss was reflected in statement of operations as a write off of investment.

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

New accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted.  We are assessing the impact this pronouncement may have on our financial reporting.

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us beginning in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09,  Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to May 5, 2016. As of May 5, 2016, we had outstanding 143,440,573 common shares and 8,722,786 options to acquire common shares.

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

Currency risk

At March 31, 2016 we maintained a balance of $0.5 million in foreign currency resulting in a low currency risk.

Normally, we maintain under $0.2 million in foreign currency balances.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $27.50 per pound as of May 5, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2016 from those risk factors set forth in our Annual Report on Form 10-K

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

UR -ENERGY INC.

Date: May 6, 2016	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Acting Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)