Form 10-Q
period 2016-06-30
UR-ENERGY INC
filed 2016-07-29
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of July 28, 2016, there were 143,605,552 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

UR-ENERGY INC.

2

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate,” "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain steady state operations at Lost Creek; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for recovery from LC East and the KM horizon; (iv) the outcome and impact of ongoing regulatory rulemaking and other changes in regulation and/or legislation; (v) the ability to complete additional favorable uranium sales agreements including spot sales if production is available and the market warrants; (vi) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (vii) the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (viii) the timing and outcome of applications for regulatory approval to build and operate an ISR mine at Shirley Basin; (ix) the outcome of our forecasts and production projections; and (x) the continuing and long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections. These other factors include, among others, the following: future estimates for production, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; our lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 26, 2016.

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

NI 43-101 Review of Technical Information: James A. Bonner, Ur-Energy Vice President Geology, P.Geo. and SME Registered Member, and Qualified Person as defined by National Instrument 43-101, reviewed and approved the technical information contained in this Form 10-Q.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents (note 3)	2,475	1,443
Accounts receivable (note 4)	2,531	9
Inventory (note 5)	4,890	3,345
Prepaid expenses	904	916
	10,800	5,713
Restricted cash (note 6)	7,557	7,557
Mineral properties (note 7)	49,230	50,610
Capital assets (note 8)	29,864	30,788
Equity investment (note 9)	900	1,089
	98,351	95,757
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 10)	4,517	4,567
Current portion of notes payable (note 11)	6,514	8,527
Accrued federal income tax	-	43
Deferred revenue (note 12)	5,085	-
Environmental remediation accrual	86	86
	16,202	13,223

Notes payable (note 11)	21,719	23,937
Asset retirement obligations (note 13)	26,476	26,061
Other liabilities - warrants	5	35
	64,402	63,256
Shareholders' equity (note 14)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 143,605,552 at June 30, 2016 and 130,188,775 at December 31, 2015	174,897	168,911
Warrants	4,109	4,175
Contributed surplus	14,828	14,632
Accumulated other comprehensive income	3,606	3,357
Deficit	(163,491)	(158,574)
	33,949	32,501
	98,351	95,757

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sales (note 15)	6,747	18,213	9,461	25,600
Cost of sales	(5,094)	(13,791)	(6,949)	(19,181)

Gross profit	1,653	4,422	2,512	6,419

Operating Expenses
Exploration and evaluation	(687)	(550)	(1,542)	(1,235)
Development	(727)	(557)	(1,276)	(1,586)
General and administrative	(1,459)	(1,743)	(2,824)	(3,260)
Accretion of asset retirement obligations (note 13)	(132)	(128)	(265)	(254)
Write-off of mineral properties (note 7)	(62)	-	(62)	-

Loss from operations	(1,414)	1,444	(3,457)	84

Interest expense (net)	(515)	(658)	(1,069)	(1,346)
Warrant mark to market adjustment	-	248	31	171
Loss on equity investment (note 9)	(2)	(5)	(2)	(5)
Write-off of equity investments (note 9)	-	-	(189)	-
Foreign exchange loss	(1)	(4)	(273)	(3)
Other income	4	-	42	-
Net loss for the period	(1,928)	1,025	(4,917)	(1,099)

Loss per common share
Basic and diluted	(0.01)	0.01	(0.04)	(0.01)

Weighted average number of common shares outstanding
Basic and diluted	143,471,310	130,135,611	139,971,865	129,923,742

COMPREHENSIVE LOSS
Net loss for the period	(1,928)	1,025	(4,917)	(1,099)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	(3)	(8)	249	18
Comprehensive loss for the period	(1,931)	1,017	(4,668)	(1,081)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2015	130,188,775	168,911	4,175	14,632	3,357	(158,574)	32,501

Exercise of stock options	16,620	13	-	(4)	-	-	9
Common shares issued for cash, net
of $852 of issue costs	13,085,979	5,716	-	-	-	-	5,716
Redemption of vested RSUs	314,178	257	-	(306)	-	-	(49)
Expiry of warrants	-	-	(66)	66	-	-	-
Non-cash stock compensation	-	-	-	440	-	-	440
Net loss and comprehensive income	-	-	-	-	249	(4,917)	(4,668)

Balance, June 30, 2016	143,605,552	174,897	4,109	14,828	3,606	(163,491)	33,949

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2016	2015
Cash provided by (used in)
Operating activities
Net loss for the period	(4,917)	(1,099)
Items not affecting cash:
Stock based expense	440	457
Depreciation and amortization	2,556	3,735
Accretion of asset retirement obligations	265	254
Amortization of deferred loan costs	75	101
Write off of investments	189	-
Write-off of mineral properties	62	-
Warrants mark to market gain (loss)	(31)	(171)
Gain on disposition of assets	(42)	-
Other loss	2	5
RSUs redeemed to pay withholding	(9)	(143)
Proceeds from assignment of sales contract	5,085	-
Change in non-cash working capital items:
Accounts receivable	(2,523)	15
Inventory	(1,545)	1,283
Prepaid expenses	(344)	(237)
Accounts payable and accrued liabilities	117	(171)
Accrued income taxes	30	-
	(590)	4,029

Investing activities
Funding of equity investment	(2)	-
Proceeds from sale of property and equipment	91	-
Purchase of capital assets	(183)	(43)
	(94)	(43)

Financing activities
Issuance of common shares and warrants for cash	6,568	-
Share issue costs	(767)	-
Proceeds from exercise of stock options	9	408
Repayment of debt	(4,308)	(3,658)
	1,502	(3,250)

Effects of foreign exchange rate changes on cash	214	11

Net change in cash and cash equivalents	1,032	747
Beginning cash and cash equivalents	1,443	3,104
Ending cash and cash equivalents	2,475	3,851

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

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

Due to the nature of the uranium mining methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards, the Company has not determined whether the properties contain mineral reserves. However, the Company’s “Amended Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” February 8, 2016 (“Lost Creek PEA”) outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted.  We are assessing the impact this pronouncement may have on our financial reporting.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	June 30, 2016	December 31, 2015
	$	$
Cash on deposit at banks	2,243	1,202
Money market funds	232	241

	2,475	1,443

4.Accounts Receivable

The Company’s accounts receivable consist of the following:

	As at
	June 30, 2016	December 31, 2015
	$	$
Trade accounts receivable
Company A	2,518	-
Other Companies	6	-
Total trade receivables	2,524	-
Other receivables	7	9

Total accounts receivable	2,531	9

The names of the individual companies have not been disclosed for reasons of confidentiality.

5.Inventory

The Company’s inventory consists of the following:

	As at
	June 30, 2016	December 31, 2015
	$	$
In-process inventory	929	994
Plant inventory	115	742
Conversion facility inventory	3,846	1,609

	4,890	3,345

As of June 30, 2016, there was no inventory on hand with costs in excess of net realizable value.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	June 30, 2016	December 31, 2015
	$	$

Money market account	7,457	7,457
Certificates of deposit	100	100

	7,557	7,557

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.4 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at June 30, 2016.

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2015	16,662	20,738	13,210	50,610

Change in estimated reclamation costs (Note 13)	338	(188)	-	150
Property write-offs	-	-	(62)	(62)
Amortization	(1,468)	-	-	(1,468)

Balance, June 30, 2016	15,532	20,550	13,148	49,230

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. Currently, there are no royalties on the mining claims in the Lost Creek, LC North or LC West Projects.

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”) to acquire additional mineral properties. Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations.    At June 30, 2016, the royalty lapsed and has been terminated.

Other U.S. properties

In June 2016, the Company decided to abandon their claims in the Hauber project and wrote off $62 thousand being the carrying value of the investment in that project.

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	June 30, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,308	2,866	442	3,819	3,179	640
Enclosures	32,991	4,404	28,587	32,987	3,578	29,409
Machinery and equipment	1,194	548	646	1,031	507	524
Furniture, fixtures and leasehold improvements	119	95	24	119	92	27
Information technology	1,152	987	165	1,111	923	188

	38,764	8,900	29,864	39,067	8,279	30,788

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

10.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	June 30, 2016	December 31, 2015
	$	$
Accounts payable	1,096	1,402
Severance and ad valorem tax payable	1,785	1,992
Payroll and other taxes	1,636	1,173

	4,517	4,567

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of June 30, 2016 are considered current.

The following table lists the current (within 12 months) and long term portion of each of the Company’s debt instruments:

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

	As at
	June 30, 2016	December 31, 2015
	$	$
Current debt
Sweetwater County Loan	4,494	4,367
RMB First Loan Facility	2,156	4,312
	6,650	8,679

Less deferred financing costs	(136)	(152)
	6,514	8,527

Long term debt
Sweetwater County Loan	22,235	24,514
Less deferred financing costs	(516)	(577)
	21,719	23,937

Schedule of payments on outstanding debt as of June 30, 2016:

Debt	Total	2016	2017	2018	2019	2020	Subsequent	Maturity
	$	$	$	$	$	$	$
Sweetwater County Loan
Principal	26,729	2,215	4,623	4,895	5,183	5,487	4,326	October 1, 2021
Interest	4,427	753	1,311	1,039	752	447	125

RMB First Loan Facility
Principal	2,156	2,156	-	-	-	-	-	December 31, 2016
Interest	75	75	-	-	-	-	-

Total	33,387	5,199	5,934	5,934	5,935	5,934	4,451

12.Deferred Revenue

In March 2016, the Company assigned its contractual delivery obligations under two of its sales contracts which are scheduled to take place in the third and fourth quarter of 2016 to a natural resources trading company in exchange for a cash payment of $5.1 million. The Company will reflect the payment as revenue when the related deliveries under the contracts are settled.

13.Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek mine and Pathfinder projects and are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period discounted at a risk-free rate. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs.

At June 30, 2016, the total undiscounted amount of the future cash needs was estimated to be $27.2 million. The schedule of payments required to settle the ARO liability extends through 2033.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash as discussed in note 6 is related to the surety bonds which provide security to the related governmental agencies on these obligations.

	For the period ended
	June 30, 2016	December 31, 2015

	$	$
Beginning of period	26,061	23,445
Change in estimated liability	150	2,101
Accretion expense	265	515

End of period	26,476	26,061

14.Shareholders’ Equity and Capital Stock

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The plan was most recently approved by the shareholders on April 29, 2014.  Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan, stock options generally vest with Option Plan participants as follows: 10% at the date of grant; 22% four and one-half months after grant; 22% nine months after grant; 22% thirteen and one-half months after grant; and the balance of 24% eighteen months after the date of grant.

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	US$

Balance, December 31, 2015	9,974,407	0.88

Exercised	(16,620)	0.56
Forfeited	(238,537)	0.64
Expired	(1,172,648)	2.11

Outstanding, June 30, 2016	8,546,602	0.72

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the six months ended June 30, 2016 was $0.4 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2016, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	Intrinsic	Number	contractual	Intrinsic
price	of options	life (years)	Value	of options	life (years)	Value	Expiry
US$			US$			US$
			(thousands)			(thousands)

1.21	545,000	0.0	-	545,000	0.0	-	July 7, 2016
0.90	615,238	0.2	-	615,238	0.2	-	September 9, 2016
0.89	200,000	0.3	-	200,000	0.3	-	October 24, 2016
0.70	897,769	0.5	-	897,769	0.5	-	January 12, 2017
1.07	200,000	0.6	-	200,000	0.6	-	February 1, 2017
0.91	100,000	0.7	-	100,000	0.7	-	March 1, 2017
0.59	1,230,319	1.4	-	1,230,319	1.4	-	December 7, 2017
0.59	554,569	1.8	-	554,569	1.8	-	April 25, 2018
0.96	100,000	2.1	-	100,000	2.1	-	August 1, 2018
0.93	896,985	2.5	-	896,985	2.5	-	December 27, 2018
1.30	100,000	2.7	-	100,000	2.7	-	March 31, 2019
0.79	919,334	3.4	-	919,334	3.4	-	December 12, 2019
0.88	200,000	3.9	-	108,000	3.9	-	May 29, 2020
0.66	761,173	4.1	-	434,913	4.1	-	August 17, 2020
0.62	1,226,215	4.4	-	421,753	4.4	-	December 11, 2020

0.72	8,546,602	2.2	-	7,323,880	1.9	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.66 as of the last trading day in the period ended June 30, 2016, that would have been received by the option holders had they exercised their options as of that date.  No options were in-the-money as of June 30, 2016.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”).  The RSU Plan was approved by our shareholders most recently on May 5, 2016.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		US$
Unvested, December 31, 2015	860,095	0.82

Vested	(186,733)	0.81
Forfeited	(20,401)	0.63

Unvested, June 30, 2016	652,961	0.71

As of June 30, 2016, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	Intrinsic
Grant date	RSUs	(years)	Value
			US$
			(thousands)
December 12, 2014	94,609	0.45	48
March 13, 2015	110,278	0.70	56
August 17, 2015	177,314	1.13	90
December 11, 2015	270,760	1.45	138

	652,961	1.09	332

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

The following represents warrant activity during the period ended June 30, 2016.

	Number	Weighted-
	of	average
	Warrants	exercise price
		US$
Outstanding, December 31, 2015	8,224,112	1.71

Expired	(25,000)	0.73

Outstanding, June 30, 2016	8,199,112	1.06

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2016, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
US$			US$
			(thousands)

1.35	2,354,545	0.5	-	December 19, 2016
0.93	4,294,167	2.0	-	June 24, 2018
0.96	1,550,400	2.2	-	August 27, 2018

1.06	8,199,112	1.6	-

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2016 and $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, there was approximately $0.3 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.3 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 0.8 years and 1.1 years, respectively.

Cash received from stock options exercised during the six months ended June 30, 2016 was less than $0.1 million and $0.4 million for the six months ended June 30, 2015.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no options or RSUs granted in the six months ended June 30, 2016.  The following assumptions were used in the calculations:

Six months ended June 30,
2015
Expected option life (years)	3.6
Expected volatility	57.00%
Risk-free interest rate	0.67%
Expected dividend rate	0%
Forfeiture rate (Options)	5.0%
Forfeiture rate (RSUs)	7.8%

The Company estimates expected volatility using daily historical trading data of the Company’s common shares, because this is recognized as a valid method used to predict future volatility. The risk-free interest rates are determined

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

15.  Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts, as well as to a trader through spot sales.

Sales consist of:

	Six months ended June 30,
	2016		2015
	$		$
Sale of produced inventory
Company A	6,375	67.4%	5,094	19.9%
Company B	3,075	32.4%	2,555	10.0%
Company C	-	0.0%	6,098	23.8%
	9,450	99.9%	13,747	53.7%
Sales of purchased inventory
Company D	-	0.0%	11,846	46.3%

Total sales	9,450	99.9%	25,593	100.0%

Disposal fee income	11	0.1%	7	0.0%

	9,461	100.0%	25,600	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

16.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Insurance Corporation, leaving approximately $9.3 million at risk at June 30, 2016 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2016.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts for set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at June 30, 2016, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.6 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 5.3 years, and asset retirement obligations with estimated completion dates until 2033.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE MKT or other U.S. market  through the distribution agents for aggregate sales proceeds of up to $10,000,000. During the quarter, we sold 164,979 common shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions, and all costs associated with the completing the agreement and filing the related prospectus supplement, net proceeds received were $20 thousand.

We do not anticipate the need for additional funding in 2016 unless it is advantageous to do so.  Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a nominal effect on either the three and six months ended June 30, 2016 or the comparable three and six months in 2015. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

As previously announced, reductions in workforce were implemented in June 2016 due to continuing depressed uranium market conditions. Twelve employees were laid off, and several remaining employees were asked to change job responsibilities or carry additional responsibilities. Transitions are ongoing and operations at Lost Creek have been uninterrupted.

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

Lost Creek Property

For the six months ended June 30, 2016, together, contract and spot sales from U3O8 produced at Lost Creek totaled 262,000 pounds at an average price of $36.07 per pound for sales revenues of $9.5 million.  The Results of Operations are detailed further below.

Development and Operations at Lost Creek

Production rates at Lost Creek during the quarter were near projected levels as we continued to operate header houses 1 through 12 throughout the quarter and began to see initial production from header house 13 late in the quarter. As scheduled, the thirteenth and final originally-planned header house in Mine Unit 1 (MU1) was brought online late in May. This header house, and its related patterns of production wells, includes certain refinements in design and well completion techniques in an effort to increase injectivity for even greater well performance. Although many analyses are ongoing, results of HH 13’s first month of operation are thus far validating these refinements. In addition, routine plant and wellfield maintenance continued as scheduled. While lower than the previous quarter, plant head grades from MU1 header houses continue to be significantly higher than originally projected. The decrease is related to normal projected declines as well as the addition of new production fluid from HH 13. Grades from HH 13 have subsequently risen to 100mg/L as of July 27, 2016.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments are intended to include recovery from the KM horizon and to include recovery of the uranium resource in the LC East project immediately adjacent to the Lost Creek project. Reviews by both the NRC and WDEQ were commenced and, in September 2015, the BLM issued a Notice of Intent to prepare an environmental impact statement for the amendments.  We are responding to additional comments from the agencies, as part of the review process. Six monitor wells are being drilled to provide additional hydrologic data in response to certain of the comments.

A WDEQ permit for Underground Injection Control (UIC) Class V wells has been completed for Lost Creek. We continue to await all final approvals from regulators, currently anticipated to be received Q3. These approvals will allow for the onsite disposal of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators will use the reverse osmosis (RO) circuits, which were installed during initial construction of the plant, to process waste water into brine and permeate streams. The brine stream will continue to be disposed of in the UIC Class I deep wells while the clean, permeate stream will be injected into the UIC Class V wells. We continue to expect that the wells and RO system will be fully operational in third quarter 2016. We anticipate that this new disposal system will enhance waste water disposal capacity at the site.

Following a public comment period, the EPA continues with its rulemaking on changes to Part 192, which sets forth groundwater restoration and stabilization requirements for ISR uranium projects.   We continue to assess the potential impact this rulemaking may have on our operations.

Shirley Basin Project

We submitted to the WDEQ the application for permit to mine for Shirley Basin in December 2015. Currently, WDEQ is conducting its technical review.  Preparation of the application for source material license is nearing completion.  At the same time, we continue to monitor the progress of WDEQ’s effort to become an agreement state under its Land Quality Uranium Recovery Program.

Under the terms of our acquisition of Pathfinder from AREVA in 2013, we were obligated to pay a 5% production royalty on production at the Shirley Basin Project under certain market conditions, if such conditions were triggered prior to June 30, 2016. That contingent royalty was capped to the various triggers and could have been repurchased at our election. On June 30, 2016, the royalty lapsed and was terminated because the market conditions had not been triggered.

Other Mineral Properties

In June 2016, we elected to not renew our claims in the area known as the Hauber Project.  As a result, we have written off our investment of $62 thousand in that project. We maintain the related geologic database for the project to support future activities if warranted.

Results of Operations

U3O8 Production and Sales

During the six months ended June 30, 2016, we captured 292,672 pounds of U3O8 within the Lost Creek plant. 304,152 pounds were packaged in drums and 330,864 pounds of the drummed inventory were shipped to the conversion facility. We sold 262,000 pounds of U3O8  during the period. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year.  We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better interpret trend analysis.

Production and Production Costs	Unit	2016 Q2	2016 Q1	2015 Q4	2015 Q3	Year to date

Pounds captured	lb	133,341	159,331	211,717	172,282	292,672
Ad valorem and severance tax	$000	$304	$420	$470	$674	$724
Wellfield cash cost (1)	$000	$846	$1,013	$1,017	$990	$1,859
Wellfield non-cash cost (1)(2)	$000	$778	$731	$619	$1,087	$1,509
Ad valorem and severance tax per pound captured	$/lb	$2.28	$2.64	$2.22	$3.91	$2.47
Cash cost per pound captured	$/lb	$6.34	$6.36	$4.80	$5.75	$6.35
Non-cash cost per pound captured	$/lb	$5.83	$4.59	$2.92	$6.31	$5.16

Pounds drummed	lb	130,308	173,844	189,480	176,850	304,152
Plant cash cost (3)	$000	$1,505	$1,696	$1,687	$1,824	$3,201
Plant non-cash cost (2)(3)	$000	$494	$497	$497	$498	$991
Cash cost per pound drummed	$/lb	$11.55	$9.76	$8.90	$10.31	$10.52
Non-cash cost per pound drummed	$/lb	$3.79	$2.86	$2.63	$2.82	$3.25

Pounds shipped to conversion facility	lb	148,714	182,150	181,568	184,380	330,864
Distribution cash cost (4)	$000	$123	$88	$128	$80	$211
Cash cost per pound shipped	$/lb	$0.83	$0.48	$0.70	$0.43	$0.64

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

Production costs have remained relatively consistent over the past four quarters. Production was lower in the current quarter as header house thirteen was not brought on line until late May and initial production from the header house did not commence until late in the quarter. Because of the production decrease, our production costs per pound generally increased during the quarter.

Our wellfield cash costs declined compared to the first quarter of 2016, due mainly to reduced labor costs.  The reduction in labor was due to a combination of labor cost reduction and the payment of annual bonuses in the first quarter. Because of the timing and start up of header house thirteen, our pounds captured decreased during the quarter.  The lower production was offset by the lower labor costs resulting in a relatively unchanged wellfield cash cost per pound captured of $6.34 per pound.

Plant cash costs also declined for the quarter as energy costs, labor and chemical costs all decreased during the quarter.  However, pounds drummed within the plant also decreased during the quarter due primarily to fewer pounds being captured over the two quarters.  In addition, higher costs pounds from the first quarter continued to make their way into the production process.  As a result, the cash costs per pound drummed increased by $1.79 to $11.55 per pound.

Distribution costs were higher in 2016 Q2 as several assays were received from the conversion facility in the quarter. Pounds shipped were lower than the previous quarter as there were fewer pounds captured and processed.  As a result, the cash cost per pound shipped increased to $0.83 per pound.

Non-cash costs are normally fixed. However, most of the capitalized restoration costs for the first mine unit were expensed through depreciation as of September 30, 2015 based on our original estimated time to commence restoration. Actual restoration has not commenced because we are still extracting pounds from each header house in the first mine unit. Restoration will not begin until we have completed the extraction process and begun production in the next mine unit. This was reflected in the significant decline in non-cash wellfield costs in the fourth quarter of 2015. At December 31, 2015 and again at March 31, 2016, we recorded additional restoration assets for mine unit one based on the approval of annual projected restoration cost reports by the state of Wyoming.  These costs are also being depreciated over approximately two years from the date of recording which will slightly increase the wellfield non-cash costs for the next two years.  Plant non-cash costs were unchanged.

Sales and cost of sales	Unit	2016 Q2	2016 Q1	2015 Q4	2015 Q3	2016 YTD

Pounds sold	lb	187,000	75,000	225,000	150,000	262,000
U3O8 sales	$000	$6,741	$2,709	$7,756	$8,459	$9,450
Average contract price	$/lb	$39.35	$39.35	$28.49	$66.71	$39.35
Average spot price	$/lb	$27.00	$34.50	$36.18	$35.75	$30.75
Average price per pound sold	$/lb	$36.05	$36.12	$34.47	$56.39	$36.07

U3O8 cost of sales (1)	$000	$5,094	$1,855	$5,931	$4,180	$6,949
Ad valorem and severance tax cost per pound sold	$/lb	$2.65	$2.61	$2.80	$2.59	$2.65
Cash cost per pound sold	$/lb	$16.88	$15.41	$15.42	$15.19	$16.46
Non-cash cost per pound sold	$/lb	$7.71	$6.71	$8.13	$10.09	$7.42
Average cost per pound sold	$/lb	$27.24	$24.73	$26.35	$27.87	$26.52

U3O8 gross profit	$000	$1,647	$854	$1,825	$4,279	$2,501
Gross profit per pound sold	$/lb	$8.81	$11.39	$8.11	$28.52	$9.55
Gross profit margin	%	24.4%	31.5%	23.5%	50.6%	26.5%

Ending Inventory Balances
Pounds
In-process inventory	lb	62,028	71,602	88,788	71,860
Plant inventory	lb	3,654	22,062	30,367	22,455
Conversion facility inventory	lb	135,723	173,178	63,776	102,782
Total inventory	lb	201,405	266,842	182,931	197,097

Total cost
In-process inventory	$000	$929	$977	$994	$1,121
Plant inventory	$000	$115	$569	$742	$712
Conversion facility inventory	$000	$3,846	$4,388	$1,609	$3,025
Total inventory	$000	$4,890	$5,934	$3,345	$4,858

Cost per pound
In-process inventory	$/lb	$14.98	$13.64	$11.20	$15.60
Plant inventory	$/lb	$31.47	$25.79	$24.43	$31.71
Conversion facility inventory	$/lb	$28.32	$25.34	$25.23	$29.43

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit
		June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Ad valorem and severance tax cost per pound	$/lb	$2.68	$2.57	$2.66	$2.99
Cash cost per pound	$/lb	$17.50	$15.85	$15.39	$16.5
Non-cash cost per pound	$/lb	$8.14	$6.92	$7.18	$9.94
Total cost per pound	$/lb	$28.32	$25.34	$25.23	$29.43

U3O8 sales of $6.7 million for 2016 Q2 were based on selling 187,000 pounds at an average price of $36.05, with regularly-scheduled contract deliveries of 137,000 pounds and a sale of 50,000 pounds on the spot market.

For the quarter, our cost of sales totaled $5.1 million based on selling 187,000 pounds from production at a total cost per pound of $27.24, up from $24.73 in the previous quarter but more in line with the third and fourth quarters of 2015.  The cost per pound sold was reflective of the increased cost per pound produced for the two quarters in 2016 which are primarily the result of lower production.

At the end of the quarter, the average cash cost per pound in the conversion facility ending inventory was $17.50, an increase from $15.85 at the end of the previous quarter, and is reflective of the increased cost per pound produced for the past two quarters, which was again primarily driven by the lower production levels.

The gross profit from uranium sales for the quarter was $1.6 million, which represents a gross profit margin of approximately 24%. This was lower than the previous quarter due to lower spot prices and an increase in costs mainly associated with lower production levels for the year.

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

Average Price Per Pound Sold Reconciliation	Unit	2016 Q2	2016 Q1	2015 Q4	2015 Q3	2016 YTD

Sales per financial statements	$000	$6,747	$2,714	$7,786	$8,491	$9,461
Less disposal fees	$000	$(6)	$(5)	$(30)	$(32)	$(11)
U3O8 sales	$000	$6,741	$2,709	$7,756	$8,459	$9,450

Total pounds sold	lb	187,000	75,000	225,000	150,000	262,000

Average price per pound sold	$/lb	$36.05	$36.12	$34.47	$56.39	$36.07

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

Total Cost Per Pound Sold Reconciliation	Unit	2016 Q2	2016 Q1	2015 Q4	2015 Q3	2016 YTD

Ad valorem & severance taxes	$000	$304	$420	$470	$674	$724
Wellfield costs	$000	$1,624	$1,744	$1,636	$2,077	$3,368
Plant and site costs	$000	$1,998	$2,193	$2,184	$2,321	$4,191
Distribution costs	$000	$123	$88	$128	$80	$211
Inventory change	$000	$1,045	$(2,590)	$1,513	$(973)	$(1,545)
Total cost of sales	$000	$5,094	$1,855	$5,931	$4,179	$6,949

Total pounds sold	lb	187,000	75,000	225,000	150,000	262,000

Total average cost per pound sold	$/lb	$27.24	$24.73	$26.35	$27.87	$26.52

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

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

The following tables summarize the results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands of U.S. dollars):

	Three months ended June 30,
	2016	2015
	$	$
Sales	6,747	18,213
Cost of sales	(5,094)	(13,791)
Gross profit	1,653	4,422
Exploration and evaluation expense	(687)	(550)
Development expense	(727)	(557)
General and administrative expense	(1,459)	(1,743)
Accretion	(132)	(128)
Write off of mineral property	(62)	-
Net profit (loss) from operations	(1,414)	1,444
Interest expense (net)	(515)	(658)
Warrant mark to market gain	-	248
Loss from equity investment	(2)	(5)
Foreign exchange loss	(1)	(4)
Other income	4	-
Net loss	(1,928)	1,025

Profit (loss) per share – basic and diluted	(0.01)	0.01

Revenue per pound sold	36.05	45.08

Total cost per pound sold	27.24	36.91

Gross profit per pound sold	8.81	8.17

	Six months ended June 30,
	2016	2015
	$	$

Sales	9,461	25,600
Cost of sales	(6,949)	(19,181)
Gross profit	2,512	6,419
Exploration and evaluation expense	(1,542)	(1,235)
Development expense	(1,276)	(1,586)
General and administrative expense	(2,824)	(3,260)
Accretion expense	(265)	(254)
Write-off of mineral properties	(62)	-
Net profit (loss) from operations	(3,457)	84
Interest expense (net)	(1,069)	(1,346)
Warrant mark to market gain	31	171
Loss from equity investment	(2)	(5)
Write-off of equity investments	(189)	-
Foreign exchange loss	(273)	(3)
Other income	42	-
Net loss	(4,917)	(1,099)

Loss per share – basic and diluted	(0.04)	(0.01)

Revenue per pound sold	36.07	46.53

Total cost per pound sold	26.52	31.67

Gross profit per pound sold	9.55	14.86

Sales

We sold a total of 187,000 and 262,000 pounds of U3O8 during the three and six months ended June 30, 2016 for an average price of $36.05 and $36.07 per pound, respectively, and 404,000 and 550,000 pounds of U3O8 during the three and  six months ended June 30, 2015 for an average price of $45.08 and $46.53 per pound, respectively. The fluctuation in sales prices relates primarily to the contractual delivery commitments and higher spot prices in 2015.

Cost of Sales

Our cost per pound sold for produced inventory decreased $1.74 to $27.24 from $28.98 compared to the same quarter in 2015 and by $5.77 from $26.52 to $32.29 for the six month periods.  The high cost in 2015 was partially due to severance and ad valorem factor increases by the state of Wyoming in the fourth quarter which were later rescinded and reissued at lower amounts.  The effect of the higher costs was reflected in the cost of sales in Q1 2015 as the inventory flowed through the process and into conversion facility inventory.  Also, much of the depreciation on the reclamation costs of mine unit 1 was incurred by August 2015 so non-cash costs were significantly higher in 2015.  Finally, our costs have stabilized as production has become more consistent although volume was down in the current year.

Gross Profit

The gross profit was $1.6 million and $2.5 million for the three and six months ended June 30, 2016, respectively, which represents gross profit margins of approximately 24% and 26% as compared to $4.4 million and $6.4 million in the respective periods in 2015, which represented gross profit margins of approximately 24% and 27%, respectively.  Gross profit per pound sold decreased to $8.81 in 2016 Q2 from $10.94 in 2015 Q2.  For the six month period, gross profit per pound decreased $2.11 to $9.55 from $11.66 in 2015.  The primary reason for the significant fluctuation in gross profit is the contractual sales prices of the contracts delivered into for the periods.  The quarter on quarter fluctuation is due to the timing of the deliveries into various contracts with different pricing points.

Operating Expenses

Total operating expense for the three and six months ended June 30, 2016 was $3.1 million and $6.0 million, respectively. Operating expenses includes exploration and evaluation expense, development expense and G&A expense. These expenses decreased by $0.1 million and $0.6 million compared to the same periods in 2015 due primarily to costs associated with labor, legal and consulting for the current quarter and drilling and header house construction that was lower for the year to date in 2016 compared to 2015.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.1 million and $0.3 million for the three and six months ended June 30, 2016 compared to the same periods in 2015. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. Costs increased for the three and six months due to increases in labor costs including bonuses and fringe benefit charges.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses increased by $0.2 million during the current quarter but decreased $0.6 million in the six months ended June 30, 2016 compared to the same periods in 2015.  The increase for the current quarter related to increased drilling activity ($0.2 million) relating to maintenance and improvements on existing holes as well as increased consulting costs of $0.1 million.  For the six month periods, the decrease was primarily related to a reduction in the drilling and header house construction costs in 2016 compared to 2015.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively, compared to 2015. The decrease related mainly to reduced external consulting and legal expenses, which was combined with lower labor costs.

Other Income and Expenses

Net interest expense declined $0.1 million and $0.3 million during the three and six months ended June 30, 2016 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in U.S. dollars and not

Canadian dollars, which is the parent company’s functional currency, these warrants are considered a derivative and are therefore treated as a liability. The mark to market gain and loss is based on changes in exchange rates and the other factors used in the calculation of Black-Scholes valuations which are not directly related to the Company’s results of operations.

Loss per Common Share

The basic and diluted losses per common share for the three and six months ended June 30, 2016 were $0.01 and $0.04, respectively and a gain of  $0.01 and loss of $0.01 for the same periods in 2015. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Liquidity and Capital Resources

As of June 30, 2016, we had cash resources, consisting of cash and cash equivalents of $2.5 million, an increase of $1.1 million from the December 31, 2015 balance of $1.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $0.6 million in operating activities during the six months ended June 30, 2016. During the same period, we used less than $0.1 million for investing activities and generated $1.5 million from financing activities.

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

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had obtained interim financing from RMB which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMB loan facility. We subsequently renegotiated the loan amount to $6.5 million together with an additional line of credit of $3.5 million. The RMB loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 8.76% in total) plus eight equal quarterly principal payments which commenced June 30, 2014. On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014. As of June 30, 2016, the loan was fully paid while the balance on the line of credit is $2.2 million. The RMB loan facility is secured by all of the assets of Pathfinder.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of June 30, 2016, the balance of the State Bond Loan was $26.7 million.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE MKT or other U.S. market  through the distribution agents for aggregate sales proceeds of up to $10,000,000. During the quarter, we sold 164,979 common shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand.  After deducting transaction fees and commissions, and all costs associated with the completing the agreement and filing the related prospectus supplement, net proceeds received were $20 thousand.

Collections for the six months from U3O8 sales totaled $6.9 million.

Operating activities used cash of $0.6 million during the six months ended June 30, 2016 as compared to generating $4.0 million during the same period in 2015.  The net loss for the six months ended June 30, 2016 was $3.8 million greater than the corresponding loss in 2015.  The most significant features of 2016 were the generation of $5.1 million from the assignment of two deliveries scheduled for later in 2016 to a uranium trader, which was offset by an increase in inventory, primarily at the conversion facility, of $1.5 million due to low sales volume combined with continued production during the first six months and $2.5 million in receivables from customers due to a sale occurring on the last day of the quarter.

During the first six months of 2016, the Company invested less than $0.2 million in equipment and other assets and received $0.1 million in proceeds from the sales of used vehicles.

During the first six months of 2016, the Company generated a net of $5.9 million from a bought deal financing.  The Company used $4.3 million for principal payments on the RMB and Sweetwater debts.

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

Looking ahead

The average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, for the week of July 25, 2016 was $25.00. As a result of the continuing low spot price environment, we anticipate that we will continue to maintain production at levels that will be consistent with our 2016 contractual sales obligations, which are 662,000 pounds at an average realizable price of $47.61 per pound (including the deliveries assigned during the first quarter) in the current year.

The monthly 2016 production target for Lost Creek is to dry and drum an average of 50,000 to 60,000 pounds U3O8. Production at this level will permit delivery into our remaining 2016 term contract commitment, discretionary spot sales, and the continuing buildup of our inventory, with an estimated final production for 2016 within the range of 600,000 to 700,000 pounds U3O8. Our production rate may be adjusted based on operational refinements, and indicators in the market, including uranium spot market and term pricing, and other factors. The assignment of delivery obligations we made in March 2016 permits us greater flexibility to make such operational decisions and/or to continue to build inventory.

During the six months ended June 30, 2016, we sold 262,000 pounds of U3O8 at an average price per pound of $36.07. Our gross margin per pound sold during the six-month period was $9.55, or approximately 27%, which was lower than our projected margin percentage for the year due to a higher concentration of spot sales and deliveries into contracts with a lower price and a slightly higher cost per pound sold due to lower production volumes.  Our projected deliveries for the balance of the year will be into contracts generating higher prices and we expect the profit margins for the year 2016 to be between 25% and 30%.

As at July 28, 2016, our unrestricted cash position was $0.7 million. We will be collecting $8.7 million on sales of 164,000 pounds within the next week.  Given our current cash resources, contracted sales positions and low cash costs per pound, we do not anticipate the need for additional funding in 2016 unless it is advantageous to do so.

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

As of June 30, 2016, the average current spot and long term prices of U3O8 were $26.70 and $40.50, respectively. This compares to prices of $34.23 and $44.00 as of December 31, 2015. Management reviewed impairment indicators and the effect the continued decline in uranium prices have on the valuation of the Company’s mineral properties.    Due to the anticipated timing of production and existence of long-term delivery contracts for near term production, management has determined that no impairment of their investment in mineral properties is necessary at this time.

Management did identify that the underlying value of the assets in the Bootheel investment declined due to the lower uranium prices during the three months ended March 31, 2016.  This loss was reflected in the statement of operations and comprehensive loss as a write off of equity investment.  No additional impairment has been considered necessary for the 3 month period ended June 30, 2016.

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

New accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-

specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted.  We are assessing the impact this pronouncement may have on our financial reporting.

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

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to July 28, 2016. As of July 28, 2016, we had outstanding 143,605,552 common shares and 8,001,602 options to acquire common shares.

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

Currency risk

At June 30, 2016 we maintained a balance of $0.8 million in foreign currency resulting in a low currency risk.

Normally, we maintain under $0.2 million in foreign currency balances.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $25.00 per pound as of July 25, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended June 30, 2016 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: July 29, 2016	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Acting Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2016	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)