Form 10-Q
period 2016-09-30
UR-ENERGY INC
filed 2016-10-28
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of October 26, 2016, there were 143,605,552 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate,” "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the maintainance of steady state operations at Lost Creek while maintaining low-cost production; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for recovery from LC East and the KM horizon; (iv) the timing of commencement of use of the Class V water disposal system, and results of operation; (v) the outcome and impact of ongoing regulatory rulemaking and other changes in regulation and/or legislation; (vi) the ability to complete additional favorable uranium sales agreements including spot sales if production is available and the market warrants; (vii) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (viii) the technical and economic viability of Shirley Basin and the timing and outcome of applications for regulatory approval to build and operate an ISR mine at Shirley Basin; (ix) the outcome of our forecasts and production projections; and (x) the continuing and long-term effects on the uranium market of supply and demand changes and projections. These other factors include, among others, the following: future estimates for production, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; our lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 26, 2016.

Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all resource estimates included in this Form 10-Q have been prepared in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. NI 43-101 permits the reporting of an historical estimate made prior to the adoption of NI 43-101 that does not comply with NI 43-101 to be disclosed using the historical terminology if the disclosure: (a) identifies the source and date of the historical estimate; (b) comments on the relevance and reliability of the historical estimate; (c) to the extent known, provides the key assumptions, parameters and methods used to prepare the historical estimate; (d) states whether the historical estimate uses categories other than those prescribed by NI 43-101; and (e) includes any more recent estimates or data available.

Canadian standards, including NI 43-101, differ significantly from the requirements of the United States Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resource” does not equate to the term “‘reserves,”.  Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources,” “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with U. S. standards.

NI 43-101 Review of Technical Information: James A. Bonner, Ur-Energy Vice President Geology, P.Geo. and Qualified Person as defined by NI 43-101, reviewed and approved the technical information contained in this Form 10-Q.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents (note 3)	2,961	1,443
Accounts receivable (note 4)	3,298	9
Inventory (note 5)	3,405	3,345
Prepaid expenses	866	916
	10,530	5,713
Restricted cash (note 6)	7,557	7,557
Mineral properties (note 7)	48,472	50,610
Capital assets (note 8)	29,366	30,788
Equity investment (note 9)	-	1,089
	95,925	95,757
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 10)	4,753	4,567
Current portion of notes payable (note 11)	5,508	8,527
Accrued federal income tax	-	43
Deferred revenue (note 12)	2,498	-
Environmental remediation accrual	85	86
	12,844	13,223
Notes payable (note 11)	20,585	23,937
Asset retirement obligations (note 13)	26,610	26,061
Other liabilities - warrants	-	35
	60,039	63,256
Shareholders' equity (note 14)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 143,605,552 at September 30, 2016 and 130,188,775 at December 31, 2015	174,866	168,911
Warrants	4,109	4,175
Contributed surplus	14,991	14,632
Accumulated other comprehensive income	3,608	3,357
Deficit	(161,688)	(158,574)
	35,886	32,501
	95,925	95,757

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sales (note 15)	12,068	8,491	21,529	34,091

Cost of sales	(5,818)	(4,180)	(12,767)	(23,361)

Gross profit	6,250	4,311	8,762	10,730

Operating Expenses
Exploration and evaluation	(828)	(981)	(2,370)	(2,216)
Development	(1,108)	(1,930)	(2,384)	(3,516)
General and administrative	(972)	(1,081)	(3,796)	(4,341)
Accretion of asset retirement obligations (note 13)	(134)	(129)	(399)	(383)
Write-off of mineral properties (note 7)	-	-	(62)	-

Income (loss) from operations	3,208	190	(249)	274

Interest expense (net)	(474)	(624)	(1,543)	(1,970)
Warrant mark to market adjustment	5	140	36	311
Loss on equity investment (note 9)	(3)	-	(5)	(5)
Write-off of equity investments (note 9)	(900)	-	(1,089)	-
Foreign exchange gain (loss)	(6)	7	(279)	(1)
Other income (loss)	(27)	5	15	5
Net income (loss) for the period	1,803	(282)	(3,114)	(1,386)

Income (loss) per common share
Basic and diluted	0.01	-	(0.02)	(0.01)

Weighted average number of common shares outstanding
Basic and diluted	143,605,552	130,187,127	141,324,039	130,012,501

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	1,803	(282)	(3,114)	(1,386)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	2	254	251	272
Comprehensive income (loss) for the period	1,805	(28)	(2,863)	(1,114)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2015	130,188,775	168,911	4,175	14,632	3,357	(158,574)	32,501

Exercise of stock options	16,620	13	-	(4)	-	-	9
Common shares issued for cash, net
of $883 of issue costs	13,085,979	5,686	-	-	-	-	5,686
Redemption of vested RSUs	314,178	256	-	(306)	-	-	(50)
Expiry of warrants	-	-	(66)	66	-	-	-
Non-cash stock compensation	-	-	-	603	-	-	603
Net loss and comprehensive income	-	-	-	-	251	(3,114)	(2,863)

Balance, September 30, 2016	143,605,552	174,866	4,109	14,991	3,608	(161,688)	35,886

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2016	2015
Cash provided by (used in)
Operating activities
Net loss for the period	(3,114)	(1,386)
Items not affecting cash:
Stock based expense	603	675
Depreciation and amortization	3,852	5,354
Accretion of asset retirement obligations	399	383
Amortization of deferred loan costs	114	138
Provision for reclamation	(1)	-
Write off of investments	1,089	-
Write-off of mineral properties	62	-
Warrants mark to market gain	(36)	(311)
Gain on disposition of assets	(14)	(6)
Loss on foreign exchange	281	-
Deferred revenue recognized	(2,588)	-
Other loss	5	5
RSUs redeemed to pay withholding	(9)	(142)
Proceeds from assignment of sales contract	5,085	-
Change in non-cash working capital items:
Accounts receivable	(3,289)	22
Inventory	(60)	310
Prepaid expenses	(86)	(6)
Accounts payable and accrued liabilities	243	617
Accrued income taxes	30	-
	2,566	5,653
Investing activities
Funding of equity investment	(5)	(4)
Proceeds from sale of property and equipment	91	17
Purchase of capital assets	(281)	(45)
	(195)	(32)
Financing activities
Issuance of common shares and warrants for cash	6,568	-
Share issue costs	(880)	-
Proceeds from exercise of stock options	9	410
Repayment of debt	(6,486)	(5,509)
	(789)	(5,099)
Effects of foreign exchange rate changes on cash	(64)	1
Net change in cash and cash equivalents	1,518	523
Beginning cash and cash equivalents	1,443	3,104
Ending cash and cash equivalents	2,961	3,627

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company was continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage mining company, as defined by U. S. Securities and Exchange Commission (“SEC”) Industry Guide 7, headquartered in Littleton, Colorado.  The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development and production of uranium mineral resources located in Wyoming. As of August 2013, the Company commenced uranium production at its Lost Creek Project in Wyoming.

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

New accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted.  We are assessing the impact this pronouncement may have on our financial reporting.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us beginning in the first quarter of fiscal 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09,  Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	September 30, 2016	December 31, 2015
	$	$
Cash on deposit at banks	1,340	1,202
Money market funds	1,621	241

	2,961	1,443

4.Accounts Receivable

The Company’s accounts receivable consist of the following:

	As at
	September 30, 2016	December 31, 2015
	$	$
Trade accounts receivable
Company A	3,270	-
Other Companies	21	-
Total trade receivables	3,291	-
Other receivables	7	9

Total accounts receivable	3,298	9

The names of the individual companies have not been disclosed for reasons of confidentiality.

5.Inventory

The Company’s inventory consists of the following:

	As at
	September 30, 2016	December 31, 2015
	$	$
In-process inventory	866	994
Plant inventory	-	742
Conversion facility inventory	2,539	1,609

	3,405	3,345

As of September 30, 2016, there was no inventory on hand with costs in excess of net realizable value.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.    Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	September 30, 2016	December 31, 2015
	$	$

Money market account	7,457	7,457
Certificates of deposit	100	100

	7,557	7,557

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.4 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at September 30, 2016.

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2015	16,662	20,738	13,210	50,610

Change in estimated reclamation costs (Note 13)	338	(188)	-	150
Property write-offs	-	-	(62)	(62)
Amortization	(2,226)	-	-	(2,226)

Balance, September 30, 2016	14,774	20,550	13,148	48,472

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

September 30, 2016

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”) to acquire additional mineral properties. Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations.   At June 30, 2016, the royalty expired and has been terminated.

Other U.S. properties

In June 2016, the Company decided to abandon its claims in the Hauber project and wrote off $62 thousand being the carrying value of the investment in that project. No impairment indicators were identified or recorded for any properties other than the investment in Bootheel described below.

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	September 30, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,236	2,894	342	3,819	3,179	640
Enclosures	32,991	4,816	28,175	32,987	3,578	29,409
Machinery and equipment	1,262	574	688	1,031	507	524
Furniture, fixtures and leasehold improvements	119	97	22	119	92	27
Information technology	1,152	1,013	139	1,111	923	188

	38,760	9,394	29,366	39,067	8,279	30,788

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

9.Equity Investment

Following its earn-in to the Bootheel Project in 2009, Jet Metals Corp. was required to fund 75% of the project’s expenditures and the Company the remaining 25%. The project has been accounted for using the equity accounting method with the Company’s pro rata share of the project’s loss included in the Statement of Operations since the date of earn-in and the Company’s net investment reflected on the Balance Sheet. Under the terms of the operating agreement, the Company elected not to participate financially for the year ended March 31, 2012 which reduced the Company’s ownership percentage to approximately 19%. The equity accounting method has been continued because the Company has an equal number of members on the management committee as the other member and can directly influence the budget, expenditures and operations of the project.

In 2016, the Company performed quarterly impairment analyses based on the mineralization at the Bootheel property and the then current spot price.  It determined that impairments reflecting the then current spot price were warranted.  Upon further analysis, it was determined that the deteriorating market conditions have made the investment not currently economically viable.  Therefore, while the ownership interest will continue to be carried by the Company and the related resources retained, the Company has elected to write off the remaining basis in the investment as of September 30, 2016 resulting in a charge of $889 for the quarter and $1,089 for the year.

10.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	September 30, 2016	December 31, 2015
	$	$
Accounts payable	1,188	1,402
Severance and ad valorem tax payable	2,166	1,992
Payroll and other taxes	1,399	1,173

	4,753	4,567

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

On March 14, 2014, the Company modified a loan facility with RMB to include a $3.5 million line of credit. On October 15, 2015, the loan was amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest at a rate of approximately 9.13%.  This was considered a modification for accounting purposes.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of September 30, 2016 are considered current.

The following table lists the current (within 12 months) and long term portion of each of the Company’s debt instruments:

	As at
	September 30, 2016	December 31, 2015
	$	$
Current debt
Sweetwater County Loan	4,558	4,367
RMB First Loan Facility	1,078	4,312
	5,636	8,679

Less deferred financing costs	(128)	(152)
	5,508	8,527

Long term debt
Sweetwater County Loan	21,071	24,514
Less deferred financing costs	(486)	(577)
	20,585	23,937

Schedule of payments on outstanding debt as of September 30, 2016:

Debt	Total	2016	2017	2018	2019	2020	Subsequent	Maturity
	$	$	$	$	$	$	$
Sweetwater County Loan
Principal	25,629	1,115	4,623	4,895	5,183	5,487	4,326	October 1, 2021
Interest	4,042	368	1,311	1,039	752	447	125

RMB First Loan Facility
Principal	1,078	1,078	-	-	-	-	-	December 31, 2016
Interest	25	25	-	-	-	-	-

Total	30,774	2,586	5,934	5,934	5,935	5,934	4,451

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

12.Deferred Revenue

In March 2016, the Company assigned its 2016 contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The first delivery occurred in July 2016 while the second is scheduled for the fourth quarter.  The Company reflects payments as revenue when the related deliveries under the contracts are settled.  Accordingly, the Company recognized $2.6 million of revenue in the current quarter as a result of the July delivery.

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

At September 30, 2016, the total undiscounted amount of the future cash needs was estimated to be $27.2 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 6 is related to the surety bonds which provide security to the governmental agencies on these obligations.

	For the period ended
	September 30, 2016	December 31, 2015

	$	$
Beginning of period	26,061	23,445
Change in estimated liability	150	2,101
Accretion expense	399	515

End of period	26,610	26,061

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

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	US$

Balance, December 31, 2015	9,974,407	0.88

Exercised	(16,620)	0.59
Forfeited	(777,042)	0.71
Expired	(2,282,512)	1.63

Outstanding, September 30, 2016	6,898,233	0.69

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the nine months ended September 30, 2016 was $0.5 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2016, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	Intrinsic	Number	contractual	Intrinsic
price	of options	life (years)	Value	of options	life (years)	Value	Expiry
US$			US$			US$
			(thousands)			(thousands)

0.88	200,000	0.1	-	200,000	0.1	-	October 24, 2016
0.69	826,143	0.3	-	826,143	0.3	-	January 12, 2017
1.06	200,000	0.3	-	200,000	0.3	-	February 1, 2017
0.90	100,000	0.4	-	100,000	0.4	-	March 1, 2017
0.58	1,137,805	1.2	-	1,137,805	1.2	-	December 7, 2017
0.59	510,324	1.6	-	510,324	1.6	-	April 25, 2018
0.95	100,000	1.8	-	100,000	1.8	-	August 1, 2018
0.91	794,443	2.2	-	794,443	2.2	-	December 27, 2018
1.28	100,000	2.5	-	100,000	2.5	-	March 31, 2019
0.78	837,228	3.2	-	837,228	3.2	-	December 12, 2019
0.87	200,000	3.7	-	152,000	3.7	-	May 29, 2020
0.66	709,262	3.9	-	383,002	3.9	-	August 17, 2020
0.61	1,183,028	4.2	-	638,837	4.2	-	December 11, 2020

0.69	6,898,233	2.2	-	5,979,782	1.9	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.64 as of the last trading day in the period ended September 30, 2016, that would have been received by the option holders had they exercised their options as of that date.  No options were in-the-money as of September 30, 2016.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		US$
Unvested, December 31, 2015	860,095	0.82

Vested	(186,733)	0.84
Forfeited	(20,401)	0.66

Unvested, September 30, 2016	652,961	0.70

As of September 30, 2016, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	Intrinsic
Grant date	RSUs	(years)	Value
			US$
			(thousands)
December 12, 2014	94,609	0.20	46
March 13, 2015	110,278	0.45	54
August 17, 2015	177,314	0.88	87
December 11, 2015	270,760	1.20	133

	652,961	0.84	320

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

The following represents warrant activity during the period ended September 30, 2016.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

	Number	Weighted-
	of	average
	Warrants	exercise price
		US$
Outstanding, December 31, 2015	8,224,112	1.71

Expired	(25,000)	0.76

Outstanding, September 30, 2016	8,199,112	1.04

As of September 30, 2016, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
US$			US$
			(thousands)

1.35	2,354,545	0.2	-	December 19, 2016
0.91	4,294,167	1.7	-	June 24, 2018
0.95	1,550,400	1.9	-	August 27, 2018

1.04	8,199,112	1.3	-

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2016 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, there was approximately $0.2 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.3 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 0.6 years and 0.9 years, respectively.

Cash received from stock options exercised during the nine months ended September 30, 2016 was less than $0.1 million and $0.4 million for the nine months ended September 30, 2015.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no options or RSUs granted in the nine months ended September 30, 2016.  The following assumptions were used in the calculations:

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sales consist of:

	Nine months ended September 30,
	2016		2015
	$		$
Sale of produced inventory
Company A	9,471	44.0%	6,098	17.9%
Company B	6,375	29.6%	5,094	14.9%
Company C	3,075	14.2%	4,343	12.7%
Company D	-	0.0%	6,671	19.6%
	18,921	87.9%	22,206	65.1%
Sales of purchased inventory
Company E	-	0.0%	11,846	34.7%

Total sales	18,921	87.9%	34,052	99.9%

Disposal fee income	21	0.1%	39	0.1%
Recognition of revenue from sale of deliveries under assignment	2,587	12.0%	-	0.0%

	21,529	100.0%	34,091	100.0%

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

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $9.9 million at risk at September 30, 2016 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2016.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts for set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at September 30, 2016, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $2.4 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 5.0 years, and asset retirement obligations with estimated completion dates until 2033.

In February 2016, the Company raised $5.7 million (net of costs of $766 thousand) from the issuance of 12.9 million shares priced at $0.50 per share pursuant to a bought-deal financing.  The rationale for raising funds was due to a change in the timing of contracted deliveries and payment commitments in 2016.  The Company has relied primarily on cash flow from operations since deliveries from production commenced on a regular basis in 2014.

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. Since its inception, we have sold 164,979 common shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand. After deducting all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received $13 thousand.

We do not anticipate the need for additional funding in 2016 unless it is advantageous to do so.  The Company may continue to consider additional financing opportunities until it builds sufficient cash reserves to cover the variability of cash receipts that result from a limited number of large sales annually which is typical in this industry.  Although the Company has been successful in raising debt and equity financing in the past there is no assurance that such financing will be available at all or on terms acceptable to us.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a nominal effect on either the three and nine months ended September 30, 2016 or the comparable three and nine months in 2015. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corp. (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated February 26, 2016.

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

Mineral Rights and Properties

Ten of our U.S. properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently we control nearly 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 37,500 acres (15,530 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”).  The decrease in acreage and total mining claims in the greater Lost Creek Property results from the abandonment of approximately 200 claims at the EN Project on the eastern side of the Property.  We currently do not report any mineral resource on that particular project. Additionally, in the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,500 Company-controlled acres.

Lost Creek Property

For the nine months ended September 30, 2016, together, contract and spot sales from U3O8 produced at Lost Creek totaled 462,000 pounds at an average price of $40.95 per pound for sales revenues of $18.9 million.  The Results of Operations are detailed further below. The Company also recognized $2.6 million of deferred revenue in the third quarter from the first half of the assignment transaction that was completed in 2016 Q1.  The second half is expected to be recognized in the fourth quarter of 2016.

Development and Operations at Lost Creek

Production rates at Lost Creek during the quarter were within the projected level of 140,000 to 170,000 dried and drummed pounds. We continued to operate all Mine Unit 1 (“MU1”) header houses (“HH”) throughout the quarter, including HH 1, which was first brought on line in August 2013. The thirteenth and final originally-planned header house in MU1 was brought online late in May. As previously reported, HH 13 and its related patterns of production wells include certain refinements in design and well completion techniques in an effort to increase injectivity for even greater well performance. Results of HH 13’s operations continue to validate these refinements, which are now in the process of being selectively applied to the other twelve header houses within MU1.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments are intended to include recovery from the KM horizon and to include recovery of the uranium resource in the LC East project immediately adjacent to the Lost Creek project. Reviews by both the NRC and WDEQ were commenced and, in September 2015, the BLM issued a Notice of Intent to prepare an environmental impact statement for the amendments.  We are responding to additional comments from the agencies, as part of the review process. Additional monitor wells have been drilled to provide additional hydrologic data in response to certain of the comments.

All general regulatory authorizations for Underground Injection Control (UIC) Class V wells have been completed for Lost Creek. Following receipt of the final such approval from NRC in September, we have been conducting pre-operational analyses and final testing, upon which final operational approvals will be provided by the regulators. These relatively shallow Class V wells will allow for the onsite disposal of up to 200 gpm of fresh permeate (i.e., clean water) from operations. Site operators will use the reverse osmosis (RO) circuits, which were installed during initial construction of the plant, to process waste water into brine and permeate streams. The brine stream will continue to be disposed of in the UIC Class I deep wells while the clean, permeate stream will be injected into the UIC Class V wells. We expect that the wells and RO system will be fully operational in fourth quarter 2016. We anticipate that this new disposal system will enhance waste water disposal capacity at the site.

Following a public comment period, the EPA continues with its rulemaking on changes to Part 192, which sets forth groundwater restoration and stabilization requirements for ISR uranium projects. Subsequent to the end of the quarter, the final form of rule has been forwarded to the Office of Management and Budget as a part of the routine progression of the rulemaking prior to its publication in the Federal Register. Together with others in industry, we continue to assess the potential impacts this rulemaking may have on our operations if and as it may be finalized.

Shirley Basin Project

WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin, which was submitted in December 2015. Preparation of the application for source material license is nearing completion. We continue to monitor the progress of WDEQ’s effort to become an agreement state under its Land Quality Uranium Recovery Program.

Other Mineral Properties

In June 2016, we elected to not renew our claims in the area known as the Hauber Project.  As a result, we have written off our investment of $62 thousand in that project. We maintain the related geologic database for the project to support future activities if warranted. In addition to the claims at the Hauber Project and those mentioned above at the EN Project, we also chose to abandon certain non-essential claims at other projects.  The carrying value of the properties affected by this decision was not affected.

Results of Operations

U3O8 Production and Sales

During the nine months ended September 30, 2016, we captured 434,446 pounds of U3O8 within the Lost Creek plant. 450,045 pounds were packaged in drums and 480,404 pounds of the drummed inventory were shipped to the conversion facility. We sold 462,000 pounds of U3O8 during the period. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year.  We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

Production and Production Costs	Unit	2016 Q3	2016 Q2	2016 Q1	2015 Q4	Year to date

Pounds captured	lb	141,774	133,341	159,331	211,717	434,446
Ad valorem and severance tax	$000	$552	$304	$420	$470	$1,276
Wellfield cash cost (1)	$000	$858	$846	$1,013	$1,017	$2,717
Wellfield non-cash cost (1)(2)	$000	$778	$778	$731	$619	$2,287
Ad valorem and severance tax per pound captured	$/lb	$3.89	$2.28	$2.64	$2.22	$2.94
Cash cost per pound captured	$/lb	$6.05	$6.34	$6.36	$4.80	$6.25
Non-cash cost per pound captured	$/lb	$5.49	$5.83	$4.59	$2.92	$5.26

Pounds drummed	lb	145,893	130,308	173,844	189,480	450,045
Plant cash cost (3)	$000	$1,564	$1,505	$1,696	$1,687	$4,765
Plant non-cash cost (2)(3)	$000	$494	$494	$497	$497	$1,485
Cash cost per pound drummed	$/lb	$10.72	$11.55	$9.76	$8.90	$10.59
Non-cash cost per pound drummed	$/lb	$3.39	$3.79	$2.86	$2.63	$3.30

Pounds shipped to conversion facility	lb	149,540	148,714	182,150	181,568	480,404
Distribution cash cost (4)	$000	$86	$123	$88	$128	$297
Cash cost per pound shipped	$/lb	$0.58	$0.83	$0.48	$0.70	$0.62

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

Production costs have remained relatively consistent over the past four quarters. However, ad valorem and severance tax did increase during the current quarter, which included a year-to-date adjustment that reflected a recently announced ad valorem tax rate increase.  Production levels during the current quarter increased slightly with the addition of pounds from header house 13, which was brought on line in late May.  With the exception of ad valorem and severance taxes, our production cost per pound generally decreased during the quarter because of the production increase.

Our wellfield cash costs increased slightly compared to the second quarter of 2016, due mainly to operating and maintenance supplies which was offset by reduced labor costs.  The increase in supply costs was related to larger supply purchases which do not occur regularly.  The reduction in labor was due to a reduction in force which occurred in June.  Production volume increased for the quarter as header house 13 became fully operational.  The higher production resulted in a slight reduction in wellfield cash cost per pound captured to $6.05 per pound.

Plant cash costs also increased slightly for the quarter due mainly to indirect costs such as monitoring, consulting and permitting and related governmental costs.  However, pounds drummed increased primarily due to the increase in the number of pounds being captured and subsequently drummed since the completion and implementation of header house 13.  The higher production resulted in a decrease of $0.83 to $10.72 per pound.

Distribution costs in 2016 Q3 were lower than the previous quarter as several assays were received which reflected fewer penalties from contaminants in the product shipped, even though more assays were received in the current quarter than the previous quarter. Pounds shipped were consistent with the previous period.  As a result, the cash cost per pound shipped decreased to $0.58 per pound.

Non-cash costs are normally fixed. However, most of the capitalized restoration costs for the first mine unit were expensed through depreciation as of September 30, 2015 based on our original estimated time to commence restoration. Actual restoration has not commenced because we are still extracting pounds from each header house in the first mine unit. Restoration will not begin until we have completed the extraction process in the first mine unit. This was reflected in the significant decline in non-cash wellfield costs in the fourth quarter of 2015. At December 31, 2015 and again at March 31, 2016, we recorded additional restoration assets for mine unit one based on the approval of updated projected restoration cost reports by the state of Wyoming.  These costs are also being depreciated over approximately two years from the date of recording which will slightly increase the wellfield non-cash costs for the next two years.  Plant non-cash costs were unchanged.

Sales and cost of sales	Unit	2016 Q3	2016 Q2	2016 Q1	2015 Q4	2016 YTD

Pounds sold	lb	200,000	187,000	75,000	225,000	462,000
U3O8 sales	$000	$9,471	$6,741	$2,709	$7,756	$18,921
Average contract price	$/lb	$47.36	$39.35	$39.35	$28.49	$43.77
Average spot price	$/lb	$-	$27.00	$34.50	$36.18	$30.75
Average price per pound sold	$/lb	$47.36	$36.05	$36.12	$34.47	$40.95

U3O8 cost of sales (1)	$000	$5,818	$5,094	$1,855	$5,931	$12,767
Ad valorem and severance tax cost per pound sold	$/lb	$3.09	$2.65	$2.61	$2.80	$2.84
Cash cost per pound sold	$/lb	$17.50	$16.88	$15.41	$15.42	$16.91
Non-cash cost per pound sold	$/lb	$8.50	$7.71	$6.71	$8.13	$7.88
Average cost per pound sold	$/lb	$29.09	$27.24	$24.73	$26.35	$27.63

U3O8 gross profit	$000	$3,653	$1,647	$854	$1,825	$6,154
Gross profit per pound sold	$/lb	$18.27	$8.81	$11.39	$8.11	$13.32
Gross profit margin	%	38.6%	24.4%	31.5%	23.5%	32.5%

Ending Inventory Balances
Pounds
In-process inventory	lb	57,647	62,028	71,602	88,788
Plant inventory	lb	-	3,654	22,062	30,367
Conversion facility inventory	lb	84,808	135,723	173,178	63,776
Total inventory	lb	142,455	201,405	266,842	182,931

Total cost
In-process inventory	$000	$866	$929	$977	$994
Plant inventory	$000	$-	$115	$569	$742
Conversion facility inventory	$000	$2,539	$3,846	$4,388	$1,609
Total inventory	$000	$3,405	$4,890	$5,934	$3,345

Cost per pound
In-process inventory	$/lb	$15.02	$14.98	$13.64	$11.20
Plant inventory	$/lb	$-	$31.47	$25.79	$24.43
Conversion facility inventory	$/lb	$29.94	$28.32	$25.34	$25.23

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Ad valorem and severance tax cost per pound	$/lb	$3.30	$2.68	$2.57	$2.66
Cash cost per pound	$/lb	$17.80	$17.50	$15.85	$15.39
Non-cash cost per pound	$/lb	$8.84	$8.14	$6.92	$7.18
Total cost per pound	$/lb	$29.94	$28.32	$25.34	$25.23

U3O8 sales of $9.5 million for 2016 Q3 were based on selling 200,000 pounds at an average price of $47.36 into regularly-scheduled contract deliveries.  We did not make any spot sales during the quarter.

For the quarter, our cost of sales totaled $5.8 million based on selling 200,000 pounds from production at a total cost per pound of $29.09, up from $27.24 in the previous quarter as the higher priced pounds from the first two quarters made up much of what was sold in the current quarter.

At the end of the quarter, the average cash cost per pound in the conversion facility ending inventory was $17.80, an increase from $17.50 at the end of the previous quarter, and is reflective of the increased cost per pound produced for the previous quarters which was again primarily driven by the lower production levels.

The gross profit from the sale of produced uranium for the quarter was $3.7 million, which represents a gross profit margin of approximately 39%. This was higher than the previous quarter due to a contract sale at a higher price which occurred during the quarter.

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

Average Price Per Pound Sold Reconciliation	Unit	2016 Q3	2016 Q2	2016 Q1	2015 Q4	2016 YTD

Sales per financial statements	$000	$12,059	$6,747	$2,714	$7,786	$21,520
Less disposal fees	$000	$-	$(6)	$(5)	$(30)	$(11)
Less revenue from sale of deliveries under contract	$000	$(2,588)	$-	$-	$-	$(2,588)
U3O8 sales	$000	$9,471	$6,741	$2,709	$7,756	$18,921

Total pounds sold	lb	200,000	187,000	75,000	225,000	462,000

Average price per pound sold	$/lb	$47.36	$36.05	$36.12	$34.47	$40.95

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

In March 2016, the Company assigned its 2016 contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The first delivery occurred in July 2016 while the second is scheduled for the fourth quarter.  The Company reflects the payment as revenue when the related deliveries under the contracts are settled.  Accordingly, the Company recognized $2.6 million of revenue in the current quarter as a result of the July delivery as reflected above.

Total Cost Per Pound Sold Reconciliation [1]	Unit	2016 Q3	2016 Q2	2016 Q1	2015 Q4	2016 YTD

Ad valorem & severance taxes	$000	$552	$304	$420	$470	$1,276
Wellfield costs	$000	$1,636	$1,624	$1,744	$1,636	$5,004
Plant and site costs	$000	$2,059	$1,998	$2,193	$2,184	$6,250
Distribution costs	$000	$86	$123	$88	$128	$297
Inventory change	$000	$1,485	$1,045	$(2,590)	$1,513	$(60)
Total cost of sales	$000	$5,818	$5,094	$1,855	$5,931	$12,767

Total pounds sold	lb	200,000	187,000	75,000	225,000	462,000

Total average cost per pound sold	$/lb	$29.09	$27.24	$24.73	$26.35	$27.63

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

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

The following tables summarize the results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands of U.S. dollars):

	Three months ended September 30,
	2016	2015
	$	$
Sales	12,068	8,491
Cost of sales	(5,818)	(4,180)
Gross profit	6,250	4,311
Exploration and evaluation expense	(828)	(981)
Development expense	(1,108)	(1,930)
General and administrative expense	(972)	(1,081)
Accretion	(134)	(129)
Write off of mineral property	-	-
Net profit (loss) from operations	3,208	190
Interest expense (net)	(474)	(624)
Warrant mark to market gain	5	140
Loss from equity investment	(3)	-
Write-off of equity investment	(900)	-
Foreign exchange loss	(6)	7
Other income	(27)	5
Net loss	1,803	(282)

Profit (loss) per share – basic and diluted	0.01	-

Revenue per pound sold	47.36	56.39

Total cost per pound sold	29.09	27.87

Gross profit per pound sold	18.27	28.52

	Nine months ended September 30,
	2016	2015
	$	$

Sales	21,529	34,091
Cost of sales	(12,767)	(23,361)
Gross profit	8,762	10,730
Exploration and evaluation expense	(2,370)	(2,216)
Development expense	(2,384)	(3,516)
General and administrative expense	(3,796)	(4,341)
Accretion expense	(399)	(383)
Write-off of mineral properties	(62)	-
Net profit (loss) from operations	(249)	274
Interest expense (net)	(1,543)	(1,970)
Warrant mark to market gain	36	311
Loss from equity investment	(5)	(5)
Write-off of equity investments	(1,089)	-
Foreign exchange loss	(279)	(1)
Other income	15	5
Net loss	(3,114)	(1,386)

Loss per share – basic and diluted	(0.02)	(0.01)

Revenue per pound sold	40.95	48.65

Total cost per pound sold	27.63	33.37

Gross profit per pound sold	13.32	15.28

Sales

We sold a total of 200,000 and 462,000 produced pounds of U3O8 during the three and nine months ended September 30, 2016 for an average price of $47.36 and $40.95 per pound, respectively, and 150,000 and 500,000 pounds of produced U3O8 during the three and nine months ended September 30, 2015 for an average price of $56.39 and $44.41 per pound, respectively. In addition, we recognized $2.6 million of revenue from the delivery of uranium by a trader under one of the contracts assigned to it, as discussed above.  In the second quarter of 2015 we sold 200,000 pounds of purchased U3O8 for $59.23 per pound.  This increased our average price per pound sold to $48.65 for the nine months ended September 30, 2015. The fluctuation in uranium sales prices relates primarily to the contractual delivery commitments and higher spot prices in 2015.

Cost of Sales

Our cost per pound sold for produced inventory increased $1.22 to $29.09 from $27.87 compared to the same quarter in 2015 and decreased by $3.34 to $27.63 from $30.97 for the comparable nine month periods.  Including the sale of purchased inventory in 2015, the cost per pound increases to $39.39 for the nine month period. The high cost in 2015 was partially due to severance and ad valorem factor increases by the state of Wyoming in the fourth quarter which were later rescinded and reissued at lower amounts.  The effect of the higher costs was reflected in the cost of sales in Q1 2015 as the inventory flowed through the process and into conversion facility inventory. Also, much of the depreciation on the reclamation costs of mine unit 1 was incurred by August 2015 so non-cash costs were significantly higher in 2015.  Finally, our costs have stabilized as production has become more consistent although volume was down in the current year.

Gross Profit

The gross profit from the sale of produced U3O8  was $3.7 million and $6.2 million for the three and nine months ended September 30, 2016, respectively, which represents gross profit margins of approximately 39% and 33% as compared to $4.3 million and $6.7 million in the respective periods in 2015, which represented gross profit margins of approximately 52% and 30%, respectively. Gross profit per produced pound sold decreased to $18.27 in 2016 Q3 from $28.52 in 2015 Q3. For the nine month period, gross profit per produced pound increased $0.13 to $13.32 from $13.45 in 2015.

Including the revenue from the assigned delivery in 2016 and the sale of purchased U3O8  in 2015, the gross profit for the three and nine months ended September 30, 2016 would be $6.3 million and $8.8 million respectively for gross profit percentages of 51% and 41%. This compares to gross profit of $4.3 million and $10.7 million for the respective periods in 2015, or 51% and 32%, respectively.

The primary reason for the significant fluctuation in gross profit is the contractual sales prices of the contracts delivered into for the periods. The quarter on quarter fluctuation is due to the timing of the deliveries into various contracts with different pricing points.

Operating Expenses

Total operating expense for the three and nine months ended September 30, 2016 was $3.0 million and $8.9 million, respectively. Operating expenses include exploration and evaluation expense, development expense and G&A expense. These expenses decreased by $1.1 million and $1.4 million compared to the same periods in 2015 due primarily to costs associated with labor, legal and consulting for the current quarter and drilling and header house construction that was lower for the year to date in 2016 compared to 2015.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased $0.2 million and increased $0.2 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. Claim and land related costs declined $0.1 million for both the three and six month periods.  Labor costs were lower during the three months due to the reduction in force, but higher for the nine months due to higher bonuses and a larger staff in the preceding quarters compared to comparable quarters in 2015.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $0.8 million during the current quarter and $1.1 million in the nine months ended September 30, 2016 compared to the same periods in 2015.  The decrease was primarily related to a reduction in the drilling and header house construction costs in 2016 compared to 2015.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, compared to 2015. The decrease related mainly to reduced external consulting and legal expenses, which was combined with lower labor costs.

Other Income and Expenses

Net interest expense declined $0.2 million and $0.4 million during the three and nine months ended September 30, 2016 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances.

In December 2013, the Company sold equity units which included one common share and one half warrant for the purchase of stock at US$1.35 per common share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the parent company’s functional currency, these warrants are considered a derivative and are therefore treated as a liability. The mark to market gain and loss is based on changes in exchange rates and the other factors used in the calculation of Black-Scholes valuations which are not directly related to the Company’s results of operations.  The valuation performed at September 30, 2016 indicated that the warrants no longer had any value and the liability was entirely written off.

In 2016, the Company performed quarterly impairment analyses based on the mineralization at the Bootheel property and the then current spot price.  It determined that impairments reflecting the then current spot price were warranted.  Upon further analysis, it was determined that the deteriorating market conditions have made the investment not currently economically viable.  Therefore, while the ownership interest will continue to be carried by the Company and the related resources retained, the Company has elected to write off the remaining basis in the investment as of September 30, 2016 resulting in a charge of $889 for the quarter and $1,089 for the year.

Earnings and Loss per Common Share

The basic and diluted earnings and loss per common share for the three and nine months ended September 30, 2016 were earnings of $0.02 and a loss of $0.01 and losses of $0.00 and $0.01 for the same periods in 2015. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.  Dilution from the warrants was not included as the strike price exceeded the current market price of the common stock.

Liquidity and Capital Resources

As of September 30, 2016, we had cash resources, consisting of cash and cash equivalents of $2.9 million, an increase of $1.5 million from the December 31, 2015 balance of $1.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $2.6 million in operating activities during the nine months ended September 30, 2016. During the same period, we used $0.2 million for investing activities and $0.8 million for financing activities.

Prior to the commencement of U3O8 deliveries and corresponding sales, we financed our operations primarily through the issuance of equity securities and debt instruments. Initial deliveries and product sales commenced in December 2013 although the first collections under those sales did not occur until January 2014. The Company may continue to consider additional financing opportunities until it builds sufficient cash reserves to cover the variability of cash receipts that result from a limited number of large sales annually which is typical in this industry.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). Prior to closing the State Bond Loan, we had obtained interim financing from RMB which had been paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMB loan facility. We subsequently renegotiated the loan amount to $6.5 million together with an additional line of credit of $3.5 million. The RMB loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 9.13% in total) plus eight equal quarterly principal payments which commenced June 30, 2014. On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014. As of September 30, 2016, the balance on the line of credit is $1.1 million. The RMB loan facility is secured by all of the assets of Pathfinder.

The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of September 30, 2016, the balance of the State Bond Loan was $26.7 million.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. Since its inception, we have sold 164,979 common shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand.  After deducting all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received $13 thousand.

Collections for the nine months from U3O8 sales totaled $15.7 million.

Operating activities generated cash of $2.6 million during the nine months ended September 30, 2016 as compared to $5.7 million during the same period in 2015.  The net loss for the nine months ended September 30, 2016 was $1.7 million greater than the corresponding loss in 2015.  The most significant features of 2016 were the generation of $2.5 million from the assignment of a delivery scheduled for later in 2016 to a uranium trader, which was offset by $3.3 million in receivables from customers due primarily to a sale occurring on the late in the quarter.

During the first nine months of 2016, the Company invested $0.3 million in equipment and other assets and received $0.1 million in proceeds from the sales of used vehicles.

During the first nine months of 2016, the Company used $6.5 million for principal payments on the RMB and Sweetwater debts.  This was partially offset by $5.7 million (net) from a bought deal financing.

Liquidity Outlook

Based upon our current capital balance and the expected timing of product sales, we believe we will be able to meet current obligations without additional funding.  Additional cash may be required for the construction and development of our Shirley Basin Project, but no budget or timetable has been established for that project pending approval of permitting.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We do not anticipate the need for additional funding at this time unless it is advantageous to do so.

Looking ahead

At the end of the second quarter of 2016, the average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, had declined to approximately $26.70.  As a result of that low spot price environment, we implemented cost savings measures, including workforce reductions at all three of our locations, and we deliberately reduced our production rates to levels that would satisfy the 2016 contractual sales obligations remaining at that time.

The average reported spot price per pound of U3O8 continued to decline during the third quarter of 2016, to approximately $23.00 at the end of the quarter.  For the week of October 24, 2016, the average reported price was $20.00 per pound U3O8, which represents a decline of 42% since January 1, 2016, when the price was approximately $34.20.

In response, we have continued to monitor and prudently manage our costs as demonstrated in the earlier Production and Production Costs table.  We have also minimized development expense activities to the extent possible without risking our ability to meet future contractual commitments and have once again lowered our production rates to levels that are consistent with our remaining 2016 and anticipated 2017 contractual sales obligations.

During the quarter, we dried and drummed about 146,000 thousand pounds U3O8, which was at the lower end of the projected range for the quarter.  Because of the deteriorating spot price environment, we have lowered our production forecast again and are now targeting to dry and drum between 40,000 and 45,000 pounds per month in the fourth quarter, which would bring the estimated final production for 2016 within the range of 570,000 to 585,000 pounds.

During the nine months ended September 30, 2016, we sold 462,000 pounds of U3O8 at an average price per pound of $40.95. Our gross margin per pound sold during the nine-month period was $13.32, or approximately 33%. We have one remaining contractual delivery of 100,000 pounds at about $33 per pound and, with it completed, we expect the profit margins for the year 2016 to be between 25% and 30%.

As at October 26, 2016, our unrestricted cash position was $5.2 million. Given our current cash resources, contracted sales positions and low cash costs per pound, we do not anticipate the need for additional funding at this time unless it is advantageous to do so.

Our production rates may be adjusted based on operational refinements, and indicators in the market, including uranium spot market and term pricing, and other factors. These factors may also influence the timing and method of delivery into our contractual sales obligations and the need for discretionary spot sales.

Transactions with Related Parties

Jeff Klenda, Executive Director of the Company, purchased 1,000,000 common shares under the bought-deal financing in February 2016 for gross proceeds of $500,000.

Proposed Transactions

As is typical of the mineral exploration, development and mining industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

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

The development of the wellfield includes injection, production and monitor well drilling and completion, piping within the wellfield and to the processing facility, header houses used to monitor production and disposal wells associated with the operation of the mine.  These costs are expensed when incurred.

Mineral Properties

Acquisition costs of mineral properties are capitalized. When production is attained at a property, these costs will be amortized over a period of estimated benefit.

As of September 30, 2016, the average current spot and long term prices of U3O8 were $23.00 and $37.50, respectively. This compares to prices of $34.23 and $44.00 as of December 31, 2015. Management reviewed impairment indicators and the effect the continued decline in uranium prices have on the valuation of the Company’s mineral properties.    Due to the anticipated timing of production and existence of long-term delivery contracts for near term production, management has determined that no impairment of their investment in mineral properties is necessary at this time.

In 2016, the Company performed quarterly impairment analyses based on the mineralization at the Bootheel property and the then current spot price. It determined that impairments reflecting the then current spot price were warranted. Upon further analysis, it was determined that the deteriorating market conditions have made the investment not currently economically viable. Therefore, while the ownership interest will continue to be carried by the Company and the related resources retained, the Company has elected to write off the remaining basis in the investment as of September 30, 2016.

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

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to October 26, 2016. As of October 26, 2016, we had outstanding 143,605,552 common shares and 6,698,233 options to acquire common shares.

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

Currency risk

At September 30, 2016 we maintained a balance of less than $0.1 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $20.00 per pound as of October 26, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the nine months ended September 30, 2016 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: October 28, 2016	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Acting Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)