Form 10-K
period 2016-12-31
UR-ENERGY INC
filed 2017-03-03
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of March 2, 2017, there were 145,616,297 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2016, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $72.4 million based upon the closing sale price of the Common Shares as reported by the NYSE MKT. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2016, included all directors and officers and two shareholders that held approximately 21.5 million of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain steady state operations at Lost Creek and timing to determine future development and construction priorities; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for LC East and the KM horizon; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the production rates and life of the Lost Creek Project and subsequent production from adjoining properties, including LC East; (vi) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vii) the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (viii) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery (“ISR”) mine at Shirley Basin; (ix) the outcome of our forecasts and production projections; and (x) the continuing and long-term effects on the uranium market of events in Japan in 2011 including supply and demand projections. These other factors include, among others, the following: future estimates for production, development and production ramp-up and operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facilities and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

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

Canadian standards, including NI 43-101, differ significantly from the requirements of the United States Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resource” does not equate to the term “‘reserves.” Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources,” “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with U.S. standards.

NI 43-101 Review of Technical Information: James A. Bonner, Ur-Energy Vice President Geology, P.Geo. and Qualified Person as defined by NI 43-101, reviewed and approved the technical information contained in this Annual Report.

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

Cut-off or cut-off grade	when determining economically viable mineral resources, the lowest grade of mineralized material that can be mined

Formation	a distinct layer of sedimentary or volcanic rock of similar composition

Grade	Quantity or percentage of metal per unit weight of host rock

Host Rock	the rock containing a mineral or an ore body

Modifying Factors

are considerations used to convert Mineral Resources to Mineral Reserves. These include, but are not restricted to, mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors. CIM Definition Standards

Lithology

is a description of a rock; generally, its physical nature. The description would address such things as grain size, texture, rounding, and even chemical composition. A lithologic description would be: coarse grained well rounded quartz sandstone with 10% pink feldspar and 1% muscovite.

Mineral	a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization	a natural occurrence, in rocks or soil, of one or more metal yielding minerals

Outcrop	is that part of a geologic formation or structure that appears at the surface of the Earth.

PFN

is a modern geologic logging method known as Prompt Fission Neutron. PFN is considered a direct measurement of true uranium concentration (% U) and is used to verify the grades of mineral intercepts previously reported by gamma logging. PFN logging is accomplished by a down-hole probe in much the same manner as gamma logs, however, only the mineralized interval plus a buffer interval above and below are logged.

Preliminary Economic Assessment (or PEA)

A Preliminary Economic Assessment performed under NI 43-101. A Preliminary Economic Assessment is a study, other than a prefeasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.

Reclamation

is the process by which lands disturbed as a result of mineral extraction activities are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery, and other physical remnants of mining activities, closure of tailings storage facilities, leach pads, and other features, and contouring, covering and re-vegetation of waste rock, and other disturbed areas.

Uranium

a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” or “yellowcake”, and is produced from uranium deposits. It is the most actively traded uranium-related commodity.

Uranium concentrate

a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

Abbreviations:

BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
PPM	Parts per million
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities Exchange Commission
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
URP	Wyoming Uranium Recovery Program (WDEQ Program name for Agreement State Program under development)
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, WQD/Water Quality Division; AQD/Air Quality Division; and SHWD/Solid and Hazardous Waste Division)
WEQC	Wyoming Environmental Quality Council
WGFD	Wyoming Game and Fish Department

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton

Reporting Currency

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated.  The Financial Statements are presented in accordance with accounting principles generally accepted in the United States.

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

NFUR Bootheel holds an interest in The Bootheel Project, LLC, a limited liability company formed under the laws of the State of Colorado to hold the Bootheel property (and, formerly, the Buck Point property), a venture with Jet Metal Corp., in which, at December 31, 2016, we own a 19.115% interest.

Currently, and at December 31, 2016, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

We are engaged in uranium mining, recovery and processing operations, in addition to the exploration and development of uranium mineral properties. Our wholly-owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”), and started production operation activities in August 2013. Our first sales of production from Lost Creek were made in December 2013; and in the three years since, sales have been made in every quarter.

Currently, we have multiple term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. Combined, these multi-year sales agreements represent a significant portion of our anticipated production into 2021. These agreements, individually, do not represent a substantial portion of our annual projected production, and our business is therefore not substantially dependent upon any one of the agreements.

The Company has contractually committed to sell 600,000 pounds of uranium yellowcake during 2017, at an average price of approximately $51 per pound. During 2016, we worked with our customers to establish our delivery schedule for these 2017 commitments, with distribution of sales throughout the year. This schedule was created in an attempt to avoid uneven cash flows that could result from uneven delivery schedules. Subsequently, we have taken advantage of the low prices at the end of 2016 and in early 2017 to enter into purchase agreements for 410,000 pounds at an average cost of $22 per pound. We have already delivered a portion of the pounds and can readily deliver the remaining pounds from our current inventory and anticipated production as detailed below.

Our other material asset, Shirley Basin, is one of the assets we acquired as a part of the Pathfinder transaction which closed in December 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes in order to complete an NI 43‑101 mineral resource estimate which was released in August 2014; subsequently, an NI 43‑101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015. In December 2015, our application for a permit to mine was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”).

Work is well underway on other applications for all necessary authorizations to mine at Shirley Basin. We have monitored the development of the Wyoming “agreement state” program, by which the NRC will delegate its authority for source material licensure and other radiation safety issues to the WDEQ. We understand that the development of the Uranium Recovery Program (“URP”) remains on schedule for full implementation and transition likely occurring in 2018. Based upon that timing, we currently anticipate submitting our application for a source material license for Shirley Basin to the State URP.

We utilize in situ recovery of the uranium at Lost Creek and will do so at other projects where this is possible. The ISR technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The in situ technique does not require the installation of tailings facilities or significant surface disturbance. This mining method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, sodium bicarbonate as a complexing agent, and carbon dioxide for pH control. The complexing agent bonds with the uranium to form uranyl carbonate, which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using Ion Exchange (“IX”) and captured on resin contained within the IX columns. The groundwater is re-fortified with the oxidizer and complexing agent and sent back to the wellfield to recover additional uranium. A low-volume bleed is permanently removed from the lixiviant flow. A reverse osmosis (RO) process is available to minimize the waste water stream generated. Brine from the RO process, if used, and bleed are disposed of by means of injection into deep disposal wells. Each wellfield is made up of dozens of injection and production wells installed in patterns to optimize the areal sweep of fluid through the uranium ore body.

Our Lost Creek processing facility includes all circuits for the capture, concentration, drying and packaging of uranium yellowcake for delivery into sales. Our processing facility, in addition to the IX circuit, includes dual processing trains with separate elution, precipitation, filter press and drying circuits (this is in contrast to certain other uranium in situ recovery facilities which operate as a capture plant only, and rely on agreements with other producers for the finishing, drying and packaging of their yellowcake end-product). Additionally, a restoration circuit including a RO unit was installed during initial construction to complete groundwater restoration once mining is complete.

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

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO may initially be utilized as a part of our Class V recycling circuit to minimize the waste water stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use by removing a small portion of the groundwater and disposing of it (commonly known as sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to insure the cleanup is complete, thus ending the mining process.

Our Lost Creek processing facility was constructed during 2012 – 2013, with production operations commencing in August 2013. Our first sales were made in December 2013. Nameplate design and NRC-licensed capacity of our Lost Creek processing plant is two million pounds per year, of which approximately one million pounds per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. Production of refined yellowcake was 561,094 pounds and 727,245 pounds in 2016 and 2015, respectively. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and, non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to permit us to process uranium from other of our mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project), or, alternatively to be able to contract to toll mill/process product from other in situ uranium mine sites in the region. This design would permit us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

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

Our Mineral Properties

Our current land portfolio includes 13 projects in Wyoming. Ten of these projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control more than 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of more than 37,500 acres (~15,500 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the Lost Creek Property contain NI 43-101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North.  See Resource Summary below in

Technical Developments. Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Montana
Wyoming
Idaho
Utah
Colorado
South Dakota
Nebraska
POWDER RIVER BASIN
WIND RIVER BASIN
GREEN RIVER BASIN
GREAT DIVIDE BASIN
SHIRLEY BASIN
Granite Mountains
LUCKY MC
SHIRLEY BASIN
LOST CREEK PROPERTY
LOST SOLDIER
BOOTHEEL
Rio Tinto Sweetwater Mill
Uranium One Willow Creek
CAMECO ISR Smith Ranch
Park
Big Horn
Sheridan
Crook
Teton
Hot Springs
Washakie
Johnson
Campbell
Weston
Fremont
Sublette
Natrona
Niobrara
Converse
Goshen
Lincoln
Platte
Sweetwater
Carbon
Albany
Laramie
Uinta
Cody
Sheridan
Buffalo
Gillette
Sundance
Worland
Thermopolis
Newcastle
Jackson
Riverton
Pinedale
Lander
Casper
Douglas
Lusk
Wheatland
Torrington
Kemmerer
Rawlins
Wamsutter
Rock Springs
Evanston
Laramie
Cheyenne
90
25
80

Our Wyoming properties together total more than 55,000 acres (approximately 22,250 hectares) and include two properties, Shirley Basin and Lucky Mc, obtained through our acquisition of Pathfinder Mines Corporation in 2013.

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

LOST CREEK PROPERTY
GREAT DIVIDE BASIN, WYOMING
Great Divide Basin, Wyoming, USA
N
Montana
South Dakota
Nebraska
Idaho
Utah
Colorado
Park
Big Horn
Sheridan
Crook
I-90
Teton
Hot Springs
Washakie
Johnson
Campbell
Weston
Fremont
Natrona
Converse
Niobrara
Sublette
Casper
I-25
Lost Creek
Great Divide Basin
Lincoln
Sweetwater
Rawlins
I-80
Platte
Goshen
Albany
Laramie
Carbon
Uinta
Cheyenne
0
50
100
miles
March 2017

The basic infrastructure (power, water, and transportation) necessary to support our ISR operation is located within reasonable proximity. Generally, the proximity of Lost Creek to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property. Existing regional overhead electrical service is aligned in a north-to-south direction along the western boundary of the Lost Creek Project. A new overhead power line, approximately two miles in length, was constructed to bring power from the existing Pacific Power line to the Lost Creek plant. Power drops have been made to the property and distributed to the plant, offices, wellfields, and other facilities. Additional power drops will be installed as we expand the wellfield operations.

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

For the Lost Creek PEA, in order to accurately reflect existing resources, all resources produced through September 30, 2015 (1,358,407 pounds) were subtracted from total Measured Resources from the HJ Horizon in Mine Unit 1 (“MU1”). All the wells to support the originally-planned 13 header houses (“HHs”) have been completed. HHs 1-1 through 1-11 were operational as of the effective date of the Lost Creek PEA, October 15, 2015. Subsequently, the last two of the originally-planned header houses were brought online (HH 1-12 (November 2015) and HH 1-13 (May 2016)).

All monitor ring wells have been installed and pump-tested in Mine Unit 2 (“MU2”). As of October 15, 2015, the effective date for the Lost Creek PEA, 138 pattern wells have been piloted within HHs 2-1, 2-2 and 2-3. Additionally, two applications for amendments to the license and permits have been submitted. The two applications seek to authorize production in the KM Horizon within the Lost Creek Project and to authorize production in the HJ and KM Horizons within the EMT in the LC East Project.

During 2016, 538,004 pounds of U3O8 were captured within the Lost Creek plant; 561,094 pounds U3O8  were packaged in drums; and 579,179 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, inventory at the conversion facility was approximately 84,689 pounds U3O8.

From production, Lost Creek sold 562,000 pounds U3O8  during calendar 2016 at an average price of $39.49 per pound. After assigning two contract deliveries to a third-party trader as a part of our cash management strategy to offset sales which were rescheduled to the end of the year by one of our customers, contract sales were as expected (462,000 pounds at an average price of $41.38 per pound); however, spot sales were lower than expected (100,000 pounds at an average price of $30.75) due to the continuing low spot price environment.

After more than three years of operations, the 2016 average plant head grade remained at 58 ppm despite having somewhat lower head grades for the fourth quarter. The lower head grade during this period of operation, as well as varying month-to-month grades, is a typical result as the mine matures and older operating patterns remain in the flow regime while newer patterns are brought online.

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

According to the Lost Creek PEA, the mineral resources at the Lost Creek Property are as follows:

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

The Lost Creek PEA discloses changes for the Lost Creek Property which come in the form of an updated mineral resource estimate prompted by recent drilling within Lost Creek’s MU2, exploratory drilling at the Lost Creek and LC East Projects, and the re-estimation of all previously-identified resources for the Property at a revised 0.20 grade-thickness (GT) cut-off. The economic analyses within the Lost Creek PEA have been revised to evaluate the impact of additional identified resources with information and data acquired through two years of ISR operations at Lost Creek. The Lost Creek PEA therefore serves to replace the last economic analyses for the Lost Creek Property from December 2013 and the most recent NI 43-101 Technical Report on the Lost Creek Property, dated June 17, 2015. The Lost Creek PEA covers production through September 30, 2015 and drilling and other exploration and operational activities conducted through October 15, 2015.

On June 17, 2015, the Company published an independent Technical Report for the Lost Creek Property to report increased resources for its operating MU1 and from exploration drilling conducted early in 2015. In order to reconcile higher-than-expected uranium recoveries from production operations in this mine unit, the grade thickness (“GT”) cutoff for uranium intercepts used in resource estimation was lowered from 0.30 to 0.20. Employing these revised guidelines, resources for MU1 were re-mapped and re-evaluated, increasing the MU1 Measured Resources by 55% (after subtraction of MU1 production). Through the monitoring of continued production from MU1, the authors believe the 0.20 GT better represents the uranium resources for the Lost Creek Property. Accordingly, for the Lost Creek PEA, all resource estimations for Lost Creek Property have used the new 0.20 GT cutoff, again, following re-mapping and re-evaluation. Since the June 17, 2015 Technical Report, our activities have resulted in a cumulative increase of mineral resources at the Lost Creek Property of 31% in the Measured and Indicated categories and 28% in the Inferred category.

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

The Lost Creek PEA mineral resource estimate includes drill data and analyses of approximately 3,200 historic and current holes and over 1.8 million feet of drilling at the Lost Creek Project alone. With the acquisition of the Lost Creek project, we acquired logs and analyses from 569 historic holes representing 366,268 feet of data. Since our acquisition of the project we have drilled 2,629 holes and wells including the construction and development drilling during 2013-2016 for MU1 and initial work in MU2 at Lost Creek. Drilling at Lost Creek through October 15, 2015 was included in the PEA. Additionally, drilling from the other five projects at the Lost Creek Property, both historic and our drill programs, is included in the mineral resource estimate. Collectively, this represents an additional 2,387 drill holes (1,306,331 feet).

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

Meanwhile, in related regulatory processes, the BLM prepared and issued, in September 2015, environmental impact statements for and issued amendments to eleven Resource Management Plans (“RMPs”), related to the greater sage-grouse. Included in these RMPs are proposals to designate millions of acres of federal lands currently open for mineral location as lands to be withdrawn from such mineral status. At this time, there are no proposed withdrawals in the area of our mineral projects.

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

During 2016, we received all authorizations for the operation of Underground Injection Control (UIC) Class V wells at Lost Creek. These approvals allow for the onsite recirculation of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators will use the reverse osmosis circuits, which were installed during initial construction of the plant, to treat process waste water into brine and permeate streams. The brine stream will continue to be disposed of in the UIC Class I deep wells while the clean, permeate stream will be injected into the UIC Class V wells. It is expected that these operational procedures will significantly enhance waste water capacity at the site.

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

The surface of all the mining claims is controlled by the BLM, and we have the right to use as much of the surface as is necessary for exploration and mining of the claims, subject to compliance with all federal, state and local laws and regulations.  Surface use on BLM lands is administered under federal regulations.  Similarly, access to state-controlled land is largely inherent within the State of Wyoming mineral lease.  The state lease at the Lost Creek Project requires a nominal surface impact fee to be paid. The other state mineral leases currently do not have surface impact payment obligations.

Exploration and Development Properties

Our Five Projects Adjoining Lost Creek Together with the Lost Creek Project Form the Lost Creek Property

The LC East and LC West Projects (currently, approximately 5,710 acres (2,310 hectares) and 3,840 acres (1,554 hectares), respectively) were added to the Lost Creek Property in 2012. The two projects were formed through location of new unpatented lode mining claims and an asset exchange completed in February 2012 with Uranium One Americas, Inc., through which we acquired 175 unpatented mining claims and related data. In 2012, all baseline studies at LC East were initiated. As discussed above, in 2014, we submitted applications for amendments of the Lost Creek licenses and permits to include development of LC East. We also located additional lode mining claims to secure the lands in what will be the LC East permit area. The East Mineral Trend (the “EMT”) is a second mineral trend of significance, in addition to the MMT at Lost Creek, identified by historic drilling on the lands forming LC East.  Although geologically similar, it appears to be a separate and independent trend from the MMT.  The Lost Creek PEA contains a recommendation that delineation drilling of identified resources in the EMT continue, together with progressing all necessary permit and license amendment to permit future production.

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

The EN Project (approximately 5,500 acres (~ 2,200 hectares)) is adjacent to and east of LC South. Ur-Energy has over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. Although no mineral resource is yet reported due to the limited nature of the data, Company geologists continue to recommend that the EN project should be explored further with wide spaced framework drilling to assess regional alteration and stratigraphic relationships. During 2016, in an effort to contain costs, we reduced the number of federal mining claims and state mineral leases held at the EN project.

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

The Company occasionally performs leach testing on various samples from the Lost Creek Project.  Most recently, in 2010, we performed leach testing on samples from the KM Horizon of the Lost Creek Project (currently in the permit-licensing stage). Seven samples obtained from one-foot sections of core were tested for mineral recovery using the same test methods as in prior tests from the HJ Horizon (currently licensed for production at Lost Creek, and being recovered in MU1). Twenty-five pore volumes of various bicarbonate leach solutions were passed through the samples. Uranium recovery ranged from 54.1 to 93.0% with an average uranium recovery of 80.6%. These results are similar to earlier leaching and recovery tests conducted on behalf of the Company on samples from the HJ Horizon, which returned results consistently averaging 82 – 83%. We believe these results are consistent with industry experience.

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

Both Lucky Mc and Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. We assumed the remaining reclamation responsibilities including financial surety for reclamation, at Shirley Basin and at the Lucky Mc mine site. The Lucky Mc tailings site was fully reclaimed and, at the time of our acquisition, was in the process of being transferred to the U.S. Department of Energy. Therefore, we assumed no obligations with respect to the Lucky Mc tailings site, which were retained by the seller upon closing, or the NRC license at the site.  We do not have plans for the further exploration or development of the Lucky Mc property during 2017.

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

Under the terms of our acquisition of Pathfinder from AREVA in 2013, we were obligated to pay a five percent production royalty on production at the Shirley Basin Project under certain market conditions, if such conditions were triggered prior to June 30, 2016. That contingent royalty was capped to various triggers and could have been repurchased at our election. On June 30, 2016, the royalty lapsed and was terminated because the market conditions had not been triggered.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the United States that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines.  We assumed the operation of the byproduct disposal site and accepted deliveries throughout 2016 under several existing contracts.

Preliminary Economic Assessment for Shirley Basin Uranium Project

In 2014, we issued a Technical Report on Resources for the Shirley Basin Uranium Project Carbon County Wyoming (August 27, 2014). Subsequently, in January 2015, we issued a Preliminary Economic Assessment for the Shirley Basin Uranium Project Carbon County Wyoming, January 27, 2015 (the “Shirley Basin PEA”). The Shirley Basin PEA was prepared under the supervision of WWC Engineering.  The current mineral resources at the Shirley Basin Project are estimated as follows:

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

The Bootheel Project, LLC and The Bootheel Project – Shirley Basin, Wyoming

Jet Metal Corp., formerly Crosshair Energy Corporation (“Jet Metal”) has been the manager of The Bootheel Project, LLC venture since 2007.  Following a decision to not fund our portion of the budget for the venture’s budget year ending March 31, 2012, our ownership interest was reduced from 25% to approximately 19%. Since then, we have maintained our ownership interest by participating in the project’s budgets and programs, which have been limited to nominal land maintenance (payment of maintenance for unpatented mining claims and of state lease rentals) and general overhead (e.g., insurance). In April 2016, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2017, which is the fiscal year end of The Bootheel Project, LLC.  No additional exploration or development activities are expected at this time for 2017. Due to the continuing decline in the spot price of uranium combined with the reduction in minerals when the related lease was not renegotiated, the Company examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

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

December 31 of [year]	2011	2012	2013	2014	2015	2016
Spot price ($)	$ 51.88	$ 43.38	$ 34.50	$ 35.50	$ 34.23	$ 20.25
LT price ($)	$ 62.00	$ 56.50	$ 50.00	$ 49.50	$ 44.00	$ 30.00

End of [month]	31-Aug-16	30-Sep-16	31-Oct-16	30-Nov-16	31-Dec-16	31-Jan-17	28-Feb-17
Spot price (US$)	$ 25.25	$ 23.00	$ 18.75	$ 18.00	$ 20.25	$ 24.50	$ 24.13
LT price (US$)	$ 38.00	$ 37.50	$ 35.50	$ 33.00	$ 30.00	$ 32.50	$ 33.00

The Long Term price as defined by Ux Consulting Company, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 24 months), and quantity flexibility (up to ±10%) considerations.

Government Regulations

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

Minerals exploration and development activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Minerals extraction operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. As of this date, other than with respect to the posting of a performance bond and the costs associated with our permitting and licensing activities, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Environmental Regulations

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

Most recently, the EPA has proposed a draft rulemaking to amend current standards of financial responsibility under Section 108(b) of CERCLA, which requires that classes of facilities establish and maintain evidence of financial responsibility consistent with the degree and duration of risk associated with the production, transportation, treatment, storage, or disposal of hazardous substances. As proposed, the rulemaking could significantly increase the cost of bonding and reclaiming our mineral projects.

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

Employees

At December 31, 2016, Ur-Energy USA employed 18 people in its Littleton, Colorado (8) and Casper, Wyoming (10) offices. Lost Creek ISR, LLC employed 41 people at the Lost Creek Project near Wamsutter, Wyoming.  None of our other subsidiaries had employees in 2016.

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

Risks Related to Our Business

The uranium market is volatile and has limited customers. Current inventories and largely unrestricted imports challenge the US domestic industry.

The marketability of uranium and acceptance of uranium mining is subject to numerous factors beyond our control. The price of uranium may experience volatile and significant price movements over short periods of time. Factors affecting the market include demand for nuclear power; changes in public acceptance of nuclear power generation as a result of any future accidents or terrorism at nuclear facilities, including the continuing effects on the market due to the events following the earthquake and tsunami in Japan in March 2011; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste. Moreover, increasing inventories, sales of excess civilian and military inventories (including from the dismantling of nuclear weapons) by governments and industry participants, as well as the production levels and costs of production in countries such as Kazakhstan have had a substantial impact on the domestic industry.  If the higher inventories and the imports from Kazakhstan and other low-cost production sites remain unchecked on a continuing basis, there could be a significant negative impact to the uranium market which could adversely impact the Company’s future profitability.

Our property interests and our projects are subject to volatility in the price of uranium.

The price of uranium is volatile. Changes in the price of uranium depend on numerous factors beyond our control including international, economic and political trends; changes in public acceptance of nuclear power generation as a result of any future accidents or terrorism at nuclear facilities, including the longer-term effects on the market due to the events following the earthquake and tsunami affecting the Fukushima Daiichi nuclear power station in Japan in 2011; changes in governmental regulations; expectations of inflation; currency exchange fluctuations; interest rates; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties cannot accurately be predicted.  Because most of our properties are in exploration and development stage and Lost Creek commenced operations just over three years ago, it is not yet possible for us to control the impact of fluctuations in the price of uranium.

Mining operations involve a high degree of risk.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where production activities commenced in the second half of 2013. Our operations at the Lost Creek site, which is a remote site in south-central Wyoming, and at other projects as they continue in development will be subject to all the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, including unusual and unexpected geological formations, unanticipated metallurgical difficulties, water management including waste water disposal capacity, equipment malfunctions and parts unavailability, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities expensive, and which may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. In addition to the ESA decision made in 2015, to not list the greater sage-grouse as an endangered species, other rulemakings and proposed legislation are ongoing.  For example, the EPA continues with its rulemaking on changes to Part 192, which sets forth groundwater restoration and stabilization requirements for ISR uranium projects. Other EPA rulemakings relating to maintenance of tailings facilities and holding ponds, which may also have an impact on ISR projects, including Lost Creek are at various stages (e.g., UMTRCA, RCRA and SDWA restoration and stabilization requirements). The changes currently proposed to CERCLA regulations, which would significantly increase financial obligations and surety bonding, could also have a commensurate impact on ISR projects. These are not the only laws and regulations which are the subject of discussion and proposed more restrictive changes. Moreover, compliance with environmental quality requirements and reclamation laws imposed by federal, state and local governmental authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties and mining and energy production activities have occurred near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential for liability may exist under federal or state remediation statutes.

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

Our properties do not contain any mineral reserves as defined under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources” above. Until mineral reserves or mineral resources are actually mined and processed, the quantity of mineral resources and grades must be considered as estimates only. The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by Canadian securities regulators or the SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing ISR mining, such as the Lost Creek Project or the Shirley Basin Project. As a result, and despite the fact that the Company commenced recovery of U3O8 at the Lost Creek Project in August 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact the Company’s future profitability.

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

All estimates are, to some degree, uncertain. For these reasons, estimates of the recoverable mineral resources prepared by different professionals or by the same professionals at different times, may vary substantially. As such, there is significant uncertainty in any mineral resource estimate and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

As well, because we are now in operation and are depleting our known resource at Lost Creek, we must continue to conduct exploration and develop additional mineral resources. While there remain large areas of our Lost Creek Property which require additional exploration, and we have identified mineral resources at our Shirley Basin Project, we will need to continue to explore other areas of the Lost Creek Property and our other mineral properties in Wyoming, or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but such estimates may not be correct.

Restrictive covenants in agreements governing our indebtedness may restrict our ability to pursue our business strategies. If we are unable to service our indebtedness, we could lose the assets securing our indebtedness.

Our State Bond Loan, under which we originally received approximately $34 million in debt financing, includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness (which include our Lost Creek Project and other related assets). Our ability to make scheduled payments and satisfy other covenants in the State Bond Loan depends on our financial condition and operating performance, which are subject to prevailing economic, competitive, legislative and regulatory conditions beyond our control. We may be unable to generate a level of cash flow from operating activities sufficient to permit us to pay the principal, interest and other fees on our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and the enforcement by the lender against the assets securing our indebtedness. The secured collateral for the State Bond Loan includes the Lost Creek Project and other related assets. These are key assets on which our business is substantially dependent and as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

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

We have entered into term sales contracts for a portion of our production, and there can be no guarantee that we will be able to enter into new term sales contracts in the future on suitable terms and conditions.

Those contracts, which have historically resulted in uranium sales at prices in excess of spot prices, have fixed delivery terms. Certain of our contracts have delivery terms that have expired with no future deliveries planned. The failure to enter into new term sales contracts on suitable terms, could adversely impact our operations and mining activity decisions, and resulting cash flows and income.

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

The international uranium industry is highly competitive. Our activities are directed toward the search for, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that the expenditures to be made by us will result in discoveries of commercial quantities of uranium deposits. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. We will compete with other interests, many of which have greater financial resources than we have, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration and development efforts.

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

We do not have an established earnings record. We have not paid dividends on our Common Shares since incorporation and do not anticipate doing so in the foreseeable future. Payments of any dividends will be at the discretion of our Board after taking into account many factors, including our financial condition and current and anticipated cash needs.

We depend on the services of our management, key personnel, contractors and service providers.

Shareholders will be relying on the good faith, experience and judgment of our management and advisors in supervising and providing for the effective management of the business and our operations and in selecting and developing new investment and expansion opportunities. We may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel, the timely availability of which cannot be assured, particularly in the current labor markets in which we recruit our employees and the somewhat remote locations for which employees are needed. As well, the skilled professionals with expertise in engineering and process aspects of in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few such professionals with both expertise and experience. We will need to hire additional employees as we develop the Shirley Basin Project. We will continue to be dependent on a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

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

We are subject to risks associated with regulatory investigations or challenges, litigation and other legal proceedings.

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation or other proceedings. Additionally, it is not unlikely that we may find ourselves involved directly or indirectly in legal proceedings, in the form of regulatory investigations, administrative proceedings or litigation, arising from challenges to regulatory actions as described elsewhere in this annual report. Such investigations, administrative proceedings and litigation related to regulatory matters may delay or halt exploration or development of our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, ability to operate, results of operations or our property development.

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

U.S. Federal Income Tax Consequences to U.S. Shareholders under the Passive Foreign Investment Company Rules

Investors in the Common Shares of Ur-Energy that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2016 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our Common Shares.  Gain realized upon a disposition of our Common Shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges.  Additional special adverse rules also apply to U.S. shareholders who own Common Shares of Ur-Energy if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

PART II

Item 5.  MARKET FOR registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and issuer purcHases of equity securities

Market Information

Since July 24, 2008, Ur-Energy’s Common Shares have been listed for trading on the NYSE MKT exchange under the trading symbol “URG.” The following table sets forth the price range per share and trading volume for the Common Shares:

	NYSE
	Common Shares
	Volume	High	Low
Quarter Ending		US$
31-Mar-15	18,238,072	1.07	0.75
30-Jun-15	22,003,580	1.07	0.76
30-Sep-15	17,091,632	0.82	0.53
31-Dec-15	17,343,488	0.68	0.45

31-Mar-16	19,405,444	0.70	0.44
30-Jun-16	28,373,457	0.73	0.45
30-Sep-16	15,562,319	0.64	0.47
31-Dec-16	23,271,636	0.59	0.41

January 1, 2017 to March 2, 2017	41,575,111	0.91	0.52

Since November 29, 2005, Ur-Energy’s Common Shares have been listed and posted for trading on the Toronto Stock Exchange under the trading symbol “URE.” The following table sets forth the price range per share and trading volume for the Common Shares:

	TSX
	Common Shares
	Volume	High	Low
Quarter Ending		CDN$
31-Mar-15	4,470,129	1.35	0.94
30-Jun-15	3,517,095	1.31	0.96
30-Sep-15	2,765,418	1.02	0.72
31-Dec-15	2,621,959	0.90	0.60

31-Mar-16	4,531,828	0.98	0.61
30-Jun-16	4,164,964	0.92	0.60
30-Sep-16	2,301,377	0.82	0.63
31-Dec-16	4,330,226	0.78	0.55

January 1, 2017 to March 2, 2017	8,865,561	1.19	0.70

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of March 2, 2017, 145,616,297 Common Shares are issued and outstanding and no preferred shares are issued and outstanding.  We estimate that we have approximately 18,000 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the company in the event of a liquidation, dissolution or winding up.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2016.  Directors, officers, employees, and consultants are eligible to participate in the Option Plan.  Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (4)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2) (C$)	Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights) (3)
Equity compensation plans approved by securityholders (1)	11,031,658	$ 0.78	1,571,234
Equity compensation plans not approved by security-holders	-	-	-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 9,748,934 outstanding stock options under the Ur‑Energy Inc. Amended and Restated Stock Option Plan 2005.
(3)

Represents 630,234 Common Shares remaining available for issuance under the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 and 941,000 Common Shares available under the Ur-Energy Amended Restricted Share Unit Plan.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2016, we sold 164,979 Common Shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand. After deducting all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received $13 thousand.

During the fiscal years ended December 31, 2016 and 2015, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2016.

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

The following graph illustrates the period from December 31, 2011 to December 31, 2016 and reflects the cumulative shareholder return of an investment in our Common Shares compared to the cumulative return of an investment in (a) the Russell 3000 Index, (b) the NYSE MKT Composite Index, and (c) the average of a peer group consisting of Denison Mines Corp., Uranium Energy Corp. and Uranium Resources, Inc. since December 31, 2011, assuming that $100 was invested and, where applicable, includes the reinvestment of dividends.

Performance Graph

200
100
0
2011
2012
2013
2014
2015
2016
Ur-Energy Inc.
NYSE MKT Index
Russell 3000
Peer Average

	2011	2012	2013	2014	2015	2016
Ur-Energy Inc.	100	97	163	107	89	72
NYSE MKT Index	100	103	106	107	94	101
Russell 3000	100	114	149	165	162	179
Peer Average	100	72	61	51	27	28

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Reference should also be made to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

(Amounts in thousands of U.S. Dollars except per share data)

	As of December 31
	2016	2015	2014	2013	2012
Working capital (deficiency)	(1,706)	(7,510)	(2,645)	(242)	15,532
Current assets	6,506	5,713	9,346	10,432	18,210
Total assets	89,940	95,757	104,451	105,336	69,483
Current liabilities	8,212	13,223	11,991	10,674	2,678
Long-term liabilities	45,496	50,033	60,359	55,998	1,168
Shareholders' equity	36,232	32,501	32,101	38,664	65,637

	Year ended December 31
	2016	2015	2014	2013	2012
Revenue	27,305	41,877	29,349	7,616	Nil
Net loss for the year	(3,010)	(795)	(8,749)	(30,353)	(17,558)

Loss per common share: Basic and diluted	(0.02)	(0.01)	(0.07)	(0.25)	(0.15)

Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

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

2016 Developments

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

Production operations in MU1 within the HJ Horizon began on August 2, 2013 and, through December 31, 2016, 2,108,095 pounds of uranium have been captured from this mine unit. For the Lost Creek PEA, all resources produced through September 30, 2015 were subtracted from total Measured Resources from the HJ Horizon in MU1 in order to accurately reflect remaining resources. All of the original wells as well as the planned 13 header houses (“HHs”) have been completed and are in operation.

All monitor ring wells have been installed and pump-tested in MU2 allowing for submittal of the appropriate operating permits. In addition, development work in the form of well, pipeline and infrastructure installation has various levels of completion in the first three header houses of MU2. Specifically, a majority of planned pattern wells have been piloted and cased within that area, the main trunkline has been installed to the first five header houses and the entirety of MU2 has been fenced. During 2016, project drilling was limited to wells related to permitting activities, recompletions and workovers, and other data gathering. All of these activities will allow for a quick turn-around to production once market fundamentals change.

Two applications for amendments to the license and permits have been submitted; as described in the Lost Creek PEA, the two applications primarily seek to authorize production in the KM Horizon within the Lost Creek Project and to authorize production in the HJ and KM Horizons within the EMT in the LC East Project.

During 2016, the Company had 662,000 pounds under contract at an average price of $47.58. In the first quarter of 2016, a customer pushed the timing of two, high-priced, contract deliveries from the first half of the year to the second half of the year.  The contracts were for 100,000 pounds each at $62.00 per pound, which meant that $12.4 million of expected cash receipts shifted to the back half of the year. This created a cash flow timing issue for the Company. As a result, we completed two financing transactions.

In February 2016, we completed a bought deal financing for aggregate gross proceeds to the Company in the amount of $6.5 million.

In March 2016, we assigned those two contract deliveries to a third party for cash proceeds of $5.1 million. These financing transactions resolved the cash flow timing issue brought about by the change in the contractual delivery dates.  Assigning the pounds to a third party also relieved the Company from any further delivery obligation on the assigned pounds, which allowed the Company the flexibility to either build inventory or sell into the spot market, as needed. The following table shows our contract and spot sales before and after the assignment:

U 3O8 Sales summary (1)	Pounds	Price per pound	Gross sales value
			(thousands)
Contract sales before the assignment	662,000	$47.58	$31,516
Less assigned contract sales	(200,000)	$62.00	$(12,400)
Contract sales after the assignment	462,000	$41.38	$19,116

Spot sales	100,000	$30.75	$3,075

U 3O8 sales from production	562,000	$39.49	$22,191

   Note:

1 The above table includes non-GAAP measurements. See Reconciliation of Non-GAAP sales and inventory presentation with US GAAP statement presentation below.

From production, Lost Creek sold a total of 562,000 pounds U3O8  during 2016 at an average price of $39.49 per pound. After the assignment of the two contract deliveries to a third party, our remaining contract sales were 462,000 pounds at an average price of $41.38 per pound. Additionally, we sold 100,000 pounds into the spot market at an average price of $30.75 per pound.

During 2016, 538,004 pounds of U3O8 were captured within the Lost Creek plant; 561,094 pounds U3O8  were packaged in drums; and 579,179 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, inventory at the conversion facility was approximately 84,689 pounds U3O8. Production levels for the year were lower than 2015 but were consistent with our anticipated contract and spot sales after taking into account the assigned contracts.

A significant amount of work has been done to prepare MU2 for production. However, the uranium market and related uranium prices deteriorated significantly in 2016. As a result, we deliberately slowed additional development activities in MU2 and instead focused on enhancing production from the 13 operating header houses in MU1. During 2017, we plan to proceed with a controlled rate development of MU2, which will allow us to produce at a level that will satisfy a portion of our sales contracts.

Only one header house (HH 1-13) was brought on line in 2016. Following its commissioning, staff initiated refinements to other header houses and production processes based upon results at HH 1-13. After more than three years of operations, MU1 still produced a yearly average head grade of 58 ppm. However, the head grade during Q4 averaged 39 ppm. The lower head grade during this period of operation, as well as varying month-to-month grades, is a typical result as a mine matures and older operating patterns remain in the flow regime.

Lost Creek Regulatory Proceedings

After receiving notice of final operational clearance from the NRC, we commenced production activities at Lost Creek in August 2013. Subsequent to those final approvals, we have made necessary additional filings for approvals of ongoing operations at Lost Creek (e.g., wellfield development; authorizations related to the new deep disposal well; permits and authority for new Class V wells).  In September 2014, we filed applications for amendment of all Lost Creek permits and licenses to include recovery from the KM horizon and LC East operations. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC will participate in this review as a cooperating agency. A permit amendment requesting approval to mine at the LC East Project and within the KM Horizon at the Lost Creek Project was also submitted to the WDEQ for review and approval. Approval will include an aquifer exemption. At this time, all of those applications continue through the regulatory process; we are responding to additional comments from the agencies, including providing data from additional monitor wells which were drilled for data-gathering purposes.

By the end of 2016, all general regulatory authorizations for Underground Injection Control (UIC) Class V wells have been completed for Lost Creek. Following receipt of the final such approval from NRC in September, we conducted pre-operational analyses and final testing, upon which final operational approvals were received from regulators in December 2016. These relatively shallow Class V wells will allow for the onsite recirculation of up to 200 gpm of fresh permeate (i.e., clean water) from operations. Site operators will use the reverse osmosis (RO) circuits, which were installed during initial construction of the plant, to process waste water into brine and permeate streams. The brine stream will continue to be disposed of in the UIC Class I deep wells while the clean, permeate stream will be injected into the UIC Class V wells. Subsequent to year’s end, the wells and RO system have been brought online and are now operational. We anticipate that this new water recycling system will enhance waste water disposition at the site.

Shirley Basin Project

In 2014, we commissioned and issued an independent, NI 43-101 technical report on Shirley Basin, reporting the initial mineral resource on the project. Subsequently, on January 27, 2015, we issued a second independent, NI 43-101 report on Shirley Basin: the “Preliminary Economic Assessment Shirley Basin Uranium Project Carbon County, Wyoming,” (“Shirley Basin PEA”). The Shirley Basin PEA suggests the possible viability of the project, based upon analyses of metallurgy and recoverability, engineering, and economics including costs of capital expenditures and operating costs. The mineral resources for the Shirley Basin Project were estimated in the Technical Report, and considered for economics and recoverability in the Shirley Basin PEA. The mineral resource estimate is set forth above, in Items 1 and 2. Business and Properties – Shirley Basin Project.

Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015. Subsequently, in December 2015, our application for a permit to mine was submitted to the WDEQ. While the Shirley Basin PEA contemplates that the Lost Creek processing facility may be utilized for the drying and packaging of uranium from Shirley Basin (for which we would currently anticipate the need only for a satellite plant) the Shirley Basin permit application contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

In addition to the WDEQ application for permit to mine, work is well underway on other applications for all necessary authorizations to mine at Shirley Basin. We have watched with interest the development of the Wyoming “agreement state” program, by which the NRC will delegate its authority for source material licensure and other radiation safety issues to the WDEQ. We understand that the development of the Wyoming URP remains on schedule for full implementation and transition likely occurring in 2018. Based upon that timing, we currently anticipate submitting our application for a source material license for Shirley Basin to the State URP.

Under the terms of our acquisition of Pathfinder from AREVA in 2013, we were obligated to pay a five percent production royalty on production at the Shirley Basin Project under certain market conditions, if such conditions were triggered prior to June 30, 2016. That contingent royalty was capped to the various triggers and could have been repurchased at our election. On June 30, 2016, the royalty lapsed and was terminated because the market conditions had not been triggered.

The Bootheel Project, LLC

In April 2016, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2017, which is the fiscal year end of The Bootheel Project, LLC. No additional exploration or development activities are expected at this time for 2017. Due to the continuing decline in the spot price of uranium combined with the reduction in minerals when the related lease was not renegotiated, the Company examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

Other Mineral Properties

In June 2016, we elected to not renew our claims in the area known as the Hauber Project. As a result, we have written off our investment of $62 thousand in that project. We maintain the related geologic database for the project to support future activities if warranted. In addition to the claims at the Hauber Project and those mentioned above at the EN Project (Items 1 and 2), we also chose to abandon certain non-essential claims at other projects.  The carrying value of the properties affected by this decision was not affected.

Corporate Transactions and Financing Developments

Bought Deal Financing

In February 2016, we completed a bought deal financing in which a syndicate of investment dealers purchased 12,921,000 Common Shares at a purchase price of $0.50 per Common Share, for aggregate proceeds of $6.5 million.

At Market Financing

In May 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2016, we sold 164,979 Common Shares under the sales agreement. See discussion below under Material Changes in Financial Condition, Liquidity and Capital Resources.

RMB Australia Holdings Limited

We established a banking relationship with RMB Australia Holdings Limited (“RMB”) in 2013 which allowed for various financings during 2013. The first facility remained available for redraw as necessary for the Pathfinder acquisition, and $5.0 million was redrawn in December 2013 for that purpose. The facility was amended in March 2014 and an additional $1.5 million was drawn down at that time and, following the completion of the Technical Report (NI 43-101) on the Shirley Basin Project, an additional $3.5 million was drawn down as a revolver in September 2014.  In October 2015, the facility was amended to extend the maturity date of the $3.5 million revolver and spread the balance originally due March 2016 over four quarterly payments commencing March 2016 and concluding December 2016.  This loan was paid in full in December 2016.

Off Take Sales Agreements

As of December 31, 2016, we have multiple off take sales agreements with various U.S. utilities. These agreements were completed between 2012 and 2015 for deliveries between 2017 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2017	600,000 pounds
2018	500,000 pounds
2019	600,000 pounds
2020	450,000 pounds
2021	250,000 pounds

Corporate Organization and Management

In December 2016, Jeffrey T. Klenda, our Chair and Acting Chief Executive Officer was appointed President and Chief Executive Officer of the Company.  Mr. Klenda is a founding director of the Company and has served as Executive Director and Chairman since 2006. He also will continue to serve as the Chairman of the Board of Directors.

In June 2016, reductions in workforce were implemented due to continuing depressed uranium market conditions. Twelve employees were laid off, and several other employees were asked to change job responsibilities or carry additional responsibilities. Operations at Lost Creek proceeded uninterrupted. A further, smaller, reduction in force has been implemented in 2017; again, the focus was on those departments not directly related to production.

2016 Results of Operations

U3O8 Production Costs

During 2016, 538,004 pounds of U3O8 were captured within the Lost Creek plant. A total of 561,094 pounds were packaged in drums and 579,179 pounds of the drummed inventory were shipped to the conversion facility where 562,000 pounds were sold to utility customers. The cash cost per pound and non-cash cost per pound for produced uranium presented in the following Production Costs and U3O8 Sales and Cost of Sales tables are non-US GAAP measures. These measures do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. Please see the tables, below, for reconciliations of these measures to the US GAAP compliant financial measures.  Production figures for the Lost Creek Project are as follows:

Production and Production Costs	Unit	2016 Q4	2016 Q3	2016 Q2	2016 Q1	2016

Pounds captured	lb	103,558	141,774	133,341	159,331	538,004
Ad valorem and severance tax	$000	$247	$552	$304	$420	$1,523
Wellfield cash cost (1)	$000	$864	$858	$846	$1,013	$3,581
Wellfield non-cash cost (2)	$000	$777	$778	$778	$731	$3,064
Ad valorem and severance tax per pound captured	$/lb	$2.39	$3.89	$2.28	$2.64	$2.83
Cash cost per pound captured	$/lb	$8.34	$6.05	$6.34	$6.36	$6.66
Non-cash cost per pound captured	$/lb	$7.50	$5.49	$5.83	$4.59	$5.70

Pounds drummed	lb	111,049	145,893	130,308	173,844	561,094
Plant cash cost (3)	$000	$1,336	$1,564	$1,505	$1,696	$6,101
Plant non-cash cost (2)	$000	$493	$494	$494	$497	$1,978
Cash cost per pound drummed	$/lb	$12.03	$10.72	$11.55	$9.76	$10.87
Non-cash cost per pound drummed	$/lb	$4.44	$3.39	$3.79	$2.86	$3.53

Pounds shipped to conversion facility	lb	98,775	149,540	148,714	182,150	579,179
Distribution cash cost (4)	$000	$68	$86	$123	$88	$365
Cash cost per pound shipped	$/lb	$0.69	$0.58	$0.83	$0.48	$0.63

Notes:

1.

Wellfield cash costs include all wellfield operating costs. Wellfield construction and development costs, which include wellfield drilling, header houses, pipelines, power lines, roads, fences and disposal wells, are treated as development expense and are not included in wellfield operating costs.

2.

Non-cash costs include the amortization of the investment in the mineral property acquisition costs and the depreciation of plant equipment, and the depreciation of their related asset retirement obligation costs. The expenses are calculated on a straight line basis so the expenses are typically constant for each quarter. The cost per pound from these costs will therefore typically vary based on production levels only.

3.	Plant cash costs include all plant operating costs and site overhead costs.
4.	Distribution cash costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.

Production costs have remained fairly consistent over the past four quarters while the production costs per pound generally increased during the year. In total, wellfield, plant and distribution cash costs were very consistent quarter on quarter during 2016. The respective cash costs per pound increased overall during the year and the increases were primarily driven by decreasing levels of production.

Ad valorem and severance taxes fluctuate based on pounds extracted and the related sales value of those pounds.  The increase in ad valorem and severance taxes during the third quarter was due to an increase to the ad valorem tax rate that was announced during the quarter. Fluctuations in the ad valorem and severance taxes per pound in the other quarters were primarily due to fluctuations in the average price per pound sold during those same quarters.

Wellfield cash costs in 2016 Q1 were somewhat elevated due to some non-recurring expenses and the annual labor bonus. They then decreased significantly in 2016 Q2 and remained at normal levels in the last two quarters. The average cash cost per pound captured increased to $8.34 2016 Q4 and averaged $6.66 for the year, as compared to $5.00 in 2015. The increase was due to lower average production levels during the year. As previously discussed, production levels were deliberately maintained at levels sufficient to satisfy our expected contract and spot sales in light of the depressed uranium market. Wellfield non-cash costs were relatively fixed during the year, which is typical. The resulting non-cash cost per pound captured increased to $7.50 in 2016 Q4 and averaged $5.70 for the year, as compared to $5.58 in 2016. Again, the increase was due to lower production levels.

Plant cash costs generally decreased during the year with the higher costs in 2016 Q1 being driven by the annual labor bonus. Despite the lower cash costs, the resulting cash cost per pound drummed increased to $12.03 in 2016 Q4 as a result of lower production and averaged $10.87 for the year, as compared to $9.92 in 2015.  Plant non-cash costs did not change during the year. The non-cash cost per pound drummed increased to $4.44 in 2016 Q4 and averaged $3.53 for the year, as compared to $2.74 in 2015. The increase was again due to lower production rates.

With the exception of 2016 Q2, distribution costs decreased during the year, as did pounds shipped. The resulting cash cost per pound shipped in 2016 Q4 increased to $0.69 and averaged $0.63 per pound for the year, as compared to $0.69 in 2015.

U3O8 Sales and Cost of Sales

Sales and cost of sales	Unit	2016 Q4	2016 Q3	2016 Q2	2016 Q1	2016

Pounds sold	lb	100,000	200,000	187,000	75,000	562,000
U3O8 sales	$000	$3,270	$9,471	$6,741	$2,709	$22,191
Average contract price	$/lb	$32.70	$47.36	$39.35	$39.35	$41.38
Average spot price	$/lb	$-	$-	$27.00	$34.50	$30.75
Average price per pound sold	$/lb	$32.70	$47.36	$36.05	$36.12	$39.49

U3O8 cost of sales (1)	$000	$3,082	$5,818	$5,094	$1,855	$15,849
Ad valorem and severance tax cost per pound sold	$/lb	$2.98	$3.09	$2.65	$2.61	$2.86
Cash cost per pound sold	$/lb	$18.27	$17.50	$16.88	$15.41	$17.15
Non-cash cost per pound sold	$/lb	$9.57	$8.50	$7.71	$6.71	$8.19
Average cost per pound sold	$/lb	$30.82	$29.09	$27.24	$24.73	$28.20

U3O8 gross profit	$000	$188	$3,653	$1,647	$854	$6,342
Gross profit per pound sold	$/lb	$1.88	$18.27	$8.81	$11.39	$11.29
Gross profit margin	%	5.7%	38.6%	24.4%	31.5%	28.6%

Ending Inventory Balances
Pounds
In-process inventory	lb	29,891	57,647	62,028	71,602
Plant inventory	lb	12,274	-	3,654	22,062
Conversion facility inventory	lb	84,689	84,808	135,723	173,178
Total inventory	lb	126,854	142,455	201,405	266,842

Total cost
In-process inventory	$000	$897	$866	$929	$977
Plant inventory	$000	$461	$-	$115	$569
Conversion facility inventory	$000	$2,751	$2,539	$3,846	$4,388
Total inventory	$000	$4,109	$3,405	$4,890	$5,934

Cost per pound
In-process inventory	$/lb	$30.01	$15.02	$14.98	$13.64
Plant inventory	$/lb	$37.56	$-	$31.47	$25.79
Conversion facility inventory	$/lb	$32.48	$29.94	$28.32	$25.34

Note:

1.	Costs of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Costs table) adjusted for changes in inventory values.

U3O8 sales in 2016 Q4 were based on selling 100,000 pounds at an average price per pound of $32.70. The sale was in to one of our lower-priced contracts for the year. For the year, we sold 562,000 pounds at an average price per pound of $39.49 for total uranium sales of $22.2 million.  Total 2016 contract deliveries were 662,000 pounds at an average price per pound of $47.58.  As discussed above two 100,000 pound contracts at $62 per pound were assigned to a third party for net cash proceeds of $5.1 million.

In 2016 Q4, our cost of sales totaled $3.1 million based on selling 100,000 pounds from production at an average cost per pound of $30.82.  For the year, our average cost per pound sold averaged $28.20, as compared to $29.53 in 2015.  In 2015, the cost per pound sold trended down as production levels increased and in 2016, the cost per pound sold trended up as production levels decreased. As stated before, our cost per pound sold will tend to decrease as our production levels increase, and increase as our production levels decrease, so long as our production costs remain relatively stable, which has been the case.

The gross profit from uranium sales for 2016 Q4 was $0.2 million, which represents a gross profit margin of approximately six percent. This was lower than previous quarters due to the lower sales prices and higher cost per pound sold during the quarter. For the year, the gross profit from uranium sales was $6.3 million and the average gross profit margin was 29%, as compared to 30% in 2015.

At the end of the year, we had approximately 84,689 pounds of U3O8 at the conversion facility at an average cost per pound of $32.48. The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit
		31-Dec-16	30-Sep-16	30-Jun-16	31-Mar-16
Ad valorem and severance tax cost per pound	$/lb	$2.72	$3.30	$2.68	$2.57
Cash cost per pound	$/lb	$19.44	$17.80	$17.50	$15.85
Non-cash cost per pound	$/lb	$10.32	$8.84	$8.14	$6.92
Total cost per pound	$/lb	$32.48	$29.94	$28.32	$25.34

Generally, the cost per pound in ending inventory at the conversion facility increased during the year. The increase was directly related to the lower production figures as production costs were relatively consistent, or decreasing slightly, during the year.

Annual Results Comparison

The following table presents and annual comparison of a portion of the above information for the years ended December 31, 2016, 2015 and 2014:

Comparison of annual results	Unit	2016	2015	2014
Sales
Sales per financial statements	$000	$27,297	$41,877	$29,349
Less disposal fees	$000	$(20)	$(69)	$(323)
Less gain from sale of deliveries under contract	$000	$(5,086)	$-	$(2,507)
U3O8 sales	$000	$22,191	$41,808	$26,519

Cost of sales
Ad valorem & severance taxes	$000	$1,523	$1,604	$2,425
Wellfield costs	$000	$6,645	$8,291	$9,399
Plant and site costs	$000	$8,079	$9,202	$8,799
Distribution costs	$000	$365	$494	$350
Inventory change	$000	$(763)	$1,823	$(3,115)
Cost of sales - produced	$000	$15,849	$21,414	$17,858
Cost of sales - purchased	$000	$-	$7,878	$-
Total cost of sales	$000	$15,849	$29,292	$17,858

Gross profit from U3O8 sales	$000	$6,342	$12,516	$8,661

Production
Pounds extracted	lb	538,004	783,547	596,176
Pounds drummed	lb	561,094	727,245	547,992
Pounds shipped	lb	579,179	717,125	562,533

Pounds sold - produced	lb	562,000	725,000	517,760
Pounds sold - purchased	lb	-	200,000	-

Per Pound Sold
Average contract price	$/lb	$41.38	$49.42	$51.22
Average spot price	$/lb	$30.75	$36.18	$-
Average price	$/lb	$39.49	$45.20	$51.22

Ad valorem and severance tax	$/lb	$2.86	$3.14	$2.48
Cash cost	$/lb	$17.15	$16.27	$19.73
Non-cash cost	$/lb	$8.19	$10.12	$12.28
Cost - Produced	$/lb	$28.20	$29.53	$34.49
Cost - Purchased	$/lb	$-	$39.39	$-

Average cost	$/lb	$28.20	$31.67	$34.49

Gross profit (1)	$/lb	$11.29	$13.53	$16.73

Note:

1.	For comparative purposes, gross profit and gross profit per pound for the years 2014 and 2016 exclude the profit recognized on the assignment of deliveries.

Through 2015, the volume of pounds captured, drummed and shipped steadily increased as issues associated with the start-up of operations were addressed and remediated. Similarly, the cash costs and non-cash costs continued to decrease on a per pound basis as most of our operating expenses are fixed, so greater production continues to lead to lower costs per pound. The sole exception is ad valorem and severance taxes which are based on industry factors and tax rates determined by the state as well as the average sales price we receive for the sale of U3O8. In 2014, the state significantly increased the industry factor for extraction, then subsequently revised it to a lower amount in early 2015. As a result, the rate has varied between years, but should begin to stabilize as the industry factor is set for several years, however the taxes paid may still vary due to changes in the average sales price received and volume of pounds extracted.

In 2016, our production levels decreased as we produced at rates consistent with our anticipated contract and spot sales after taking into account the assigned contracts. As a result, we only needed to bring one header house (HH 1-13) on line during the year. We continued to produce from the other 12 header houses during the year, although at declining rates, which is a typical result as the mine matures and older operating patterns remain in the flow regime. Our costs in 2016 were either consistent with or lower than previous years, which resulted in a lower, over-all, cost per pound sold average for the year; going from $29.53 per pound sold from production in 2015 to $28.20 in 2016. The cost per pound sold from production was trending up at the end of the year and will continue to do so until production rates are returned to higher levels.

As discussed previously, we are continuously surveying the market for opportunities to create future, long-term, contracts at favorable rates. However, long-term pricing weakened during 2016 and we did not enter into any new contracts during 2016. But as discussed above, the Company maintains a good book of contracts into 2021. Our 2014 and 2015 contract prices averaged $50 per pound, which was what we had targeted. Our average contract price in 2016 was also close to $50 per pound for the 662,000 pounds we had under contract.  However, as noted, we assigned two of the higher priced contracts to a third party, which left 462,000 pounds to be sold into contracts at an average price of $41.38 per pound. Additionally, in 2016, we also made spot sales into a weaker market as compared to 2015 (there were no spot sales in 2014), which resulted in a reduction of our average sales price as well as our average gross profit per pound despite reducing our per pound costs.

Reconciliation of Non-GAAP sales and inventory presentation with US GAAP statement presentation

As discussed above, the cash costs, non-cash costs and per pound calculations are non-US GAAP measures we use to assess business performance. To facilitate a better understanding of these measures, the tables below present a reconciliation of these measures to the financial results as presented in our financial statements.

Average Price Per Pound Sold Reconciliation	Unit	2016 Q4	2016 Q3	2016 Q2	2016 Q1	2016

Sales per financial statements	$000	$5,776	$12,068	$6,747	$2,714	$27,305
Less disposal fees	$000	$(9)	$(9)	$(6)	$(5)	$(29)
Less revenue from sale of deliveries under contract	$000	$(2,497)	$(2,588)	$-	$-	$(5,085)
U3O8 sales	$000	$3,270	$9,471	$6,741	$2,709	$22,191

Total pounds sold	lb	100,000	200,000	187,000	75,000	562,000

Average price per pound sold	$/lb	$32.70	$47.36	$36.05	$36.12	$39.49

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

Total Cost Per Pound Sold Reconciliation 1	Unit	2016 Q4	2016 Q3	2016 Q2	2016 Q1	2016

Ad valorem & severance taxes	$000	$247	$552	$304	$420	$1,523
Wellfield costs	$000	$1,641	$1,636	$1,624	$1,744	$6,645
Plant and site costs	$000	$1,829	$2,059	$1,998	$2,193	$8,079
Distribution costs	$000	$68	$86	$123	$88	$365
Inventory change	$000	$(704)	$1,485	$1,045	$(2,590)	$(764)
Total cost of sales	$000	$3,081	$5,818	$5,094	$1,855	$15,848

Total pounds sold	lb	100,000	200,000	187,000	75,000	562,000

Total average cost per pound sold	$/lb	$30.82	$29.09	$27.24	$24.73	$28.20

Note:

1.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes the results of operations for the years ended December 31, 2016 and 2015 (in thousands of U.S. dollars):

	Year ended December 31,
	2016	2015
	$	$

Sales	27,305	41,877
Cost of sales	(15,848)	(29,292)
Gross profit	11,457	12,585
Exploration and evaluation expense	(2,964)	(2,853)
Development expense	(2,886)	(5,358)
General and administrative expense	(4,740)	(5,715)
Accretion expense	(534)	(515)
Write-off of mineral properties	(62)	-
Net profit (loss) from operations	271	(1,856)
Interest expense (net)	(1,977)	(2,557)
Warrant mark to market gain	36	307
Loss from equity investment	(5)	(8)
Write-off of equity investments	(1,089)	-
Foreign exchange loss	(278)	(1)
Other income	15	5
Loss before income taxes	(3,027)	(4,110)
Income tax recovery (net)	17	3,315
Net loss	(3,010)	(795)

Loss per share – basic and diluted	(0.02)	(0.01)

Revenue per pound sold	39.49	45.20

Total cost per pound sold	28.20	31.67

Gross profit per pound sold	11.29	13.53

Sales

We sold a total of 562,000 pounds of U3O8 from production during the year ended December 31, 2016 for an average price of $39.49 per pound as compared to 2015 when we sold 925,000 pounds for an average price of $45.20. The fluctuation in sales prices relates primarily to lower priced spot sales made in 2016. In 2016, we assigned two contract deliveries totaling 200,000 pounds of U3O8  to a third-party trader. The deliveries were made during the year and we recognized $5.1 million in sales from those contracts.  The sales in 2015 included the sale of 200,000 pounds of U3O8  which were purchased from a third-party trader.

For the year ended December 31, 2016, we recognized $29 thousand compared to $69 thousand from disposal fees during 2015.

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

As compared to 2015, our cost per pound sold decreased $3.47 to $28.20 in 2016. The year 2015 includes one sale of purchased product, which was at a cost of $39.39 per pound. Excluding this sale, the 2015 cost per pound sold from produced inventory was $29.53, which adjusts the 2016 cost per pound sold to a decrease of $1.33 per pound from 2015.

The reduction in our cost per pound sold from produced inventory is primarily a function of decreased non-cash costs in 2016 as compared to 2015 resulting from the accelerated depreciation of capitalized reclamation costs attributable to MU1. As stated in previous filings, most of our production costs are relatively fixed. Therefore, decreased production in 2016 yielded higher cash costs per pound.

Gross Profit

The gross profit from uranium sales was $6.3 million for the year ended December 31, 2016, which represents a gross profit margin of approximately 29%.  Gross profits of $12.5 million in 2015 represents a gross profit margin of approximately 30%. The primary reason for the decrease in the gross profit margin was the lower-priced spot sales in 2016, which more than offset the decrease in the cost per pound sold.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 were $11.2 million. Operating expenses include exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses decreased by $3.2 million compared to 2015.

Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses increased $0.1 million for the year ended December 31, 2016 compared to 2015. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. Costs increased due to higher labor related costs.

Development expense includes $2.4 million of costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes $0.5 million of costs associated with the Shirley Basin and Lucky Mc properties which are considered development properties as they previously reached the permitting stage or operations stage. Development expenses decreased by $2.5 million in the year ended December 31, 2016 compared to 2015. The decrease was primarily related to the deferral of development activities at Lost Creek in response to depressed uranium prices.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $1.0 million for the year ended December 31, 2016 compared to 2015. The decrease was due to reduced external consulting and legal expenses of $0.3 million combined with $0.6 million in lower labor costs due to reductions in force.

Other Income and Expenses

Net interest expense declined $0.6 million during 2016 compared to the prior year. The decline was due to a reduction in the outstanding principal which was slightly offset by increases in the interest rate on the RMB debt, which was tied to the quarterly LIBOR rate.

In December 2013, the Company sold equity units which included one Common Share and one-half warrant for the purchase of stock at $1.35 per Common Share. As the warrants were priced in U.S. dollars and not Canadian dollars, which is the currency of the Company’s Common Shares, these warrants are considered a derivative and are therefore treated as a liability. The gain for 2016 represents the balance of the liability at December 31, 2015 which was written off in 2016 as the warrants expired without being exercised in 2016.

In April 2016, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2017, which is the fiscal year end of The Bootheel Project, LLC. No additional exploration or development activities are expected at this time for 2017. Due to the continuing decline in the spot price of uranium combined with the reduction in minerals when the related lease was not renegotiated, the Company examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

Income tax recovery

When we acquired Pathfinder in 2013, we recorded a deferred income tax liability as the Pathfinder assets had no tax basis and accounting guidance indicated that the potential liability should be recorded due to Pathfinder not being integrated into our operations and the likelihood that Pathfinder would have a going concern issue as a stand-alone entity.  The costs were capitalized as a part of the mineral property acquisition costs and will be amortized for reporting purposes once production commences. The amortization will not be deductible for tax reporting, therefore creating a permanent book versus tax difference.

We did preliminary drilling and baseline testing in 2014, and we filed our permit application with the WDEQ in 2015, therefore demonstrating the intent of incorporating uranium recovery operations at Shirley Basin into our other ongoing operations within the next few years pending the approval of the permit application. As Pathfinder was integrated into our operations, the guidance was no longer applicable and we used a portion of our accumulated net operation losses to offset the liability in 2015. The filing of the permit is an indication that the offset will be used within a few years and is therefore more probable than not that it will be used.

Loss per Common Share

The basic and diluted losses per Common Share for the year ended December 31, 2016 was $0.02 compared to a loss of $0.01 in 2015. The diluted loss per Common Share is equal to the basic loss per Common Share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes the results of operations for the years ended December 31, 2015 and 2014 (in thousands of U.S. dollars):

	Year ended December 31,
	2015	2014
	$	$
Revenue	41,877	29,349
Cost of revenues	(29,292)	(17,858)
Gross profit	12,585	11,491
Exploration and evaluation expense	(2,853)	(3,277)
Development expense	(5,358)	(7,672)
General and administrative expense	(5,715)	(6,541)
Accretion expense	(515)	(497)

Write-off of mineral properties	-	(483)
Net loss from operations	(1,856)	(6,979)
Interest income (expense) (net)	(2,557)	(2,699)
Mark to market loss	307	946
Loss from equity investment	(8)	(5)
Foreign exchange gain (loss)	(1)	(12)
Other income (loss	5	-
Net loss	(4,110)	(8,749)

Loss per share – basic and diluted	(0.01)	(0.07)

Sales

We sold a total of 925,000 pounds of U3O8 during the year ended December 31, 2015 for an average price of $45.20 per pound as compared to 2014 when we sold 517,760 pounds for an average price of $51.22. The fluctuation in sales prices relates primarily to lower priced spot sales made in 2015.

For the year ended December 31, 2015, we recognized $70 thousand compared to $323 thousand from disposal fees during 2014.  In 2014, we also recognized sales of $2.5 million from deliveries under off take agreements which had been assigned to a third party for cash consideration during 2013.

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

As compared to 2014, our cost per pound sold decreased $2.82 to $31.67 in 2015. The year 2015 includes one sale of purchased product, which was at a cost of $39.39 per pound. Excluding this sale, our cost per pound sold from produced inventory was $29.53, which represents a decrease from 2014 of $4.95 per pound.

The reduction in our cost per pound sold from produced inventory is primarily a function of increased production in 2015 as compared to 2014. As stated in previous filings, most of our production costs are relatively fixed. Therefore, increased production yields lower costs per pound which is reflected in our operations during 2015.

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

Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased $0.4 million for the year ended December 31, 2015 compared to 2014. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. Costs decreased due to a reduction in land lease costs associated with the Mustang property which was abandoned in 2014 as well as a decrease in labor related costs.

Development expense includes costs of $4.5 million incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes $0.9 million of costs associated with the Shirley Basin and Lucky Mc properties as they previously reached the permitting stage or operations stage. Development expenses decreased by $2.3 million in the year ended December 31, 2015 compared to 2014.  The decrease was primarily related to the cost of a disposal well which was constructed in 2014.

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

Material Changes in Financial Condition, Liquidity and Capital Resources

As at December 31, 2016, we had cash resources, consisting of cash and cash equivalents, of $1.6 million, an increase of $0.2 million from the December 31, 2015 balance of $1.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts, money market funds and certificates of deposit.  We generated $3.3 million from operations during the year ended December 31, 2016. During the same period, we used $0.3 million for investing activities and $3.0 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”).  The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through

October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of December 31, 2016, the balance of the State Bond Loan was $24.5 million.

Prior to closing the State Bond Loan, we had obtained interim financing from RMB which was paid off from the proceeds of the State Bond Loan. On December 19, 2013, we redrew $5.0 million from the RMB loan facility. We subsequently renegotiated the loan amount to $6.5 million together with an additional line of credit of $3.5 million. The RMB loan facility calls for payments of interest at 8.5% plus the three month LIBOR rate recalculated at the start of each calendar quarter (approximately 9.13% in total) plus eight equal quarterly principal payments which commenced June 30, 2014. On October 15, 2015, the loan was again amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest under the same terms as agreed to in September 2014. As of December 29, 2016 the loan was fully repaid.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2016, we sold 164,979 Common Shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand. After deducting all other costs associated with the initial completion of the agreement and filing the related prospectus supplement, we received $13 thousand.

Collections for the year from U3O8 sales totaled $27.3 million.

Operating activities generated $3.3 million of cash resources during the year ended December 31, 2016 as compared to $5.4 million in 2015. The change is due primarily to an increase in inventory of $0.8 million in 2016 combined with a decrease in inventory of $1.8 million in 2015. Offsetting the inventory value decrease was a reduction in depreciation and amortization of $1.4 million.

During 2016, the Company invested $0.3 million in equipment. The Lost Creek Project does not require significant capital expenditures and its sustaining capital expenditures have generally been less than $0.5 million per year.

During 2016, the Company used a net of $3.0 million for financing activities which was due to principal payments on debt of $8.7 million in debt repayments which was offset by net proceeds from the sale of common shares of $5.7 million.

Liquidity Outlook

As at March 2, 2017, our unrestricted cash position was $11.3 million.  We expect that any major capital projects will be funded by operating cash flow, cash on hand and additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Outlook for 2017

In 2016, the average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, decreased approximately 47% to about $18.00 per pound in November. As a result, we deliberately reduced costs and slowed development activities at MU2, and focused on enhancing production efficiencies from our operating MU1 header houses.

Thus far in 2017, the average spot price per pound of U3O8 increased to about $26.50, but subsequently decreased to $23.00 as of February 27, indicating the fundamentals of market pricing have not changed sufficiently to warrant the accelerated development of MU2. In response, we will instead develop MU2 at a controlled rate, which will allow us to produce at a level that will satisfy a portion of our sales contracts.

In addition, we will further reduce costs by implementing a limited reduction in force, which will serve to further streamline our operations. The reduction in force affects personnel in all three company locations and is primarily focused on those departments not directly related to production. It is expected to reduce our labor costs by approximately $0.8 million per year.

In 2017, we have 600,000 pounds of U3O8 under contract at an average price of approximately $51 per pound. We expect 2017 production from MU1 and MU2 to be between 250,000 and 300,000 pounds.  We have taken advantage of the low prices at the end of 2016 and in early 2017 to enter into purchase agreements for 410,000 pounds at an average cost of $22 per pound. We have already delivered a portion of these pounds and can readily deliver the remaining pounds from our current inventory and anticipated production.

Together, these actions will give the Company the additional flexibility necessary to quickly react to changing market conditions and accelerate the further development of MU2 when warranted.

We are not forecasting any spot sales at this time, although we may choose to do so if market conditions improve. We estimate the cost per pound sold from inventory will be higher in 2017 because we are producing at lower rates, which will lead to a higher cost per pound sold from production. This will continue to be the case until MU2 becomes operational and production rates increase again. We expect our average gross profit in 2017 to be between $13 and $15 million, which represents a gross profit margin of between 45% and 50%. On a cash basis, we expect our gross profit margin to be between 50% and 55%.

Operating costs in 2017 are expected to be higher than 2016 because of the controlled development of MU2, which is expected to result in the first three header houses of MU2 becoming operational in the second half of the year.  Other costs including capital expenditures and loan repayments will be similar to 2016, with the exception of the RMB loan facility, which was paid off in December 2016.

As at March 2, 2017, our unrestricted cash position was $11.3 million. Given our current cash resources, contracted sales positions and expected margins, we do not anticipate the need for additional funding in the near term unless it is advantageous to do so.

As discussed above, the Company has contractual sales commitments of 600,000 pounds during 2017, at an average price of approximately $51 per pound. We have established the schedule for those commitments and determined that an effective model for dealing with the current pricing environment is to maximize production from our fully operational first mine unit, and to begin production from the first three header houses of our second mine unit, which have already been partially developed.  This operating strategy for Lost Creek, coupled with cost effective purchases of uranium from the market, will allow us to control costs, minimize development expenditures and maximize cash flow.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016:

Payments due (by period) in thousands
		Less than		3 to 5 years	More than
	Total	1 year	1 to 3 years	years	5 years

Notes payable	$ 24,514	$ 4,623	$ 10,078	$ 9,813	$ -
Interest on notes payable	$ 3,674	$ 1,311	$ 1,791	$ 572	$ -
Operating leases	$ 476	$ 288	$ 188	$ -	$ -
Environmental remediation	$ 86	$ 86	$ -	$ -	$ -
Asset retirement obligations	$ 26,441	$ -	$ 3,558	$ 3,558	$ 19,325

	$ 55,191	$ 6,308	$ 15,615	$ 13,943	$ 19,325

Outstanding Share Data

As of December 31, 2016 and 2015, the Company’s capital consisted of the following:

	December 31, 2016	December 31, 2015	Change

Common shares	143,676,384	130,188,775	13,487,609
Warrants	5,844,567	8,224,112	(2,379,545)
RSUs	1,273,990	1,072,898	201,092
Stock options	9,748,934	9,974,407	(225,473)

Fully diluted shares outstanding	160,543,875	149,460,192	11,083,683

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

	As at
	December 31, 2016	December 31, 2015
	$ (thousands)	$ (thousands)

Cash on deposit at banks	580	1,202
Money market funds	972	241

	1,552	1,443

Quarterly financial data (unaudited) (in thousands except for per share data)

2016
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 5,776	$ 12,068	$ 6,747	$ 2,714
Net income (loss) for the period	$ 104	$ 1,802	$ (1,927)	$ (2,989)

Income (loss) per share – basic and diluted	$ -	$ 0.01	$ (0.01)	$ (0.02)

2015
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 7,786	$ 8,491	$ 18,213	$ 7,387
Net income (loss) for the period	$ 591	$ (287)	$ 1,025	$ (2,124)

Income (loss) per share – basic and diluted	$ -	$ -	$ 0.01	$ (0.02)

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, deposits and restricted cash, which together totaled approximately $9.1 million at December 31, 2016.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the United States.  Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation which leaves approximately $8.5 million at risk at December 31, 2016 should the financial institutions with which these amounts are invested be rendered insolvent.  We do not consider any of our financial assets to be impaired as of December 31, 2016.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due.

As at December 31, 2016, our financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.3 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods from three months to seven years and asset retirement obligations with estimated completion dates until 2033.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. We have multiple uranium supply contracts with pricing fixed or based on inflation factors applied to a fixed base.  Additional future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $23.00 per pound as of February 27, 2017.

Transactions with Related Parties

Jeff Klenda, CEO, purchased 1,000,000 Common Shares under the bought-deal financing in February 2016 for gross proceeds of $500,000 at the same price as other investors.  There were no other reportable transactions with related parties in 2016.

During the fiscal year ended December 31, 2015, we did not participate in any reportable transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted.  We have reviewed our contracts as well as our procedures and do not anticipate any changes in the manner or timing with which we reflect our revenues.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11,  Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore, the amendments in ASU 2015-11 will become required for us as of the beginning of our 2017 fiscal year. This is consistent with our current policies and is not expected to have a material impact upon our financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  At this time, the only leases we hold are for equipment, office space in one location and a limited number of leases on selected mineral properties.  We do not anticipate the additional disclosures to reflect those leases will have an impact on our statement of financial position as the total future lease payments are not material.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Task Force (Topic 230), which addresses the presentation of restricted cash in the statement of cash flows.  Under the new standard, restricted cash will be presented with cash and cash equivalents in the statement of cash flows instead of being reflect as non-cash investing or financing activities.  A reconciliation of the make-up of the end ending cash, cash equivalent and restricted cash balance will be required for entities who reflect restricted cash as separate items on the statement of financial position.  In addition, a description of the restrictions on the cash will be required.  This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

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

As of December 31, 2016, the current and long term price of uranium was $20.25 and $30.00, respectively.  This compares to prices of $34.23 and $44.00 as of December 31, 2015. Senior management updates production, revenue and cash projections on a regular basis, in some cases weekly, but at least monthly. The Company reviews the impairment indicators outlined in GAAP guidance. The sole indication of possible impairment was the decline in industry-wide reported sales price. While this has no immediate effect on the Company since it has sales contracts until 2021, a cash flow analysis for each of Lost Creek and Shirley Basin was performed. The mine life used was consistent with that reported in the respective NI 43‑101 Preliminary Economic Assessment for each property. Cash flows were calculated on a sales price of $30 per pound which was the long-term quoted price in related industry periodicals as of December 31, 2016.  Based on these undiscounted cash flow models, no impairments were indicated for any of the respective properties.

For other properties which have reported mineral resources supported by NI 43-101 Technical Reports, we applied the estimated market pricing to the mineral resource estimates as well as realization percentages which were taken from a previous valuation completed by a third party with respect to the Lost Creek Project in conjunction with obtaining our Wyoming bond.

Our remaining properties, which have no established mineral resource, continue to be carried at their acquisition cost.

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

Depreciation

The depreciable life of the Lost Creek plant, equipment and enclosure was determined to be the nameplate life of the equipment housed in the processing plant as plans exist to continue to process materials from other sources such as Shirley Basin beyond the estimated production at the Lost Creek Project.

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

In early 2015, we completed and filed the Shirley Basin PEA based on drilling data purchased as a part of the acquisition combined with data gathered during the exploration / confirmation program undertaken in 2014.  After filing the Shirley Basin PEA, we continued to do baseline and confirmation work at Shirley Basin and in late 2015 we submitted a permit application to the state of Wyoming to begin construction and operations at the project.  Based on the filing of those permits, we anticipate that we will be in a position to commence construction of a plant facility and the related wellfields within several years.  Once operations commence, the cost of the property will be amortized over the anticipated productive life of the property for accounting / reporting purposes.  At this point, the asset now has an identifiable life and the associated DTL is available to offset the DTA recorded before the application of the valuation allowance.  We therefore applied a portion of the valuation allowance to the DTL arising from the Pathfinder acquisition.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Consolidated Financial Statements” following the signature page of this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2016, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting at December 31, 2016, has been audited by PricewaterhouseCoopers LLP, as stated in their report.

(c)Attestation Report of Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers and directors. The full text of the Code is available on our website at http://www.ur-energy.com/corporate-governance/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  Exhibits, Financial statement schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2015	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2015	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2017	3.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Second Amendment and Restatement Agreement – Facility Agreement (RMB Australia Holdings Ltd)	8-K	03/19/2015	10.1

10.3	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.4	Amended Share Purchase Agreement (Pathfinder Mines Corporation)	6-K	12/23/2013	10.1

10.5	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2014	10.7

10.6	Employment Agreement with Wayne W. Heili, as amended	10-K	3/3/2014	10.8

10.7	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.8	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.9	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.13	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.10	Employment Agreement with James A. Bonner	10-K	3/2/2015	10.14

10.11	Ur-Energy Inc. Amended and Restated Stock Option Plan	S-8	5/14/2013	4.1

10.12	Amended Restricted Share Unit Plan	8-K	3/27/2016	4.2

10.13	At Market Issuance Sales Agreement	8-K	5/27/16	1.1

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2014	14.1

21.1	Subsidiaries of the Registrant	10-K	3/3/2014

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of TREC, Inc.				X

23.3	Consent of WWC Engineering				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document				X

101.LAB	XBRL Labels Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

99.1	Location maps (1)	10-K	3/3/2014

(1)	Filed herewith under Items 1 and 2. Business and Properties.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 3, 2017	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2017	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2017	By:	/s/Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 2, 2017	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: March 2, 2017	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: March 2, 2017	By:	/s/ Paul Macdonell
Paul Macdonell
Director

Date: March 2, 2017	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: March 2, 2017	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders of Ur-Energy Inc.

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. (Ur-Energy or the Company) as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations and comprehensive loss, cash flows and shareholder’s equity for each of the years in the three-year period ended December 31, 2016. We also have audited Ur-Energy’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our integrated audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ur-Energy as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Ur-Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

March 3, 2017

Ur-Energy Inc.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents (note 4)	1,552	1,443
Accounts receivable	16	9
Inventory (note 5)	4,109	3,345
Prepaid expenses	829	916
	6,506	5,713
Restricted cash (note 6)	7,557	7,557
Mineral properties (note 7)	47,029	50,610
Capital assets (note 8)	28,848	30,788
Equity investment (note 9)	-	1,089
	89,940	95,757
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 10)	3,625	4,567
Current portion of notes payable (note 11)	4,502	8,527
Accrued federal income tax (note 12)	-	43
Environmental remediation accrual	85	86
	8,212	13,223
Notes payable (note 11)	19,435	23,937
Asset retirement obligations (note 13)	26,061	26,061
Other liabilities - warrants	-	35
	53,708	63,256
Shareholders' equity (note 14)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 143,676,384 at December 31, 2016 and 130,188,775 at December 31, 2015	174,902	168,911
Warrants	4,109	4,175
Contributed surplus	15,201	14,632
Accumulated other comprehensive income	3,604	3,357
Deficit	(161,584)	(158,574)
	36,232	32,501
	89,940	95,757

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman	/s/ Thomas H. Parker, Director

Ur-Energy Inc.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Year ended December 31,
	2016	2015	2014

Sales (note 15)	27,305	41,877	29,349

Cost of sales	(15,848)	(29,292)	(17,858)

Gross profit	11,457	12,585	11,491

Operating Expenses
Exploration and evaluation	(2,964)	(2,853)	(3,277)
Development	(2,886)	(5,358)	(7,672)
General and administrative	(4,740)	(5,715)	(6,541)
Accretion of asset retirement obligations (note 13)	(534)	(515)	(497)
Write-off of mineral properties (note 7)	(62)	-	(483)

Income (loss) from operations	271	(1,856)	(6,979)

Interest expense (net)	(1,977)	(2,557)	(2,699)
Warrant mark to market adjustment	36	307	946
Loss on equity investment (note 9)	(5)	(8)	(5)
Write-off of equity investments (note 9)	(1,089)	-	-
Foreign exchange gain (loss)	(278)	(1)	(12)
Other income (loss)	15	5	-

Loss before income taxes	(3,027)	(4,110)	(8,749)

Income tax recovery (net) (note 12)	17	3,315	-

Net loss for the year	(3,010)	(795)	(8,749)

Loss per common share
Basic and diluted	(0.02)	(0.01)	(0.07)

Weighted average number of common shares outstanding
Basic and diluted	141,999,537	130,056,932	128,781,215

COMPREHENSIVE INCOME (LOSS)
Net loss for the year	(3,010)	(795)	(8,749)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	247	20	39
Comprehensive loss for the year	(2,763)	(775)	(8,710)

The accompanying notes are an integral part of these consolidated financial statements.

Ur-Energy Inc.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2013	127,559,743	165,974	4,175	14,247	3,298	(149,030)	38,664

Exercise of stock options	1,623,139	2,052	-	(705)	-	-	1,347
Common shares issued for cash, net
of issue costs - additional costs	-	(50)	-	-	-	-	(50)
Redemption of vested RSUs	182,194	142	-	(225)	-	-	(83)
Other capital contributions	-	-	-	5	-	-	5
Non-cash stock compensation	-	-	-	928	-	-	928
Net loss and comprehensive income	-	-	-	-	39	(8,749)	(8,710)

Balance, December 31, 2014	129,365,076	168,118	4,175	14,250	3,337	(157,779)	32,101

Exercise of stock options	608,531	626	-	(216)	-	-	410
Redemption of vested RSUs	215,168	167	-	(295)	-	-	(128)
Non-cash stock compensation	-	-	-	893	-	-	893
Net loss and comprehensive income	-	-	-	-	20	(795)	(775)

Balance, December 31, 2015	130,188,775	168,911	4,175	14,632	3,357	(158,574)	32,501

Exercise of stock options	16,620	13	-	(4)	-	-	9
Common shares issued for cash, net
of $884 of issue costs	13,085,979	5,684	-	-	-	-	5,684
Redemption of vested RSUs	385,010	294	-	(350)	-	-	(56)
Expiry of warrants	-	-	(66)	66	-	-	-
Non-cash stock compensation	-	-	-	857	-	-	857
Net loss and comprehensive income	-	-	-	-	247	(3,010)	(2,763)

Balance, December 31, 2016	143,676,384	174,902	4,109	15,201	3,604	(161,584)	36,232

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Year ended December 31,
	2016	2015	2014
Cash provided by (used in)
Operating activities
Net loss for the year	(3,010)	(795)	(8,749)
Items not affecting cash:
Stock based expense	857	893	928
Depreciation and amortization	5,144	6,504	7,643
Accretion of asset retirement obligations	534	515	497
Amortization of deferred loan costs	152	177	-
Write off of equity investments	1,089	-	-
Write-off of mineral properties	62	-	483
Warrants mark to market gain	(36)	(307)	(946)
Gain on disposition of assets	(14)	(5)	-
Loss on foreign exchange	280	-
Other loss	4	9	4
Income tax recovery	(17)	(3,345)	-
RSUs redeemed to pay withholding	(56)	(142)	(67)
Proceeds from assignment of sales contract	-	-	(2,508)
Change in non-cash working capital items:
Accounts receivable	(7)	19	5,772
Inventory	(765)	1,823	(3,115)
Prepaid expenses	(111)	125	259
Accounts payable and accrued liabilities	(803)	(101)	1,736
Accrued income taxes	30	-	-
	3,333	5,370	1,937
Investing activities
Mineral property costs	-	1	(65)
Increase in restricted cash	-	-	(2,500)
Funding of equity investment	(5)	(8)	(7)
Proceeds from sale of property and equipment	91	26	-
Purchase of capital assets	(296)	(79)	(436)
	(210)	(60)	(3,008)
Financing activities
Issuance of common shares and warrants for cash	6,568	-	-
Share issue costs	(884)	-	(50)
Proceeds from exercise of stock options	9	410	1,347
Proceeds from debt financing	-	-	5,000
Cost of debt financing	-	-	(135)
Repayment of debt	(8,679)	(7,374)	(3,585)
	(2,986)	(6,964)	2,577
Effects of foreign exchange rate changes on cash	(28)	(7)	(29)
Net change in cash and cash equivalents	109	(1,661)	1,477
Beginning cash and cash equivalents	1,443	3,104	1,627
Ending cash and cash equivalents	1,552	1,443	3,104
Total Interest paid	1,827	2,385	2,526
Total taxes paid	29	-	-

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

2.Liquidity Risk

Our operations are based on a small number of large sales.  As a result, our cash flow and therefore our current assets and working capital may vary widely during the year based on the timing of those sales.  Virtually all of our sales are under contracts which specify delivery dates, delivery quantities, sales prices and payment dates.  The only exceptions are spot sales which we are currently only making when advantageous. As a result, we are able to perform cash management functions over the course of an entire year and are less reliant on current commodity prices and market conditions. We monitor our cash projections on a weekly basis and have used various techniques to manage our cash flows including the assignment of deliveries, as we did in 2016, negotiating changes in delivery dates, purchasing inventory at favorable prices and raising capital.

In addition, most of our current assets except for prepaid expenses are immediately realizable, if necessary, while our currently liabilities include a substantial portion that is not due for a minimum of three months to over a year which, given the existence of our contracts and set prices, allow us to plan for those payments well in advance and address shortfalls, if any, well in advance.

While our current position as of December 31, 2016 reflects negative working capital, our projected sales for the first quarter of 2017 are sufficient to cover any perceived shortfall as well as any required debt service payments.

It is possible that additional funding might be sought.  Although the Company has been successful in raising debt and equity financing in the past, there can be no guarantee that such funding will be available in the future.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

 Exploration Stage

The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in-situ recovery (“ISR”) mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that the Company commenced recovery of uranium at the Lost Creek Project in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable mineral reserves have been established.

Since the Company commenced recovery of uranium at the Lost Creek Project without having established proven and probable reserves, any uranium resources established or extracted from the Lost Creek Project should not be in any way associated with having established, or production from, proven or probable mineral reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with United States standards.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to potential impairment in the carrying value of the Company’s long-lived assets due to declining uranium prices or other internal or external factors, the fair value of stock-based compensation using the factors associated with the Black-Scholes calculations, estimation of the amount of recoverable uranium included in the in-process inventory, estimation of factors surrounding asset retirement obligations such as interest rates, discount rates and inflation rates, total cost and the time until the asset retirement commences and the offset of future income taxes through deferred tax assets. Actual results could differ from those estimates.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Cash and cash equivalents

Cash and cash equivalents consists of cash balances and highly liquid investments with original maturities of three months or less that are considered to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes. Restricted cash is excluded from cash and cash equivalents and is included in other long-term assets

Restricted cash

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

Mineral properties

Acquisition costs of mineral properties are capitalized. When production is attained, amortization is calculated on a straight-line basis. The original estimated life for the Lost Creek and LC East projects was 10 years which is being used to amortize the mineral property acquisition costs.

If properties are abandoned or sold, they are written off. If properties are considered to be impaired in value, the costs of the properties are written down to their estimated fair value at that time.

Exploration, evaluation and development costs

Exploration and evaluation expenses consist of labor, annual lease and maintenance fees and associated costs of the exploration geology department as well as exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage.

Development expense relates to the Company’s Lost Creek, LC East and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessments. Development expenses include

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Equity investments

Investments in unconsolidated ventures over which the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include the Company’s investments in The Bootheel Project, LLC. The Company identified The Bootheel Project, LLC as a Variable Interest Entity (VIE) as it is dependent on funding from its owners. All voting rights are shared equally on a 50/50 basis between the owners. Therefore, the Company has determined that it is not the primary beneficiary. The Company’s maximum exposure to loss is its equity investment.

The equity method is a basis of accounting for investments whereby the investment is initially recorded at cost and the carrying value is adjusted thereafter to include the investor’s pro rata share of post-acquisition earnings or losses of the investee, as computed by the consolidation method. Cash funding increases the carrying value of the investment. Profit distributions received or receivable from an investee reduce the carrying value of the investment.

The Bootheel Project, LLC is not a publicly-traded entity. Therefore, the Company assesses whether there has been a potential impairment triggering event for other-than-temporary impairment by testing the underlying asset of the equity investee for recoverability and assess whether there has been a change in the development plan or strategy for the project. If the underlying asset is not recoverable, the Company will record an impairment charge equal to the difference between the carrying amount of the investee and its fair value.

Impairment of long-lived assets

The Company assesses the possibility of impairment in the net carrying value of its long-lived assets when events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Occasionally, the Company sells delivery commitments to an independent trader. The proceeds were recorded as deferred revenue until the trader or purchaser acknowledged the deliveries had been made, at which time the portion of the sale relating to those deliveries were taken into sales revenue.  The Company sold two delivery commitments to an independent trader in 2016.  The corresponding deliveries were made in 2016 and the income recognized in that year.

Stock-based compensation

Stock-based compensation cost from the issuance of stock options and restricted share units (“RSUs”) is measured at the grant date based on the fair value of the award and is recognized over the related service period. Stock-based compensation cost is charged to construction, exploration and evaluation, development, and general and administrative expense on the same basis as other compensation costs.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Income taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The Company provides a valuation allowance on deferred tax assets unless it is more likely than not that such assets will be realized.

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

Classification of financial instruments

The Company’s financial instruments consist of cash, short-term investments, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities, other liabilities and notes payable. The Company has made the following classifications for these financial instruments:

•	Cash, accounts receivable, restricted cash and deposits are recorded at amortized cost. Interest income is recorded using the effective interest rate method and is included in income for the period.
•	Accounts payable and accrued liabilities and notes payable are measured at amortized cost.
•	Other liabilities, which related to the derivative on the warrant issued in U.S. dollars, are adjusted to the market value at the end of each reporting period.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606 Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted.  We have reviewed our contracts as well as our procedures and do not anticipate any changes in the manner or timing with which we reflect our revenues.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11,  Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Therefore, the amendments in ASU 2015-11 will become required for us as of the beginning of our 2017 fiscal year. This is consistent with our current policies and is not expected to have a material impact upon our financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  At this time, the only leases we hold are for equipment, office space in one location and a limited number of leases on selected mineral properties.  We do not anticipate the additional disclosures to reflect those leases will have an impact on our statement of financial position as the total future lease payments are not material.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  In regard to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted.  We have reviewed the impact on our financial statements and determined that the effect will be limited to changes in the deferred tax assets and valuation allowances.

In November 2016, the FASB issued ASU  No. 2016-18, Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Task Force (Topic 230), which addresses the presentation of restricted cash in the statement of cash flows.  Under the new standard, restricted cash will be presented with cash and cash equivalents in the statement of cash flows instead of being reflect as non-cash investing or financing activities.  A reconciliation of the make-up of the end ending cash, cash equivalent and restricted cash balance will be required for entities who reflect restricted cash as separate items on the statement of financial position.  In addition, a description of the restrictions on the cash will be required.  This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period, however early adoption is permitted.  We are currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Consolidated Financial Statements.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

4.Cash and cash equivalents

The Company’s cash and cash equivalents consists of the following:

	As at
	December 31, 2016	December 31, 2015
	$	$
Cash on deposit at banks	580	1,202
Money market funds	972	241

	1,552	1,443

5.Inventory

The Company’s inventory consists of the following:

	As at
	December 31, 2016	December 31, 2015
	$	$
In-process inventory	897	994
Plant inventory	461	742
Conversion facility inventory	2,751	1,609

	4,109	3,345

As of December 31, 2016, there was no inventory carried at excess of net realizable value.  The cost of inventory is recognized as an expense when the corresponding sale is made and the costs are included in Cost of Sales.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	December 31, 2016	December 31, 2015
	$	$

Money market account	7,457	7,457
Certificates of deposit	100	100

	7,557	7,557

(a)

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, United States Department of the Interior and United States Nuclear Regulatory Commission. The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $26,688 of coverage towards specific reclamation obligations are collateralized by $7,444 of the restricted cash at December 31, 2016.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2014	18,512	21,028	13,210	52,750

Change in estimated reclamation costs (Note 13)	2,391	(290)	-	2,101
Amortization	(4,241)	-	-	(4,241)

Balance, December 31, 2015	16,662	20,738	13,210	50,610

Change in estimated reclamation costs (Note 13)	338	(872)	-	(534)
Property write-offs	-	-	(62)	(62)
Amortization	(2,985)	-	-	(2,985)

Balance, December 31, 2016	14,015	19,866	13,148	47,029

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Pathfinder Mines Corporation

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”) to acquire additional mineral properties. Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations. The purchase price allocation attributed $5.7 million to asset retirement obligations, $3.3 million to deferred tax liabilities, $15.3 million to mineral properties and the balance to the remaining assets and liabilities.  The royalty expired on June 30, 2016.

Other U.S. properties

The other US properties include the acquisition cost of several potential mineralized properties including the Lost Soldier Project. The Company continues to maintain those properties through claim payments, lease payments, insurance and other holding costs in anticipation of future exploration efforts.

In June 2016, the Company decided to abandon its claims in the Hauber Project and wrote off $62 thousand being the carrying value of the investment in that project.

Impairment testing

The Company reviews the impairment indicators outlined in GAAP guidance.  In 2016, the sole indication of possible impairment was the decline in industry-wide reported sales price. While this price has no immediate effect on the Company since it has sales contracts until 2021, a cash flow analyses for each of Lost Creek and Shirley Basin was performed. The mine life used was consistent with that reported in the respective NI 43-101 Preliminary Economic Assessment for each property. Cash flows were calculated using a sales price of $30 per pound which was the long-term quoted price in related industry periodicals as of December 31, 2016.  Based on these undiscounted cash flow models, the assets will be recovered and no impairments were indicated for any of the respective properties.

For other properties which have reported mineral resources supported by NI 43-101 Technical Reports, we applied the estimated market pricing to the mineral resource estimates as well as realization percentages which were taken from a previous valuation completed by a third party with respect to the Lost Creek Project in conjunction with obtaining our Wyoming bond loan.

Our remaining properties, which have no estimated mineral resource, continue to be carried at their acquisition costs.

The Company’s accounting policy is to expense development costs including, but not limited to, production wells, header houses, piping and power as we have no proven and probable reserves.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	December 31, 2016			December 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,251	2,966	285	3,819	3,179	640
Enclosures	32,991	5,229	27,762	32,987	3,578	29,409
Machinery and equipment	1,262	599	663	1,031	507	524
Furniture, fixtures and leasehold improvements	119	98	21	119	92	27
Information technology	1,153	1,036	117	1,111	923	188

	38,776	9,928	28,848	39,067	8,279	30,788

Total depreciation expense was $3.8 million, $5.1 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9.Equity Investment

Following its earn-in to The Bootheel Project, LLC in 2009, Jet Metals Corp, was required to fund 75% of the project’s expenditures and the Company the remaining 25%. The project has been accounted for using the equity accounting method with the Company’s proportionate share of the project’s loss included in the Consolidated Statement of Operations since the date of earn-in and the Company’s net investment is reflected on the Consolidated Balance Sheet. Under the terms of the operating agreement, the Company elected not to participate financially for the project’s financial year ended March 31, 2012 which reduced the Company’s ownership percentage to 19.1%. The equity accounting method has been continued because the Company has an equal number of members on the management committee as the other member and can directly influence the budget, expenditures and operations of the project.

In April 2016, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2017, which is the fiscal year end of The Bootheel Project, LLC.  No additional exploration or development activities are expected at this time for 2017. Due to the continuing decline in the spot price of uranium combined with the reduction in minerals when the related lease was not renegotiated, the Company examined the valuation of its investment in Bootheel and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

10.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	December 31, 2016	December 31, 2015
	$	$
Accounts payable	725	1,402
Severance and ad valorem tax payable	1,649	1,992
Payroll and other taxes	1,251	1,173

	3,625	4,567

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

On March 14, 2014, the Company modified a loan facility with RMB Australia Holding Ltd. (“RMB”) to include a $3.5 million line of credit. On October 15, 2015, the loan was amended to extend the maturity date of the $3.5 million line of credit to December 31, 2016 and spread the $3.5 million balance originally due March 31, 2016 over four quarterly payments commencing March 31, 2016 and concluding December 31, 2016, plus interest at a rate of approximately 9.13%.  This was considered a modification for accounting purposes.  That loan was paid off on December 29, 2016.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of December 31, 2016 are considered current.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current and long term portion of each of the Company’s debt instruments at December 31, 2016 and December 31, 2015:

	As at
	December 31, 2016	December 31, 2015
	$	$
Current debt
Sweetwater County Loan	4,623	4,367
RMB First Loan Facility	-	4,312
	4,623	8,679

Less deferred financing costs	(121)	(152)
	4,502	8,527

Long term debt
Sweetwater County Loan	19,891	24,514
Less deferred financing costs	(456)	(577)
	19,435	23,937

Schedule of payments on outstanding debt as of December 31, 2016:

Debt	Total	2017	2018	2019	2020	2021	Maturity
	$	$	$	$	$	$
Sweetwater County Loan
Principal	24,514	4,623	4,895	5,183	5,487	4,326	01-Oct-21
Interest	3,674	1,311	1,039	752	447	125

Total	28,188	5,934	5,934	5,935	5,934	4,451

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

12.Income Taxes

A reconciliation of income taxes at the statutory Canadian income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year ended December 31,
	2016	2015	2014
	$	$	$
Loss before income taxes	(3,027)	(4,110)	(8,749)

Statutory rate	26.50%	26.50%	26.50%
Expected recovery of income tax	(804)	(1,089)	(2,318)
Effect of foreign tax rate differences	(28)	(212)	(619)
Non-deductible amounts	154	57	106
Effect of changes in enacted future rates	66	76	65
Effect of change in foreign exchange rates	-	(155)	(186)
Effect of stock based compensation	(149)	-	-
Effect of prior year true-ups and other	(317)	-	-
Expiration of prior year NOLs	290	-	-
Change in valuation allowance	771	(1,992)	2,952
	(17)	(3,315)	-
Recovery of deferred income taxes		(3,345)	-
	(17)	30	-

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As at December 31,
	2016	2015	2014
	$	$	$
Future income tax assets
Deferred tax assets	15,344	8,386	8,074
Net operating loss carry forwards	41,634	41,647	42,251
Less: valuation allowance	(56,978)	(50,033)	(50,325)
	-	-	-
Future income tax liabilities
Mineral properties	-	-	3,345

Net deferred tax liability	-	-	3,345

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Based upon the level of historical taxable loss, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2016, 2015 and 2014. No deferred tax assets are therefore recognized at this point.

Income tax recovery (expense)	2016	2015	2014
	$	$	$
Recovery of deferred tax liability stemming from Pathfinder acquisition	-	3,345	-
Current income tax recovery (expense)	17	(30)	-

	17	3,315	-

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

In early 2015, we completed and filed the Shirley Basin PEA based on drilling data purchased as a part of the acquisition combined with data gathered during the exploration / confirmation program undertaken in 2014.  After filing the Shirley Basin PEA, we continued to do baseline and confirmation work at Shirley Basin and in late 2015 we submitted a permit application to the state of Wyoming to begin construction and operations at the project.  Based on the filing of those permits, we anticipate that we will be in a position to commence construction of a plant facility and the related wellfields within several years.  Once operations commence, the cost of the property will be amortized over the anticipated productive life of the property for accounting / reporting purposes. At that point, the asset now has an identifiable life and the associated DTL is available to offset the DTA recorded before the application of the valuation allowance. We therefore applied a portion of the valuation allowance to the DTL arising from the Pathfinder acquisition.

As of December 31, 2016, the Company had the following net operating loss carryforwards available:

Income tax loss carry forwards
Canadian (expiring 2016 - 2036)	$ 26,323
United States (expiring 2025 - 2035)	$ 91,607

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company currently has no uncertain tax positions and is therefore not reflecting any adjustments for such in its deferred tax assets.

There are open statutes of limitations for tax authorities in the U.S., Canada and state jurisdictions to audit the Company’s tax returns for the years ended December 31, 2013, 2014 and 2015.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations. There have been no income tax related interest or penalties assessed or recorded.

Other comprehensive loss was not subject to income tax effects and is therefore shown net of taxes.

13.Asset Retirement Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.1% to 3.2%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mine, processing plant, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2016, the total undiscounted amount of the future cash needs was estimated to be $15.0 million. The schedule of payments required to settle the ARO liability extends through 2033.

Asset retirement obligations for the Pathfinder properties are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates of 2.16% to 3.0%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2016, the total undiscounted amount of the future cash needs was estimated to be $11.5 million. The schedule of payments required to settle the ARO liability extends through 2033.

The undiscounted future cash needs are based on information provided to the State of Wyoming in conjunction with annual reclamation bonding renewals.  Increases in the estimated future cash needs are normally based on increased disturbances projected for the upcoming year.  In 2016, there was a small increase in the estimated liability on the Lost Creek Project.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash as discussed in note 6 is related to surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

	For the year ended	Year ended
	December 31, 2016	December 31, 2015

	$	$
Beginning of year	26,061	23,445
Change in estimated liability	(534)	2,101
Accretion expense	534	515

End of year	26,061	26,061

14.Shareholders’ Equity and Capital Stock

Common share issuances

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2016, we sold 164,979 common shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand.  After deducting all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received $13 thousand.

During the year ended December 31, 2016, the Company exchanged 385,010 common shares for vested Restricted Share Units (“RSUs”). In addition, 16,620 stock options were exercised for proceeds of less than $0.1 million.

During the year ended December 31, 2015, the Company exchanged 215,168 common shares for vested RSUs. In addition, 608,531 stock options were exercised for proceeds of $0.4 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Outstanding, December 31, 2013	9,273,659	1.19

Granted	1,136,776	0.93
Exercised	(1,623,139)	0.83
Forfeited	(303,612)	1.45
Expired	(15,070)	0.82

Outstanding, December 31, 2014	8,468,614	1.12

Granted	2,384,052	0.67
Exercised	(608,531)	0.66
Forfeited	(258,918)	1.09
Expired	(10,810)	0.64

Balance, December 31, 2015	9,974,407	0.88

Granted	3,062,542	0.57
Exercised	(16,620)	0.58
Forfeited	(788,883)	0.70
Expired	(2,482,512)	1.56

Outstanding, December 31, 2016	9,748,934	0.63

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the year ended December 31, 2016 was $0.7 million.

As of December 31, 2016, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	Intrinsic	Number	contractual	Intrinsic
price	of options	life (years)	Value	of options	life (years)	Value	Expiry
$			$			$
			(thousands)			(thousands)

0.68	822,659	0.0	-	822,659	0.0	-	12-Jan-17
1.04	200,000	0.1	-	200,000	0.1	-	01-Feb-17
0.88	100,000	0.2	-	100,000	0.2	-	01-Mar-17
0.57	1,129,448	0.9	-	1,129,448	0.9	-	07-Dec-17
0.57	510,324	1.3	-	510,324	1.3	-	25-Apr-18
0.92	100,000	1.6	-	100,000	1.6	-	01-Aug-18
0.89	794,443	2.0	-	794,443	2.0	-	27-Dec-18
1.25	100,000	2.2	-	100,000	2.2	-	31-Mar-19
0.76	837,228	2.9	-	837,228	2.9	-	12-Dec-19
0.85	200,000	3.4	-	200,000	3.4	-	29-May-20
0.64	709,262	3.6	-	539,036	3.6	-	17-Aug-20
0.60	1,183,028	3.9	-	638,837	3.9	-	11-Dec-20
0.54	3,062,542	5.0	-	306,255	5.0	-	16-Dec-21

0.63	9,748,934	3.0	-	6,278,230	2.0	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of CAD $0.71 as of the last trading day in the year ended December 31, 2016, that would have been received by the option holders had they exercised their options as of that date. There were no in-the-money stock options outstanding or exercisable as of December 31, 2016.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The RSU Plan was approved most recently by our shareholders on May 5, 2016.

Eligible participants under the RSU Plan include directors and employees, including officers, of the Company. Under the terms of the RSU Plan, RSUs vest with participants as follows: 50% on the first anniversary of the date of the grant and 50% on the second anniversary of the date of the grant.  In March 2015, the Board approved

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

amendments to the plan that (a) extend the redemption period so that, going forward, all RSUs vest 100% on the second anniversary of the date of the grant; (b) provide for redemption, instead of cancellation, of outstanding RSUs at the date of redemption for retiring directors and executive officers, which is defined as a threshold of combined service and age of 65 years, and a minimum of five years of service to the Company; and (c) update the RSU Plan for compliance with applicable laws. The amendments were approved and ratified by shareholder vote on May 28, 2015.  Grants made subsequent to May 28, 2015 have been made pursuant to the described amendments.

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2013	691,610	0.90

Granted	259,192	1.20
Vested	(527,407)	0.74
Forfeited	(43,960)	0.92

Unvested, December 31, 2014	379,435	0.89

Granted	795,592	0.83
Vested	(286,223)	0.91
Forfeited	(28,709)	0.85

Unvested, December 31, 2015	860,095	0.82

Granted	715,638	0.57
Vested	(281,342)	0.81
Forfeited	(20,401)	0.65

Unvested, December 31, 2016	1,273,990	0.60

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2016, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	Intrinsic
Grant date	RSUs	(years)	Value
			$
			(thousands)
March 13, 2015	110,278	0.19	58
August 17, 2015	177,314	0.62	94
December 11, 2015	270,760	0.94	144
December 16, 2016	715,638	1.95	379

	1,273,990	0.84	675

As of December 31, 2016, 8,374 RSUs had been vested and redeemed but not issued due to the timing of transferring them to the brokers designated by the related employees.  They were subsequently issued in January and February 2017.

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

Warrants

The warrants were issued in Canadian dollars and have been converted to their US$ equivalent for presentation purposes. The First Loan Facility accounts for the warrants expiring in 2018.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants is summarized as follows:

	Number	Weighted-
	of	average
	Warrants	exercise price
		$
Outstanding, December 31, 2013	8,374,112	0.95

Outstanding, December 31, 2014	8,374,112	1.20

Expired	(150,000)	0.89

Outstanding, December 31, 2015	8,224,112	1.71

Expired	(2,379,545)	1.34

Outstanding, December 31, 2016	5,844,567	1.02

As of December 31, 2016, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
			(thousands)
0.89	4,294,167	1.7	-	24-Jun-18
0.93	1,550,400	1.9	-	27-Aug-18

0.90	5,844,567	1.3	-

Share-based compensation expense

Stock-based compensation expense was $0.9 million, $0.9 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was approximately $0.9 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.6 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.3 years and 1.6 years, respectively.

Cash received from stock options exercised during the years ended December 31, 2016, 2015 and 2014 was less than $0.1 million, $0.4 million and $1.3 million, respectively.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair Value Calculations

The initial fair value of RSUs, options and warrants granted during the years ended December 31, 2016, 2015 and 2014 was determined using the Black-Scholes option pricing model with the following assumptions:

	2016	2015	2014

Expected option life (years)	3.72	3.6-3.67	3.49-3.56
Expected volatility	57%	55-57%	61-66%
Risk-free interest rate	1.0%	0.5-0.7%	1.1-1.4%
Forfeiture rate (options)	5.6%	4.9-5.0%	4.5-4.7%
Forfeiture rate (RSUs)	6.2%	7.2-8.3%	7.7%
Expected dividend rate	0%	0%	0%

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

The fair value used for each RSUs issued in 2016 was CAD $0.73. Those issued in 2015 ranged from CAD $0.80 to CAD $1.22 per unit, while the RSUs issued in December 2014 were $0.96 per unit.  Each of the issuance prices were the closing prices of the stock on the TSX as of the trading day immediately preceding the grant date.

15.Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. In 2016, the Company also sold deliveries under two of its contracts to a third party trader. The income was deferred at the time and recognized when the respective deliveries were completed.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue consists of:

	Year ended December 31,
	2016		2015
	$		$
Sale of produced inventory
Company A	12,741	46.7%	6,098	14.6%
Company B	6,375	23.3%	6,518	15.6%
Company C	3,075	11.3%	10,674	25.4%
Company D	-	0.0%	6,671	15.9%
	22,191	81.3%	29,961	71.5%
Sales of purchased inventory
Company E	-	0.0%	11,847	28.3%

Total sales	22,191	81.3%	41,808	99.8%

Disposal fee income	29	0.1%	69	0.2%
Recognition of revenue from sale of deliveries under assignment	5,085	18.6%	-	0.0%

	27,305	100.0%	41,877	100.0%

16.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $8.5 million at risk at December 31, 2016 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2016.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

As at December 31, 2016, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.3 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 5 years, and asset retirement obligations with estimated completion dates until 2033.

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

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a $0.1 million impact for the year ended December 31, 2016. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2016

(expressed in thousands of U.S. dollars unless otherwise indicated)

17.Commitments

Under the terms of its operating lease for vehicles and the office premises in Casper, Wyoming, the Company is committed to minimum annual lease payments as follows:

Year ended December 31,	$
2017	288
2018	188
2019 and thereafter	-
476

Rent expense under these agreements was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Principal payments required under debt agreements are as follows:

Year ended:
31-Dec-17	4,623
31-Dec-18	4,895
31-Dec-19	5,183
31-Dec-20	5,487
31-Dec-21	4,326
24,514

Off Take Sales Agreements

As of December 31, 2016, we have multiple off take sales agreements with various U.S. utilities. These agreements were completed between 2012 and 2015 for deliveries between 2017 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2017	600,000 pounds
2018	500,000 pounds
2019	600,000 pounds
2020	450,000 pounds
2021	250,000 pounds