Form 10-Q
period 2017-03-31
UR-ENERGY INC
filed 2017-05-05
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☑

As of May 3, 2017, there were 145,873,898 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek, and to determine future development and construction priorities; (ii) anticipated production of Lost Creek for 2017 (iii) the timing and outcome of permitting and regulatory approvals of the amendment for LC East and the KM horizon; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the potential of our exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (vi) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vii) the outcome of our forecasts and production projections; and (viii)  resolution of the continuing challenges within the uranium market,  including supply and demand projections. Additional factors include, among others, the following: future estimates for production, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE MKT, LLC (“NYSE MKT”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 3, 2017.

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

Canadian standards, including NI 43-101, differ significantly from the requirements of the U.S. Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-K may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resource” does not equate to the term “‘reserves.” Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources,” “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with U. S. standards.

NI 43-101 Review of Technical Information: James A. Bonner, Ur-Energy Vice President Geology, P.Geo. and Qualified Person as defined by NI 43-101, reviewed and approved the technical information contained in this Form 10-Q.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents (note 3)	8,393	1,552
Accounts receivable	18	16
Inventory (note 4)	5,761	4,109
Prepaid expenses	1,057	829
	15,229	6,506
Restricted cash (note 5)	7,557	7,557
Mineral properties (note 6)	46,885	47,029
Capital assets (note 7)	28,329	28,848
	82,771	83,434
	98,000	89,940
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 8)	5,154	3,625
Current portion of notes payable (note 9)	4,568	4,502
Environmental remediation accrual	85	85
	9,807	8,212
Notes payable (note 9)	18,268	19,435
Asset retirement obligations (note 10)	26,806	26,061
	54,881	53,708
Shareholders' equity (note 11)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 145,873,898 at March 31, 2017 and 143,676,384 at December 31, 2016	176,620	174,902
Warrants	4,109	4,109
Contributed surplus	15,192	15,201
Accumulated other comprehensive income	3,593	3,604
Deficit	(156,395)	(161,584)
	43,119	36,232
	98,000	89,940

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended March 31,
	2017	2016

Sales (note 12)	14,828	2,714

Cost of sales	(6,295)	(1,855)

Gross profit	8,533	859

Operating Expenses
Exploration and evaluation	(912)	(855)
Development	(216)	(549)
General and administrative	(1,714)	(1,366)
Accretion of asset retirement obligations (note 10)	(132)	(132)

Income (loss) from operations	5,559	(2,043)

Interest expense (net)	(378)	(554)
Warrant mark to market adjustment	-	31
Write-off of equity investments	-	(189)
Foreign exchange gain (loss)	8	(272)
Other income	-	38

Net income (loss) for the period	5,189	(2,989)

Income (loss) per common share
Basic	0.04	(0.02)
Diluted	0.03	(0.02)

Weighted average number of common shares outstanding
Basic	144,883,255	136,472,421
Diluted	149,460,429	136,472,421

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	5,189	(2,989)
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	(11)	252
Comprehensive income (loss) for the period	5,178	(2,737)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$
Balance, December 31, 2016	143,676,384	174,902	4,109	15,201	3,604	(161,584)	36,232

Exercise of stock options	549,952	517	-	(169)	-	-	348
Common shares issued for cash, net
of $43 of issue costs	1,536,169	1,126	-	-	-	-	1,126
Redemption of vested RSUs	111,393	75	-	(127)	-	-	(52)
Non-cash stock compensation	-	-	-	287	-	-	287
Net income (loss) and comprehensive income (loss)	-	-	-	-	(11)	5,189	5,178

Balance, March 31, 2017	145,873,898	176,620	4,109	15,192	3,593	(156,395)	43,119

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2017	2016
		(Restated - note 2)
Cash provided by (used in)
Operating activities
Net income (loss) for the period	5,189	(2,989)
Items not affecting cash:
Stock based expense	287	209
Depreciation and amortization	1,287	1,257
Accretion of asset retirement obligations	132	132
Amortization of deferred loan costs	29	38
Write off of equity investments	-	189
Warrants mark to market gain	-	(31)
Gain on disposition of assets	-	(37)
Loss (gain) on foreign exchange	(8)	200
RSUs redeemed to pay withholding or paid in cash	(52)	(9)
Proceeds from assignment of sales contract	-	5,085
Change in non-cash working capital items:
Accounts receivable	(2)	(4)
Inventory	(1,652)	(2,590)
Prepaid expenses	87	(72)
Accounts payable and accrued liabilities	1,217	727
	6,514	2,105

Investing activities
Proceeds from sale of property and equipment	-	59
Purchase of capital assets	(10)	(70)
	(10)	(11)

Financing activities
Issuance of common shares and warrants for cash	1,169	6,461
Share issue costs	(43)	(608)
Proceeds from exercise of stock options	348	9
Repayment of debt	(1,131)	(2,147)
	343	3,715

Effects of foreign exchange rate changes on cash	(6)	66

Net change in cash and cash equivalents	6,841	5,875
Beginning cash and cash equivalents	9,109	9,000
Ending cash and cash equivalents (note 13)	15,950	14,875

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company was continued under the Canada Business Corporations Act on August 8, 2006. Headquartered in Littleton, Colorado, the Company is an exploration stage mining company, as defined by U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development and production of uranium mineral resources located in Wyoming. As of August 2013, the Company commenced uranium production at its Lost Creek Project in Wyoming.

Due to the nature of the uranium mining methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards, the Company has not determined whether the properties contain mineral reserves. However, the Company’s “Amended Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” February 8, 2016 (“Lost Creek PEA”), outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

2.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of United States generally accepted accounting principles (“US GAAP”) for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2016. The year-end balance sheet data were derived from the audited financial statements and certain information and footnote disclosures required by US GAAP have been condensed or omitted.

Earnings and loss per share calculations

Diluted earnings per common share are calculated by including all options which are in-the-money based on the average stock price for the period as well as RSUs which were outstanding at the end of the quarter. The treasury method was applied to determine the dilutive number of options.  Warrants are included only if the exercise price is less than the average stock price for the quarter. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.

New accounting pronouncements which may affect future reporting

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us beginning in the first quarter of fiscal 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  Now, the only leases we hold are for equipment, office space in one location and a limited number of leases on selected mineral properties.  We do not anticipate the additional disclosures to reflect those leases will have an impact on our statement of financial position, as the total future lease payments are not material.

New accounting pronouncements which were implemented this year

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to all inventory, measured using average cost which is how the Company measures inventory. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This is consistent with our past policies and had no financial or reporting impact when implemented this quarter.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  Regarding forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period.  We currently recognize no income tax expense or benefit due to significant income tax credits and net operating losses which are fully reserved under a valuation allowance.  There is therefore no effect on our accounting or reporting at the time of implementation in this quarter.  We have made the election to continue to recognize losses from forfeitures at inception rather than when they vest or occur.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Task Force (Topic 230), which addresses the presentation of restricted cash in the statement of cash flows.  Under the new standard, restricted cash will be presented with cash and cash equivalents in the statement of cash flows instead of being reflected as non-cash investing or financing activities.  A reconciliation of the make-up of the ending cash, cash equivalent and restricted cash balance will be required for entities who reflect restricted cash as separate items on the statement of financial position.  In addition, a description of the restrictions on the cash will be required.  This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period, however early adoption is permitted.  We have elected to adopt this standard as of the current quarter.  Accordingly, the cash balances reflected in the Statement of Cash Flows have been increased by $7.6 million which has been the restricted cash balance since December 31, 2015.  In addition, we have added note 13 – Supplemental Information to the Statement of Cash Flows which reconciles the cash balances shown on the Statement of Cash Flows with the appropriate balances on the Balance Sheet.

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	March 31, 2017	December 31, 2016
	$	$
Cash on deposit at banks	2,500	580
Money market funds	5,893	972

	8,393	1,552

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

4.Inventory

The Company’s inventory consists of the following:

	As at
	March 31, 2017	December 31, 2016
	$	$
In-process inventory	712	897
Plant inventory	670	461
Conversion facility inventory	4,379	2,751

	5,761	4,109

5.    Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	March 31, 2017	December 31, 2016
	$	$

Money market account	7,457	7,457
Certificates of deposit	100	100

	7,557	7,557

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.3 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at March 31, 2017.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2016	14,015	19,866	13,148	47,029

Change in estimated reclamation costs (Note 10)	614	-	-	614
Property write-offs	-	-	-	-
Amortization	(758)	-	-	(758)

Balance, March 31, 2017	13,871	19,866	13,148	46,885

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	March 31, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,257	3,036	221	3,251	2,966	285
Enclosures	32,991	5,642	27,349	32,991	5,229	27,762
Machinery and equipment	1,262	623	639	1,262	599	663
Furniture, fixtures and leasehold improvements	119	100	19	119	98	21
Information technology	1,157	1,056	101	1,153	1,036	117

	38,786	10,457	28,329	38,776	9,928	28,848

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	March 31, 2017	December 31, 2016
	$	$
Accounts payable	933	725
Severance and ad valorem tax payable	1,789	1,649
Payroll and other taxes	2,432	1,251

	5,154	3,625

9.Notes Payable

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of March 31, 2017 are considered current.

The following table lists the current (within 12 months) and long term portion of each of the Company’s debt instruments:

	As at
	March 31, 2017	December 31, 2016
	$	$
Current debt
Sweetwater County Loan	4,689	4,623
Less deferred financing costs	(121)	(121)
	4,568	4,502

Long term debt
Sweetwater County Loan	18,694	19,891
Less deferred financing costs	(426)	(456)
	18,268	19,435

Schedule of payments on outstanding debt as of March 31, 2017:

Debt	Total	2017	2018	2019	2020	2021	Maturity
	$	$	$	$	$	$
Sweetwater County Loan
Principal	23,383	3,492	4,895	5,183	5,487	4,326	01-Oct-21
Interest	3,322	959	1,039	752	447	125

Total	26,705	4,451	5,934	5,935	5,934	4,451

10.Asset Retirement and Reclamation Obligations

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

At March 31, 2017, the total undiscounted amount of the future cash needs was estimated to be $27.1 million. The schedule of payments required to settle the ARO liability extends through 2033.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash as discussed in note 5 is related to the surety bonds which provide security to the governmental agencies on these obligations.

	For the period ended
	March 31, 2017	December 31, 2016

	$	$
Beginning of period	26,061	26,061
Change in estimated liability	613	(534)
Accretion expense	132	534

End of period	26,806	26,061

11.Shareholders’ Equity and Capital Stock

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The plan was most recently approved by the shareholders on April 29, 2014.  Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan, stock options generally vest with Option Plan participants as follows: 10% at the date of grant; 22% four and one-half months after grant; 22% three months after grant; 22% thirteen and one-half months after grant; and the balance of 24% eighteen months after the date of grant.

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	US$

Balance, December 31, 2016	9,748,934	0.63

Granted	300,000	0.77
Exercised	(549,952)	0.63
Forfeited	(200,808)	0.56
Expired	(870,434)	0.79

Outstanding, March 31, 2017	8,427,740	0.66

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the three months ended March 31, 2017 was $0.2 million.

As of March 31, 2017, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	Intrinsic	Number	contractual	Intrinsic
price	of options	life (years)	Value	of options	life (years)	Value	Expiry
US$			US$			US$
			(thousands)			(thousands)

0.57	930,377	0.7	80	930,377	0.7	80	07-Dec-17
0.58	484,228	1.1	37	484,228	1.1	37	25-Apr-18
0.93	100,000	1.3	-	100,000	1.3	-	01-Aug-18
0.90	794,443	1.7	-	794,443	1.7	-	27-Dec-18
1.26	100,000	2.0	-	100,000	2.0	-	31-Mar-19
0.77	831,162	2.7	-	831,162	2.7	-	12-Dec-19
0.86	200,000	3.2	-	200,000	3.2	-	29-May-20
0.65	690,451	3.4	12	690,451	3.4	12	17-Aug-20
0.60	1,128,332	3.7	68	866,037	3.7	52	11-Dec-20
0.55	2,868,747	4.7	296	291,635	4.7	30	16-Dec-21
0.77	300,000	4.9	-	30,000	4.9	-	02-Mar-22

0.66	8,427,740	3.2	493	5,318,333	2.4	211

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.89 as of the last trading day in the period ended March 31, 2017, that would have been received by the option holders had they exercised their options as of that date.  The total number of in-the-money stock options outstanding as of March 31, 2017 was 6,102,135. The total number of in-the-money stock options exercisable as of March 31, 2017 was 3,262,728.

We elect to estimate the number of awards expected to vest in lieu of accounting for forteitures when they occur.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”).  The RSU Plan was approved by our shareholders most recently on May 5, 2016.

Eligible participants under the RSU Plan include directors and employees of the Company. RSUs in a grant redeem on the second anniversary of the grant.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		US$
Unvested, December 31, 2016	1,273,990	0.60

Vested	(175,996)	0.80
Forfeited	(22,518)	0.57

Unvested, March 31, 2017	1,075,476	0.58

As of March 31, 2017, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	Intrinsic
Grant date	RSUs	(years)	Value
			US$
			(thousands)
August 17, 2015	161,384	0.38	108
December 11, 2015	248,226	0.69	166
December 16, 2016	665,866	1.71	446

	1,075,476	1.27	720

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

The following represents warrant activity during the period ended March 31, 2017.

	Number	Weighted-
	of	average
	Warrants	exercise price
		US$
Outstanding, December 31, 2016	5,844,567	0.91

Outstanding, March 31, 2017	5,844,567	0.91

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2017, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
US$			US$
			(thousands)
0.90	4,294,167	1.2	-	24-Jun-18
0.94	1,550,400	1.4	-	27-Aug-18

0.91	5,844,567	1.3	-

Share-based compensation expense

Share-based compensation expense was $0.3 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016, respectively.

As of March 31, 2017, there was approximately $0.8 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.5 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.2 years and 1.5 years, respectively.

Cash received from stock options exercised during the three months ended March 31, 2017 totalled $0.3 million and less than $0.1 million for the three months ended March 31, 2016.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no RSUs granted in either the three months ended March 31, 2017 or the three months ended March 31, 2016 nor were there any options granted in the three months ended March 31, 2016.  The assumptions used for the options granted during the three months ended March 31, 2017 were as follows:

Three months ended March 31,
2017
Expected option life (years)	3.70
Expected volatility	57.45%
Risk-free interest rate	1.00%
Expected dividend rate	0%
Forfeiture rate	5.4%

The Company estimates expected volatility using daily historical trading data of the Company’s common shares, because this is recognized as a valid method used to predict future volatility. The risk-free interest rates are determined

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

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

12.  Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts, as well as to a trader through spot sales.

Sales consist of:

	Three months ended March 31,
	2017		2016
	$		$
Sale of produced inventory
Company A	3,141	21.2%	-	0.0%
Company B	-	0.0%	1,725	63.5%
Company C	-	0.0%	984	36.3%
	3,141	21.2%	2,709	99.8%
Sales of purchased inventory
Company A	3,141	21.2%	-	0.0%
Company D	8,537	57.6%	-	0.0%
	11,678	78.8%	-	0.0%

Total sales	14,819	99.9%	2,709	99.8%

Disposal fee income	9	0.1%	5	0.2%

	14,828	100.0%	2,714	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

13.Supplemental  Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

	As at
	March 31, 2017	March 31, 2016
	$	$
Cash and cash equivalents	8,393	7,318
Restricted cash	7,557	7,557

	15,950	14,875

14.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $15.2 million at risk at March 31, 2017 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2017.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts for set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at March 31, 2017, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $3.1 million which are due within normal trade terms of generally 30 to 60 days, a note payable which will be payable over a  period of four years, and asset retirement obligations with estimated completion dates until 2033.

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000.  During 2017, we sold 1,536,169 common shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the three months ended March 31, 2017 or the comparable three months in 2016. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the United States. We are operating our first in situ recovery uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE MKT under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corp. (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 3, 2017.

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process U3O8, for shipping to a third-party conversion facility for further processing, storage and sales.

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

Lost Creek Property

For the three months ended March 31, 2017, together, contract and spot sales from U3O8 produced at Lost Creek totaled 50,000 pounds at $62.82 per pound for sales revenues of $3.1 million.  The Results of Operations are detailed further below. The Company also sold 200,000 pounds of purchased U3O8  at an average price of $58.39 for sales revenues of $11.7 million.

Development and Operations at Lost Creek

Production rates at Lost Creek during the quarter were within the projected level of 60,000 to 75,000 dried and drummed pounds. These rates were achieved despite extreme winter conditions in Wyoming, which prevented routine operations for many days during the period. Notwithstanding the weather and site conditions, we achieved average flow rates of 2,403 gpm during the first quarter of 2017 that exceeded the average for all of 2016, which was 2,274 gpm. We continued to operate all Mine Unit 1 (“MU1”) header houses (“HH”) throughout the quarter, including HH 1, which was first brought on line in August 2013.

During the quarter, we elected to continue the development at Lost Creek on a limited basis due to the depressed uranium spot price. Following advance purchasing and planning activities in March, drilling and other construction work to develop the first three header houses in Mine Unit 2 (“MU2”) commenced in early April. We expect to bring the first MU2 header house on line in 2017 Q3.

We also successfully commenced operations of our Class V water disposal and recycling circuit. With implementation of the circuit, we already are seeing a substantial impact on waste water capacity and disposition, with the ability to utilize the permeate in other process circuits, as well as disposal in the newly permitted wells.

Following the end of the quarter, we recognized a safety milestone, as 12 months have passed with no lost-time accidents. This achievement speaks highly of the commitment and diligence of our Lost Creek team.

As previously disclosed, we implemented a further reduction in force during the quarter, with a total of eight lay-offs occurring from our three locations (Lost Creek, Casper and Littleton offices). The reduction was primarily focused on those departments not directly related to production. The estimated reduction in labor costs attributable to this action will be approximately $0.8 million per year.  Severance charges associate with this action were reflected in the current quarter.

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

Results of Operations

U3O8 Production and Sales

During the three months ended March 31, 2017, a total of 79,340 pounds of U3O8 was produced within the Lost Creek plant. 74,382 pounds were packaged in drums and 72,643 pounds of the drummed inventory were shipped to the conversion facility. We sold 250,000 pounds of U3O8 during the period of which 200,000 pounds were purchased. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2017 Q1	2016 Q4	2016 Q3	2016 Q2

Pounds captured	lb	79,340	103,558	141,774	133,341
Ad valorem and severance tax	$000	$241	$247	$552	$304
Wellfield cash cost (1)	$000	$889	$864	$858	$846
Wellfield non-cash cost (2)	$000	$776	$777	$778	$778
Ad valorem and severance tax per pound captured	$/lb	$3.04	$2.39	$3.89	$2.28
Cash cost per pound captured	$/lb	$11.20	$8.34	$6.05	$6.34
Non-cash cost per pound captured	$/lb	$9.78	$7.50	$5.49	$5.83

Pounds drummed	lb	74,382	111,049	145,893	130,308
Plant cash cost (3)	$000	$1,488	$1,336	$1,564	$1,505
Plant non-cash cost (2)	$000	$491	$493	$495	$494
Cash cost per pound drummed	$/lb	$20.00	$12.03	$10.72	$11.55
Non-cash cost per pound drummed	$/lb	$6.60	$4.44	$3.40	$3.77

Pounds shipped to conversion facility	lb	72,643	98,775	149,540	148,714
Distribution cash cost (4)	$000	$47	$68	$86	$123
Cash cost per pound shipped	$/lb	$0.65	$0.69	$0.58	$0.83

Pounds purchased	lb	200,000	-	-	-
Purchase costs	$000	$4,015	$-	$-	$-
Cash cost per pound purchased	$/lb	$20.08	$-	$-	$-

Notes:

[1]

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

[3]	Plant cash costs include all plant operating costs and site overhead costs.
[4]	Distribution cash costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.

Total production costs have remained relatively consistent over the past four quarters.  Production levels during the current quarter declined, reflecting our deliberate restriction of production in light of the persistently weak uranium market in combination with severe winter weather conditions that limited access to the site and wellfields.  As a result of the decreased production, our production costs per pound increased during the quarter.

Our wellfield cash costs increased slightly compared to the fourth quarter of 2016, due mainly to accruing the 2016 short-term incentive plan (“STIP”) bonus award payments during the quarter. Most other operating costs decreased, which made the overall increase in wellfield cash costs relatively small. The lower production rates resulted in an increase in wellfield cash cost to $11.20 per pound captured.

Plant cash costs also increased slightly during the quarter due to a substantial billing from a governmental agency together with the 2016 STIP accrual.  Aside from those two items, costs remained very consistent with the prior quarters.  The number of pounds drummed, which tend to follow the pounds captured, also decreased  during the quarter and resulted in an increase in the plant cash cost to $20.00 per pound drummed.

Distribution costs in 2017 Q1 were lower than the previous quarter despite receiving more assays during the current quarter.  Operations have made considerable improvements in the quality of the product shipped to the conversion facility, which in turn have resulted in lower assay costs. Consistent with the decrease in pounds drummed, the pounds shipped also declined during the quarter. As a result, the cash distribution cash cost per pound decreased to $0.65 per pound shipped.

Sales and cost of sales	Unit	2017 Q1	2016 Q4	2016 Q3	2016 Q2

Pounds sold	lb	250,000	100,000	200,000	187,000
U3O8 sales	$000	$14,819	$3,270	$9,471	$6,741
Average contract price	$/lb	$59.28	$32.70	$47.36	$39.35
Average spot price	$/lb	$-	$-	$-	$27.00
Average price per pound sold	$/lb	$59.28	$32.70	$47.36	$36.05

U3O8 cost of sales (1)	$000	$6,295	$3,082	$5,818	$5,094
Ad valorem and severance tax cost per pound sold	$/lb	$4.00	$2.98	$3.09	$2.65
Cash cost per pound sold	$/lb	$26.12	$18.27	$17.50	$16.88
Non-cash cost per pound sold	$/lb	$15.48	$9.57	$8.50	$7.71
Cost per pound sold - produced	$/lb	$45.60	$30.82	$29.09	$27.24
Cost per pound sold - purchased	$/lb	$20.08	$-	$-	$-
Average cost per pound sold	$/lb	$25.18	$30.82	$29.09	$27.24

U3O8 gross profit	$000	$8,524	$188	$3,653	$1,647
Gross profit per pound sold	$/lb	$34.10	$1.88	$18.27	$8.81
Gross profit margin	%	57.5%	5.7%	38.6%	24.4%

Ending Inventory Balances
Pounds
In-process inventory	lb	28,164	29,891	57,647	62,028
Plant inventory	lb	14,019	12,274	-	3,654
Conversion facility inventory	lb	113,528	84,689	84,808	135,723
Total inventory	lb	155,711	126,854	142,455	201,405

Total cost
In-process inventory	$000	$712	$897	$866	$929
Plant inventory	$000	$670	$461	$-	$115
Conversion facility inventory	$000	$4,379	$2,751	$2,539	$3,846
Total inventory	$000	$5,761	$4,109	$3,405	$4,890

Cost per pound
In-process inventory	$/lb	$25.28	$30.01	$15.02	$14.98
Plant inventory	$/lb	$47.79	$37.56	$-	$31.47
Conversion facility inventory	$/lb	$38.57	$32.48	$29.94	$28.34

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

U3O8 sales of $14.8 million for 2017 Q1 were based on selling 250,000 pounds at an average price of $59.28 into term contract deliveries.  We did not make any spot sales during the quarter. Of the 250,000 pounds sold, 50,000 were from produced inventory and 200,000 were from purchased U3O8.    For the quarter, our cost of sales totaled $6.3 million at an average cost of $25.18 per pound.

The gross profit from the sale of produced uranium for the quarter was $0.8 million, which represents a gross profit margin of approximately 27%. Gross profit from the sale of purchased uranium was $7.7 million, which represents a gross margin of approximately 66%.  Total gross profit was $8.5 million, or approximately 58%.

At the end of the quarter, we had approximately 113,528 pounds of U3O8 at the conversion facility at an average cost per pound of $38.57. The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	31-Mar-17	31-Dec-16	30-Sep-16	30-Jun-16
Ad valorem and severance tax cost per pound	$/lb	$2.74	$2.72	$3.30	$2.68
Cash cost per pound	$/lb	$23.48	$19.44	$17.80	$17.50
Non-cash cost per pound	$/lb	$12.35	$10.32	$8.84	$8.14
Total cost per pound	$/lb	$38.57	$32.48	$29.94	$28.32

Generally, the cost per pound in ending inventory at the conversion facility increased during recent quarters. The increase was directly related to the lower production rates as production costs were relatively consistent during the periods.  The increase also relects our deliberate restriction of production considering the persistently weak uranium market.  While the cost per pound is higher than the current market, it is projected to be sold into existing term contracts at prices great than the current carrying amount.

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

Average Price Per Pound Sold Reconciliation	Unit	2017 Q1	2016 Q4	2016 Q3	2016 Q2

Sales per financial statements	$000	$14,828	$5,776	$12,068	$6,747
Less disposal fees	$000	$(9)	$(8)	$(10)	$(6)
Less revenue from sale of deliveries under contract	$000	$-	$(2,498)	$(2,587)	$-
U3O8 sales	$000	$14,819	$3,270	$9,471	$6,741

Pounds sold - produced	lb	50,000	100,000	200,000	187,000
Pounds sold - purchased	lb	200,000	-	-	-
Total pounds sold	lb	250,000	100,000	200,000	187,000

Average price per pound sold	$/lb	$59.28	$32.70	$47.36	$36.05

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

In March 2016, the Company assigned its 2016 contractual delivery obligations under two of its sales contracts to a natural resources trading company in exchange for a cash payment of $5.1 million. The first delivery occurred in 2016 Q3 while the second occurred in 2016 Q4. The Company reflects the payment as revenue when the related deliveries under the contracts are settled.  Accordingly, the Company recognized the revenue in the respective quarters as shown above.

Total Cost Per Pound Sold Reconciliation 1	Unit	2017 Q1	2016 Q4	2016 Q3	2016 Q2

Ad valorem & severance taxes	$000	$241	$247	$552	$304
Wellfield costs	$000	$1,665	$1,641	$1,636	$1,624
Plant and site costs	$000	$1,979	$1,829	$2,059	$1,998
Distribution costs	$000	$47	$68	$86	$123
Inventory change	$000	$(1,652)	$(703)	$1,485	$1,045
Cost of sales - produced	$000	$2,280	$3,082	$5,818	$5,094
Cost of sales - purchased	$000	$4,015	$—	$—	$—
Total cost of sales	$000	$6,295	$3,082	$5,818	$5,094

Pounds sold produced	lb	50,000	100,000	200,000	187,000
Pounds sold purchased	lb	200,000	—	—	—
Total pounds sold	lb	250,000	100,000	200,000	187,000

Average cost per pound sold - produced (1)	$/lb	$45.60	$30.82	$29.09	$27.24
Average cost per pound sold - purchased	$/lb	$20.08	$-	$-	$-
Total average cost per pound sold	$/lb	$25.18	$30.82	$29.09	$27.24

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

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following tables summarize the results of operations for the three months ended March 31, 2017 and 2016 (in thousands of U.S. dollars):

	Three months ended March 31,
	2017	2016
	$	$

Sales	14,828	2,714
Cost of sales	(6,295)	(1,855)
Gross profit	8,533	859
Exploration and evaluation expense	(912)	(855)
Development expense	(216)	(549)
General and administrative expense	(1,714)	(1,366)
Accretion expense	(132)	(132)
Net profit (loss) from operations	5,559	(2,043)
Interest expense (net)	(378)	(554)
Warrant mark to market gain	-	31
Write-off of equity investments	-	(189)
Foreign exchange loss	8	(272)
Other income	-	38
Net income (loss)	5,189	(2,989)

Income (loss) per share – basic	0.04	(0.02)

Income (loss) per share – diluted	0.03	(0.02)

Revenue per pound sold	59.28	36.12

Total cost per pound sold	25.18	24.73

Gross profit per pound sold	34.10	11.39

Sales

We sold a total of 250,000 pounds of U3O8 during the three months ended March 31, 2017 for an average price of $59.28 per pound and 75,000 pounds of U3O8 during the three months ended March 31, 2016 for an average price of $36.12 per pound.   The 2017 sales were all from term contracts and included 50,000 pounds of produced inventory sold for $62.82 per pound and 200,000 pounds of purchased uranium which was sold for $58.39 per pound.  The 2016 sales consisted of 25,000 pounds delivered under a term contract at $39.35 per pound and 50,000 pounds sold on the spot market at $34.50 per pound.

Cost of Sales

Our cost per pound sold for produced inventory increased $20.87 to $45.60 from $24.73 compared to the same quarter in 2016 which is a function of the reduced production volumes discussed above.  In 2017, we purchased 200,000 pounds of uranium at an average cost of $20.08 per pound.  Our average cost per pound for the quarter was therefore $25.18 which is only a $0.45 increase from the cost per pound for the first quarter of 2016.

Gross Profit

Our gross profit from the sale of produced uranium was $0.8 million, which equates to $17.22 per pound or 27% gross profit.  The gross profit from the sale of purchased uranium was $7.7 million, which represents $38.31 per pound or a 66% gross profit.  Overall, our gross profit was $34.10 per pound or 58%.  This compares to Q1 2016 where our gross profit was $11.39 per pound or 32%.  The difference relates entirely to the higher prices on the contracts fulfilled in 2017 compared to 2016.

Operating Expenses

Total operating expense for the three months ended March 31, 2017 was $3.0 million.  Operating expenses include exploration and evaluation expense, development expense and G&A expense. These expenses increased by $0.1 million compared to the same periods in 2016 due primarily to costs associated with the 2016 STIP, which was accrued in 2017 Q1.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses remained constant at $0.9 million for the three month periods ended March 31, 2017 and 2016. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $0.3 million during the current quarter compared to the same periods in 2016.  The decrease was primarily related to a reduction in the drilling and header house construction costs in 2017 compared to 2016.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses increased by $0.3 million for the three months ended March 31, 2017 compared to 2016. The increase relates to changes in the labor costs.  During the quarter, we implemented a limited reduction in force, which will serve to further streamline our operations.  The costs of the reduction were included in the current quarter, along with costs associated with the 2016 STIP accrual.

These costs were partially offset by lower overall labor costs resulting from the reduction in force implemented in 2016.

Other Income and Expenses

Net interest expense declined $0.2 million during the three months ended March 31, 2017 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances including the payoff in 2016 of the RMB loan.

In 2016, the Company performed quarterly impairment analyses based on the mineralization at the Bootheel property and the then current spot price.  It determined that impairments reflecting the then current spot price were warranted, which resulted in a charge of $189. Upon further analysis, it was determined that the deteriorating market conditions have made the investment not currently economically viable.  Therefore, while the ownership interest will continue to be carried by the Company and the related resources retained, the Company wrote off the remaining basis in the investment as of December 31, 2016.

Earnings and Loss per Common Share

The basic earnings and loss per common share for the three months ended March 31, 2017 was earnings of $0.04 and a loss of $0.02 for 2016. The diluted loss per common share for 2016 is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.   A net of 3,501,698 in-the-money options using the treasury method were included in the diluted earnings per share calculations for the three months ended March 31, 2017 resulting in a diluted earnings per share of $0.03 per share. Dilution from the warrants was not included as the strike price exceeded the current market price of the common shares.

Liquidity and Capital Resources

As of March 31, 2017, we had cash resources consisting of cash and cash equivalents of $8.4 million, an increase of $6.8 million from the December 31, 2016 balance of $1.6 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $6.5 million as a result of operating activities during the three months ended March 31, 2017. During the same period, we used less than $0.1 million for investing activities and generated $0.3 million from financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of March 31, 2017, the balance of the State Bond Loan was $23.4 million.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE MKT or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During the first quarter of 2017, we have sold 1,536,169 common shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

During 2017, a total of 549,952 stock options have been exercised, which have generated $0.3 million.

Collections for the three months from U3O8 sales totaled $14.8 million.

Operating activities generated cash of $6.5 million during the three months ended March 31, 2017 as compared to $2.3 million during the same period in 2016. The income for the three months ended March 31, 2017 was $8.2 million greater than the corresponding loss in 2016. In 2016, we generated $5.1 million from the assignment of deliveries scheduled for later in 2016 to a uranium trader.

During the first three months of 2017, the Company used $1.1 million for a principal payment on the Sweetwater debt.  This was offset by the $1.1 million (net) from the sales of shares under the At Market Issuance Sales Agreement and $0.3 million from the exercise of stock options.

Liquidity Outlook

As at May 3, 2017, our unrestricted cash position was $8.5 million. We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Looking ahead

At the end of the first quarter of 2017, the average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, was approximately $23.88. Market fundamentals have not changed sufficiently to warrant the accelerated development of mine unit two (“MU2”). In response, we will instead develop MU2 at a controlled rate, which will allow us to produce at a level that will satisfy a portion of our term contracts.

In March, we implemented a limited reduction in labor force, which will serve to further streamline our operations and is expected to reduce our labor costs by approximately $0.8 million per year.

In 2017, we have 600,000 pounds of U3O8 under contract at an average price of approximately $51 per pound.  We have made arrangements to purchase 410,000 pounds at an average cost of $22 per pound. The remaining pounds can readily be delivered from our current inventory and anticipated production. We are not forecasting any spot sales at this time, given the current spot market environment.

We expect to have contract sales of 241,000 pounds U3O8 in 2017 Q2 at an average price of $49 per pound.  We expect to purchase 210,000 of those pounds at an average cost of $23 per pound. The balance will be delivered from Lost Creek production.

The 2017 Q2 production target for Lost Creek is between 60,000 and 75,000 pounds U3O8 dried and drummed.  Full year 2017 production guidance is unchanged at between 250,000 and 300,000 pounds. Our production rate may be adjusted based on continuing operational matters and other indicators in the market.

Following advance purchasing and planning activities in March, drilling and other construction work to develop the first three header houses in MU2 commenced in early April.  We expect to bring the first MU2 header house on line in 2017 Q3.  Development expenditures are expected to increase as a result.

As at May 3, 2017, our unrestricted cash position was $8.5 million.  Given our current cash resources and contracted sales positions, we do not anticipate the need for additional funding in the near term unless it is advantageous to do so.

Our production rates may be adjusted based on operational refinements, and indicators in the market, including uranium spot market and term pricing, and other factors. These factors may also influence the timing and method of delivery into our contractual sales obligations and the need for discretionary spot sales.

Transactions with Related Parties

There were no transactions with related parties.

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

As of March 31, 2017, the average current spot and long term prices of U3O8 were $23.88 and $33.00, respectively. This compares to prices of $20.25 and $30.00 as of December 31, 2016. As prices have increased since December 31, 2016 and no other factors have been identified, management has not done any additional impairment testing now.

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

New accounting pronouncements which may affect future reporting

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

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This guidance is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. Accordingly, the standard is effective for us beginning in the first quarter of fiscal 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  Now, the only leases we hold are for equipment, office space in one location and a limited number of leases on selected mineral properties.  We do not anticipate the additional disclosures to reflect those leases will have an impact on our statement of financial position, as the total future lease payments are not material.

New accounting pronouncements which were implemented this year

In July 2015, the FASB issued ASU No. 2015-11,  Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This is consistent with our past policies and had no financial or reporting impact when implemented this quarter.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  Regarding forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period.  We currently recognize no income tax expense or benefit due to significant income tax credits and net operating losses which are fully reserved under a valuation allowance.  There is therefore no effect on our accounting or reporting at the time of implementation in this quarter.  We have made the election to continue to recognize losses from forfeitures at inception rather than when they vest or occur.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Task Force (Topic 230), which addresses the presentation of restricted cash in the statement of cash flows.  Under the new standard, restricted cash will be presented with cash and cash equivalents in the statement of cash flows instead of being reflect as non-cash investing or financing activities.  A reconciliation of the make-up of the end ending cash, cash equivalent and restricted cash balance will be required for entities who reflect restricted cash as separate items on the statement of financial position.  In addition, a description of the restrictions on the cash will be required.  This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period, however early adoption is permitted.  We have elected to adopt this standard as of the current quarter.  Accordingly, the cash balances reflected in the Statement of Cash Flows have been increased by $7.6 million which has been the restricted cash balance since December 31, 2015.  In addition, we have added Note 13 – Supplemental information to the Statement of Cash Flows which reconciles the cash balances shown on the Statement of Cash Flows with the appropriate balances on the Balance Sheet.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes information available to May 3, 2017. As of May 3, 2017, we had outstanding 145,873,898 common shares and 8,427,270 options to acquire common shares.

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

Currency risk

At March 31, 2017, we maintained a balance of approximately $0.3 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $22.50 per pound as of May 3, 2017.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2017 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: May 5, 2017	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)