Form 10-Q
period 2017-06-30
UR-ENERGY INC
filed 2017-07-28
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐                     Accelerated filer ☑               Non-accelerated filer ☐             Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☑

As of July 27, 2017, there were 145,873,898 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek, and to determine future development and construction priorities; (ii) anticipated production of Lost Creek for 2017 (iii) the timing and outcome of permitting and regulatory approvals of the amendment for LC East and the KM horizon; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the potential of our exploration and development projects, including Shirley Basin; (vi) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vii) the outcome of our forecasts and production projections; and (viii) resolution of the continuing challenges within the uranium market, including supply and demand projections. Additional factors include, among others, the following: future estimates for production, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 3, 2017.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents (note 3)	7,320	1,552
Accounts receivable	14	16
Inventory (note 4)	7,451	4,109
Prepaid expenses	743	829
	15,528	6,506
Restricted cash (note 5)	7,557	7,557
Mineral properties (note 6)	46,336	47,029
Capital assets (note 7)	27,932	28,848
	81,825	83,434
	97,353	89,940
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 8)	3,730	3,625
Current portion of notes payable (note 9)	4,635	4,502
Environmental remediation accrual	79	85
	8,444	8,212
Notes payable (note 9)	17,084	19,435
Asset retirement obligations (note 10)	27,142	26,061
	52,670	53,708
Shareholders' equity (note 11)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 145,873,898 at June 30, 2017 and 143,676,384 at December 31, 2016	176,620	174,902
Warrants	4,109	4,109
Contributed surplus	15,411	15,201
Accumulated other comprehensive income	3,622	3,604
Deficit	(155,079)	(161,584)
	44,683	36,232
	97,353	89,940

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Sales (note 12)	11,821	6,747	26,649	9,461
Cost of sales	(6,573)	(5,094)	(12,868)	(6,949)
Gross profit	5,248	1,653	13,781	2,512

Operating Expenses
Exploration and evaluation	(691)	(687)	(1,603)	(1,542)
Development	(1,829)	(727)	(2,045)	(1,276)
General and administrative	(963)	(1,459)	(2,677)	(2,824)
Accretion of asset retirement obligations (note 10)	(134)	(132)	(266)	(265)
Write-off of mineral properties (note 6)	-	(62)	-	(62)
Income (loss) from operations	1,631	(1,414)	7,190	(3,457)
Interest expense (net)	(353)	(515)	(731)	(1,069)
Warrant mark to market adjustment	-	-	-	31
Loss on equity investment	-	(2)	-	(2)
Write-off of equity investments	-	-	-	(189)
Foreign exchange gain (loss)	(25)	(1)	(17)	(273)
Other income	63	4	63	42
Net income (loss) for the period	1,316	(1,928)	6,505	(4,917)

Income (loss) per common share
Basic	0.01	(0.01)	0.04	(0.04)
Diluted	0.01	-	0.04	-
Weighted average number of common shares outstanding
Basic	145,873,898	143,471,310	145,502,117	139,971,865
Diluted	151,669,010	143,471,310	151,297,229	139,971,865

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	1,316	(1,928)	6,505	(4,917)
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	29	(3)	18	249
Comprehensive income (loss) for the period	1,345	(1,931)	6,523	(4,668)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$
Balance, December 31, 2016	143,676,384	174,902	4,109	15,201	3,604	(161,584)	36,232

Exercise of stock options	549,952	517	-	(169)	-	-	348
Common shares issued for cash, net
of $43 of issue costs	1,536,169	1,126	-	-	-	-	1,126
Redemption of vested RSUs	111,393	75	-	(127)	-	-	(52)
Non-cash stock compensation	-	-	-	506	-	-	506
Net income (loss) and comprehensive income (loss)	-	-	-	-	18	6,505	6,523

Balance, June 30, 2017	145,873,898	176,620	4,109	15,411	3,622	(155,079)	44,683

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Six months ended June 30,
		2016
	2017	(Restated - note 2)
Cash provided by (used in)
Operating activities
Net income (loss) for the period	6,505	(4,917)
Items not affecting cash:
Stock based expense	506	440
Depreciation and amortization	2,538	2,556
Accretion of asset retirement obligations	266	265
Amortization of deferred loan costs	60	76
Provision for reclamation	(6)	-
Write off of equity investments	-	189
Write-off of mineral properties	-	62
Warrants mark to market gain	-	(31)
Gain on disposition of assets	-	(42)
Loss on foreign exchange	18	208
RSUs redeemed to pay withholding or paid in cash	(52)	(9)
Proceeds from assignment of sales contract	-	5,085
Change in non-cash working capital items:
Accounts receivable	2	(2,523)
Inventory	(3,342)	(1,545)
Prepaid expenses	(45)	(344)
Accounts payable and accrued liabilities	235	147
	6,685	(383)

Investing activities
Mineral property costs	(6)	-
Funding of equity investment	-	(2)
Proceeds from sale of property and equipment	-	92
Purchase of capital assets	(107)	(183)
	(113)	(93)

Financing activities
Issuance of common shares and warrants for cash	1,169	6,568
Share issue costs	(43)	(767)
Proceeds from exercise of stock options	348	9
Repayment of debt	(2,279)	(4,308)
	(805)	1,502

Effects of foreign exchange rate changes on cash	1	6

Net change in cash, cash equivalents and restricted cash	5,768	1,032
Beginning cash, cash equivalents and restricted cash	9,109	9,000
Ending cash, cash equivalents and restricted cash (note 13)	14,877	10,032

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

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

Earnings and loss per share calculations

Diluted earnings per common share are calculated by including all options which are in-the-money based on the average stock price for the period as well as RSUs which were outstanding at the end of the quarter. The treasury stock method was applied to determine the dilutive number of options.  Warrants are included only if the exercise price is less than the average stock price for the quarter. In periods of loss, the diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

New accounting pronouncements which may affect future reporting

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is not permitted.  We have reviewed our contracts as well as our procedures and do not anticipate any changes in the manner or timing with which we reflect our revenues.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  Now, the only leases we hold are for vehicles, equipment, and office space in one location.  The office lease is the only one which will be in effect as of the date of implementation of the standard.  We have gathered the necessary information for proper disclosure of that lease once the ASU is effective.  We will continue to monitor any new leases to ensure that we have all the information necessary to handle the transition to the new standard and properly report the transactions.  We do not anticipate the new standard will affect our net income materially, but will result in additional fixed assets and the related lease liabilities.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	June 30, 2017	December 31, 2016
	$	$
Cash on deposit at banks	1,897	580
Money market funds	5,423	972

	7,320	1,552

4.  Inventory

The Company’s inventory consists of the following:

	As at
	June 30, 2017	December 31, 2016
	$	$
In-process inventory	352	897
Plant inventory	479	461
Conversion facility inventory	6,620	2,751

	7,451	4,109

In conjunction with our lower of cost or net realizable value calculations, the Company reduced the inventory valuation by $456 thousand for the quarter and $893 thousand for the six months ended June 30, 2017.

5.    Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	June 30, 2017	December 31, 2016
	$	$

Money market account	7,457	7,457
Certificates of deposit	100	100

	7,557	7,557

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.5 million of coverage towards specific reclamation obligations are collateralized by $7.4 million of the restricted cash at June 30, 2017.

6.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$
Balance, December 31, 2016	14,016	19,866	13,147	47,029

Acquisition costs	-		6	6
Change in estimated reclamation costs (note 10)	614	202	-	816
Amortization	(1,515)	-	-	(1,515)

Balance, June 30, 2017	13,115	20,068	13,153	46,336

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

machinery and equipment, vehicles, office equipment and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations.  At June 30, 2016, the royalty expired and has been terminated.

7.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	June 30, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,388	3,111	277	3,251	2,966	285
Enclosures	32,991	6,054	26,937	32,991	5,229	27,762
Machinery and equipment	1,262	647	615	1,262	599	663
Furniture, fixtures and leasehold improvements	119	101	18	119	98	21
Information technology	1,157	1,072	85	1,153	1,036	117

	38,917	10,985	27,932	38,776	9,928	28,848

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	June 30, 2017	December 31, 2016
	$	$
Accounts payable	1,074	725
Severance and ad valorem tax payable	1,272	1,649
Payroll and other taxes	1,384	1,251

	3,730	3,625

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of June 30, 2017 are considered current.

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	June 30, 2017	December 31, 2016
	$	$
Current debt
Sweetwater County Loan	4,757	4,623
Less deferred financing costs	(122)	(121)
	4,635	4,502

Long term debt
Sweetwater County Loan	17,478	19,891
Less deferred financing costs	(394)	(456)
	17,084	19,435

Schedule of payments on outstanding debt as of June 30, 2017:

Debt	Total	2017	2018	2019	2020	2021	Maturity
	$	$	$	$	$	$
Sweetwater County Loan
Principal	22,235	2,344	4,895	5,183	5,487	4,326	01-Oct-21
Interest	2,986	623	1,039	752	447	125

Total	25,221	2,967	5,934	5,935	5,934	4,451

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

At June 30, 2017, the total undiscounted amount of the future cash needs was estimated to be $27.3 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 5 is related to the surety bonds which provide security to the governmental agencies on these obligations.

	For the period ended
	June 30, 2017	December 31, 2016

	$	$
Beginning of period	26,061	26,061
Change in estimated liability	815	(534)
Accretion expense	266	534

End of period	27,142	26,061

11.Shareholders’ Equity and Capital Stock

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders, including certain amendments, on May 18, 2017. Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan, stock options granted prior to the May 2017 amendment generally vest with Option Plan participants as follows: 10% at the date of grant; 22% four and one-half months after grant; 22% nine months after grant; 22% thirteen and one-half months after grant; and the balance of 24% eighteen months after the date of grant. Following the May 2017 amendment of the Option Plan, future grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of options remains unchanged.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	US$

Balance, December 31, 2016	9,748,934	0.63

Granted	300,000	0.76
Exercised	(549,952)	0.63
Forfeited	(480,404)	0.63
Expired	(870,434)	0.79

Outstanding, June 30, 2017	8,148,144	0.67

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the six months ended June 30, 2017 was $0.2 million.

As of June 30, 2017, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	Intrinsic	Number	contractual	Intrinsic
price	of options	life (years)	Value	of options	life (years)	Value	Expiry
US$			US$			US$
			(thousands)			(thousands)

0.59	885,071	0.4	30	885,071	0.4	30	07-Dec-17
0.59	466,441	0.8	16	466,441	0.8	16	25-Apr-18
0.96	100,000	1.1	-	100,000	1.1	-	01-Aug-18
0.92	739,976	1.5	-	739,976	1.5	-	27-Dec-18
1.29	100,000	1.7	-	100,000	1.7	-	31-Mar-19
0.79	777,896	2.5	-	777,896	2.5	-	12-Dec-19
0.88	200,000	2.9	-	200,000	2.9	-	29-May-20
0.66	640,969	3.1	-	640,969	3.1	-	17-Aug-20
0.62	1,088,327	3.4	9	1,088,327	3.4	9	11-Dec-20
0.56	2,849,464	4.5	172	913,563	4.5	55	16-Dec-21
0.79	300,000	4.7	-	30,000	4.7	-	02-Mar-22

0.67	8,148,144	3.0	227	5,942,243	2.5	110

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.82 as of the last trading day in the period ended June 30, 2017, that would have been received by the option holders had they exercised their options as of that date.  The total number of in-the-money stock options outstanding as of June 30, 2017 was 5,289,303. The total number of in-the-money stock options exercisable as of June 30, 2017 was 3,353,402.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		US$
Unvested, December 31, 2016	1,273,990	0.60

Vested	(175,996)	0.79
Forfeited	(26,654)	0.56

Unvested, June 30, 2017	1,071,340	0.59

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2017, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	Intrinsic
Grant date	RSUs	(years)	Value
			US$
			(thousands)
August 17, 2015	161,384	0.13	102
December 11, 2015	248,226	0.45	156
December 16, 2016	661,730	1.46	417

	1,071,340	1.03	675

Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Warrants

The following represents warrant activity during the period ended June 30, 2017.

	Number	Weighted-
	of	average
	Warrants	exercise price
		US$
Outstanding, December 31, 2016	5,844,567	0.93

Outstanding, June 30, 2017	5,844,567	0.93

As of June 30, 2017, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
US$			US$
			(thousands)
0.92	4,294,167	1.0	-	24-Jun-18
0.96	1,550,400	1.2	-	27-Aug-18

0.93	5,844,567	1.0	-

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Share-based compensation expense

Share-based compensation expense was $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2017 and $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, there was approximately $0.6 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.4 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.2 years and 1.5 years, respectively.

Cash received from stock options exercised during the three and six months ended June 30, 2017 totalled $NIL and $0.3 million, respectively, and less than $0.1 million for the three and six months ended June 30, 2016.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no RSUs granted in either the six months ended June 30, 2017 or the six months ended June 30, 2016 nor were there any options granted in the six months ended June 30, 2016.  The assumptions used for the options granted during the six months ended June 30, 2017 were as follows:

Six months ended June 30,
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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

12.  Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts, as well as to a trader through spot sales.

Sales consist of:

	Six months ended June 30,
	2017		2016
	$		$
Sale of produced inventory
Company A	3,141	11.8%	-	0.0%
Company B	1,777	6.7%	-	0.0%
Company C	-	0.0%	6,375	67.4%
Company D	-	0.0%	3,075	32.4%
	4,918	18.5%	9,450	99.9%
Sales of purchased inventory
Company A	6,358	23.8%	-	0.0%
Company B	15,340	57.6%	-	0.0%
	21,698	81.4%	-	0.0%

Total sales	26,616	99.9%	9,450	99.9%

Disposal fee income	33	0.1%	11	0.1%

	26,649	100.0%	9,461	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

13.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	June 30, 2017	June 30, 2016
	$	$
Cash and cash equivalents	7,320	2,475
Restricted cash	7,557	7,557

	14,877	10,032

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

14.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $14.2 million at risk at June 30, 2017 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2017.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at June 30, 2017, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.369 million which are due within normal trade terms of generally 30 to 60 days, a note payable which will be payable over a period of four years.

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we have sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

We made our final contract sale for 2017 in July, which was for 109,000 pounds at $35.35 per pound.  We purchased the pounds delivered for $20.15.   At this point, we therefore do not have any additional contract revenues until next January when we have scheduled deliveries to our customers.  In the interim, we currently have over 160,000 pounds of  uranium at the conversion facility and will continue to produce

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

inventory through the end of the year.  We therefore have a substantial amount of uranium which   can be sold under spot contracts during the latter half of the year if it is advantageous to do so.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing to which there is no assurance that such financing will be available at all or on terms acceptable to us

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the six months ended June 30, 2017 or the comparable six months in 2016. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the United States. We are operating our first in situ recovery uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

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

Lost Creek Property

For the three months ended June 30, 2017, contract sales from U3O8 produced at Lost Creek totaled 31,000 pounds at $57.31 per pound for sales revenues of $1.8 million. The Company also sold 210,000 pounds of purchased U3O8  at an average price of $47.72 for sales revenues of $10.0 million. The Results of Operations are detailed further below.

Development and Operations at Lost Creek

Production rates at Lost Creek during the quarter were within the projected level of 60,000 to 75,000 dried and drummed pounds. We continued to operate all Mine Unit 1 (“MU1”) header houses throughout the quarter, including HH 1, which was first brought on line in August 2013. We initiated a limited development plan for 2017 with drilling and other construction work to develop the first three header houses in Mine Unit 2 (“MU2”). Construction and development are on schedule. We expect to bring the first MU2 header house on line in 2017 Q3, with the second and third houses coming online during Q4.

During the quarter, we recognized a safety milestone: as of April, 12 months passed with no lost-time accidents. We remain free of lost-time accidents at this time. This achievement speaks highly of the commitment and diligence of our Lost Creek team.

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

Results of Operations

U3O8 Production and Sales

During the three months ended June 30, 2017, a total of 65,257 pounds of U3O8 were captured within the Lost Creek plant. 70,833 pounds were packaged in drums and 74,406 pounds of the drummed inventory were shipped to the conversion facility. We sold 241,000 pounds of U3O8 during the period of which 210,000 pounds were purchased. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2017 Q2	2017 Q1	2016 Q4	2016 Q3	2017 YTD

Pounds captured	lb	65,257	79,340	103,558	141,774	144,597
Ad valorem and severance tax	$000	$227	$241	$247	$552	$468
Wellfield cash cost (1)	$000	$599	$889	$864	$858	$1,488
Wellfield non-cash cost (2)	$000	$780	$776	$777	$778	$1,556
Ad valorem and severance tax per pound captured	$/lb	$3.48	$3.04	$2.39	$3.89	$3.23
Cash cost per pound captured	$/lb	$9.18	$11.20	$8.34	$6.05	$10.29
Non-cash cost per pound captured	$/lb	$11.95	$9.78	$7.50	$5.49	$10.76

Pounds drummed	lb	70,833	74,382	111,049	145,893	145,215
Plant cash cost (3)	$000	$1,270	$1,488	$1,336	$1,564	$2,758
Plant non-cash cost (2)	$000	$491	$491	$493	$495	$982
Cash cost per pound drummed	$/lb	$17.89	$20.00	$12.03	$10.72	$18.99
Non-cash cost per pound drummed	$/lb	$6.93	$6.60	$4.44	$3.40	$6.77

Pounds shipped to conversion facility	lb	74,406	72,643	98,775	149,540	147,049
Distribution cash cost (4)	$000	$26	$47	$68	$86	$73
Cash cost per pound shipped	$/lb	$0.35	$0.65	$0.69	$0.58	$0.50

Pounds purchased	lb	210,000	200,000	-	-	410,000
Purchase costs	$000	$4,870	$4,015	$-	$-	$8,885
Cash cost per pound purchased	$/lb	$23.19	$20.08	$-	$-	$21.67

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

Production levels during the current quarter declined, reflecting our deliberate restriction of production in light of the persistently weak uranium market in combination with late winter weather conditions that limited access to the site and wellfields. Total production costs, which have remained relatively consistent in the past, decreased nearly 14% in 2017 Q2.  The decrease resulted from a combination of certain non-recurring charges in 2017 Q1 not being repeated in Q2 and the previously announced cost reduction efforts.

Pounds captured decreased 14,083 pounds from 2017 Q1.  Total wellfield costs decreased $300 thousand during the quarter.  Ad valorem and severance taxes decreased slightly and non-cash costs were mostly unchanged.  The bulk of the decrease was in wellfield cash costs, which decreased $290 thousand as compared to the first quarter of 2017, which included the 2016 short-term incentive plan (“STIP”) bonus accrual.  Wellfield cash costs were also lower than the previous three quarters due to implementing the previously announced cost reduction efforts.  As a result, the wellfield cash cost per pound captured decreased $2.02 per pound in 2017 Q2. Wellfield non-cash costs are fixed and the related wellfield non-cash cost per pound captured increased $2.17 per pound because of the decrease in pounds captured.

Pounds drummed decreased 3,549 pounds in 2017 Q2.  Total plant costs decreased $221 thousand during the quarter.  All of the decrease was in plant cash costs.  Plant cash costs were also lower in 2017 Q2 because of not repeating the Q1 STIP accrual and implementing previously announced cost reduction efforts.  Power related costs declined but were offset by higher repair costs, which were incurred to take advantage of the slower production in the quarter.  As a result, the plant cash cost per pound drummed decreased $2.08 per pound during the quarter. Plant non-cash costs are also fixed and the related plant non-cash cost per pound drummed increased $0.33 per pound because of the decrease in pounds drummed.

Pounds shipped increased 1,763 pounds in 2017 Q2.  Distribution costs in 2017 Q2 were lower than the previous quarter by $21 thousand as we did not need to purchase any drums for shipping yellowcake during the quarter and because our assay results have improved, which lowers the resulting assay costs.  As a result, the distribution cash cost per pound decreased $0.30 per pound shipped during the quarter.

Sales and cost of sales	Unit	2017 Q2	2017 Q1	2016 Q4	2016 Q3	2017 YTD

Pounds sold	lb	241,000	250,000	100,000	200,000	491,000
U3O8 sales	$000	$11,797	$14,819	$3,270	$9,471	$26,616
Average contract price	$/lb	$48.95	$59.28	$32.70	$47.36	$54.21
Average spot price	$/lb	$-	$-	$-	$-	$-
Average price per pound sold	$/lb	$48.95	$59.28	$32.70	$47.36	$54.21

U3O8 cost of sales (1)	$000	$6,573	$6,295	$3,082	$5,818	$12,868
Ad valorem and severance tax cost per pound sold	$/lb	$4.26	$4.00	$2.98	$3.09	$4.09
Cash cost per pound sold	$/lb	$31.54	$26.12	$18.27	$17.50	$28.18
Non-cash cost per pound sold	$/lb	$19.13	$15.48	$9.57	$8.50	$16.90
Cost per pound sold - produced	$/lb	$54.93	$45.60	$30.82	$29.09	49.17
Cost per pound sold - purchased	$/lb	$23.19	$20.08	$-	$-	21.67
Average cost per pound sold	$/lb	$27.26	$25.18	$30.82	$29.09	$26.21

U3O8 gross profit	$000	$5,224	$8,524	$188	$3,653	13,748
Gross profit per pound sold	$/lb	$21.68	$34.10	$1.88	$18.27	28.00
Gross profit margin	%	44.3%	57.5%	5.7%	38.6%	51.7%

Ending Inventory Balances
Pounds
In-process inventory	lb	19,010	28,164	29,891	57,647
Plant inventory	lb	10,446	14,019	12,274	-
Conversion facility inventory	lb	160,094	113,528	84,689	84,808
Total inventory	lb	189,550	155,711	126,854	142,455

Total cost
In-process inventory	$000	$352	$712	$897	$866
Plant inventory	$000	$479	$670	$461	$-
Conversion facility inventory	$000	$6,620	$4,379	$2,751	$2,539
Total inventory	$000	$7,451	$5,761	$4,109	$3,405

Cost per pound
In-process inventory	$/lb	$18.46	$25.28	$30.01	$15.02
Plant inventory	$/lb	$45.85	$47.79	$37.56	$-
Conversion facility inventory	$/lb	$41.35	$38.57	$32.48	$29.94

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

U3O8 sales of $11.8 million for 2017 Q2 were based on selling 241,000 pounds at an average price of $48.95 into term contract deliveries.  We did not make any spot sales during the quarter. Of the 241,000 pounds sold, 31,000 were from produced inventory and 210,000 were from purchased U3O8.  For the quarter, our cost of sales totaled $6.6 million at an average cost of $27.26 per pound.

The gross profit from the sale of produced uranium for the quarter was $0.1 million, which represents a gross profit margin of approximately four percent. Gross profit from the sale of purchased uranium was $5.1 million, which represents a gross margin of approximately 51%. Total gross profit was $5.2 million, or approximately 44%.

At the end of the quarter, we had approximately 160,094 pounds of U3O8 at the conversion facility at an average cost per pound of $41.35. The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	30-Jun-17	31-Mar-17	31-Dec-16	30-Sep-16
Ad valorem and severance tax cost per pound	$/lb	$2.82	$2.74	$2.72	$3.30
Cash cost per pound	$/lb	$24.62	$23.48	$19.44	$17.80
Non-cash cost per pound	$/lb	$13.91	$12.35	$10.32	$8.84
Total cost per pound	$/lb	$41.35	$38.57	$32.48	$29.94

Generally, the cost per pound in ending inventory at the conversion facility increased during recent quarters. The increase was directly related to the lower production rates as production costs were relatively consistent during the periods and decreased in the most recent quarter.  The increase also relects our deliberate restriction of production considering the persistently weak uranium market.  While the cost per pound is higher than the current market price, it is projected to be sold into existing term contracts at prices greater than the current carrying amount.

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

Average Price Per Pound Sold Reconciliation	Unit	2017 Q2	2017 Q1	2016 Q4	2016 Q3	2017 YTD

Sales per financial statements	$000	$11,821	$14,828	$5,776	$12,068	$26,649
Less disposal fees	$000	$(24)	$(9)	$(8)	$(10)	$(33)
Less revenue from sale of deliveries under contract	$000	$-	$-	$(2,498)	$(2,587)	$-
U3O8 sales	$000	$11,797	$14,819	$3,270	$9,471	$26,616

Pounds sold - produced	lb	31,000	50,000	100,000	200,000	81,000
Pounds sold - purchased	lb	210,000	200,000	-	-	410,000
Total pounds sold	lb	241,000	250,000	100,000	200,000	491,000

Average price per pound sold	$/lb	$48.95	$59.28	$32.70	$47.36	$54.21

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

Total Cost Per Pound Sold Reconciliation [1]	Unit	2017 Q2	2017 Q1	2016 Q4	2016 Q3	2017 YTD

Ad valorem & severance taxes	$000	$227	$241	$247	$552	$468
Wellfield costs	$000	$1,379	$1,665	$1,641	$1,636	$3,044
Plant and site costs	$000	$1,761	$1,979	$1,829	$2,059	$37,408
Distribution costs	$000	$26	$47	$68	$86	73
Inventory change	$000	$(1,690)	$(1,652)	$(703)	$1,485	$(3,342)
Cost of sales - produced	$000	$1,703	$2,280	$3,082	$5,818	$3,983
Cost of sales - purchased	$000	$4,870	$4,015	$—	$—	8,885
Total cost of sales	$000	$6,573	$6,295	$3,082	$5,818	12,868

Pounds sold produced	lb	31,000	50,000	100,000	200,000	81,000
Pounds sold purchased	lb	210,000	200,000	—	—	410,000
Total pounds sold	lb	241,000	250,000	100,000	200,000	491,000

Average cost per pound sold - produced (1)	$/lb	$54.93	$45.60	$30.82	$29.09	$49.17
Average cost per pound sold - purchased	$/lb	$23.19	$20.08	$-	$-	$21.67
Total average cost per pound sold	$/lb	$27.27	$25.18	$30.82	$29.09	$26.21

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

Three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016

The following tables summarize the results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands of U.S. dollars):

	Three months ended June 30,
	2017	2016
	$	$
Sales	11,821	6,747
Cost of sales	(6,573)	(5,094)
Gross profit	5,248	1,653
Exploration and evaluation expense	(691)	(687)
Development expense	(1,829)	(727)
General and administrative expense	(963)	(1,459)
Accretion	(134)	(132)
Write off of mineral property	-	(62)
Net profit (loss) from operations	1,631	(1,414)
Interest expense (net)	(353)	(515)
Warrant mark to market gain	-	-
Loss from equity investment	-	(2)
Write-off of equity investment	-	-
Foreign exchange loss	(25)	(1)
Other income	63	4
Net loss	1,316	(1,928)

Income (loss) per share – basic	0.01	(0.01)

Income (loss) per share – diluted	0.01	-

Revenue per pound sold	48.95	36.05

Total cost per pound sold	27.27	27.24

Gross profit per pound sold	21.68	8.81

	Six months ended June 30,
	2017	2016
	$	$

Sales	26,649	9,461
Cost of sales	(12,868)	(6,949)
Gross profit	13,781	2,512
Exploration and evaluation expense	(1,603)	(1,542)
Development expense	(2,045)	(1,276)
General and administrative expense	(2,677)	(2,824)
Accretion expense	(266)	(265)
Write-off of mineral properties	-	(62)
Net profit (loss) from operations	7,190	(3,457)
Interest expense (net)	(731)	(1,069)
Warrant mark to market gain	-	31
Loss from equity investment	-	(2)
Write-off of equity investments	-	(189)
Foreign exchange loss	(17)	(273)
Other income	63	42
Net income (loss)	6,505	(4,917)

Income (loss) per share – basic	0.04	(0.04)

Income (loss) per share – diluted	0.04	-

Revenue per pound sold	54.21	36.07

Total cost per pound sold	26.21	26.52

Gross profit per pound sold	28.00	9.55

Sales

We sold a total of 241,000 and 491,000 pounds of U3O8 during the three and six months ended June 30, 2017 for an average price of $48.95 and $54.21, respectively per pound and 187,000 and 262,000 pounds of U3O8 during the three and six months ended June 30, 2016 for an average price of $36.05 and $36.07, respectively, per pound.   The 2017 sales were all from term contracts and included 31,000 and 81,000 pounds of produced inventory which sold for $57.31 and $60.71 per pound, respectively, and 210,000 and 200,000 pounds of purchased uranium which was sold for $47.72 and $58.39 per pound, respectively.  The 2016 sales consisted of 137,000 and 152,000 pounds delivered under term contracts at $39.35 and $39.35 per pound, respectively, and 50,000 pounds and 100,000 pounds sold on the spot market at $27.00 and $34.50 per pound, respectively.

Cost of Sales

For the three and six months ended June 30, our cost per pound sold for produced inventory increased $27.69 and $20.17 compared to the same periods in 2016.  These increases are a function of the reduced production volumes discussed above.   In 2017, we purchased 210,000 and 410,000 pounds of uranium for the three and six month periods at average cost of $23.19 and $21.67 per pound, respectively.  Our average cost per pound was $27.27 for the quarter and $26.21 for the six months ended June 30, 2017 which represents an increase of $0.02 for the quarter and a decrease of $4.85 per pound for six month period in 2016.

Gross Profit

Our gross profit from the sale of produced uranium was $76 thousand and $0.9 million for the three and six months ended June 30, 2017, which equates to $2.47 and $11.59 per pound, or 4% and 19% gross profit margins, respectively.  The gross profit from the sale of purchased uranium was $5.2 and $12.8 million, which represents $24.53 and $38.31 per pound, or 51% and 59% gross profit margins, respectively.  Overall, our gross profits totaled $5.2 million and $13.8 million for the three and six months ended June 30, 2017 and represented gross profits of $21.69 and $28.01 per pound, or 44% and 52% gross profit margins, respectively.  This compares to Q2 2016 where our gross profits totaled $1.6 and $2.5 million for the three and six months and represented gross profits of $8.81 and $9.55 per pound, or 24% and 27% gross profit margins, respectively.  The difference relates entirely to the higher prices on the contracts fulfilled in 2017 compared to 2016 as well as purchasing uranium on the spot market at less than the average cost per pound to produce in 2016.

We have limited our development activities and thereby reduced our production in light of the current depressed spot market as discussed in previous filings.  While we have taken measures to reduce our operating costs, most of our costs are relatively fixed at all production levels, so the reduced production directly relates to the increase in our cost per pound for produced product.  One of the largest costs we cannot reduce is our non-cash costs for depreciation and amortization.  As we do not have reserves and are therefore an exploration company under the guidelines of the U.S. Securities and Exchange Commission, we cannot use production or mineralization as a basis for calculating depreciation or amortization. As a result, our expense for those items are the same now as they were when our production rate was significantly higher. Currently, these total $1.3 million for the quarter and $2.5 million for the six months.  Because of this, our inventory cost, which includes the non-cash costs for depreciation and amortization, exceeded the net realizable value of the inventory. Accordingly, we reduced the inventory cost by $456 thousand for the quarter and $893 thousand for the six months. These costs are added to the cost of sales calculations for our produced product for the quarter.  Because we only sold 31,000 pounds and 81,000 pounds of produced product for the quarter and six months ended June 30, 2017, this increased our cost per pound sold of produced uranium by $14.71 for the quarter and $11.02 for the six months.  The net result is that, while our overall production cost per pound has increased, much of that increase is due to the non-cash amortization of plant and mineral assets, and the inability to adjust the amortization to reflect current production.

Operating Expenses

Total operating expense for the three and six months ended June 30, 2017 were $3.6 and $6.6 million, respectively.  Operating expenses include exploration and evaluation expense, development expense and G&A expense. These expenses increased by $0.6 and $0.6 million compared to the same periods in 2016.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.7 and $1.6 million for the three and six month periods ended June 30, 2017, respectively, and $0.7 and $1.5 million for the same periods in 2016. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses increased by $1.1 and $0.8 million during the three and six months ended compared to the same periods in 2016.  The increase was primarily related the start of the limited development project at MU2, including the drilling and construction activities associated with the first three header houses, as well as the payment of a portion of the annual claim maintenance fees in June instead of the third quarter.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses decreased by $0.5 and $0.1 million for the three and six months ended June 30, 2017 compared to 2016. The decreases relate primarily to changes in the labor costs associated with reductions in force in 2016 and 2017.

Other Income and Expenses

Net interest expense declined $0.2 and $0.3 million during the three and six months ended June 30, 2017 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances including the payoff in 2016 of the RMB loan.

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

Earnings and Loss per Common Share

The basic earnings per common share for the three and six months ended June 30, 2017 were $0.01 and $0.04, respectively, and basic and diluted losses of $0.01 and $0.04 for 2016. The diluted loss per common share for 2016 is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.   A net of 5,795,112 in-the-money options using the treasury method were included in the diluted earnings per share calculations for the three and six months ended June 30, 2017 resulting in a diluted earnings per share of $0.01 and $0.04 per share. Dilution from the warrants was not included as the strike price exceeded the current market price of the Common Shares.

Liquidity and Capital Resources

As of June 30, 2017, we had cash resources consisting of cash and cash equivalents of $7.3 million, an increase of $5.7 million from the December 31, 2016 balance of $1.6 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $6.6 million from operating activities during the six months ended June 30, 2017. During the same period, we used $0.1 million for investing activities and $0.8 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of June 30, 2017, the balance of the State Bond Loan was $23.4 million.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we have sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

During 2017, a total of 549,952 stock options have been exercised, which has generated $0.3 million.

Collections for the six months from U3O8 sales totaled $26.7 million.

Operating activities generated cash of $6.7 million during the six months ended June 30, 2017 as compared to using $0.6 million during the same period in 2016. The income for the six months ended June 30, 2017 was $11.4 million greater than the corresponding loss in 2016. In 2016, we generated $5.1 million from the assignment of deliveries scheduled for later in 2016 to a uranium trader.

During the first six months of 2017, the Company used $2.3 million for principal payments on the Sweetwater debt.  This was partially offset by the $1.1 million (net) from the sales of shares under the At Market Issuance Sales Agreement and $0.3 million from the exercise of stock options.

Liquidity Outlook

As at July 27, 2017, our unrestricted cash position was $7.6 million. We made our final contract sale for 2017 in July, which was for 109,000 pounds at $35.35 per pound. We purchased the pounds delivered for $20.15.  We therefore will not have any additional contract revenues until next January when we have scheduled deliveries to our customers.  In the interim, we currently have over 160,000 pounds of uranium at the conversion facility and will continue to produce inventory through the end of the year.  We therefore have a substantial amount of uranium which can be sold under spot contracts during the latter half of the year if it is advantageous to do so.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing to which there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Looking ahead

At the end of the second quarter of 2017, the average spot price of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, was approximately $20.15 per pound. Market fundamentals have not changed sufficiently to warrant the accelerated development of MU2. We are developing MU2 at a controlled rate as approved by our Board of Directors in the first quarter which will allow us to produce at a level that will satisfy a portion of our term contracts.

In March, we implemented a limited reduction in labor force, which will serve to further streamline our operations and is expected to reduce our labor costs by approximately $0.8 million per year.

For 2017, we have 600,000 pounds of U3O8 under contract at an average price of approximately $51 per pound.  We purchased 410,000 pounds during the first two quarters of the year and will purchase 109,000 pounds in the third quarter for a total of 519,000 purchased pounds at an average cost of $21 per pound. The remaining 81,000 pounds were delivered from our produced inventory during the first two quarters of the year. We may make one small spot sale later this year, which will be delivered from Lost Creek production. The spot sale will significantly lower the average sales price that will be used to calculate the 2017 ad valorem and severance taxes, which are based on total mine production for the year, and thereby significantly lower the amount of taxes to be paid.

The 2017 Q3 production target for Lost Creek is between 60,000 and 70,000 pounds U3O8 dried and drummed.  Full year 2017 production guidance is unchanged at between 250,000 and 300,000 pounds. We do expect to bring the first MU2 header house on line in 2017 Q3, but our production rate may be adjusted based on continuing operational matters and other indicators in the market.

As at July 26, 2017, our unrestricted cash position was $7.6 million

Transactions with Related Parties

There were no transactions with related parties during the quarter.

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

As of June 30, 2017, the average current spot and long term prices of U3O8 were $20.15 and $33.00, respectively. This compares to prices of $20.25 and $30.00 as of December 31, 2016. As prices have remained relatively steady since December 31, 2016 and no other factors have been identified, management has not done any additional impairment testing.

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

Outstanding Share Data

As of July 27, 2017, we had outstanding 145,873,898 Common Shares and 8,148,144 options to acquire Common Shares.

Item 3.  QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Currency risk

At June 30, 2017, we maintained a balance of approximately $0.3 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $20.60 per pound as of July, 27 2017.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the six months ended June 30, 2017 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: July 28, 2017	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2017	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)