Form 10-Q
period 2017-09-30
UR-ENERGY INC
filed 2017-10-27
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of October 25, 2017, there were 146,009,205 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek, and determinations of future development and construction priorities; (ii) anticipated production of Lost Creek for 2017 and timing for bringing on the additional header houses in Mine Unit 2; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for LC East and the KM horizon; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the potential of our exploration and development projects, including Shirley Basin; (vi) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vii) the outcome of our forecasts and production projections; and (viii) resolution of the continuing challenges within the uranium market, including supply and demand projections. Additional factors include, among others, the following: future estimates for production, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 3, 2017.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents (note 3)	2,146	1,552
Accounts receivable (note 4)	7,897	16
Inventory (note 5)	1,720	4,109
Prepaid expenses	812	829
	12,575	6,506
Restricted cash (note 6)	7,557	7,557
Mineral properties (note 7)	45,271	47,029
Capital assets (note 8)	27,428	28,848
	80,256	83,434
	92,831	89,940
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	3,391	3,625
Current portion of notes payable (note 10)	4,704	4,502
Environmental remediation accrual	79	85
	8,174	8,212
Notes payable (note 10)	15,881	19,435
Asset retirement obligations (note 11)	26,910	26,061
	50,965	53,708
Shareholders' equity (note 12)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 146,009,205 at September 30, 2017, 2017 and 143,676,384 at December 31, 2016	176,653	174,902
Warrants	4,109	4,109
Contributed surplus	15,516	15,201
Accumulated other comprehensive income	3,670	3,604
Deficit	(158,082)	(161,584)
	41,866	36,232
	92,831	89,940

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board/s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sales (note 13)	11,693	12,068	38,342	21,529
Cost of sales	(11,157)	(5,818)	(24,025)	(12,767)
Gross profit	536	6,250	14,317	8,762

Operating Expenses
Exploration and evaluation	(560)	(828)	(2,162)	(2,370)
Development	(1,454)	(1,108)	(3,499)	(2,384)
General and administrative	(1,070)	(972)	(3,748)	(3,796)
Accretion of asset retirement obligations (note 11)	(135)	(134)	(401)	(399)
Write-off of mineral properties (note 7)	-	-	-	(62)
Income (loss) from operations	(2,683)	3,208	4,507	(249)
Interest expense (net)	(332)	(474)	(1,063)	(1,543)
Warrant mark to market adjustment	-	5	-	36
Loss on equity investment	(5)	(3)	(5)	(5)
Write-off of equity investments	-	(900)	-	(1,089)
Foreign exchange loss	(40)	(6)	(57)	(279)
Other income (expense)	57	(27)	120	15
Net income (loss) for the period	(3,003)	1,803	3,502	(3,114)

Income (loss) per common share
Basic	(0.02)	0.01	0.02	(0.02)
Diluted	(0.02)	0.01	0.02	(0.02)
Weighted average number of common shares outstanding
Basic	145,918,020	143,605,552	145,707,532	141,324,039
Diluted	145,918,020	144,258,513	146,617,488	141,324,039

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	(3,003)	1,803	3,502	(3,114)
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	48	2	66	251
Comprehensive income (loss) for the period	(2,955)	1,805	3,568	(2,863)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$
Balance, December 31, 2016	143,676,384	174,902	4,109	15,201	3,604	(161,584)	36,232

Exercise of stock options	549,952	518	-	(169)	-	-	349
Common shares issued for cash, net
of $88 of issue costs	1,536,169	1,081	-	-	-	-	1,081
Redemption of vested RSUs	246,700	152	-	(221)	-	-	(69)
Non-cash stock compensation	-	-	-	705	-	-	705
Net income (loss) and comprehensive income (loss)	-	-	-	-	66	3,502	3,568

Balance, September 30, 2017	146,009,205	176,653	4,109	15,516	3,670	(158,082)	41,866

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2017	2016
		(Restated - note 2)
Cash provided by (used in)
Operating activities
Net income (loss) for the period	3,502	(3,114)
Items not affecting cash:
Stock based expense	705	603
Depreciation and amortization	3,810	3,852
Accretion of asset retirement obligations	401	399
Amortization of deferred loan costs	91	114
Provision for reclamation	(6)	(1)
Write off of equity investments	-	1,089
Write-off of mineral properties	-	62
Warrants mark to market gain	-	(36)
Gain on disposition of assets	-	(14)
Loss on foreign exchange	59	281
Recognition of gain on deferred contract	-	(2,588)
Other loss	5	5
RSUs redeemed to pay withholding or paid in cash	(68)	(9)
Proceeds from assignment of sales contract	-	5,085
Change in non-cash working capital items:
Accounts receivable	(7,881)	(3,289)
Inventory	2,389	(60)
Prepaid expenses	120	(86)
Accounts payable and accrued liabilities	(361)	273
	2,766	2,566

Investing activities
Mineral property costs	(10)	-
Funding of equity investment	(5)	(5)
Proceeds from sale of property and equipment	-	91
Purchase of capital assets	(173)	(281)
	(188)	(195)

Financing activities
Issuance of common shares for cash	1,169	6,568
Share issue costs	(60)	(880)
Proceeds from exercise of stock options	349	9
Repayment of debt	(3,443)	(6,486)
	(1,985)	(789)

Effects of foreign exchange rate changes on cash	1	(64)

Net change in cash, cash equivalents and restricted cash	594	1,518
Beginning cash, cash equivalents and restricted cash	9,109	9,000
Ending cash, cash equivalents and restricted cash (note 14)	9,703	10,518

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

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

New accounting pronouncements which were implemented this year

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to all inventory, measured using average cost which is how the Company measures inventory. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This is consistent with our past policies and had no financial or reporting impact when implemented during the first quarter.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  Regarding forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period.  We currently recognize no income tax expense or benefit due to significant income tax credits and net operating losses which are fully reserved under a valuation allowance.  There was therefore no effect on our accounting or reporting at the time of implementation earlier this year.  We have made the election to continue to recognize losses from forfeitures at inception rather than when they vest or occur.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Task Force (Topic 230), which addresses the presentation of restricted cash in the statement of cash flows.  Under the new standard, restricted cash will be presented with cash and cash equivalents in the statement of cash flows instead of being reflected as non-cash investing or financing activities.  A reconciliation of the make-up of the ending cash, cash equivalent and restricted cash balance will be required for entities who reflect restricted cash as separate items on the statement of financial position.  In addition, a description of the restrictions on the cash will be required.  This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period, however early adoption is permitted.  We elected to adopt this standard as of the first quarter.  Accordingly, the cash balances reflected in the Statement of Cash Flows have been increased by $7.6 million which has been the restricted cash balance since December 31, 2015.  In addition, we have added note 14 – Supplemental Information to the Statement of Cash Flows which reconciles the cash balances shown on the Statement of Cash Flows with the appropriate balances on the Balance Sheet.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	September 30, 2017	December 31, 2016
	$	$
Cash on deposit at banks	1,704	580
Money market funds	442	972

	2,146	1,552

4.Accounts Receivable

The Company’s accounts receivable consist of the following:

	As at
	September 30, 2017	December 31, 2016
	$	$
Trade accounts receivable
Company A	7,821	-
Other Companies	64	9
Total trade receivables	7,885	9
Other receivables	12	7

Total accounts receivable	7,897	16

The names of the individual companies have not been disclosed for reasons of confidentiality.

5.  Inventory

The Company’s inventory consists of the following:

	As at
	September 30, 2017	December 31, 2016
	$	$
In-process inventory	221	897
Plant inventory	824	461
Conversion facility inventory	675	2,751

	1,720	4,109

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

In conjunction with our lower of cost or net realizable value calculations, the Company reduced the inventory valuation by $1,326 for the quarter and $2,219 for the nine months ended September 30, 2017.

6.    Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	September 30, 2017	December 31, 2016
	$	$

Money market account	7,457	7,457
Certificates of deposit	100	100

	7,557	7,557

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.1 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at September 30, 2017.

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other US
	Property	Mines	Properties	Total
	$	$	$	$
Balance, December 31, 2016	14,016	19,866	13,147	47,029

Acquisition costs	-	-	10	10
Change in estimated reclamation costs (note 11)	613	(165)	-	448
Amortization	(2,216)	-	-	(2,216)

Balance, September 30, 2017	12,413	19,701	13,157	45,271

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”) to acquire additional mineral properties. Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, a 5% production royalty under certain circumstances and the assumption of $5.7 million in estimated asset reclamation obligations.   At June 30, 2016, the royalty expired and was terminated.

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	September 30, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,420	3,195	225	3,251	2,966	285
Enclosures	32,991	6,467	26,524	32,991	5,229	27,762
Machinery and equipment	1,262	669	593	1,262	599	663
Furniture, fixtures and leasehold improvements	119	103	16	119	98	21
Information technology	1,157	1,087	70	1,153	1,036	117

	38,949	11,521	27,428	38,776	9,928	28,848

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	September 30, 2017	December 31, 2016
	$	$
Accounts payable	862	725
Severance and ad valorem tax payable	1,328	1,649
Payroll and other taxes	1,201	1,251

	3,391	3,625

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of September 30, 2017 are considered current.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	September 30, 2017	December 31, 2016
	$	$
Current debt
Sweetwater County Loan	4,826	4,623
Less deferred financing costs	(122)	(121)
	4,704	4,502

Long term debt
Sweetwater County Loan	16,245	19,891
Less deferred financing costs	(364)	(456)
	15,881	19,435

Schedule of payments on outstanding debt as of September 30, 2017:

Debt	Total	2017	2018	2019	2020	2021	Maturity
	$	$	$	$	$	$
Sweetwater County Loan
Principal	21,071	1,180	4,895	5,183	5,487	4,326	01-Oct-21
Interest	2,666	303	1,039	752	447	125

Total	23,737	1,483	5,934	5,935	5,934	4,451

11.Asset Retirement and Reclamation Obligations

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

At September 30, 2017, the total undiscounted amount of the future cash needs was estimated to be $26.9 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 6 is related to the surety bonds which provide security to the governmental agencies on these obligations.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

	For the period ended
	September 30, 2017	December 31, 2016

	$	$
Beginning of period	26,061	26,061
Change in estimated liability	448	(534)
Accretion expense	401	534

End of period	26,910	26,061

12.Shareholders’ Equity and Capital Stock

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

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2016	9,748,934	0.63

Granted	500,000	0.69
Exercised	(549,952)	0.64
Forfeited	(485,698)	0.64
Expired	(870,434)	0.81

Outstanding, September 30, 2017	8,342,850	0.69

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

of grant. The fair value of options vested during the nine months ended September 30, 2017 was $0.7 million.

As of September 30, 2017, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	Intrinsic	Number	contractual	Intrinsic
price	of options	life (years)	Value	of options	life (years)	Value	Expiry
$			$			$

0.61	885,071	0.2	-	885,071	0.2	-	07-Dec-17
0.62	466,441	0.6	-	466,441	0.6	-	25-Apr-18
0.99	100,000	0.8	-	100,000	0.8	-	01-Aug-18
0.96	739,976	1.2	-	739,976	1.2	-	27-Dec-18
1.35	100,000	1.5	-	100,000	1.5	-	31-Mar-19
0.82	777,896	2.2	-	777,896	2.2	-	12-Dec-19
0.91	200,000	2.7	-	200,000	2.7	-	29-May-20
0.69	640,969	2.9	-	640,969	2.9	-	17-Aug-20
0.64	1,088,327	3.2	-	1,088,327	3.2	-	11-Dec-20
0.58	2,844,170	4.2	-	1,534,590	4.2	-	16-Dec-21
0.82	300,000	4.4		96,000	4.4		02-Mar-22
0.58	200,000	4.9	-	0	0.0	-	07-Sep-22

0.69	8,342,850	3.0	-	6,629,270	2.5	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.72 as of the last trading day in the period ended September 30, 2017, that would have been received by the option holders had they exercised their options as of that date.  The total number of in-the-money stock options outstanding as of September 30, 2017 was nil. The total number of in-the-money stock options exercisable as of September 30, 2017 was nil.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2016	1,273,990	0.60

Vested	(337,380)	0.74
Forfeited	(26,654)	0.58

Unvested, September 30, 2017	909,956	0.60

As of September 30, 2017, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	Intrinsic
Grant date	RSUs	(years)	Value
			$
December 11, 2015	248,226	0.20	144
December 16, 2016	661,730	1.21	384

	909,956	1.03	528

Warrants

The following represents warrant activity during the period ended September 30, 2017:

	Number	Weighted-
	of	average
	Warrants	exercise price
		$
Outstanding, December 31, 2016	5,844,567	0.97

Outstanding, September 30, 2017	5,844,567	0.97

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2017, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
0.96	4,294,167	1.0	-	24-Jun-18
1.00	1,550,400	1.2	-	27-Aug-18

0.97	5,844,567	1.0	-

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2017 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, there was approximately $0.5 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.3 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.0 years and 1.1 years, respectively.

Cash received from stock options exercised during the three and nine months ended September 30, 2017 totalled $nil and $0.3 million, respectively, and less than $0.1 million for the three and nine months ended September 30, 2016.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no RSUs granted in either the nine months ended September 30, 2017 or the nine months ended September 30, 2016 nor were there any options

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

granted in the nine months ended September 30, 2016.  The assumptions used for the options granted during the nine months ended September 30, 2017 were as follows:

Nine months ended September 30,
2017
Expected option life (years)	3.72-3.74
Expected volatility	57%
Risk-free interest rate	1.0%-1.6%
Expected dividend rate	0%
Forfeiture rate	5.3%-5.9%

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

13.  Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts, as well as to a trader through spot sales.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sales consist of:

	Nine months ended September 30,
	2017		2016
	$		$
Sale of produced inventory
Company A	7,821	20.4%	-	0.0%
Company B	3,141	8.2%	9,471	44.0%
Company C	1,777	4.6%	-	0.0%
Company D	-	0.0%	6,375	29.6%
Company E	-	0.0%	3,075	14.2%
	12,739	33.2%	18,921	87.9%
Sales of purchased inventory
Company B	10,211	26.5%	-	0.0%
Company C	15,340	40.0%	-	0.0%
	25,551	66.6%	-	0.0%

Total sales	38,290	99.9%	18,921	87.9%

Disposal fee income	52	0.1%	21	0.1%
Recognition of revenue from sale of deliveries under assignment	-	0.0%	2,587	12.0%

	38,342	100.0%	21,529	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

14.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	September 30, 2017	September 30, 2016
	$	$
Cash and cash equivalents	2,146	2,961
Restricted cash	7,557	7,557

	9,703	10,518

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

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $9.1 million at risk at September 30, 2017 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2017.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at September 30, 2017, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.6 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of four years.

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co., as amended August 2017, under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we have sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the nine months ended September 30, 2017 or the comparable nine months in 2016. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 3, 2017.

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

Changes to Board of Directors

During the quarter, we announced the appointment of Kathy E. Walker to our Board of Directors (the “Board”).  The appointment was effective September 7, 2017, and expands the size of the Board to seven. Ms.  Walker is the president and chief executive officer of Elm Street Resources Inc., an energy marketing company based in Paintsville, Kentucky. She brings more than 30 years’ experience in various energy-related business endeavors to our Board. Ms. Walker holds an MBA from Xavier University. Prior to starting Elm Street Resources, she served as secretary and controller of Agip Coal, USA, a subsidiary of the Italian National Energy Agency ENI. She is currently a member of the National Coal Council and board member of the Kentucky Coal Association; a member of the Kentucky Judicial Campaign Conduct Committee; and a member of the Morehead State University Board of Regents. Previously, Ms. Walker served as the chair of the Energy and Environment transition team for Kentucky Governor Matt Bevin; was a founder and board member of First Security Bank, Lexington, Kentucky and of Great Nations Bank, Norman, Oklahoma.

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

Lost Creek Property

For the nine months ended September 30, 2017, contract sales from U3O8 produced at Lost Creek totaled 261,000 pounds. The Company also sold  519,000 pounds of purchased U3O8.   In total, 780,000 pounds at an average price of $49.09 were sold for revenues of $38.3 million. The Results of Operations are detailed further below.

Development and Operations at Lost Creek

Production rates at Lost Creek during the quarter were short of  the projected level of 60,000 to 70,000 dried and drummed pounds, however year-to-date production is on track to meet the projected level of 250,000 to 300,000 pounds for the year. We continued to operate Mine Unit 1 (“MU1”) header houses throughout the quarter, and brought online the first of the header houses in Mine Unit 2 (“MU2”), HH2-2, during the quarter. Our limited development plan for 2017 continues with construction work ongoing to develop the first three header houses in MU2. We expect to bring the second MU2 header house online in 2017 Q4, with the third house coming online early in 2018.

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

Results of Operations

U3O8 Production and Sales

During the three months ended September 30, 2017, a total of 52,812 pounds of U3O8 were captured within the Lost Creek plant. 48,336 pounds were packaged in drums and 36,797 pounds of the drummed inventory were shipped to the conversion facility. We sold 289,000 pounds of U3O8 during the period of which 109,000 pounds were purchased. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2017 Q3	2017 Q2	2017 Q1	2016 Q4	2017 YTD

Pounds captured	lb	52,812	65,257	79,340	103,558	197,409
Ad valorem and severance tax	$000	$119	$227	$241	$247	$587
Wellfield cash cost (1)	$000	$743	$599	$889	$864	$2,231
Wellfield non-cash cost (2)	$000	$730	$780	$776	$777	$2,286
Ad valorem and severance tax per pound captured	$/lb	$2.25	$3.48	$3.04	$2.39	$2.97
Cash cost per pound captured	$/lb	$14.07	$9.18	$11.20	$8.34	$11.31
Non-cash cost per pound captured	$/lb	$13.82	$11.95	$9.78	$7.50	$11.55

Pounds drummed	lb	48,336	70,833	74,382	111,049	193,551
Plant cash cost (3)	$000	$1,120	$1,270	$1,488	$1,336	$3,878
Plant non-cash cost (2)	$000	$493	$491	$491	$493	$1,475
Cash cost per pound drummed	$/lb	$23.17	$17.93	$20.00	$12.03	$20.04
Non-cash cost per pound drummed	$/lb	$10.20	$6.93	$6.61	$4.44	$7.63

Pounds shipped to conversion facility	lb	36,797	74,406	72,643	98,775	183,846
Distribution cash cost (4)	$000	$24	$26	$47	$68	$97
Cash cost per pound shipped	$/lb	$0.65	$0.35	$0.65	$0.69	$0.53

Pounds purchased	lb	109,000	210,000	200,000	-	519,000
Purchase costs	$000	$2,196	$4,870	$4,015	$-	$11,081
Cash cost per pound purchased	$/lb	$20.15	$23.19	$20.08	$-	$21.35

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

Production levels during the current quarter continued to decline, reflecting our deliberate restriction of production in light of the persistently weak uranium market. Total production costs, which have remained relatively consistent in the past, decreased nearly five percent in 2017 Q3 compared to Q2 and 18% compared to Q1.  The decrease resulted from a combination of certain non-recurring charges not being repeated and the previously announced cost reduction efforts.

Pounds captured decreased 12,445 pounds from 2017 Q2 as the first header house in MU2 started up during the period and did not significantly impact the total production for the quarter.  Total wellfield costs decreased $14 thousand during the quarter.  Ad valorem and severance taxes decreased due to lower production rates and year-to-date tax adjustments.  Non-cash costs decreased due to certain reclamation assets becoming fully depreciated during the quarter. Wellfield cash costs increased during the quarter due to higher labor costs as several positions in wellfield operations that had been open for some time were filled and because Q2 included one-time health insurance premium credits.  In addition, wellfield personnel were working additional hours to complete the scheduled work on Mine Unit 2, which contributed to the increase.  Because of the decrease in production, the wellfield cash cost per pound captured increased $4.89 per pound in 2017 Q3. Wellfield non-cash costs are generally fixed.  Although wellfield non-cash costs decreased during the quarter, the related wellfield non-cash cost per pound captured still increased $1.87 per pound because of the decrease in pounds captured.

Pounds drummed decreased 22,497 pounds in 2017 Q3.  Total plant costs decreased $148 thousand during the quarter.  All of the decrease was in plant cash costs.  Plant cash costs were lower in Q3 because of lower consumables costs and a major repair cost in Q2.  Because of the significant decrease in pounds drummed, the plant cash cost per pound drummed increased $5.24 per pound during the quarter. Plant non-cash costs are fixed so the related plant non-cash cost per pound drummed increased $3.27 per pound because of the decrease in pounds drummed.

Pounds shipped decreased 37,609 pounds in 2017 Q3, which included one shipment.  There were two shipments in Q2.  Distribution costs in 2017 Q3 were slightly lower than the previous quarter with lower shipping costs partially offset by higher conversion facility fees .  The distribution cash cost per pound increased $0.30 per pound shipped during the quarter due to shipping fewer pounds.

Sales and cost of sales	Unit	2017 Q3	2017 Q2	2017 Q1	2016 Q4	2017 YTD

Pounds sold	lb	289,000	241,000	250,000	100,000	780,000
U3O8 sales	$000	$11,674	$11,797	$14,819	$3,270	$38,290
Average contract price	$/lb	$40.39	$48.95	$59.28	$32.70	$49.09
Average price per pound sold	$/lb	$40.39	$48.95	$59.28	$32.70	$49.09

U3O8 cost of sales (1)	$000	$11,157	$6,573	$6,295	$3,082	$24,025
Ad valorem and severance tax cost per pound sold	$/lb	$3.15	$4.26	$4.00	$2.98	$3.44
Cash cost per pound sold	$/lb	$29.11	$31.54	$26.12	$18.27	$28.82
Non-cash cost per pound sold	$/lb	$17.52	$19.13	$15.48	$9.57	$17.33
Cost per pound sold - produced	$/lb	$49.78	$54.93	$45.60	$30.82	49.59
Cost per pound sold - purchased	$/lb	$20.15	$23.19	$20.08	$-	21.35
Average cost per pound sold	$/lb	$38.61	$27.26	$25.18	$30.82	$30.80

U3O8 gross profit	$000	$517	$5,224	$8,524	$188	14,265
Gross profit per pound sold	$/lb	$1.78	$21.68	$34.10	$1.88	18.29
Gross profit margin	%	4.4%	44.3%	57.5%	5.7%	37.3%

Ending Inventory Balances
Pounds
In-process inventory	lb	22,306	19,010	28,164	29,891
Plant inventory	lb	21,948	10,446	14,019	12,274
Conversion facility inventory	lb	17,813	160,094	113,528	84,689
Total inventory	lb	62,067	189,550	155,711	126,854

Total cost
In-process inventory	$000	$221	$352	$712	$897
Plant inventory	$000	$824	$479	$670	$461
Conversion facility inventory	$000	$675	$6,620	$4,379	$2,751
Total inventory	$000	$1,720	$7,451	$5,761	$4,109

Cost per pound
In-process inventory	$/lb	$9.92	$18.46	$25.28	$30.01
Plant inventory	$/lb	$37.53	$45.85	$47.79	$37.56
Conversion facility inventory	$/lb	$37.89	$41.35	$38.57	$32.48

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

U3O8 sales of $11.7 million for 2017 Q3 were based on selling 289,000 pounds at an average price of $40.39.  We did not make any spot sales during the quarter. Of the 289,000 pounds sold, 180,000 were from produced inventory and 109,000 were from purchased U3O8.  For the quarter, our cost of sales totaled $11.1 million at an average cost of $38.61 per pound.

On a cash basis, the average cost per pound sold was $27.69, which yielded average cash margins of $12.70 per pound and generated cash gross profits of $3.7 million during the quarter.  The average cash cost per pound sold was composed of produced and purchased pounds.  The cash cost per produced pound sold was $32.26, including ad valorem and severance taxes, and the cash cost per purchased pound sold was $20.15.

Due to our low production volumes, we have been experiencing lower of cost or net realizable value adjustments, which totaled $1.3 million for the quarter.  These costs are included in our cost of sales for the period and reduced the reported gross profit for the period. Total gross profit was $0.5 million, or approximately 4%.

At the end of the quarter, we had approximately 17,813 pounds of U3O8 at the conversion facility at an average cost per pound of $37.89, which reflects the net realizable value of the product at that location.  We intend to sell this product into our lowest priced, 2018 term contract in January.  While this assumption did increase the non-cash, net realizable value adjustment for the quarter, it will also lower the actual cash paid out for 2018 severance and ad valorem taxes, which are based on the sales value of the product.

The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	30-Sep-17	30-Jun-17	31-Mar-17	31-Dec-16
Ad valorem and severance tax cost per pound	$/lb	$2.41	$2.82	$2.74	$2.72
Cash cost per pound	$/lb	$22.47	$24.62	$23.48	$19.44
Non-cash cost per pound	$/lb	$13.01	$13.91	$12.35	$10.32
Total cost per pound	$/lb	$37.89	$41.35	$38.57	$32.48

Generally, the cost per pound in ending inventory at the conversion facility increased during recent quarters. The increase was directly related to the lower production rates as production costs were relatively consistent during the periods and decreased in the most recent quarter.  The increase also relects our deliberate restriction of production considering the persistently weak uranium market.  While the cost per pound is higher than the current spot market price, it is projected to be sold into existing term contracts at prices greater than the current carrying amount.  The cost per pound declined this quarter because the estimated sales price used in the net realizable value calculation was based on selling the 17,813 pounds into an upcoming lower-priced sales contract.

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

Average Price Per Pound Sold Reconciliation	Unit	2017 Q3	2017 Q2	2017 Q1	2016 Q4	2017 YTD

Sales per financial statements	$000	$11,693	$11,821	$14,828	$5,776	$38,342
Less disposal fees	$000	$(18)	$(24)	$(9)	$(8)	$(51)
Less revenue from sale of deliveries under contract	$000	$-	$-	$-	$(2,498)	$-
U3O8 sales	$000	$11,675	$11,797	$14,819	$3,270	$38,291

Pounds sold - produced	lb	180,000	31,000	50,000	100,000	261,000
Pounds sold - purchased	lb	109,000	210,000	200,000	-	519,000
Total pounds sold	lb	289,000	241,000	250,000	100,000	780,000

Average price per pound sold	$/lb	$40.40	$48.95	$59.28	$32.70	$48.09

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

Total Cost Per Pound Sold Reconciliation [1]	Unit	2017 Q3	2017 Q2	2017 Q1	2016 Q4	2017 YTD

Ad valorem & severance taxes	$000	$119	$227	$241	$247	$587
Wellfield costs	$000	$1,473	$1,379	$1,665	$1,641	$4,517
Plant and site costs	$000	$1,614	$1,761	$1,979	$1,829	$5,354
Distribution costs	$000	$24	$26	$47	$68	97
Inventory change	$000	$5,731	$(1,690)	$(1,652)	$(703)	$2,389
Cost of sales - produced	$000	$8,961	$1,703	$2,280	$3,082	$12,944
Cost of sales - purchased	$000	$2,196	$4,870	$4,015	$—	11,081
Total cost of sales	$000	$11,157	$6,573	$6,295	$3,082	24,025

Pounds sold produced	lb	180,000	31,000	50,000	100,000	261,000
Pounds sold purchased	lb	109,000	210,000	200,000	—	519,000
Total pounds sold	lb	289,000	241,000	250,000	100,000	780,000

Average cost per pound sold - produced (1)	$/lb	$49.78	$54.93	$45.60	$30.82	$49.59
Average cost per pound sold - purchased	$/lb	$20.15	$23.19	$20.08	$-	$21.35
Total average cost per pound sold	$/lb	$38.61	$27.27	$25.18	$30.82	$30.80

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

Three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016

The following tables summarize the results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands of U.S. dollars):

	Three months ended September 30,
	2017	2016
	$	$
Sales	11,693	12,068
Cost of sales	(11,157)	(5,818)
Gross profit	536	6,250
Exploration and evaluation expense	(560)	(828)
Development expense	(1,454)	(1,108)
General and administrative expense	(1,070)	(972)
Accretion	(135)	(134)
Net profit (loss) from operations	(2,683)	3,208
Interest expense (net)	(332)	(474)
Warrant mark to market gain	-	5
Loss from equity investment	(5)	(3)
Write-off of equity investment	-	(900)
Foreign exchange loss	(40)	(6)
Other income	57	(27)
Net income (loss)	(3,003)	1,803

Loss per share – basic and diluted	(0.02)	0.01

Revenue per pound sold	40.39	47.36

Total cost per pound sold	38.61	29.09

Gross profit per pound sold	1.78	18.27

	Nine months ended September 30,
	2017	2016
	$	$

Sales	38,342	21,529
Cost of sales	(24,025)	(12,767)
Gross profit	14,317	8,762
Exploration and evaluation expense	(2,162)	(2,370)
Development expense	(3,499)	(2,384)
General and administrative expense	(3,748)	(3,796)
Accretion expense	(401)	(399)
Write-off of mineral properties	-	(62)
Net profit (loss) from operations	4,507	(249)
Interest expense (net)	(1,063)	(1,543)
Warrant mark to market gain	-	36
Loss from equity investment	(5)	(5)
Write-off of equity investments	-	(1,089)
Foreign exchange loss	(57)	(279)
Other income	120	15
Net income (loss)	3,502	(3,114)

Income (loss) per share – basic	0.02	(0.02)

Income (loss) per share – diluted	0.02	-

Revenue per pound sold	49.09	40.95

Total cost per pound sold	30.80	27.63

Gross profit per pound sold	18.29	13.32

Sales

We sold a total of 289,000 and 780,000 pounds of U3O8 during the three and nine months ended September 30, 2017 for an average price of $40.39 and $49.09,  respectively per pound and 200,000 and 462,000 pounds of U3O8 during the three and nine months ended September 30, 2016 for an average price of $47.36 and $40.95, respectively, per pound.   The 2017 sales were all from term contracts and included 180,000 and 261,000 pounds of produced inventory and 109,000 and 519,000 pounds of purchased uranium for the three and nine months ended September 30, 2017, respectively.  The 2016 sales consisted of 200,000 and 362,000 pounds delivered under term contracts at $47.36 and $43.77 per pound, respectively, and 100,000 pounds for the nine month period sold on the spot market at $30.75 per pound.

Cost of Sales

For the three and nine months ended September 30, 2017, our cost per pound sold for produced inventory increased $20.69 and $21.96 compared to the same periods in 2016.  These increases are a function of the reduced production volumes discussed above.   In 2017, we purchased 109,000 and 519,000 pounds of uranium for the three and nine month periods at average cost of $20.15 and $21.35 per pound, respectively.  Our average cost per pound was $38.61 for the quarter and $30.80 for the nine months ended September 30, 2017, which represents an increase of $9.52 and $3.17 per pound, as compared to the three and nine month periods in 2016.

Gross Profit

Our gross profit from the sale of uranium totaled $0.5 million and $14.3 million for the three and nine months ended September 30, 2017 and represented gross profits of $1.78 and $18.29 per pound, or 4% and 37% gross profit margins, respectively.  This compares to Q3 2016 where our gross profits totaled $3.7 and $6.2 million for the three and nine months and represented gross profits of $18.27 and $13.32 per pound, or 39% and 33% gross profit margins, respectively.

We have limited our development activities and thereby reduced production in light of the current depressed spot market as discussed in previous filings.  While we have taken measures to reduce operating costs, most of our costs are relatively fixed at all production levels, so the reduced production directly relates to the increase in our cost per pound for produced product.  One of the largest costs we cannot reduce is our non-cash costs for depreciation and amortization.  As we do not have reserves and are therefore an exploration company under the guidelines of the U.S. Securities and Exchange Commission, we cannot use production or mineralization as a basis for calculating depreciation or amortization. As a result, our expense for those items are the same now as they were when our production rate was significantly higher. Currently, these non-cash costs total $1.3 million for the quarter and $3.8 million for the nine months ended September 30, 2017.

Because of the fixed nature of our costs, our inventory cost exceeded the net realizable value of the inventory. Accordingly, we reduced the inventory cost by $1.3 million for the quarter and $2.2 million for the nine months. These costs are added to the cost of sales calculations for our produced product for the quarter.  Because we only sold 180,000 pounds and 261,000 pounds of produced product for the quarter and nine months ended September 30, 2017, this increased our cost per pound sold of produced uranium by $7.37 for the quarter and $8.50 for the nine months.

The net result is that while our overall production cost per pound has increased, much of that increase is due fixed nature of our costs such as  the non-cash amortization of plant and mineral assets, and the inability to adjust the amortization to reflect current production.

Operating Expenses

Total operating expense for the three and nine months ended September 30, 2017 were $3.2 and $9.8 million, respectively.  Operating expenses include exploration and evaluation expense, development expense, and G&A expense. These expenses increased by $0.2 and $0.8 million compared to the same periods in 2016.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.6 and $2.2 million for the three and nine month periods ended September 30, 2017, respectively, and $0.8 and $2.4 million for the same periods in 2016. All costs associated with the geology and geological information systems departments as well as the costs incurred on exploration-stage projects as described above are reflected in this category.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses increased by $0.3 and $1.1 million during the three and nine months ended compared to the same periods in

2016.  The increase was primarily related to the limited development activities at MU2, including the drilling and construction activities associated with the first three header houses.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense was little changed for the three and nine months ended September 30, 2017 compared to 2016.

Other Income and Expenses

Net interest expense declined $0.1 and $0.5 million during the three and nine months ended September 30, 2017 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances of the Wyoming state loan and the payoff in 2016 of the RMB loan.

In 2016, the Company performed quarterly impairment analyses based on the mineralization at the Bootheel property and the then current spot price.  It determined that impairments reflecting the then current spot price were warranted, which resulted in a charge of $0.9 million for the quarter and $1.1 million for the nine months. Upon further analysis, it was determined that the deteriorating market conditions have made the investment not currently economically viable.  Therefore, while the ownership interest will continue to be carried by the Company and the related resources retained, the Company wrote off the remaining basis in the investment as of December 31, 2016.

Earnings and Loss per Common Share

The basic earnings (loss) per common share for the three and nine months ended September 30, 2017 were ($0.02) and $0.02, respectively, and basic and diluted earnings (loss) of $0.01 and ($0.02) for 2016. The diluted loss per common share for the three months ended September 30 2017 and the nine months ended September 30, 2016 were equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.    For the nine months ended September 30, 2017, there were 909,956 RSUs included in the diluted earnings per share calculations.  For the three months ended September 30, 2016, there were 652,961 RSUs included in the diluted earnings.  The result was diluted earnings per share of $0.2 and $0.1 for the respective periods.  Dilution from options and warrants were not included as the strike price exceeded the then current market price of the Common Shares.

Liquidity and Capital Resources

As of September 30, 2017, we had cash resources consisting of cash and cash equivalents of $2.1 million, an increase of $0.6 million from the December 31, 2016 balance of $1.5 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $2.8 million from operating activities during the nine months ended September 30, 2017. During the same period, we used $0.2 million for investing activities and $2.1 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of September 30, 2017, the balance of the State Bond Loan was $21.0 million.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co., as amended August 2017, under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we have sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

During 2017, a total of 549,952 stock options have been exercised, which has generated $0.3 million.

Collections for the nine months from U3O8 sales totaled $30.5 million.

Operating activities generated cash of $2.8 million during the nine months ended September 30, 2017 as compared to $5.6 million during the same period in 2016. The net income for the nine months ended September 30, 2017 was $6.6 million greater than the corresponding loss in 2016. At the end of the third quarter we sold $7.8 million of produced uranium, but the proceeds were not received until early October.  In 2016, we generated $5.1 million from the assignment of deliveries scheduled for later in 2016 to a uranium trader.

During the first nine months of 2017, the Company used $3.4 million for principal payments on the Sweetwater debt.  This was partially offset by the $1.1 million (net) from the sales of shares under the At Market Issuance Sales Agreement and $0.3 million from the exercise of stock options.

Liquidity Outlook

As at October 25, 2017, our unrestricted cash position was $9.1 million. In September 2017, we sold 180,000 pounds of uranium for proceeds of $7.8 million, which were received in early October.  Our next contract sales are scheduled to take place in early January 2018.

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

Looking ahead

At the end of the third quarter of 2017, the average spot price of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, was approximately $20.33 per pound. Market fundamentals have not changed sufficiently to warrant the accelerated development of MU2. We are developing MU2 at a controlled rate as approved by our Board of Directors in the first quarter, which will allow us to produce at a level that will satisfy a portion of our term contracts.

In March, we implemented a limited reduction in labor force, which will serve to further streamline our operations and is expected to reduce our labor costs by approximately $0.8 million per year.

Through September 30, 2017, we sold 780,000 pounds of U3O8 under contract at an average price of approximately $49 per pound.  We purchased 519,000 pounds at an average cost of $21 per pound. The remaining 261,000 pounds were delivered from our produced inventory. We do not anticipate any further sales this year.

We expect to bring the second MU2 header house on line in 2017 Q4 and the 2017 Q4 production target for Lost Creek is between 65,000 and 75,000 pounds U3O8 dried and drummed. Full year 2017 production guidance is unchanged at between 250,000 and 300,000 pounds, but our production rate may be adjusted based on operational matters and other indicators in the market.

As at October 25, 2017, our unrestricted cash position was $9.1 million.

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

Critical Accounting Policies and Estimates

We have established the existence of uranium resources at the Lost Creek Property, but because of the unique nature of in situ recovery mines, we have not established, and have no plans to establish, the existence of proven and probable reserves at this project. Accordingly, we have adopted an accounting policy with respect to the nature of items that qualify for capitalization for in situ U3O8 mining operations to align our policy to the accounting treatment that has been established as best practice for these types of mining operations.

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

As of September 30, 2017, the average current spot and long term prices of U3O8 were $20.33 and $30.50, respectively. This compares to prices of $20.25 and $30.00 as of December 31, 2016. As prices have remained relatively steady since December 31, 2016 and no other factors have been identified, management has not done any additional impairment testing.

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

New accounting pronouncements which were implemented this year

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to all inventory, measured using average cost which is how the Company measures inventory. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This is consistent with our past policies and had no financial or reporting impact when implemented during the first quarter.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.  Excess tax benefits should be classified along with other income tax cash flows as an operating activity.  Regarding forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period.  We currently recognize no income tax expense or benefit due to significant income tax credits and net operating losses which are fully reserved under a valuation allowance. There was therefore no effect on our accounting or reporting at the time of implementation earlier this year. We have made the election to continue to recognize losses from forfeitures at inception rather than when they vest or occur.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Task Force (Topic 230), which addresses the presentation of restricted cash in the statement of cash flows.  Under the new standard, restricted cash will be presented with cash and cash equivalents in the statement of cash flows instead of being reflect as non-cash investing or financing activities.  A reconciliation of the make-up of the end ending cash, cash equivalent and restricted cash balance will be required for entities who reflect restricted cash as separate items on the statement of financial position.  In addition, a description of the restrictions on the cash will be required.  This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period, however early adoption is permitted.  We elected to adopt this standard as of the first quarter.  Accordingly, the cash balances reflected in the Statement of Cash Flows have been increased by $7.6 million which has been the restricted cash balance since December 31, 2015.  In addition, we have added note 14 – Supplemental Information to the

Statement of Cash Flows which reconciles the cash balances shown on the Statement of Cash Flows with the appropriate balances on the Balance Sheet.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of October 25, 2017, we had outstanding 146,009,205 Common Shares and 8,330,085 options to acquire Common Shares.

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

Currency risk

At September 30, 2017, we maintained a balance of approximately $0.2 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $20.25 per pound as of October 25, 2017 as reported by TradeTech.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the nine months ended September 30, 2017 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: October 27, 2017	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2017	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)