Form 10-K
period 2017-12-31
UR-ENERGY INC
filed 2018-03-02
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 720-981-4588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	NYSE American

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

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨☐	Accelerated filer ☒	Non-accelerated filer ¨☐	Smaller reporting company☐ ¨
		(Do not check if a smaller reporting company)	Emerging growth company☐ ¨

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☑

As of March 1, 2018, there were 145,616,297 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2017, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $78.5 million based upon the closing sale price of the Common Shares as reported by the NYSE American. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2017, included all directors and officers and one shareholder that, collectively, held approximately 21.3 million of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

UR-ENERGY INC.

ANNUAL REPORT ON FORM 10-K

When we use the terms “Ur-Energy,” “we,” “us,” “our,” or the “Company,” we are referring to Ur-Energy Inc. and its subsidiaries, unless the context otherwise requires. We have included technical terms important to an understanding of our business under “Glossary of Common Terms” at the end of this section. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section of this document for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain operations at Lost Creek and timing to determine future development and construction priorities; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendments to the Lost Creek permits and licenses; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the production rates and life of the Lost Creek Project and subsequent development of and production from adjoining properties, including LC East; (vi) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vii) the potential of our other exploration and development projects, including Shirley Basin, as well as the technical and economic viability of Shirley Basin; (viii) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (ix) the outcome of our forecasts and production projections; (x) the continuing and long-term effects on the uranium market of events that occurred in Japan in 2011 including supply and demand projections; (xi) the outcome of the Department of Commerce Section 232 investigation, including whether the Secretary of Commerce will make a recommendation to the President and the nature of the recommendation,  whether the President will act on the recommendation and, if so, the nature of the action and remedy; (xii) the expected benefits of the proposed remedies in the trade action, including: restoring a sustainable U.S. uranium mining industry and the benefits of a sustainable domestic uranium mining industry to U.S. national security, bolstering national defense, and supporting energy security; and (xiii) the expected impacts on U.S. production and the U.S. uranium mining industry. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

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

Measured Mineral Resource

is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, and physical characteristics are estimated with confidence sufficient to allow the application of Modifying Factors to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A Measured Mineral Resource has a higher level of confidence than that applying to either an Indicated Mineral Resource or an Inferred Mineral Resource. It may be converted to a Proven Mineral Reserve or to a Probable Mineral Reserve. CIM Definition Standards; NI 43‑101, Section 1.1.

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

is a description of a rock; generally, its physical nature. The description would address such things as grain size, texture, rounding, and even chemical composition. A lithologic description would be: coarse grained well-rounded quartz sandstone with 10% pink feldspar and 1% muscovite.

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

Abbreviations:

BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
DOC	U.S. Department of Commerce
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
PPM	Parts per million
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities Exchange Commission
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
URP	Wyoming Uranium Recovery Program (WDEQ Program name for Agreement State Program under development)
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, WQD/Water Quality Division; AQD/Air Quality Division; and SHWD/Solid and Hazardous Waste Division)
WEQC	Wyoming Environmental Quality Council
WGFD	Wyoming Game and Fish Department

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton

Reporting Currency

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated. The Financial Statements are presented in accordance with accounting principles generally accepted in the United States.

PART  I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in Securities and Exchange Commission (“SEC”) Industry Guide 7.  We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the United States. Through our Wyoming operating subsidiary, Lost Creek ISR, LLC, we began operation of our first in situ recovery uranium mine at our Lost Creek Project in 2013. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

Ur-Energy has one direct wholly-owned subsidiary: Ur-Energy USA Inc. (“Ur-Energy USA”), a company incorporated under the laws of the State of Colorado. It has offices in Colorado and Wyoming and has employees in both states.

Ur-Energy USA has three wholly-owned subsidiaries: NFU Wyoming, LLC (“NFU Wyoming”), a limited liability company formed under the laws of the State of Wyoming to facilitate acquisition of certain property and assets and, currently, to act as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to hold and operate our Lost Creek Project and certain other of our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), a company incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Lost Creek ISR, LLC employs personnel at the Lost Creek Project.

Ur-Energy USA has two jointly held subsidiaries with NFU Wyoming: NFUR Bootheel, LLC (“NFUR Bootheel”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in a venture project at our Bootheel Project; and NFUR Hauber, LLC (“NFUR Hauber”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in a venture project at our Hauber project.

NFUR Hauber has one wholly-owned subsidiary: Hauber Project LLC, a limited liability company formed under the laws of the State of Colorado to hold our Hauber project. NFUR Hauber is the sole member and manager of Hauber Project LLC.

NFUR Bootheel holds an interest in The Bootheel Project, LLC, a limited liability company formed under the laws of the State of Colorado to hold the Bootheel property (and, formerly, the Buck Point property), a venture with Canada Jetlines Ltd. (formerly, Jet Metal Corp.), in which, at December 31, 2017, we own a 19.115% interest.

Currently, and at December 31, 2017, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

We are engaged in uranium mining, recovery and processing operations, in addition to the exploration and development of uranium mineral properties. Our wholly-owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”), and started production operation activities in August 2013. Our first sales of production from Lost Creek were made in December 2013.

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

We are contractually committed to sell 470,000 pounds of uranium yellowcake during 2018, at an average price of approximately $49 per pound. During 2017, we worked with our customers to establish our delivery schedule for these 2018 commitments, with distribution of sales in the first half of the year. This schedule was created to avoid uneven cash flows that could result from uneven delivery schedules. Subsequently, we have taken advantage of the low prices in 2017 to enter into purchase agreements for delivery of 460,000 pounds of uranium yellowcake into those contractual commitments. The average cost of the purchases is $24 per pound. We have already delivered a portion of the pounds and are scheduled to deliver the remaining pounds in the first half of the year, as further detailed below.

Our other material asset, Shirley Basin, is one of the assets we acquired as a part of the Pathfinder transaction which closed in December 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes to complete an NI 43‑101 mineral resource estimate which was released in August 2014; subsequently, an NI 43‑101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015. In December 2015, our application for a permit to mine was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”).

Work is well underway on other applications for all necessary authorizations to mine at Shirley Basin. We have monitored the development of the Wyoming “agreement state” program, by which the NRC will delegate its authority for source material licensure and other radiation safety issues to the WDEQ. We understand that the development of the Uranium Recovery Program (“URP”) remains on schedule for full implementation and transition likely occurring in 2018, following Wyoming’s final, formal, submission of its program for approval by the NRC (November 14, 2017). This formal request includes WDEQ’s target date to become an Agreement State: September 30, 2018. Based upon that timing, we currently anticipate submitting our application for a source material license for Shirley Basin to the State URP.

We utilize in situ recovery of the uranium at Lost Creek and will do so at other projects where this is possible. The ISR technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The in situ technique does not require the installation of tailings facilities or significant surface disturbance. This mining method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, sodium bicarbonate as a complexing agent, and carbon dioxide for pH control. The complexing agent bonds with the uranium to form uranyl carbonate, which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using Ion Exchange (“IX”) and captured on resin contained within the IX columns. The groundwater is re-fortified with the oxidizer and complexing agent and sent back to the wellfield to recover additional uranium. A low-volume bleed is permanently removed from the lixiviant flow. A reverse osmosis (“RO”) process is available to minimize the waste water stream generated. Brine from the RO process, if used, and bleed are disposed of by means of injection into deep disposal wells. Each wellfield is made up of dozens of injection and production wells installed in patterns to optimize the areal sweep of fluid through the uranium ore body.

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

Our Lost Creek processing facility was constructed during 2012 – 2013, with production operations commencing in August 2013. Our first sales were made in December 2013. Nameplate design and NRC-licensed capacity of our Lost Creek processing plant is two million pounds per year, of which approximately one million pounds per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. Production of refined yellowcake was 254,012 pounds and 561,094 pounds in 2017 and 2016, respectively. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and, non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to permit us to process uranium from other of our mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project), or, alternatively to be able to contract to toll mill/process product from other in situ uranium mine sites in the region. This design would permit us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

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

Our Mineral Properties

Our current land portfolio in Wyoming includes 13 projects. Eleven of these projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control more than 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of more than 37,500 acres (~15,500 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the Lost Creek Property contain NI 43-101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North.  See Resource Summary

below in Updated Preliminary Economic Assessment for Lost Creek Property. Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Montana
Wyoming
Idaho
Utah
Colorado
South Dakota
Nebraska
POWDER RIVER BASIN
WIND RIVER BASIN
GREEN RIVER BASIN
GREAT DIVIDE BASIN
SHIRLEY BASIN
Granite Mountains
LUCKY MC
SHIRLEY BASIN
LOST CREEK PROPERTY
LOST SOLDIER
BOOTHEEL
Rio Tinto Sweetwater Mill
Uranium One Willow Creek
CAMECO ISR Smith Ranch
Park
Big Horn
Sheridan
Crook
Teton
Hot Springs
Washakie
Johnson
Campbell
Weston
Fremont
Sublette
Natrona
Niobrara
Converse
Goshen
Lincoln
Platte
Sweetwater
Carbon
Albany
Laramie
Uinta
Cody
Sheridan
Buffalo
Gillette
Sundance
Worland
Thermopolis
Newcastle
Jackson
Riverton
Pinedale
Lander
Casper
Douglas
Lusk
Wheatland
Torrington
Kemmerer
Rawlins
Wamsutter
Rock Springs
Evanston
Laramie
Cheyenne
90
25
80

Our Wyoming properties together total more than 55,000 acres (approximately 22,250 hectares) and include two properties, Shirley Basin and Lucky Mc, obtained through our 2013 acquisition of Pathfinder Mines Corporation. That acquisition also included a significant exploration and development database compiled by Pathfinder over several decades, which provided the initial lead from which we acquired a gold exploration project in west-central Nevada (the “Excel Project”) in 2017. To date, the project comprises 102 federal lode mining claims for a property position of approximately 2,100 acres. The Excel Project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts.

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

LOST CREEK PROPERTY
GREAT DIVIDE BASIN, WYOMING
Great Divide Basin, Wyoming, USA
Montana
Idaho
Utah
Colorado
South Dakota
Nebraska
Sheridan
Big Horn
Crook
Park
I-90
Johnson
Campbell
Teton
Washakie
Hot Springs
Weston
Natrona
Converse
Fremont
Niobrara
Sublette
Casper
I-25
Lost Creek
Platte
Lincoln
Great Divide Basin
Goshen
Sweetwater
Rawlins
I-80
Albany
Laramie
Carbon
Cheyenne
Uinta
0 50 100
miles
March 2018

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

For the Lost Creek PEA, in order to accurately reflect existing resources, all resources produced through September 30, 2015 (1,358,407 pounds) were subtracted from total Measured Resources from the HJ Horizon in Mine Unit 1 (“MU1”). All the wells to support the originally-planned 13 header houses (“HHs”) have been completed. HHs 1-1 through 1-11 were operational as of the effective date of the Lost Creek PEA, October 15, 2015. Subsequently, the last two of the originally-planned header houses in MU1 were brought online (HH 1-12 (November 2015) and HH 1-13 (May 2016)).

All monitor ring wells in Mine Unit 2 (“MU2”) have been installed, pump-tested and approved for operational use. As of October 15, 2015, the effective date for the Lost Creek PEA, 138 pattern wells were piloted within HHs 2-1, 2-2 and 2-3. In a limited development program in 2017, the wells previously piloted were completed for use as well as construction of HHs 2-2 and 2-3.  HH 2-2 was brought into operation in August 2017 and HH 2-3 started in January 2018. HH 2-1 construction is expected to be complete in 2018 Q1, at which time it will be brought online.

During 2017, with production controlled at lower levels, 265,391 pounds of U3O8 were captured within the Lost Creek plant; 254,012 pounds U3O8  were packaged in drums; and 257,213 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, 2017, inventory at the conversion facility was approximately 94,077 pounds U3O8.

From production, Lost Creek sold 261,000 pounds U3O8  during calendar 2017. Overall, we sold 780,000 pounds of yellowcake into contractual commitments in 2017 at an average price of $49.09 per pound.

After more than four years of operations, the 2017 average plant head grade remained at 28 ppm, with an average head grade for the fourth quarter of 29 ppm, after operations began in MU2. The lower head grades in MU1, as well as varying month-to-month grades, is a typical result as the mine matures and older operating patterns remain in the flow regime while newer patterns are brought online.

Updated Preliminary Economic Assessment for Lost Creek Property

In 2016, we issued an updated Preliminary Economic Assessment for the Lost Creek Property Sweetwater County Wyoming, as amended (February 8, 2016 (TREC, Inc.)) (the “Lost Creek PEA”). The Lost Creek PEA was prepared for the Company and its subsidiary, Lost Creek ISR, LLC, by Douglass H. Graves, P.E., TREC, Inc. (“TREC”) and James A. Bonner, P.Geo., Vice President Geology of the Company in accordance with NI 43-101.

According to the Lost Creek PEA, the mineral resources at the Lost Creek Property at the date of the report were as follows:

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

The Lost Creek PEA discloses changes for the Lost Creek Property which come in the form of an updated mineral resource estimate prompted by recent drilling within Lost Creek’s MU2, exploratory drilling at the Lost Creek and LC East Projects, and the re-estimation of all previously-identified resources for the Property at a revised 0.20 grade-thickness (GT) cut-off. The economic analyses within the Lost Creek PEA have been revised to evaluate the impact of additional identified resources with information and data acquired through two years of ISR operations at Lost Creek. The Lost Creek PEA therefore serves to replace the last economic analyses for the Lost Creek Property from December 2013 and the NI 43-101 Technical Report on the Lost Creek Property, dated June 17, 2015 (the “2015 Technical Report”). The Lost Creek PEA covers production through September 30, 2015 and drilling and other exploration and operational activities conducted through October 15, 2015.

We published the 2015 Technical Report for the Lost Creek Property to report increased resources for its operating MU1 and from exploration drilling conducted early in 2015. In order to reconcile higher-than-expected uranium recoveries from production operations in this mine unit, various analyses were conducted. These analyses, including detailed remapping of mineralized trends within ten sand horizons and interpretation of data from an additional 85 closely-spaced wells and core-holes, resulted in the re-estimation of the mineral resources and the conclusion that it was most appropriate to lower the grade-thickness (“GT”) cut-offs from 0.30 to 0.20 within our GT contouring resource estimation technique.  Employing these revised guidelines, resources for MU1 were re-mapped and re-evaluated, increasing the MU1 Measured Resources by 55% (after subtraction of MU1 production). Through the monitoring of continued production from MU1, the authors believe the 0.20 GT cutoff better represents the uranium resources for the Lost Creek Property, and is supported by the economic analysis included in the PEA as well as the actual production achieved at the property to date. Accordingly, for the Lost Creek PEA, all resource estimations for Lost Creek Property have used the new 0.20 GT cutoff, again, following re-mapping and re-evaluation. Between the 2015 Technical Report and the Lost Creek PEA’s publication, our activities resulted in a cumulative increase of mineral resources at the Lost Creek Property of 31% in the Measured and Indicated categories and 28% in the Inferred category as was then reported in the Lost Creek PEA.

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

The Lost Creek PEA is the first technical report prepared since production operations began at Lost Creek which includes an updated preliminary economic assessment. It reflects the reported production from August 3, 2013 to September 30, 2015 and subtracts that amount (1,358,407 pounds) when summing the Measured Resources. Since September 30, 2015, and up through December 31, 2017, another 1,015,079 pounds have been produced. Total production from both MU1 and MU2, through December 31, 2017, equaled 2,373,486 pounds and the remaining Lost Creek PEA resources following that production are detailed below:

12/31/17 Reconciliation of Lost Creek Property Resource Estimate	MEASURED			INDICATED			INFERRED
PROJECT	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.048	8,339	7,937	0.046	3,831	3,491	0.046	3,116	2,844
MU1 production through 9/30/15	(0.048)	(1,415)	(1,358)
LC production 9/30/15 - 12/31/17	(0.048)	(1,057)	(1,015)
Lost Creek Subtotal at 12/31/17	0.048	5,867	5,564	0.046	3,831	3,491	0.046	3,116	2,844

LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	-----	-----	-----	-----	-----	-----	0.045	645	581
LC SOUTH	-----	-----	-----	0.037	220	165	0.039	637	496
LC WEST	-----	-----	-----	-----	-----	-----	0.109	16	34
EN	-----	-----	-----	-----	-----	-----	-----	-----	-----
Grand Total at 12/31/17	0.048	7,259	7,013	0.044	5,942	5,223	0.044	7,368	6,439

		MEASURED + INDICATED =			13,201	12,236

Regulatory Authorizations and Land Title of Lost Creek

Beginning in 2007, we completed all necessary applications and related processes to obtain the required permitting and licenses for the Lost Creek Project, of which the three most significant are: a Source and Byproduct Materials License from the NRC (received August 2011); a Plan of Operations with the BLM (Record of Decision (“ROD”)) received October 2012; affirmed by U.S. District Court for the District of Wyoming, September 2013); and a Permit and License to Mine from the WDEQ (October 2011).  The WDEQ License to Mine was issued following determinations in favor of the project by the WEQC with respect to a third-party objection, which included a WEQC direction that the WDEQ Permit be approved by the WDEQ.  The WDEQ Permit includes the approval of the first mine unit, as well as the Wildlife Management Plan, including a positive determination of the protective measures at the project for the greater sage-grouse species.

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

After a thorough analysis of the best available scientific information and considering ongoing key conservation efforts and their projected benefits, the USFWS determined the species does not face the risk of extinction now or in the foreseeable future and therefore does not need protection under the ESA. Should future decisions vary, or state or federal agencies alter their management of the species, there could potentially be an impact on future expansion operations. However, the Company continues to work closely with the Wyoming Game and Fish Department (“WGFD”) and the BLM to mitigate impacts to the sage grouse.

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

Meanwhile, in related regulatory processes, the BLM prepared and issued, in September 2015, environmental impact statements for and issued amendments to eleven Resource Management Plans (“RMPs”), related to the greater sage-grouse. Included in these RMPs were proposals to designate millions of acres of federal lands currently open for mineral location as lands to be withdrawn from such mineral status. The BLM has subsequently, in 2017, cancelled the withdrawal proposal.

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

In 2014, two applications for amendments to the primary authorizations to mine at Lost Creek were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of LC East Project and the KM Horizon at Lost Creek. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC is participating in this review as a cooperating agency. A permit amendment requesting approval to mine at the LC East Project and within the KM Horizon at the Lost Creek Project was also submitted to the WDEQ. Approval will include an aquifer exemption. The air quality permit will be revised to account for additional surface disturbance. An application will be submitted to Sweetwater County to re-zone the land at LC East. A subsequent Development Plan will also have to be submitted for review and approval. Numerous well permits from the State Engineer’s Office will be required.

At this time, those applications continue through the regulatory process, except we have recently withdrawn the application insofar as it relates to two of the eleven projected mine units – those for the KM Horizon at Lost Creek. This change should not delay the completion of the permitting process with respect to the LC East Project (nine mine units total).  It is anticipated that permits and authorizations will be completed in 2018.

During 2016, we received all authorizations for the operation of Underground Injection Control (UIC) Class V wells at Lost Creek, and operation of the circuit began in early 2017. This allows for the onsite recirculation of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators use the reverse osmosis circuits, which were installed during initial construction of the plant, to treat process waste water into brine and permeate streams. The brine stream continues to be disposed of in the UIC Class I deep wells while the clean, permeate stream is injected into the UIC Class V wells after treatment for radium. These operational procedures are expected to significantly enhance waste water capacity at the site, ultimately reducing the injection requirements of our Class I deep disposal wells and extending the life of those valuable assets.

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

Exploration and Development Properties

Our Five Projects Adjoining Lost Creek Together with the Lost Creek Project Form the Lost Creek Property

The LC East and LC West Projects (currently, approximately 5,710 acres (2,310 hectares) and 3,840 acres (1,554 hectares), respectively) were added to the Lost Creek Property in 2012. The two projects were formed through location of new unpatented lode mining claims and an asset exchange completed in February 2012 with Uranium One Americas, Inc., through which we acquired 175 unpatented mining claims and related data. In 2012, all baseline studies at LC East were initiated. As discussed above, in 2014, we submitted applications for amendments of the Lost Creek licenses and permits to include development of LC East. We also located additional lode mining claims to secure the lands in what will be the LC East permit area. The East Mineral Trend (the “EMT”) is a second mineral trend of significance, in addition to the MMT at Lost Creek, identified by historic drilling on the lands forming LC East.  Although geologically similar, it appears to be a separate and independent trend from the MMT.  The Lost Creek PEA contains a recommendation that delineation drilling of identified resources in the EMT continue, together with progressing all necessary permit and license amendments to permit future production.

The LC North Project (approximately 7,730 acres (3,120 hectares)) is located to the north and to the west of the Lost Creek Project. Historical wide-spaced exploration drilling on this project consisted of 175 drill holes. We have conducted two drilling programs at the project. We may conduct exploration drilling at LC North in the future to pursue the potential of an extension of the MMT in the HJ and KM horizons.

The LC South Project (approximately 10,775 acres (4,360 hectares)) is located to the south and southeast of the Lost Creek Project. Historical drilling on the LC South Project consisted of 488 drill holes. In 2010, we drilled 159 exploration holes (total, 101,270 feet (30,867 meters)) which confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project.  Also, a series of wide-spaced drill holes were part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons. In the future, we may conduct additional drilling to further evaluate the potential of deeper mineralization.

The EN Project (approximately 5,500 acres (~ 2,200 hectares)) is adjacent to and east of LC South. We have over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. Although no mineral resource is yet reported due to the limited nature of the data, we may in the future explore this area further with wide spaced framework drilling to assess regional alteration and stratigraphic relationships. During 2016, in an effort to contain costs, we reduced the number of federal mining claims and state mineral leases held at the EN project.

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

Outcrop at Lost Creek is exclusively that of the Battle Spring Formation.  Due to the soft nature of the formation, the Battle Spring Formation occurs largely as sub-crop beneath the soil. The alluvial fan origin of the formation yields a complex stratigraphic regime which has been subdivided throughout Lost Creek into several thick horizons dominated by sands, with intervening named mudstones. Lost Creek is currently licensed and permitted to produce from the HJ horizon.

We occasionally perform leach testing on various samples from the Lost Creek Project.  Most recently, in 2010, we performed leach testing on samples from the KM Horizon of the Lost Creek Project. Seven samples obtained from one-foot sections of core were tested for mineral recovery using the same test methods as in prior tests from the HJ Horizon (currently licensed for production at Lost Creek, and being recovered in MU1). Twenty-five pore volumes of various bicarbonate leach solutions were passed through the samples. Uranium recovery ranged from 54.1 to 93.0% with an average uranium recovery of 80.6%. These results are similar to earlier leaching and recovery tests conducted on behalf of the Company on samples from the HJ Horizon, which returned results consistently averaging 82 – 83%. We believe these results are consistent with industry experience.

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

Both Lucky Mc and Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. We assumed the remaining reclamation responsibilities including financial surety for reclamation, at Shirley Basin and at the Lucky Mc mine site. The Lucky Mc tailings site was fully reclaimed and, at the time of our acquisition, was in the process of being transferred to the U.S. Department of Energy. Therefore, we assumed no obligations with respect to the Lucky Mc tailings site, which were retained by the seller upon closing, or the NRC license at the site.  We do not have plans for the further exploration or development of the Lucky Mc property during 2018.

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

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the United States that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines.  We assumed the operation of the byproduct disposal site and accepted deliveries throughout 2017 under several existing contracts.

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

The Shirley Basin mineral resource estimate includes drill data and analyses of approximately 3,200 holes and nearly 1.2 million feet of historic drilling at the Shirley Basin Project which were acquired with the acquisition of Pathfinder. We drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate. Because of the density of the historical drill programs, estimates were able to be made entirely in Measured and Indicated categories of resources and there is no Inferred Resource included in the resource estimate for Shirley Basin.

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

The Bootheel Project, LLC and The Bootheel Project – Shirley Basin, Wyoming

Canada Jetlines Ltd. (formerly, Jet Metal Corp.) has been the manager of The Bootheel Project, LLC venture since 2007.  Following a decision to not fund our portion of the budget for the venture’s budget year ending March 31, 2012, our ownership interest was reduced from 25% to approximately 19%. Since then, we have maintained our ownership interest by participating in the project’s budgets and programs, which have been limited to nominal land maintenance (payment of maintenance for unpatented mining claims and of state lease rentals) and general overhead (e.g., insurance). In April 2017, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2018, which is the fiscal year end of The Bootheel Project, LLC. No exploration or development activities are expected during 2018. Due to the continuing decline in the spot price of uranium combined with the reduction in minerals when the related lease was not renegotiated, we examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. Because of their greater financial and technical resources, competitive bidding processes involving such companies will be challenging; this competition extends to the further acquisition of properties and equipment, contractors and personnel required to explore and develop such properties. Additionally, these larger companies have greater resources to continue with their operations during periods of depressed market conditions.

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

December 31 of [year]	2012	2013	2014	2015	2016	2017
Spot price (US$)	$ 43.38	$ 34.50	$ 35.50	$ 34.23	$ 20.25	$ 23.75
LT price (US$)	$ 56.50	$ 50.00	$ 49.50	$ 44.00	$ 30.00	$ 31.00

End of [month]	31-Aug-17	30-Sep-17	31-Oct-17	30-Nov-17	31-Dec-17	31-Jan-18	28-Feb-18
Spot price (US$)	$ 20.13	$ 20.33	$ 20.08	$ 23.13	$ 23.75	$ 21.88	$ 21.63
LT price (US$)	$ 31.50	$ 30.50	$ 30.00	$ 31.00	$ 31.00	$ 30.00	$ 29.50

The Long-Term price as defined by Ux Consulting Company, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 24 months), and quantity flexibility (up to ±10%) considerations.

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

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the United States Environmental Protection Agency (the "EPA"), the individual states administer some or all the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

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

Most recently, in December 2017, the EPA declined to make final its rulemaking to amend current standards of financial responsibility under Section 108(b) of CERCLA, which requires that classes of facilities establish and maintain evidence of financial responsibility consistent with the degree and duration of risk associated with the production, transportation, treatment, storage, or disposal of hazardous substances. As it had been proposed, the rulemaking would have significantly increase the cost of bonding and reclaiming our mineral projects.

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

Employees

At December 31, 2017, Ur-Energy USA employed 14 people in its Littleton, Colorado (8) and Casper, Wyoming (6) offices. Lost Creek ISR, LLC employed 36 people at the Lost Creek Project near Wamsutter, Wyoming.  None of our other subsidiaries had employees in 2017.  As reflected elsewhere in this report, subsequent to year end, we have implemented layoffs of nine employees (eight Lost Creek ISR and one Ur-Energy USA), and also chosen to not replace one position open due to an employee resignation.

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

We will furnish copies of such reports free of charge upon written request to our Corporate Secretary:

Ur-Energy Inc.

Attention: Corporate Secretary

10758 West Centennial Road, Suite 200

Littleton, Colorado 80127

Telephone: 1-866-981-4588

Email: legaldept@ur-energy.com

Additionally, our corporate governance guidelines, Code of Ethics and the charters of each of the standing committees of our Board of Directors (“Board”) are available on our website. We will furnish copies of such information free of charge upon written request to our Corporate Secretary, as set forth as above.

Other information relating to Ur-Energy may be found on the SEC’s website at http://www.sec.gov/edgar.shtml or on the SEDAR website at www.sedar.com.  Our reports can be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.

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

Risks Related to Our Business

Current inventories and largely unrestricted imports challenge the US domestic industry and our pending trade action may not achieve the desired results and may be costly to us.

Higher than normal inventories, sales of excess civilian and military inventories (including from the dismantling of nuclear weapons) by governments and industry participants, as well as the production levels and costs of production in countries such as Russia, Kazakhstan, and Uzbekistan have had a substantial impact on the domestic uranium production industry. If the higher inventories and the imports from Kazakhstan and other government subsidized production sites remain unchecked on a continuing basis, there could be a significant negative impact to the uranium market which could adversely impact the Company’s future profitability. We have jointly filed a petition for relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 from imports of uranium products that threaten U.S. national security. There is no assurance that the petition will result in any impact on the imports of uranium from low-cost state-sponsored production. Moreover, the petition may have unintended consequences that may affect our business relationships with industry and consumers of uranium. These consequences, together with the costs of pursuing the trade action, may have adverse impacts on us.

The uranium market is volatile and has limited customers.

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

The price of uranium is volatile. Changes in the price of uranium depend on numerous factors beyond our control including international, economic and political trends; changes in public acceptance of nuclear power generation as a result of any future accidents or terrorism at nuclear facilities, including the longer-term effects on the market due to the events following the earthquake and tsunami affecting the Fukushima Daiichi nuclear power station in Japan in 2011; changes in governmental regulations; expectations of inflation; currency exchange fluctuations; interest rates; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties cannot accurately be predicted.  Because most of our properties are in exploration and development stage and

Lost Creek commenced operations four years ago, it is not yet possible for us to control the impact of fluctuations in the price of uranium.

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

We have entered into term sales contracts for a portion of our production, but may be unable to enter into new term sales contracts in the future on suitable terms and conditions.

Our term sales contracts, which have historically resulted in uranium sales at prices in excess of spot prices, have fixed delivery terms. Certain of our contracts have delivery terms that have expired with no future deliveries planned. We are contractually committed to sell 470,000 pounds in 2018, 540,000 pounds in 2019, 390,000 pounds in 2020 and 190,000 pounds in 2021. In each case, the sales price of these contracts is substantially in excess of current spot prices.  If market conditions do not improve, we do not expect to continue to execute sales agreements at such favorable prices in the future. The failure to enter into new term sales contracts on suitable terms, could adversely impact our operations and mining activity decisions, and resulting cash flows and income.

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

Our properties do not contain any mineral reserves as defined under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources” above. Until mineral reserves or mineral resources are actually mined and processed, the quantity of mineral resources and grades must be considered as estimates only. We have established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. We have not established proven or probable reserves, as defined by Canadian securities regulators or the SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, we have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Lost Creek Project or the Shirley Basin Project. As a result, and despite the fact that we commenced recovery of U3O8 at the Lost Creek Project in 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

Additionally, as noted in other risk factors, there are ongoing withdrawals of federal lands for the purposes of mineral location and development. While certain of these proposals have been withdrawn, and others are not final and, as yet, none directly affects the areas of Wyoming and Nevada in which we currently have land holdings, they could have an adverse effect on our financial performance if they are broadened in scope to directly affect the areas in which we have properties.

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

U.S. Federal Income Tax Consequences to U.S. Shareholders under the Passive Foreign Investment Company Rules

Investors in the Common Shares of Ur-Energy that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2017 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our Common Shares.  Gain realized upon a disposition of our Common Shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges.  Additional special adverse rules also apply to U.S. shareholders who own Common Shares of Ur-Energy if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

We will use commercially reasonable efforts to make available to U.S. shareholders, upon their written request:  (a) timely and accurate information as to our status as a PFIC and the PFIC status of any subsidiary in which Ur-Energy owns more than 50% of such subsidiary’s total aggregate voting power, and (b) for each year in which Ur-Energy determines that it is a PFIC, upon written request, a PFIC annual information statement with respect to Ur-Energy and with respect to each such subsidiary that we determine is a PFIC.

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

PART II

Item 5.  MARKET FOR registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and issuer purcHases of equity securities

Market Information

Since July 24, 2008, Ur-Energy’s Common Shares have been listed for trading on the NYSE American exchange under the trading symbol “URG.” The following table sets forth the price range per share and trading volume for the Common Shares:

	NYSE
	Common Shares
	Volume	High	Low
Quarter Ending		US$
31-Mar-16	19,405,444	0.70	0.44
30-Jun-16	28,373,457	0.73	0.45
30-Sep-16	15,562,319	0.64	0.47
31-Dec-16	23,271,636	0.59	0.41

31-Mar-17	49,931,758	0.91	0.52
30-Jun-17	18,653,638	0.72	0.50
30-Sep-17	13,464,210	0.72	0.53
31-Dec-17	24,662,934	0.73	0.50

January 1, 2018 to February 28, 2018	15,167,873	0.78	0.64

Since November 29, 2005, Ur-Energy’s Common Shares have been listed and posted for trading on the Toronto Stock Exchange under the trading symbol “URE.” The following table sets forth the price range per share and trading volume for the Common Shares:

	TSX
	Common Shares
	Volume	High	Low
Quarter Ending		CDN$
31-Mar-16	4,531,828	0.98	0.61
30-Jun-16	4,164,964	0.92	0.60
30-Sep-16	2,301,377	0.82	0.63
31-Dec-16	4,330,226	0.78	0.55

31-Mar-17	10,638,938	1.19	0.70
30-Jun-17	2,432,867	0.97	0.67
30-Sep-17	2,437,686	0.90	0.67
31-Dec-17	4,731,380	0.93	0.62

January 1, 2018 to February 28, 2018	2,326,642	0.98	0.80

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of March 1, 2018, 145,616,297 Common Shares are issued and outstanding and no preferred shares are issued and outstanding.  We estimate that we have approximately 8,000 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the company in the event of a liquidation, dissolution or winding up.

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

Shareholder Rights Plan

Ur-Energy maintains a shareholder rights plan (the “Rights Plan”) designed to encourage the fair and equal treatment of shareholders in connection with any take-over bid for the Company's outstanding securities. The Rights Plan is intended to provide the Board with adequate time to assess a take-over bid, to consider alternatives to a take-over bid as a means of maximizing shareholder value, to allow competing bids to emerge, and to provide our shareholders with adequate time to properly assess a take-over bid without undue pressure. The Rights Plan was last reconfirmed by shareholders at Ur-Energy’s annual and special meeting of shareholders on May 28, 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2017.  Directors, officers, employees, and consultants are eligible to participate in the Option Plan.  Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (4)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2) (C$)	Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights) (3)
Equity compensation plans approved by securityholders (1)	16,479,920	$ 0.70	639,424
Equity compensation plans not approved by security-holders	-	-	-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 9,459,401 outstanding stock options under the Ur‑Energy Inc. Amended and Restated Stock Option Plan 2005.
(3)

Represents 48,050 Common Shares remaining available for issuance under the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 and 591,374 Common Shares available under the Ur-Energy Amended Restricted Share Unit Plan.

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions and all other costs we received net proceeds of $1.1 million.

During the fiscal years ended December 31, 2017 and 2016, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2017.

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

The following graph illustrates the period from December 31, 2012 to December 31, 2017 and reflects the cumulative shareholder return of an investment in our Common Shares compared to the cumulative return of an investment in (a) the Russell 3000 Index, (b) the NYSE American Composite Index, and (c) the average of a peer group consisting of Denison Mines Corp., Uranium Energy Corp., Energy Fuels, Inc. and Westwater Resources, Inc. since December 31, 2012, assuming that $100 was invested and, where applicable, includes the reinvestment of dividends.

Performance Graph

200
100
0
2012
2013
2014
2015
2016
2017
Ur-Energy Inc.
NYSE American Index
Russell 3000
Peer Average

	2012	2013	2014	2015	2016	2017
Ur-Energy Inc.	100	168	111	92	74	92
NYSE American Index	100	103	104	91	98	113
Russell 3000	100	131	145	143	157	187
Peer Average	100	84	70	36	38	43

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Reference should also be made to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

(Amounts in thousands of U.S. Dollars except per share data)

	As of December 31
	2017	2016	2015	2014	2013
Working capital (deficiency)	1,283	(1,706)	(7,510)	(2,645)	(242)
Current assets	9,168	6,506	5,713	9,346	10,432
Total assets	88,364	89,940	95,757	104,451	105,336
Current liabilities	7,885	8,212	13,223	11,991	10,674
Long-term liabilities	41,698	45,496	50,033	60,359	55,998
Shareholders' equity	38,781	36,232	32,501	32,101	38,664

	Year ended December 31
	2017	2016	2015	2014	2013
Revenue	38,368	27,305	41,877	29,349	7,616
Net income (loss) for the year	76	(3,010)	(795)	(8,749)	(30,353)

Income (loss) per common share: Basic	0.00	(0.02)	(0.01)	(0.07)	(0.25)
Diluted	0.00	(0.02)	(0.01)	(0.07)	(0.25)

Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

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

Industry Update and Trends

The uranium industry continues to be characterized by persistently low pricing. In 2017, several uranium miners, including Lost Creek, implemented reductions in planned construction and development as well as lower rates of production operations. Both early and late in the year, announcements of such reductions were made by leading producers, including Cameco’s November 2017 plan to shut-in production at McArthur River, the world’s largest uranium mine for at least ten months in 2018. As discussed elsewhere in this report, we determined to proceed with a moderated level of development in Lost Creek’s second mine unit to initiate operations in only the first three header houses, while controlling annual production rates at a modest target of 250,000 to 300,000 pounds.  Production at Lost Creek in 2017 totaled 265,391 pounds captured in the plant.  While U.S. miners lowered production rates, foreign imports continued to dominate the U.S. market in 2017, with U.S. miners accounting for less than five percent of domestic uranium needs.

In response to the challenges of the market conditions, primary among them foreign imports to the U.S. emanating from state-sponsored producers in Russia, Kazakhstan and Uzbekistan, in January 2018, Ur-Energy USA and Energy Fuels Resources (USA) Inc. (Energy Fuels) initiated a trade action with the U.S. Department of Commerce pursuant to Section 232 of the Trade Expansion Act. We chose this statutory framework for relief because we recognized that the current imbalance in the U.S. uranium market has created a very real threat to our national security.

On January 16, 2018, we announced the filing of a Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security. The Petition, which was filed jointly with Energy Fuels, describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the Administration's Buy American Policy. There can be no certainty of the outcome of the Department of Commerce investigation or the recommendation of the Secretary of Commerce, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain

2017 Developments

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

Production operations in MU1 within the HJ Horizon began on August 2, 2013 and, through December 31, 2017, 2,334,611 pounds of uranium have been captured from this mine unit, and an additional 38,875 pounds recovered from the first header house in MU2, which came online in August 2017.

All of the original planned wells and 13 header houses (“HHs”) in MU1 as well as one header house and the related wells in MU2 have been completed and were in operation at year end 2017.  In January 2018, the second header house in MU2 came online; the third of three MU2 houses developed in 2017 will come online in Q1 2018. Additional work in MU2 had been completed earlier, allowing for submittal of the appropriate operating permits. The main trunkline which has been installed services the first five header houses, and the entirety of MU2 has been fenced. All of these activities will allow for a quick turn-around to production once market fundamentals change.

After more than four years of operations, MU1 still produced 226,516 pounds during 2017 with a yearly average head grade of 25 ppm. Together with the first of the MU2 production coming online in Q3, the annual average head grade for Lost Creek was 28 ppm. The lower head grade during this period of operation, as well as varying month-to-month grades, is a typical result as a mine matures and older operating patterns remain in the flow regime.

During 2017, the Company sold 780,000 pounds under contract at an average price of $49.09. From production, Lost Creek sold a total of 261,000 pounds U3O8  during 2017 at an average price of $48.81 per pound. The balance was purchased for resale, at an average price of $21.35 per pound. During 2017, 265,391 pounds of U3O8 were captured within the Lost Creek plant; 254,012 pounds U3O8  were packaged in drums; and 257,213 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, 2017, inventory at the conversion facility was approximately 94,077 pounds U3O8.

Lost Creek Regulatory Proceedings

After receiving notice of final operational clearance from the NRC, we commenced production activities at Lost Creek in August 2013. Subsequent to those final approvals, we have made necessary additional filings for approvals of ongoing operations at Lost Creek (e.g., wellfield development; authorizations related to the new deep disposal well; permits and authority for new Class V wells).  In September 2014, we filed applications for amendment of all Lost Creek permits and licenses to include recovery from the KM horizon and LC East operations. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC is participating in this review as a cooperating agency. A permit amendment requesting approval to mine at the LC East Project and within the KM Horizon at the Lost Creek Project was also submitted to the WDEQ. Approval will include an aquifer exemption. At this time, all of those applications continue through the regulatory process, except we have recently withdrawn the application insofar as it relates to two of the eleven projected mine units – those for the KM Horizon at Lost Creek. This change should not delay the completion of the permitting process with respect to the LC East Project (nine mine units total).  It is anticipated that permits and authorizations will be completed in 2018.

By the end of 2016, all general regulatory authorizations for Underground Injection Control (UIC) Class V wells were completed for Lost Creek. Following pre-operational analyses and final testing, final operational approvals were received from regulators in December 2016. These relatively shallow Class V wells, which are the first of their kind at an ISR uranium facility, allow for the onsite recirculation of up to 200 gpm of fresh permeate (i.e., clean water) from operations. The wells and the reverse osmosis (“RO”) system were brought online in early 2017 and were operational for much of the year. Site operators use the RO circuits, which were installed during initial construction of the plant, to process waste water into brine and permeate streams. The brine stream will continue to be disposed of in the UIC Class I deep wells while the clean, permeate stream will be injected into the UIC Class V wells. The system ultimately reduces injection requirements in our Class I deep disposal wells and extends the life of those valuable assets.

Shirley Basin Project

Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015. Subsequently, in December 2015, our application for a permit to mine was submitted to the WDEQ. While the Shirley Basin PEA contemplates that the Lost Creek processing facility may be utilized for the drying and packaging of uranium from Shirley Basin, which would mean we would only anticipate the need only for a satellite plant, the Shirley Basin permit application contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

In addition to the WDEQ application for permit to mine, work is well underway on other applications for all necessary authorizations to mine at Shirley Basin. We have worked cooperatively with others in our industry to assist with the development of the Wyoming “agreement state” program, by which the NRC will delegate its authority for source material licensure and other radiation safety issues to the WDEQ. We understand that the development of the Wyoming URP remains on schedule for full implementation and transition likely occurring in 2018. Based upon that timing, we currently anticipate submitting our application for a source material license for Shirley Basin to the State URP in 2018.

The Bootheel Project, LLC

In April 2017, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2018, which is the fiscal year end of The Bootheel Project, LLC. No additional exploration or development activities are expected at this time for 2018. Due to the continuing decline in the spot price of uranium combined with the reduction in minerals when the related lease was not renegotiated, the Company examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

Excel Gold Project

In January 2018, we announced the acquisition of a gold exploration project in west-central Nevada, comprising 102 federal lode mining claims (approximately 2,100 acres) currently. The Excel Project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts. We became aware of the mineral potential of this project area from exploration data contained within the large geologic database acquired as a part of our 2013 purchase of Pathfinder. Compiled over several decades of exploration work by major mining companies, the database contains valuable information on hundreds of mineral deposits and historical exploration and development programs in more than 20 states in the U.S.  In this instance, we identified an exploration program in the area of the Excel Project which encountered high-grade gold and silver assays from trenching activities. Company geologists conducted geologic literature research and field examinations, resulting in the initiation of land acquisition activities in March 2017. Once a land position was obtained, rock sampling and geochemical soil sampling programs were conducted. We continue to review and analyze the assay results from the sampling programs, and are considering all alternatives to advance this new exploration project, including drilling the project, identifying a venture partner, or through a sale process.

Corporate Transactions and Financing Developments

At Market Financing

In May 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we sold 1,536,169 Common Shares under the sales agreement. In conjunction with filing for a renewed shelf registration statement in 2017, the At Market Issuance Sales Agreement was amended and remains in place. See discussion below under Material Changes in Financial Condition, Liquidity and Capital Resources.

Off Take Sales Agreements

As of December 31, 2017, we have multiple off take sales agreements with various U.S. utilities. These agreements were completed between 2012 and 2015, and now provide for deliveries between 2018 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2018	470,000 pounds
2019	540,000 pounds
2020	390,000 pounds
2021	190,000 pounds

Corporate Organization and Management

In September 2017, Kathy E. Walker was appointed to our Board. The appointment expanded the size of the Board to seven. Ms. Walker is the president and chief executive officer of Elm Street Resources Inc., an energy marketing company based in Paintsville, Kentucky. She brings more than 30 years’ experience in various energy-related business endeavors to our Board.

In January 2018, one of our founding directors, Paul Macdonell provided notice of his retirement from our Board after more than 13 years of service. Originally projected to become effective March 1, 2018, Mr. Macdonell has agreed to extend the effective date of his retirement.

In March 2017, reductions in workforce were implemented due to continuing depressed uranium market conditions. Eight employees were laid off, and several other employees were asked to change job responsibilities or carry additional responsibilities. Operations at Lost Creek proceeded uninterrupted. A further reduction in force was implemented in February 2018, in which nine employees were laid off, following our Board’s decision to defer any further development at Lost Creek while the uranium market remains at its current depressed levels. Because of the deferral of construction and development, the focus of the layoffs was on positions in the construction and development teams, with additional positions eliminated in departments where the absence of field work will affect workload. Additionally, several employees were asked to change job responsibilities and/or team assignments. We anticipate that Lost Creek operations, at the controlled levels of production will continue uninterrupted.

2017 Results of Operations

U3O8 Production Costs

During 2017, 265,391 pounds of U3O8 were captured within the Lost Creek plant. A total of 254,012 pounds were packaged in drums and 257,213 pounds of the drummed inventory were shipped to the conversion facility where 261,000 produced pounds were sold to utility customers. The cash cost per pound and non-cash cost per pound for produced uranium presented in the following Production Costs and U3O8 Sales and Cost of Sales tables are non-US GAAP measures. These measures do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. Please see the tables, below, for reconciliations of these measures to the US GAAP compliant financial measures.  Production figures for the Lost Creek Project are as follows:

Production and Production Costs	Unit	2017 Q4	2017 Q3	2017 Q2	2017 Q1	2017 YTD

Pounds captured	lb	67,982	52,812	65,257	79,340	265,391
Ad valorem and severance tax	$000	$160	$119	$227	$241	$747
Wellfield cash cost (1)	$000	$686	$743	$599	$889	$2,917
Wellfield non-cash cost (2)	$000	$574	$730	$780	$776	$2,860
Ad valorem and severance tax per pound captured	$/lb	$2.35	$2.25	$3.48	$3.04	$2.81
Cash cost per pound captured	$/lb	$10.09	$14.07	$9.18	$11.20	$10.99
Non-cash cost per pound captured	$/lb	$8.44	$13.82	$11.95	$9.78	$10.78

Pounds drummed	lb	60,461	48,336	70,833	74,382	254,012
Plant cash cost (3)	$000	$1,210	$1,120	$1,267	$1,488	$5,085
Plant non-cash cost (2)	$000	$493	$494	$491	$491	$1,969
Cash cost per pound drummed	$/lb	$20.01	$23.17	$17.93	$20.00	$20.02
Non-cash cost per pound drummed	$/lb	$8.15	$10.20	$6.93	$6.61	$7.75

Pounds shipped to conversion facility	lb	73,367	36,797	74,406	72,643	257,213
Distribution cash cost (4)	$000	$48	$24	$26	$47	$145
Cash cost per pound shipped	$/lb	$0.65	$0.65	$0.35	$0.65	$0.56

Pounds purchased	lb	-	109,000	210,000	200,000	519,000
Purchase costs	$000	$-	$2,196	$4,870	$4,015	$11,081
Cash cost per pound purchased	$/lb	$-	$20.15	$23.19	$20.08	$21.35

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

In total, wellfield, plant and distribution cash costs were very consistent quarter on quarter during 2017. The respective cash costs per pound increased overall during the year primarily driven by decreasing levels of production.

Ad valorem and severance taxes fluctuate based on pounds extracted and the related sales value of those pounds.

Wellfield cash costs in 2017 Q1 were somewhat elevated due to some non-recurring expenses and the annual labor bonus in Q1. They were again elevated in Q3 due to increased activity related to the development of MU2 but declined in Q4 as most of the drilling for the three planned header houses in MU2 was complete in Q3.  The average cash cost per pound captured increased to $10.09 in 2017 Q4 and averaged $10.99 for the year, as compared to $6.66 in 2016. The increase was due to lower average production levels during the year. As previously discussed, production levels were deliberately maintained at levels sufficient to satisfy our expected contract sales in light of the depressed uranium market. Wellfield non-cash costs were relatively fixed until Q4 when a portion of the capitalized ARO costs became fully depreciated. The resulting non-cash cost per pound captured was $8.44 in Q4 and averaged $10.78 for the year, as compared to $5.70 in 2016. Again, the increase for the year was due to lower production levels.

Plant cash costs generally decreased during the year with the higher costs in 2017 Q1 being driven by the annual labor bonus. Despite the lower cash costs, the resulting cash cost per pound drummed increased to $20.01 in 2017 Q4 as a result of lower production and averaged $20.02 for the year, as compared to $10.87 in 2016.  Plant non-cash costs did not change during the year. The non-cash cost per pound drummed increased to $8.15 in 2017 Q4 and averaged $7.75 for the year, as compared to $3.53 in 2016. The increase was again due to lower production rates.

With the exception of 2017 Q4, distribution costs decreased during the year, as did pounds shipped. The resulting cash cost per pound shipped in 2017 Q4 increased to $0.65 and averaged $0.56 per pound for the year, as compared to $0.63 in 2016.  Distribution costs are closely tied to volume, and the resulting cash cost per pound did not change significantly.

U3O8 Sales and Cost of Sales

Sales and cost of sales	Unit	2017 Q4	2017 Q3	2017 Q2	2017 Q1	2017 YTD

Pounds sold	lb	-	289,000	241,000	250,000	780,000
U3O8 sales	$000	$-	$11,674	$11,797	$14,819	$38,290
Average contract price	$/lb	$-	$40.39	$48.95	$59.28	$49.09
Average price per pound sold	$/lb	$-	$40.39	$48.95	$59.28	$49.09

U3O8 cost of sales (1)	$000	$376	$11,157	$6,573	$6,295	$24,401
Ad valorem and severance tax cost per pound sold	$/lb	$-	$3.15	$4.26	$4.00	$3.60
Cash cost per pound sold	$/lb	$-	$29.11	$31.54	$26.12	$29.51
Non-cash cost per pound sold	$/lb	$-	$17.52	$19.13	$15.48	$17.92
Cost per pound sold - produced	$/lb	$-	$49.78	$54.93	$45.60	$51.03
Cost per pound sold - purchased	$/lb	$-	$20.15	$23.19	$20.08	$21.35
Average cost per pound sold	$/lb	$-	$38.61	$27.26	$25.18	$31.28

U3O8 gross profit	$000	$(376)	$517	$5,224	$8,524	$13,889
Gross profit per pound sold	$/lb	$-	$1.78	$21.68	$34.10	$17.81
Gross profit margin	%	0.0%	4.4%	44.3%	57.5%	36.3%

Ending Inventory Balances
Pounds
In-process inventory	lb	26,796	22,306	19,010	28,164
Plant inventory	lb	9,043	21,948	10,446	14,019
Conversion facility inventory	lb	94,077	17,813	160,094	113,528
Total inventory	lb	129,916	62,067	189,550	155,711

Total cost
In-process inventory	$000	$315	$221	$352	$712
Plant inventory	$000	$369	$824	$479	$670
Conversion facility inventory	$000	$3,831	$675	$6,620	$4,379
Total inventory	$000	$4,515	$1,720	$7,451	$5,761

Cost per pound
In-process inventory	$/lb	$11.76	$9.92	$18.46	$25.28
Plant inventory	$/lb	$40.81	$37.53	$45.85	$47.79
Conversion facility inventory	$/lb	$40.72	$37.89	$41.35	$38.57

Note:

1.	Costs of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Costs table) adjusted for changes in inventory values.

There were no U3O8 sales in Q4.  For the year, we sold 780,000 pounds all of which were under contract at an average price per pound of $49.09 for total uranium sales of $38.3 million.  There were no spot sales during the year. A total of 261,000 pounds were sold from Lost Creek production. Additionally, we sold 519,000 purchased pounds into our contractual obligations.

In 2017 Q4, our cost of sales totaled $0.3 million. This is the result of lower of cost or net realizable value inventory adjustments which are included in our cost of sales, recorded during the quarter.  For the year, our average cost per pound sold was $31.28, as compared to $28.20 in 2016.  In 2017, we purchased 519,000 pounds at an average price of $21.35 per pound.  The average cost of the 261,000 pounds we sold from production was $51.03 per pound.  As previously discussed, our produced costs per pound were substantially higher than in 2016 due to lower volumes. This, combined with the write down of $2.6 million from lower of cost or net realizable value adjustments, increased our cost of produced product sold by $10.34 per pound.

On a combined basis, the total average cost per pound sold of $31.28 was composed of $1.20 per pound for ad valorem and severance taxes, $24.08 per pound of cash costs from production and purchases, and $6.00 per pound of non-cast costs related to production.

The gross profit from uranium sales for 2017 was $13.9 million, which represents a gross profit margin of approximately 36%. This compares to a gross margin of $6.3 million or 29% in 2016.

At the end of the year, we had approximately 94,077 pounds of U3O8 at the conversion facility at an average cost per pound of $40.72. The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	31-Dec-17	30-Sep-17	30-Jun-17	31-Mar-17
Ad valorem and severance tax cost per pound	$/lb	$1.65	$2.41	$2.82	$2.74
Cash cost per pound	$/lb	$25.31	$22.47	$24.62	$23.48
Non-cash cost per pound	$/lb	$13.76	$13.01	$13.91	$12.35
Total cost per pound	$/lb	$40.72	$37.89	$41.35	$38.57

Generally, the cost per pound in ending inventory at the conversion facility increased during the year. The increase was directly related to the lower production figures as production costs were relatively consistent, or decreasing slightly, during the year.

Annual Results Comparison

The following table presents and annual comparison of a portion of the above information for the years ended December 31, 2017, 2016 and 2015:

Comparison of annual results	Unit	2017	2016	2015
Sales
Sales per financial statements	$000	$38,371	$27,297	$41,877
Less disposal fees	$000	$(80)	$(20)	$(69)
Less gain from sale of deliveries under contract	$000	$-	$(5,086)	$-
U3O8 sales	$000	$38,291	$22,191	$41,808

Cost of sales
Ad valorem & severance taxes	$000	$747	$1,523	$1,604
Wellfield costs	$000	$5,777	$6,645	$8,291
Plant and site costs	$000	$7,054	$8,079	$9,202
Distribution costs	$000	$145	$365	$494
Inventory change	$000	$(405)	$(763)	$1,823
Cost of sales - produced	$000	$13,318	$15,849	$21,414
Cost of sales - purchased	$000	$11,081	$-	$7,878
Total cost of sales	$000	$24,399	$15,849	$29,292

Gross profit from U3O8 sales	$000	$13,892	$6,342	$12,516

Production
Pounds extracted	lb	265,391	538,004	783,547
Pounds drummed	lb	254,012	561,094	727,245
Pounds shipped	lb	257,213	579,179	717,125

Pounds sold - produced	lb	261,000	562,000	725,000
Pounds sold - purchased	lb	519,000	-	200,000

Per Pound Sold
Average contract price	$/lb	$49.09	$41.38	$49.42
Average spot price	$/lb	$-	$30.75	$36.18
Average price	$/lb	$49.09	$39.49	$45.20

Ad valorem and severance tax	$/lb	$3.60	$2.86	$3.14
Cash cost	$/lb	$29.51	$17.15	$16.27
Non-cash cost	$/lb	$17.92	$8.19	$10.12
Cost - Produced	$/lb	$51.03	$28.20	$29.53
Cost - Purchased	$/lb	$21.35	$-	$39.39

Average cost	$/lb	$31.28	$28.20	$31.67

Gross profit (1)	$/lb	$17.81	$11.29	$13.53

Note:

1.	For comparative purposes, gross profit and gross profit per pound for the year 2016 excludes the profit recognized on the assignment of deliveries.

In 2017, our production levels decreased as we reacted to a continuing weak market.  Based on spot prices in effect, we were able to purchase uranium at prices that were less than our cost of production.  We therefore felt that rather than reducing our resources, it was prudent to purchase pounds to complement our current production, which was based on existing wellfield assets in MU1 as well as a limited number of new header houses in MU2.  The above analysis shows that we reduced some of our costs reflecting the reduced production, but not at the same rate we decreased production.  This is consistent with what we have previously reported, in that most of our costs are fixed so that when our production increases, our cost per pound declines and where production is scaled back, as in 2017, our cost per pound will increase.  Compounding this is the fact that as our cost per pound increases, the carrying cost of our inventories may be subject to lower of cost or net realizable value adjustments which are reflected in our cost of goods sold and push the cost per pound of produced product sold higher. As we allocate these adjustments to taxes, cash costs and non-cash costs, all cost types show increases.  Probably the most profound is in non-cash costs as all of our depletion and amortization expenses are calculated on a straight-line basis per SEC guidelines so if production is decreased by half, the related cost per pound will double.  As many of our costs are fixed costs, we are not able to reduce their impact on the overall cost per pound of our products.

As discussed previously, we are continuously surveying the market for opportunities to create future, long-term, contracts at favorable rates. However, long-term pricing remained weak in 2017 and we did not enter into any new contracts. But as previously shown, the Company maintains a good book of contracts into 2021. The average contract price in 2017 was close to $50 per pound for the 780,000 pounds we sold under contract.

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

Average Price Per Pound Sold Reconciliation	Unit	2017 Q4	2017 Q3	2017 Q2	2017 Q1	2017 YTD

Sales per financial statements	$000	$26	$11,693	$11,821	$14,828	$38,368
Less disposal fees	$000	$(26)	$(18)	$(24)	$(9)	$(77)
U3O8 sales	$000	$-	$11,675	$11,797	$14,819	$38,291

Pounds sold - produced	lb	-	180,000	31,000	50,000	261,000
Pounds sold - purchased	lb	-	109,000	210,000	200,000	519,000
Total pounds sold	lb	-	289,000	241,000	250,000	780,000

Average price per pound sold	$/lb	$-	$40.40	$48.95	$59.28	$49.09

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

Total Cost Per Pound Sold Reconciliation [1]	Unit	2017 Q4	2017 Q3	2017 Q2	2017 Q1	2017 YTD

Ad valorem & severance taxes	$000	$160	$119	$227	$241	$747
Wellfield costs	$000	$1,260	$1,473	$1,379	$1,665	$5,777
Plant and site costs	$000	$1,703	$1,614	$1,761	$1,979	$7,057
Distribution costs	$000	$48	$24	$26	$47	$145
Inventory change	$000	$(2,795)	$5,731	$(1,690)	$(1,652)	$(406)
Cost of sales - produced	$000	$376	$8,961	$1,703	$2,280	$13,320
Cost of sales - purchased	$000	$—	$2,196	$4,870	$4,015	$11,081
Total cost of sales	$000	$376	$11,157	$6,573	$6,295	$24,401

Pounds sold produced	lb	—	180,000	31,000	50,000	261,000
Pounds sold purchased	lb	—	109,000	210,000	200,000	519,000
Total pounds sold	lb	—	289,000	241,000	250,000	780,000

Average cost per pound sold - produced (1)	$/lb	$-	$49.78	$54.93	$45.60	$51.03
Average cost per pound sold - purchased	$/lb	$-	$20.15	$23.19	$20.08	$21.35
Total average cost per pound sold	$/lb	$-	$38.61	$27.27	$25.18	$31.28

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes the results of operations for the years ended December 31, 2017 and 2016 (in thousands of U.S. dollars):

	Year ended December 31,
	2017	2016
	$	$

Sales	38,368	27,305
Cost of sales	(24,401)	(15,848)
Gross profit	13,967	11,457
Exploration and evaluation expense	(2,623)	(2,964)
Development expense	(4,340)	(2,886)
General and administrative expense	(5,090)	(4,740)
Accretion expense	(527)	(534)
Write-off of mineral properties	-	(62)
Net profit (loss) from operations	1,387	271
Interest expense (net)	(1,377)	(1,977)
Warrant mark to market gain	-	36
Loss from equity investment	(5)	(5)
Write-off of equity investments	-	(1,089)
Foreign exchange loss	(50)	(278)
Other income	121	15
Income (loss) before income taxes	76	(3,027)
Income tax recovery (net)	-	17
Net income (loss)	76	(3,010)

Income (loss) per share – basic	0.00	(0.02)

Income (loss) per share – diluted	0.00	(0.02)

Revenue per pound sold	49.09	39.49

Total cost per pound sold	31.28	28.20

Gross profit per pound sold	17.81	11.29

Sales

We sold a total of 780,000 pounds of U3O8 during the year ended December 31, 2017 for an average price of $49.09 per pound as compared to 2016 when we sold 562,000 pounds for an average price of $39.49. The fluctuation in sales prices relates primarily to lower priced spot sales made in 2016 as well as the fulfillment of some lower-priced, shorter-term contracts in 2016. In 2016, we assigned two contract deliveries totaling 200,000 pounds of U3O8  to a third-party trader. The deliveries were made during 2016 and we recognized $5.1 million in sales from those contracts.

For the year ended December 31, 2017, we recognized $80 thousand from disposal fees compared to $29 thousand during 2016.

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

As compared to 2016, our cost per pound sold increased $3.08 to $31.28 in 2017.  The increase for the year was mitigated by the purchase of 519,000 pounds at an average price of $21.35.  The cost per pound of produced product was $51.03.

Gross Profit

The gross profit from uranium sales was $13.9 million for the year ended December 31, 2017, which represents a gross profit margin of approximately 36%.  Gross profits of $6.3 million in 2016 represents a gross profit margin of approximately 29%.  The primary reason for the increase in the gross profit margin was the higher average sales price per pound in 2017.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 were $12.6 million. Operating expenses include exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses increased by $1.4 million compared to 2016.

Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased $0.3 million for the year ended December 31, 2017 compared to 2016. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. A reduction in labor and related costs was the primary reason for the decline.

Development expense includes $3.9 million of costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. This is an increase of $1.9 million from 2016 and was related to the construction of the first three header houses in MU2 including the structures, wells and infrastructure.  It also includes $0.4 million of costs associated with the Shirley Basin and Lucky Mc properties which are considered development properties as they previously reached the permitting stage or operations stage.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses increased by $0.4 million for the year ended December 31, 2017 compared to 2016. The increase was due to increased external consulting and legal expenses of $0.4 million, a substantial portion of which relates to the trade action filed in early January 2018.

Other Income and Expenses

Net interest expense declined $0.6 million during 2017 compared to the prior year. The decline was due to  principal payments on outstanding debt.

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

In April 2017, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2018, which is the fiscal year end of The Bootheel Project, LLC. No additional exploration or development activities are expected at this time for 2018. Due to the continuing decline in the spot price of uranium combined with the reduction in minerals when a related lease was not renegotiated, the Company examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

Income tax recovery

Income tax refunds in 2016 relates to the refund of alternative minimum taxes paid in prior years.

Income (Loss) per Common Share

The basic earnings per common share for the year 2017 was $Nil.  Basic and diluted loss per common share was $0.02 for 2016. The diluted loss per common share for the year 2016 was equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.  For the year ended December 30, 2017, there were a net of 539,620 options using the treasury method and 1,175,952 RSUs included in the diluted earnings per share calculations.  The result was diluted earnings per share of $Nil for the year.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes the results of operations for the years ended December 31, 2016 and 2015 (in thousands of U.S. dollars):

	Year ended December 31,
	2016	2015
	$	$
Revenue	27,305	41,877
Cost of revenues	(15,848)	(29,292)
Gross profit	11,457	12,585
Exploration and evaluation expense	(2,964)	(2,853)
Development expense	(2,886)	(5,358)
General and administrative expense	(4,740)	(5,715)
Accretion expense	(534)	(515)
Write-off of mineral properties	(62)	-
Net loss from operations	271	(1,856)
Interest income (expense) (net)	(1,977)	(2,557)
Mark to market loss	36	307
Loss from equity investment	(5)	(8)
Write-off of equity investments	(1,089)	-
Foreign exchange gain (loss)	(278)	(1)
Other income (loss	15	5
Loss before income taxes	(3,027)	(4,110)
Income tax expense	17	3,315
Net loss	(3,010)	(795)

Loss per share – basic and diluted	(0.02)	(0.01)

Revenue per pound sold	39.49	45.20

Total cost per pound sold	28.20	31.67

Gross profit per pound sold	11.29	13.53

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

Material Changes in Financial Condition, Liquidity and Capital Resources

As at December 31, 2017, we had cash resources, consisting of cash and cash equivalents, of $3.9 million, an increase of $2.3 million from the December 31, 2016 balance of $1.6 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts, money market funds and certificates of deposit.  We generated $5.6 million from operations during the year ended December 31, 2017. During the same period, we used $0.2 million for investing activities and $3.0 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”).  The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of December 31, 2017, the balance of the State Bond Loan was $19.9 million.

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or our senior and subordinated debt securities.  The registration statement became effective September 12, 2014 for a three-year period and was extended for a subsequent three-year term on July 27, 2017.  The 12,921,000 Common Shares offered in the February 2016 financing were sold for $0.50 per share raising $5.7 million (net of issue costs of $0.8 million) under the shelf registration statement.

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions and all other costs, we received net proceeds of $1.1 million.

Collections for the year from U3O8 sales totaled $38.3 million.

Operating activities generated $5.5 million of cash resources during the year ended December 31, 2017 as compared to $3.3 million in 2016. The change is due primarily to an increase in net income and smaller increases in inventory and decreases in current liabilities.

During 2017, the Company invested $0.3 million in equipment. The Lost Creek Project does not require significant capital expenditures and its sustaining capital expenditures have generally been less than $0.5 million per year.

During 2017, the Company used $3.0 million for financing activities including principal payments on debt of $4.6 million, which was partially offset by net proceeds from the sale of common shares of $1.1 million and proceeds from stock option exercises of $0.5 million.

Liquidity Outlook

As at February 28, 2018, our unrestricted cash position was $7.5 million.  We expect that any major capital projects will be funded by operating cash flow, cash on hand and additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Outlook for 2018

In 2017, the average spot price per pound of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, increased approximately 17% from $20.25 in December 2016 to about $23.75 per pound in December 2017. In early 2017, spot pricing moved higher on news of supply-side reductions, only to retreat to the $20 level, where it remained until November 2017. In November, spot prices again increased following several new supply-side announcements. Thus far in 2018, the average spot price per pound of U3O8 decreased to $21.63 as of February 26, indicating the fundamentals of market pricing have not changed sufficiently to warrant further development of MU2.

In response to this persistently weak uranium market, we took aggressive measures in 2016 and 2017, and will again do so in 2018.  In 2016, we deliberately slowed development activities at MU2, reduced costs, and focused on enhancing production efficiencies from our operating MU1 header houses.  In 2017, we continued to employ this limited-development strategy, implemented further cost reductions, and supplemented existing mine production with favorably priced uranium purchases to meet our 2017 contractual commitments.  For 2018, we have suspended further MU2 development activities, implemented further cost reductions, and secured purchase contracts for nearly 100% of our 2018 delivery obligations.

For 2018, we expect to sell 470,000 pounds under term contracts at an average price of approximately $49 per pound. We have entered into purchase contracts to cover 460,000 pounds at an average price of approximately $24 per pound.  Production from our operating MU1 and MU2 header houses, expected to be between 250,000 and 350,000 pounds, will be used to build an inventory position of finished, ready-to-sell, product at the conversion facility.

We recently implemented a limited reduction in force to further streamline our operations and reduce costs. This is the third reduction in force in force in two years; the layoffs since 2016 have affected personnel in all three company locations.  The most recent reduction was focused on those departments not directly related to production and is expected to reduce our labor costs by approximately $0.6 million per year.

Together, these actions will give the Company the additional flexibility necessary to quickly react to changing market conditions and easily re-start development activities in MU2 when warranted. With future development and construction in mind, the staff who were retained had the greatest level of experience and adaptability allowing for an easier transition back to full operations.

Although we made a small (10,000 pound) spot sale in January 2018, we are not forecasting any further spot sales for 2018 at this time; we may, however, choose to do so if market conditions improve. We expect our average gross profit in 2018 to be between $10 and $12 million, which represents a cash-basis gross profit margin of between 45% and 50%.

Operating costs in 2018 are expected to be lower than 2017 because of the suspended MU2 development activities.  Other costs including capital expenditures and loan repayments will be similar to 2017.

As at February 28, 2018, our unrestricted cash position was $7.5 million. Given our current cash resources, contracted sales positions, and expected margins, we do not anticipate the need for additional funding in the near term unless it is advantageous to do so.

As discussed above, the Company has contractual sales commitments of 470,000 pounds during 2018, at an average price of approximately $49 per pound. We have established the schedule for those commitments and determined that an effective model for dealing with the current pricing environment is to continue production from our fully operational header houses in MU1 and MU2, and purchase uranium at favorable low-prices in order to meet our sales commitments.  This operating strategy for Lost Creek will allow us to control production costs, minimize development expenditures, maximize cash flows and maintain the flexibility to respond to market conditions.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

Payments due (by period) in thousands
		Less than		3 to 5	More than
	Total	1 year	1 to 3 years	years	5 years

Notes payable	$ 19,891	$ 4,895	$ 10,670	$ 4,326	$ -
Interest on notes payable	$ 2,363	$ 1,039	$ 1,199	$ 125	$ -
Operating leases	$ 447	$ 352	$ 95	$ -	$ -
Environmental remediation	$ 72	$ 72	$ -	$ -	$ -
Asset retirement obligations	$ 27,036	$ -	$ 3,558	$ 3,558	$ 19,920

	$ 49,809	$ 6,358	$ 15,522	$ 8,009	$ 19,920

Outstanding Share Data

As of December 31, 2017 and 2016, the Company’s capital consisted of the following:

	December 31, 2017	December 31, 2016	Change

Common shares	146,531,933	143,676,384	2,855,549
Warrants	5,844,567	5,844,567	-
RSUs	1,175,952	1,273,990	(98,038)
Stock options	9,459,401	9,748,934	(289,533)

Fully diluted shares outstanding	163,011,853	160,543,875	2,467,978

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

	As at
	December 31, 2017	December 31, 2016
	$ (thousands)	$ (thousands)

Cash on deposit at banks	1,667	580
Money market funds	2,212	972

	3,879	1,552

Quarterly financial data (unaudited) (in thousands except for per share data)

2017
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 26	$ 11,693	$ 11,821	$ 14,828
Net income (loss) for the period	$ (3,426)	$ (3,004)	$ 1,317	$ 5,189

Income (loss) per share – basic and diluted	$ (0.02)	$ (0.02)	$ 0.01	$ 0.03

2016
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 5,776	$ 12,068	$ 6,747	$ 2,714
Net income (loss) for the period	$ 104	$ 1,803	$ (1,928)	$ (2,989)

Income (loss) per share – basic and diluted	$ 0.00	$ 0.01	$ (0.01)	$ (0.02)

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, deposits and restricted cash, which together totaled approximately $11.4 million at December 31, 2017.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the United States.  Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation which leaves approximately $10.8 million at risk at December 31, 2017 should the financial institutions with which these amounts are invested be rendered insolvent.  We do not consider any of our financial assets to be impaired as of December 31, 2017.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due.

As at December 31, 2017, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.2 million which are due within normal trade terms of generally 30 to 60 days, notes payable which will be payable over periods of 0 to 5 years, and asset retirement obligations with estimated completion dates until 2033.

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

Currency risk

We maintain a balance of less than $0.3 million in foreign currency resulting in a low currency risk.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. We have multiple uranium supply contracts with pricing fixed or based on inflation factors applied to a fixed base.  Additional future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $21.63 per pound as of February 26, 2018.

Transactions with Related Parties

During the fiscal year ended December 31, 2017, we did not participate in any reportable transactions with related parties.

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

As of December 31, 2017, the current and long-term prices of uranium were $23.75 and $31.00, respectively.  This compares to prices of $20.25 and $30.00 as of December 31, 2016. Senior management updates production, revenue and cash projections on a regular basis, in some cases weekly, but at least monthly. The Company reviews the impairment indicators outlined in US GAAP guidance. The sole indication of possible impairment was the decline in industry-wide reported sales price. While this has no immediate effect on the Company since it has sales contracts until 2021, a cash flow analysis for each of Lost Creek and Shirley Basin was performed. The mine life used was consistent with that reported in the respective NI 43‑101 Preliminary Economic Assessment for each property. Cash flows were calculated on a sales price of $31.00 per pound which was the long-term quoted price in industry periodicals as of December 31, 2017.  Based on these undiscounted cash flow models, no impairments were indicated for any of the respective properties.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements following the signature page of this Form 10-K.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2017, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting at December 31, 2017, has been audited by PricewaterhouseCoopers LLP, as stated in their report.

(c)Attestation Report of Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers and directors. The full text of the Code is available on our website at http://www.ur-energy.com/corporate-governance/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2018 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  Exhibits, Financial statement schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2015	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2015	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2017	3.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2014	10.7

10.4	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.5	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.6	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.7	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.8	Employment Agreement with James A. Bonner	10-K	3/2/2015	10.14

10.9	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/13/17	4.1

10.10	Amended Restricted Share Unit Plan	8-K	3/27/2015	10.1

10.11	At Market Issuance Sales Agreement	8-K	5/27/16	1.1

10.12	At Market Issuance Sales Agreement, as amended	8-K	8/4/2017	5.1

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2014	14.1

21.1	Subsidiaries of the Registrant	10-K	3/3/2014

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of TREC, Inc.				X

23.3	Consent of WWC Engineering				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document				X

101.LAB	XBRL Labels Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

99.1	Location maps (1)	10-K	3/3/2014

(1)	Filed herewith under Items 1 and 2. Business and Properties.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 1, 2018	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2018	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2018	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 1, 2018	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: March 1, 2018	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: March 1, 2018	By:	/s/ Paul Macdonell
Paul Macdonell
Director

Date: March 1, 2018	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: March 1, 2018	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: March 1, 2018	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Ur-Energy Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. and its subsidiaries,(together, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, consolidated statements of cash flows and consolidated statements of shareholder’s equity for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and their results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in note 3 to the consolidated financial statements, the Company had changed its presentation of restricted Cash.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pricewaterhouse Coopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 2, 2018

We have served as the Company's auditor since 2004.

Ur-Energy Inc.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents (note 4)	3,879	1,552
Accounts receivable	33	16
Inventory (note 5)	4,515	4,109
Prepaid expenses	741	829
	9,168	6,506
Restricted cash (note 6)	7,558	7,557
Mineral properties (note 7)	44,677	47,029
Capital assets (note 8)	26,961	28,848
	79,196	83,434
	88,364	89,940
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	3,039	3,625
Current portion of notes payable (note 10)	4,774	4,502
Environmental remediation accrual	72	85
	7,885	8,212
Notes payable (note 10)	14,662	19,435
Asset retirement obligations (note 12)	27,036	26,061
	49,583	53,708
Shareholders' equity (note 13)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 146,531,933 at December 30, 2017 and 143,676,384 at December 31, 2016	177,063	174,902
Warrants	4,109	4,109
Contributed surplus	15,454	15,201
Accumulated other comprehensive income	3,663	3,604
Deficit	(161,508)	(161,584)
	38,781	36,232
	88,364	89,940

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman	/s/ Thomas H. Parker, Director

Ur-Energy Inc.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Year ended December 31,
	2017	2016	2015

Sales (note 14)	38,368	27,305	41,877
Cost of sales	(24,401)	(15,848)	(29,292)
Gross profit	13,967	11,457	12,585

Operating Expenses
Exploration and evaluation	(2,623)	(2,964)	(2,853)
Development	(4,340)	(2,886)	(5,358)
General and administrative	(5,090)	(4,740)	(5,715)
Accretion of asset retirement obligations (note 12)	(527)	(534)	(515)
Write-off of mineral properties (note 7)	-	(62)	-
Income (loss) from operations	1,387	271	(1,856)
Interest expense (net)	(1,377)	(1,977)	(2,557)
Warrant mark to market adjustment	-	36	307
Loss on equity investment	(5)	(5)	(8)
Write-off of equity investments	-	(1,089)	-
Foreign exchange loss	(50)	(278)	(1)
Other income	121	15	5

Income (loss) before income taxes	76	(3,027)	(4,110)

Income tax recovery (net) (note 11)	-	17	3,315
Net income (loss) for the period	76	(3,010)	(795)

Income (loss) per common share
Basic	0.00	(0.02)	(0.01)
Diluted	0.00	(0.02)	(0.01)
Weighted average number of common shares outstanding
Basic	145,818,394	141,999,537	130,056,932
Diluted	147,533,966	141,999,537	130,056,932

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	76	(3,010)	(795)
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	59	247	20
Comprehensive income (loss) for the period	135	(2,763)	(775)

The accompanying notes are an integral part of these consolidated financial statements.

Ur-Energy Inc.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2014	129,365,076	168,118	4,175	14,250	3,337	(157,779)	32,101

Exercise of stock options	608,531	626	-	(216)	-	-	410
Redemption of vested RSUs	215,168	167	-	(295)	-	-	(128)
Non-cash stock compensation	-	-	-	893	-	-	893
Net loss and comprehensive income	-	-	-	-	20	(795)	(775)

Balance, December 31, 2015	130,188,775	168,911	4,175	14,632	3,357	(158,574)	32,501

Exercise of stock options	16,620	13	-	(4)	-	-	9
Common shares issued for cash, net
of $884 of issue costs	13,085,979	5,684	-	-	-	-	5,684
Redemption of vested RSUs	385,010	294	-	(350)	-	-	(56)
Expiry of warrants	-	-	(66)	66	-	-	-
Non-cash stock compensation	-	-	-	857	-	-	857
Net loss and comprehensive income	-	-	-	-	247	(3,010)	(2,763)

Balance, December 31, 2016	143,676,384	174,902	4,109	15,201	3,604	(161,584)	36,232

Exercise of stock options	871,717	795	-	(253)	-	-	542
Common shares issued for cash, net
of $93 of issue costs	1,536,169	1,076	-	-	-	-	1,076
Redemption of vested RSUs	447,663	290	-	(385)	-	-	(95)
Non-cash stock compensation	-	-	-	891	-	-	891
Net income and comprehensive income	-	-	-	-	59	76	135

Balance, December 31, 2017	146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Year ended December 31,
	2017	2016	2015
		(Restated - note 2)	(Restated - note 2)
Cash provided by (used in)
Operating activities
Net income (loss) for the period	76	(3,010)	(795)
Items not affecting cash:
Stock based expense	891	857	893
Depreciation and amortization	4,890	5,144	6,504
Accretion of asset retirement obligations	527	534	515
Amortization of deferred loan costs	120	152	177
Provision for reclamation	(13)	-	-
Write off of equity investments	-	1,089	-
Write-off of mineral properties	-	62	-
Warrants mark to market gain	-	(36)	(307)
Gain on disposition of assets	(2)	(14)	(5)
Loss on foreign exchange	53	280	-
Other loss	4	5	9
Income tax recovery	-	(17)	(3,345)
Change in non-cash working capital items:
Accounts receivable	(17)	(7)	19
Inventory	(406)	(765)	1,823
Prepaid expenses	109	(111)	125
Accounts payable and accrued liabilities	(606)	(773)	(101)
	5,626	3,390	5,512

Investing activities
Mineral property costs	(18)	-	1
Funding of equity investment	(5)	(5)	(8)
Proceeds from sale of property and equipment	-	91	26
Purchase of capital assets	(181)	(296)	(79)
	(204)	(210)	(60)

Financing activities
Issuance of common shares for cash	1,169	6,568	-
Share issue costs	(93)	(884)	-
Proceeds from exercise of stock options	542	9	410
RSUs redeemed to pay withholding or paid in cash	(94)	(56)	(142)
Repayment of debt	(4,623)	(8,679)	(7,374)
	(3,099)	(3,042)	(7,106)

Effects of foreign exchange rate changes on cash	5	(28)	(7)

Net change in cash, cash equivalents and restricted cash	2,328	110	(1,661)
Beginning cash, cash equivalents and restricted cash	9,109	8,999	10,660
Ending cash, cash equivalents and restricted cash (note 15)	11,437	9,109	8,999

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage mining company, as defined by United States Securities and Exchange Commission (“SEC”) Industry Guide 7.  The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development and production of uranium mineral resources located primarily in Wyoming. As of August 2013, the Company commenced uranium production at its Lost Creek Project in Wyoming.

Due to the nature of the uranium mining methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards, the Company has not determined whether the properties contain mineral reserves. However, the Company’s “Amended Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” as amended in non-substantive ways, February 8, 2016 (“Lost Creek PEA”) outlines the potential viability of the Lost Creek Property.   The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

2.Liquidity Risk

Our operations are based on a small number of large sales.  As a result, our cash flow and therefore our current assets and working capital may vary widely during the year based on the timing of those sales.  Virtually all of our sales are under contracts which specify delivery quantities, sales prices and payment dates.  The only exceptions are spot sales which we are currently only making when advantageous. As a result, we are able to perform cash management functions over the course of an entire year and are less reliant on current commodity prices and market conditions. We monitor our cash projections on a weekly basis and have used various techniques to manage our cash flows including the assignment of deliveries, as we have done in the past, negotiating changes in delivery dates, purchasing inventory at favorable prices and raising capital.

As at December 31, 2017, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.2 million which are due within normal trade terms of generally 30 to 60 days, notes payable of  $19.3 million of which $4.7 million is due within 1 year, and asset retirement obligations with estimated completion dates until 2033.

In addition, most of our current assets except for prepaid expenses are immediately realizable, if necessary, while our current liabilities include a substantial portion that is not due for a minimum of three months to over a year which, given the existence of our contracts and set prices, allows us to plan for those payments well in advance and address shortfalls, if any, well in advance.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Besides operational cash flows, and our cash flow management functions referred to above, The Company has financed its operations from its inception primarily through the issuance of equity securities and debt instruments

It is possible that additional funding might be sought.  Although the Company has been successful in obtaining debt and raising equity financing in the past, there can be no guarantee that such funding will be available in the future.

3.Summary of Significant Accounting Policies

Basis of presentation

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“US GAAP”) and include all the assets, liabilities and expenses of the Company and its wholly-owned subsidiaries Ur-Energy USA Inc.; NFU Wyoming, LLC; Lost Creek ISR, LLC; NFUR Bootheel, LLC; Hauber Project LLC; NFUR Hauber, LLC; and Pathfinder Mines Corporation. All inter-company balances and transactions have been eliminated upon consolidation. Ur-Energy Inc. and its wholly-owned subsidiaries are collectively referred to herein as the “Company.”

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

Since the Company commenced recovery of uranium at the Lost Creek Project without having established proven and probable reserves, any uranium resources established or extracted from the Lost Creek Project should not be in any way associated with having established proven or probable mineral reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with United States standards.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

these consolidated financial statements relate to potential impairment in the carrying value of the Company’s long-lived assets due to depressed uranium prices or other internal or external factors, the fair value of stock-based compensation using the factors associated with the Black-Scholes calculations, estimation of the amount of recoverable uranium included in the in-process inventory, estimation of factors surrounding asset retirement obligations such as interest rates, discount rates and inflation rates, total cost and the time until the asset retirement commences and the offset of future income taxes through deferred tax assets. Actual results could differ from those estimates.

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

Mineral properties

Acquisition costs of mineral properties are capitalized. When production is attained, amortization is calculated on a straight-line basis. The original estimated life for the Lost Creek project was 10 years which is being used to amortize the mineral property acquisition costs.

If properties are abandoned or sold, they are written off. If properties are considered to be impaired in value, the costs of the properties are written down to their estimated fair value at that time.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Asset retirement obligations

For mining properties, various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore groundwater quality to the pre-existing quality or class of use after the completion of mining. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Asset retirement obligations consist of estimated final well closures, plant closure and removal and associated reclamation and restoration costs to be incurred by the Company in the future. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

Revenue recognition

The recognition of revenue from the sale of U3O8 is in accordance with the guidelines outlined in ASC Section 605-10-25, Revenue Recognition. The Company delivers U3O8  to a conversion facility and receives credit for the delivery quantity, measured in pounds, less a reserve for variances in the quantity and quality of the product delivered.  Once the product is assayed, the credit is adjusted to the full amount calculated. When a delivery is approved, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8  is confirmed by the conversion facility.

Occasionally, the Company sells delivery commitments to an independent trader. The proceeds are recorded as deferred revenue until the trader or purchaser acknowledges the deliveries had been made, at which time the portion of the sale relating to those deliveries is taken into sales revenue.  The Company sold two delivery commitments to an independent trader in 2016.  The corresponding deliveries were made in 2016 and the income recognized in that year.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  Now, the only leases we hold are for equipment, office space in one location and a limited number of leases on select mineral properties.  We do not anticipate the additional disclosures to reflect those leases will have an impact on our statement of financial position, as the total future lease payments are not material.

New accounting pronouncements which were implemented this year

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory within the scope of this ASU be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to all inventory, measured using average cost which is how the Company measures inventory. For all entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. This is consistent with our past policies and had no financial or reporting impact when implemented during the first quarter of 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash a consensus of the FASB Emerging Task Force (Topic 230), which addresses the presentation of restricted cash in the statement of cash flows.  Under the new standard, restricted cash will be presented with cash and cash equivalents in the statement of cash flows instead of being reflected as non-cash investing or financing activities.  A reconciliation of the make-up of the ending cash, cash equivalent and restricted cash balance will be required for entities who reflect restricted cash as separate items on the statement of financial position.  In addition, a description of the restrictions on the cash will be required.  This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period, however early adoption is permitted.  We elected to adopt this standard as of the first quarter of 2017.  Accordingly, the cash balances

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

reflected in the Statement of Cash Flows have been increased by $7.8 million for the year ended December 31, 2017 and $7.7 million for the years ended December 31, 2016 and 2015.  In addition, we have added note 15 – Supplemental Information for the Statement of Cash Flows which reconciles the cash balances shown on the Statement of Cash Flows with the appropriate balances on the Balance Sheet.

4.Cash and cash equivalents

The Company’s cash and cash equivalents consists of the following:

	As at
	December 31, 2017	December 31, 2016
	$	$
Cash on deposit at banks	1,667	580
Money market funds	2,212	972

	3,879	1,552

5.Inventory

The Company’s inventory consists of the following:

	As at
	December 31, 2017	December 31, 2016
	$	$
In-process inventory	315	897
Plant inventory	369	461
Conversion facility inventory	3,831	2,751

	4,515	4,109

As of December 31, 2017, inventory was carried at net realizable value.  The cost of inventory is recognized as an expense when the corresponding sale is made and the costs are included in Cost of Sales.  Adjustments to inventory to reflect the net realizable value are also included in Cost of Sales.  For the year 2017, there was a write down of $2.6 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	December 31, 2017	December 31, 2016
	$	$

Money market account	7,458	7,457
Certificates of deposit	100	100

	7,558	7,557

(a)

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, United States Department of the Interior and United States Nuclear Regulatory Commission. The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27,081 of coverage towards specific reclamation obligations are collateralized by $7,444 of the restricted cash at December 31, 2017.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$
Balance, December 31, 2015	16,662	20,738	13,210	50,610

Change in estimated reclamation costs (note 12)	338	(872)	-	(534)
Property write-offs	-	-	(62)	(62)
Amortization	(2,985)	-	-	(2,985)

Balance, December 31, 2016	14,015	19,866	13,148	47,029

Acquisition costs	-	-	18	18
Change in estimated reclamation costs (note 12)	613	(165)	-	448
Amortization	(2,818)	-	-	(2,818)

Balance, December 31, 2017	11,810	19,701	13,166	44,677

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

December 31, 2017

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

Other U.S. properties

The other U.S. properties include the acquisition cost of several potential mineralized properties including the Lost Soldier Project. The Company continues to maintain those properties through claim payments, lease payments, insurance and other holding costs in anticipation of future exploration efforts.

In June 2016, the Company decided to abandon its claims in the Hauber Project and wrote off $62 thousand being the carrying value of the investment in that project.

Impairment testing

The Company reviews the impairment indicators outlined in US GAAP guidance.  In 2017, the sole indication of possible impairment was the continuing weakness in industry-wide reported sales prices despite a slight increase in prices for the year. While this price has no immediate effect on the Company since it has sales contracts until 2021, a cash flow analyses for each of Lost Creek and Shirley Basin was performed. The mine life used was consistent with that reported in the respective NI 43-101 Preliminary Economic Assessment for each property. Cash flows were calculated using a sales price of $31 per pound which was the long-term quoted price in industry periodicals as of December 31, 2017.  Based on these undiscounted cash flow models, the assets will be recovered and no impairments were indicated for any of the respective properties.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	December 31, 2017			December 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,388	3,184	204	3,251	2,966	285
Enclosures	32,991	6,880	26,111	32,991	5,229	27,762
Machinery and equipment	1,237	663	574	1,262	599	663
Furniture, fixtures and leasehold improvements	119	104	15	119	98	21
Information technology	1,120	1,063	57	1,153	1,036	117

	38,855	11,894	26,961	38,776	9,928	28,848

Total depreciation expense was $3.5 million, $3.8 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	December 31, 2017	December 31, 2016
	$	$
Accounts payable	840	725
Payroll and other taxes	1,224	1,251
Severance and ad valorem tax payable	975	1,649

	3,039	3,625

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of December 31, 2017 are considered current.

The following table lists the current and long-term portion of the Company’s debt instrument at December 31, 2017 and December 31, 2016:

	As at
	December 31, 2017	December 31, 2016
	$	$
Current debt
Sweetwater County Loan	4,895	4,623
Less deferred financing costs	(121)	(121)
	4,774	4,502

Long term debt
Sweetwater County Loan	14,996	19,891
Less deferred financing costs	(334)	(456)
	14,662	19,435

Schedule of payments on outstanding debt as of December 31, 2017:

Debt	Total	2018	2019	2020	2021	Maturity
	$	$	$	$	$
Sweetwater County Loan
Principal	19,891	4,895	5,183	5,487	4,326	01-Oct-21
Interest	2,363	1,039	752	447	125

Total	22,254	5,934	5,935	5,934	4,451

11.Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company has evaluated these changes and has recorded a provisional decrease to net deferred tax assets of $16.5 million with a corresponding decrease to the related valuation allowance.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

A reconciliation of income taxes at the statutory Canadian income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year ended December 31,
	2017	2016	2015
	$	$	$
Income (loss) before income taxes	76	(3,027)	(4,110)

Statutory rate	26.50%	26.50%	26.50%
Expected recovery of income tax	20	(804)	(1,089)
Effect of foreign tax rate differences	355	(28)	(212)
Non-deductible amounts	91	154	57
Effect of changes in enacted future rates from Tax Reform	16,493	-	-
Effect of changes in enacted future rates	(499)	66	76
Effect of change in foreign exchange rates	-	-	(155)
Effect of stock based compensation	1,127	(149)	-
Effect of prior year true-ups and other	(6)	(317)	-
Expiration of prior year NOLs	-	290	-
Change in valuation allowance	(17,581)	771	(1,992)
	-	(17)	(3,315)
Recovery of deferred income taxes			(3,345)
	-	(17)	30

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As at December 31,
	2017	2016	2015
	$	$	$
Future income tax assets
Deferred tax assets	9,617	15,344	8,386
Net operating loss carry forwards	30,250	41,634	41,647
Less: valuation allowance	(39,867)	(56,978)	(50,033)
Net future income tax assets	-	-	-

Based upon the level of historical taxable loss, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2017, 2016 and 2015. No deferred tax assets are therefore recognized at this point.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Income tax recovery (expense)	2017	2016	2015
	$	$	$
Recovery of deferred tax liability stemming from Pathfinder acquisition	-	-	3,345
Current income tax recovery (expense)	-	17	(30)

	-	17	3,315

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

In early 2015, we completed and filed the Shirley Basin PEA based on drilling data purchased as a part of the acquisition combined with data gathered during the exploration / confirmation program undertaken in 2014.  After filing the Shirley Basin PEA, we continued to do baseline and confirmation work at Shirley Basin and in late 2015 we submitted a permit application to the state of Wyoming to begin construction and operations at the project.  Based on the filing of those permits, we anticipate that we will be in a position to commence construction of a plant facility and the related wellfields within several years.  Once operations commence, the cost of the property will be amortized over the anticipated productive life of the property for accounting and reporting purposes. At that point, the asset now has an identifiable life and the associated DTL is available to offset the DTA recorded before the application of the valuation allowance. We therefore applied a portion of the valuation allowance to the DTL arising from the Pathfinder acquisition.

As of December 31, 2017, the Company had the following net operating loss carryforwards available:

Income tax loss carry forwards
Canadian (expiring 2011 - 2031)	34,520,023
United States (expiring 2017 - 2031)	87,851,252

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

There are open statutes of limitations for tax authorities in the U.S., Canada and state jurisdictions to audit the Company’s tax returns for the years ended December 31, 2014, 2015 and 2016.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations. There have been no income tax related interest or penalties assessed or recorded.

Other comprehensive loss was not subject to income tax effects and is therefore shown net of taxes.

12.Asset Retirement Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.1% to 3.2%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mine, processing plant, infrastructure, groundwater restoration and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2017, the total undiscounted amount of the future cash needs was estimated to be $15.6 million. The schedule of payments required to settle the ARO liability extends through 2033.

Asset retirement obligations for the Pathfinder properties are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates of 2.16% to 3.0%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, groundwater restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2017, the total undiscounted amount of the future cash needs was estimated to be $11.4 million. The schedule of payments required to settle the ARO liability extends through 2033.

The undiscounted future cash needs are based on information provided to the State of Wyoming in conjunction with annual reclamation bonding renewals.  Increases in the estimated future cash needs are normally based on increased disturbances projected for the upcoming year.  In 2017, there was a small increase in the estimated liability on the Lost Creek Project.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash as discussed in note 6 is related to surety bonds and letters of credit which provide security to the related governmental agencies on these obligations.

	For the period ended	Year ended
	December 31, 2017	December 31, 2016

	$	$
Beginning of period	26,061	26,061
Change in estimated liability	448	(534)
Accretion expense	527	534

End of period	27,036	26,061

13.Shareholders’ Equity and Capital Stock

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

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and FBR Capital Markets & Co. under which we may, from time to time, issue and sell common shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2016, we sold 164,979 common shares under the sales agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand.  After deducting all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received $13 thousand.  During 2017, we sold 1,536,169 common shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees, commissions and all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received net proceeds of $1.1 million.

During the year ended December 31, 2017, the Company exchanged 447,663 common shares for vested RSUs. In addition, 871,717 stock options were exercised for proceeds of $0.5 million.

During the year ended December 31, 2016, the Company exchanged 385,010 common shares for vested RSUs. In addition, 16,620 stock options were exercised for proceeds of less than $0.1 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

During the year ended December 31, 2015, the Company exchanged 215,168 common shares for vested RSUs. In addition, 608,531 stock options were exercised for proceeds of $0.4 million.

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan, stock options generally vest with Option Plan participants as follows: 10% at the date of grant; 22% four and one-half months after grant; 22% nine months after grant; 22% thirteen and one-half months after grant; and the balance of 24% eighteen months after the date of grant. Following the May 2017 amendment of the Option Plan, grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of options remains unchanged.

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$
Outstanding, December 31, 2014	8,468,614	1.12

Granted	2,384,052	0.67
Exercised	(608,531)	0.66
Forfeited	(258,918)	1.09
Expired	(10,810)	0.64

Balance, December 31, 2015	9,974,407	0.88

Granted	3,062,542	0.57
Exercised	(16,620)	0.58
Forfeited	(788,883)	0.70
Expired	(2,482,512)	1.56

Balance, December 31, 2016	9,748,934	0.63

Granted	2,666,644	0.69
Exercised	(871,717)	0.62
Forfeited	(536,178)	0.64
Expired	(1,548,282)	0.71

Outstanding, December 31, 2017	9,459,401	0.70

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the year ended December 31, 2017 was $0.7 million.

As of December 31, 2017, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	Intrinsic	Number	contractual	Intrinsic
price	of options	life (years)	Value	of options	life (years)	Value	Expiry
$			$			$

0.61	452,656	0.3	31	452,656	0.3	31	25-Apr-18
0.99	100,000	0.6	-	100,000	0.6	-	01-Aug-18
0.96	739,976	1.0	-	739,976	1.0	-	27-Dec-18
1.34	100,000	1.2	-	100,000	1.2	-	31-Mar-19
0.81	777,896	1.9	-	777,896	1.9	-	12-Dec-19
0.91	200,000	2.4	-	200,000	2.4	-	29-May-20
0.69	640,969	2.6	-	640,969	2.6	-	17-Aug-20
0.64	1,047,836	2.9	45	1,047,836	2.9	45	11-Dec-20
0.58	2,733,424	4.0	259	1,474,324	4.0	139	16-Dec-21
0.81	300,000	4.2	-	162,000	4.2	-	02-Mar-22
0.58	200,000	4.7	19	0	-	-	07-Sep-22
0.72	2,166,644	5.0	-	0	-	-	15-Dec-22

0.70	9,459,401	3.3	354	5,695,657	2.5	215

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of CAD $0.86 as of the last trading day in the year ended December 31, 2017, that would have been received by the option holders had they exercised their options as of that date. There were 4,433,916 in-the-money stock options outstanding and 2,974,816 exercisable as of December 31, 2017.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The RSU Plan was approved most recently by our shareholders on May 5, 2016.

Eligible participants under the RSU Plan include directors and employees, including officers, of the Company. Under the terms of the RSU Plan, RSUs vest 100% on the second anniversary of the date of the grant. The RSU Plan also provides for redemption, instead of cancellation, of outstanding RSUs at the date of redemption for retiring directors and executive officers, which is defined as a threshold of combined service and age of 65

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

years, and a minimum of five years of service to the Company.  Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2014	379,435	0.89

Granted	795,592	0.83
Vested	(286,223)	0.91
Forfeited	(28,709)	0.85

Unvested, December 31, 2015	860,095	0.82

Granted	715,638	0.57
Vested	(281,342)	0.81
Forfeited	(20,401)	0.65

Unvested, December 31, 2016	1,273,990	0.60

Granted	541,658	0.69
Vested	(575,818)	0.69
Forfeited	(63,878)	0.58

Unvested, December 31, 2017	1,175,952	0.65

As of December 31, 2017, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	Intrinsic
Grant date	RSUs	(years)	Value
			$
December 16, 2016	634,294	0.96	438
December 15, 2017	541,658	1.96	374

	1,175,952	1.42	812

As of December 31, 2016, 8,374 RSUs had been vested and redeemed but not issued due to the timing of transferring them to the brokers designated by the related employees.  They were subsequently issued in January and February 2017.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2015, 212,803 RSUs had been vested but not redeemed.  In January 2016, 197,374 were redeemed for common shares while the balance of 15,429 were retained and not redeemed to pay the related taxes due on redemption.

Warrants

The warrants were issued in Canadian dollars and have been converted to their US$ equivalent for presentation purposes. The First Loan Facility with RMB Australia Holdings account for the warrants.

Activity with respect to warrants is summarized as follows:

	Number	Weighted-
	of	average
	Warrants	exercise price
		$
Outstanding, December 31, 2014	8,374,112	1.20

Expired	(150,000)	0.89

Outstanding, December 31, 2015	8,224,112	1.71

Expired	(2,379,545)	1.34

Outstanding, December 31, 2016	5,844,567	1.02

Outstanding, December 31, 2017	5,844,567	0.97

As of December 31, 2017, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
0.96	4,294,167	0.5	-	24-Jun-18
1.00	1,550,400	0.7	-	27-Aug-18

0.97	5,844,567	0.5	-

Share-based compensation expense

Stock-based compensation expense was $0.9 million, $0.9 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2017, there was approximately $1.1 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.6 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.3 years and 1.4 years, respectively.

Cash received from stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.5 million, less than $0.1 million and $0.4 million, respectively.

Fair Value Calculations

The initial fair value of RSUs, options and warrants granted during the years ended December 31, 2017, 2016 and 2015 was determined using the Black-Scholes option pricing model with the following assumptions:

	2017	2016	2015

Expected option life (years)	3.73-3.74	3.72	3.6-3.67
Expected volatility	56-57%	57%	55-57%
Risk-free interest rate	1.0%-1.6%	1.0%	0.5-0.7%
Forfeiture rate (options)	5.3%-6.0%	5.6%	4.9-5.0%
Forfeiture rate (RSUs)	6.1%	6.2%	7.2-8.3%
Expected dividend rate	0%	0%	0%

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

The fair value used for each RSU issued in 2017 and 2016 was CAD$0.90 and CAD $0.73, respectively. Those issued in 2015 ranged from CAD $0.80 to CAD $1.22 per unit.  Each of the issuance prices were the closing prices of the stock on the TSX as of the trading day immediately preceding the grant date.

14.Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. In 2016, the Company also sold deliveries under two of its contracts to a third-party trader. The income was deferred at the time and recognized when the respective deliveries were completed.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue consists of:

	Year ended December 31,
	2017		2016
	$		$
Sale of produced inventory
Company A	7,821	20.4%	-	0.0%
Company B	3,141	8.2%	12,741	46.7%
Company C	1,777	4.6%	-	0.0%
Company D	-	0.0%	6,375	23.3%
Company E	-	0.0%	3,075	11.2%
	12,739	33.2%	22,191	81.3%
Sales of purchased inventory
Company B	10,212	26.6%	-	0.0%
Company C	15,340	40.0%	-	0.0%
	25,552	66.6%	-	0.0%

Total sales	38,291	99.8%	22,191	81.3%

Disposal fee income	77	0.2%	29	0.1%
Recognition of revenue from sale of deliveries under assignment	-	0.0%	5,085	18.6%

	38,368	100.0%	27,305	100.0%

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

15.  Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	December 31, 2017	December 31, 2016	December 31, 2015
	$	$	$
Cash and cash equivalents	3,879	1,552	1,442
Restricted cash	7,558	7,557	7,557

	11,437	9,109	8,999

16.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $10.8 million at risk at December 31, 2017 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2017.

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

As at December 31, 2017, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.3 million which are due within normal trade terms of generally 30 to 60 days,

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

notes payable which will be payable over periods of 0 to 5 years, and asset retirement obligations with estimated completion dates until 2033.

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

Currency risk

The Company maintains a balance of less than $0.3 million in foreign currency resulting in a low currency risk.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have 0.1 impact for the year ended December 31, 2017. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

17.Commitments

Under the terms of its operating lease for vehicles and the office premises in Casper, Wyoming, the Company is committed to minimum annual lease payments as follows:

Year ended December 31,	$
2018	352
2019	95
2020 and thereafter	-
447

Rent expense under these agreements was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2017

(expressed in thousands of U.S. dollars unless otherwise indicated)

Principal payments required under debt agreements are as follows:

Year ended:
31-Dec-18	4,895
31-Dec-19	5,183
31-Dec-20	5,487
31-Dec-21	4,326
19,891

Off Take Sales Agreements

As of December 31, 2017, we have multiple off take sales agreements with various U.S. utilities. These agreements were completed between 2012 and 2015 for deliveries between 2018 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2018	470,000 pounds
2019	540,000 pounds
2020	390,000 pounds
2021	190,000 pounds