Form 10-Q
period 2018-03-31
UR-ENERGY INC
filed 2018-05-04
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of May 3, 2018, there were 146,715,824 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

UR-ENERGY INC.

When we use the terms “Ur-Energy,” “we,” “us,” or “our,” or the “Company” we are referring to Ur-Energy Inc. and its subsidiaries, unless the context otherwise requires. Throughout this document we make statements that are classified as “forward-looking.” Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” section below for an explanation of these types of assertions.

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek; (ii) anticipated production of Lost Creek for 2018 and timing for bringing on the additional header house in Mine Unit 2; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the potential of our exploration and development projects; (vi) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vii) the outcome of our forecasts and production projections; (viii) resolution of the continuing challenges within the uranium market, including supply and demand projections; (ix) the outcome of the Department of Commerce Section 232 investigation, including whether the Secretary of Commerce will make a recommendation to the U.S. President, and the nature of the recommendation, whether the President will act on the recommendation and, if so, the nature of the action and remedy; (xii) the expected benefits of the proposed remedies in the trade action; and (xiii) the expected impacts of any remedial measures from the Section 232 action on U.S. production and the U.S. uranium mining industry. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources; recovery rates; grades; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended;

risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 2, 2018.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents (note 3)	9,169	3,879
Accounts receivable	51	33
Inventory (note 4)	6,998	4,515
Prepaid expenses	979	741
	17,197	9,168
Restricted cash (note 5)	7,458	7,558
Mineral properties (note 6)	44,256	44,677
Capital assets (note 7)	26,538	26,961
	78,252	79,196
	95,449	88,364
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 8)	4,410	3,039
Current portion of notes payable (note 9)	4,844	4,774
Environmental remediation accrual	72	72
	9,326	7,885
Notes payable (note 9)	13,424	14,662
Asset retirement obligations (note 10)	27,162	27,036
	49,912	49,583
Shareholders' equity (note 11)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 146,599,652 at March 31, 2018 and 146,531,933 at December 31, 2017	177,122	177,063
Warrants	4,109	4,109
Contributed surplus	15,754	15,454
Accumulated other comprehensive income	3,642	3,663
Deficit	(155,090)	(161,508)
	45,537	38,781
	95,449	88,364

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board              /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

(expressed in thousands of U.S. dollars except for share data)

	Three months ended March 31,
	2018	2017

Sales (note 12)	19,672	14,828
Cost of sales	(9,758)	(6,295)
Gross profit	9,914	8,533

Operating Expenses
Exploration and evaluation	(766)	(912)
Development	(432)	(216)
General and administrative	(1,922)	(1,714)
Accretion of asset retirement obligations (note 10)	(126)	(132)
Income from operations	6,668	5,559
Net interest expense	(288)	(378)
Loss on equity investment	(1)	-
Foreign exchange gain	6	8
Other income	33	-
Net income for the period	6,418	5,189

Income per common share
Basic	0.04	0.04
Diluted	0.04	0.03
Weighted average number of common shares outstanding
Basic	146,568,609	145,324,153
Diluted	147,821,876	149,901,327

COMPREHENSIVE INCOME
Net income for the period	6,418	5,189
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	(21)	(11)
Comprehensive income for the period	6,397	5,178

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2017	146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781

Exercise of stock options	67,719	59	-	(17)	-	-	42
Redemption of vested RSUs	-	-	-	(13)	-	-	(13)
Non-cash stock compensation	-	-	-	330	-	-	330
Net income and comprehensive loss	-	-	-	-	(21)	6,418	6,397

Balance, March 31, 2018	146,599,652	177,122	4,109	15,754	3,642	(155,090)	45,537

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2018	2017
Cash provided by
Operating activities
Net income for the period	6,418	5,189
Items not affecting cash:
Stock based expense	330	287
Depreciation and amortization	906	1287
Accretion of asset retirement obligations	126	132
Amortization of deferred loan costs	29	29
Gain on disposition of assets	(2)	-
Gain on foreign exchange	(6)	(8)
Change in non-cash working capital items:
Accounts receivable	(18)	(2)
Inventory	(2,483)	(1,652)
Prepaid expenses	87	87
Accounts payable and accrued liabilities	1,047	1,217
	6,434	6,566

Investing activities
Mineral property costs	(14)	-
Purchase of capital assets	(46)	(10)
	(60)	(10)

Financing activities
Issuance of common shares for cash	-	1,169
Share issue costs	-	(43)
Proceeds from exercise of stock options	42	349
RSUs redeemed to pay withholding or paid in cash	(13)	(53)
Repayment of debt	(1,198)	(1,131)
	(1,169)	291

Effects of foreign exchange rate changes on cash	(15)	(6)

Net change in cash, cash equivalents and restricted cash	5,190	6,841
Beginning cash, cash equivalents and restricted cash	11,437	9,109
Ending cash, cash equivalents and restricted cash (note 13)	16,627	15,950

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

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

2.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of United States generally accepted accounting principles (“US GAAP”) for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2016. We apply the same accounting policies as in the prior year other than as noted below.  The year-end balance sheet data were derived from the audited financial statements and certain information and footnote disclosures required by US GAAP have been condensed or omitted.

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018.  As at March 31, 2018, the Company’s only leases are for vehicles, equipment, and office space in one location.  The Casper office and copier leases are the only leases currently remaining in effect as of the date of implementation of the standard.  We have gathered the necessary information for proper disclosure of that lease once the ASU is effective.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

We will continue to monitor any new leases to ensure that we have all the information necessary to handle the transition to the new standard and properly report the transactions.  We do not anticipate the new standard will affect our net income materially, but will result in additional fixed assets and the related lease liabilities.

New accounting pronouncements which were implemented this year

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective January 1, 2018. .  The Company purchases and produces U3O8 and recognizes revenue at point of sale so revenue will continue to be recognized at that point under the new standard.  The adoption of the new standard had no impact on either our current or prior revenue recognition processes or reporting, which, electing the retrospective basis for implementing the standard, results in no changes to prior financial reporting.  In addition, there is no change in our revenue recognition treatment in the current period.

Our revenues are primarily derived from the sale of U3O8 under either long-term (delivery in typically two to five years) or spot (immediate delivery) contracts with our customers. The contracts specify the quantity to be delivered, the price or specific calculation method of the price, payment terms and the year(s) of the delivery. There may be some variability in the dates of the delivery or the quantity to be delivered depending on the contract, but those issues are addressed before the delivery date.  On the date of the delivery, we receive notice from the storage facility of the transfer of material at which point we invoice the customer and record the sale.

We also receive a small amount of revenue from disposal fees. We have contracts with our customers which specify the type and volume of material which can be disposed. Monthly, we invoice those customers based on deliveries of material to the disposal site by the customer. Materials are measured and categorized at the time of delivery and verified by the customer. We recognize the revenue when the invoice is prepared at the end of the month in which the material was received.

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The Company adopted the amended Topic 825 effective January 1, 2018.  The adoption of this guidance had no effect on our financial statements or other financial reporting.

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	March 31, 2018	December 31, 2017
	$	$
Cash on deposit at banks	1,312	1,667
Money market funds	7,857	2,212

	9,169	3,879

4.  Inventory

The Company’s inventory consists of the following:

	As at
	March 31, 2018	December 31, 2017
	$	$
In-process inventory	416	315
Plant inventory	538	369
Conversion facility inventory	6,044	3,831

	6,998	4,515

In conjunction with our lower of cost or net realizable value calculations, the Company reduced the inventory valuation by $98 for the quarter ended March 31, 2018.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.    Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	March 31, 2018	December 31, 2017
	$	$

Money market account	7,458	7,458
Certificates of deposit	-	100

	7,458	7,558

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.0 million of coverage towards specific reclamation obligations are collateralized by $7.5 million of the restricted cash at March 31, 2018.

6.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$
Balance, December 31, 2017	11,810	19,701	13,166	44,677

Acquisition costs	-	-	14	14
Amortization	(435)	-	-	(435)

Balance, March 31, 2018	11,375	19,701	13,180	44,256

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

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

7.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	March 31, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,431	3,211	220	3,388	3,184	204
Enclosures	32,991	7,292	25,699	32,991	6,880	26,111
Machinery and equipment	1,237	679	558	1,237	663	574
Furniture, fixtures and leasehold improvements	119	106	13	119	104	15
Information technology	1,119	1,071	48	1,120	1,063	57

	38,897	12,359	26,538	38,855	11,894	26,961

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	March 31, 2018	December 31, 2017
	$	$
Accounts payable	1,088	840
Payroll and other taxes	2,221	1,224
Severance and ad valorem tax payable	1,101	975

	4,410	3,039

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing. Those fees amortizable within 12 months of March 31, 2018 are considered current.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	March 31, 2018	December 31, 2017
	$	$
Current debt
Sweetwater County Loan	4,965	4,895
Less deferred financing costs	(121)	(121)
	4,844	4,774

Long term debt
Sweetwater County Loan	13,728	14,996
Less deferred financing costs	(304)	(334)
	13,424	14,662

Schedule of payments on outstanding debt as of March 31, 2018:

Debt	Total	2018	2019	2020	2021	Maturity
	$	$	$	$	$
Sweetwater County Loan
Principal	18,693	3,697	5,183	5,487	4,326	01-Oct-21
Interest	2,077	753	752	447	125

Total	20,770	4,450	5,935	5,934	4,451

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

At March 31, 2018, the total undiscounted amount of the future cash needs was estimated to be $26.9 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 5 is related to the surety bonds which provide security to the governmental agencies on these obligations.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

	For the period ended
	March 31, 2018	December 31, 2017

	$	$
Beginning of period	27,036	26,061
Change in estimated liability	-	448
Accretion expense	126	527

End of period	27,162	27,036

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

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$
Balance, December 31, 2017	9,459,401	0.70

Granted	200,000	0.60
Exercised	(67,719)	0.61
Forfeited	(119,735)	0.74

Outstanding, March 31, 2018	9,471,947	0.68

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the three months ended March 31, 2018 was $0.2 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2018, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.60	452,232	0.1	-	452,232	0.1	-	25-Apr-18
0.96	100,000	0.3	-	100,000	0.3	-	01-Aug-18
0.93	715,236	0.7	-	715,236	0.7	-	27-Dec-18
1.30	100,000	1.0	-	100,000	1.0	-	31-Mar-19
0.79	754,110	1.7	-	754,110	1.7	-	12-Dec-19
0.88	200,000	2.2	-	200,000	2.2	-	29-May-20
0.67	617,654	2.4	-	617,654	2.4	-	17-Aug-20
0.62	1,021,690	2.7	-	1,021,690	2.7	-	11-Dec-20
0.57	2,674,875	3.7	92	2,059,127	3.7	71	16-Dec-21
0.79	300,000	3.9	-	162,000	3.9	-	02-Mar-22
0.57	200,000	4.4	7	-	-	-	07-Sep-22
0.70	2,136,150	4.7		120,000	4.7		15-Dec-22
0.60	200,000	5.0	-	-	-	-	30-Mar-23

0.68	9,471,947	3.1	99	6,302,049	2.5	71

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.77 as of the last trading day in the period ended March 31, 2018, that would have been received by the option holders had they exercised their options as of that date.  The total number of in-the-money stock options outstanding as of March 31, 2018 was 2,874,875. The total number of in-the-money stock options exercisable as of March 31, 2018 was 2,059,127.

We elect to estimate the number of awards expected to vest in lieu of accounting for forfeitures when they occur.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”).  The RSU Plan was approved by our shareholders most recently on May 5, 2016.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU Plan include directors and employees of the Company. RSUs in a grant redeem on the second anniversary of the grant.  Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2017	1,175,952	0.65

Vested	(80,514)	0.70

Unvested, March 31, 2018	1,095,438	0.63

As of March 31, 2018, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	intrinsic
Grant date	RSUs	(years)	value
			$
December 16, 2016	591,404	0.71	361
December 15, 2017	504,034	1.71	307

	1,095,438	1.42	668

As of March 30, 2018, one of our directors retired.  Under the terms of our RSU Plan, his 62,000 outstanding RSUs automatically vest.  The compensation committee will determine if he will receive stock or cash for the units redeemed in accordance with the redemption dates as set forth in the Plan.

Warrants

The following represents warrant activity during the period ended March 31, 2018:

	Number	Weighted-
	of	average
	warrants	exercise price
		$
Outstanding, December 31, 2017	5,844,567	0.94

Outstanding, March 31, 2018	5,844,567	0.94

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2018, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
0.93	4,294,167	0.2	-	24-Jun-18
0.97	1,550,400	0.4	-	27-Aug-18

0.94	5,844,567	0.3	-

Share-based compensation expense

Share-based compensation expense was $0.4 million for the three months ended March 31, 2018 and $0.3 million for the three months ended March 31, 2017.

As of March 31, 2018, there was approximately $0.9 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.6 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.3 years and 1.4 years, respectively.

Cash received from stock options exercised totaled less than $0.1 million for the three months ended March 31, 2018 and $0.3 million for the three months ended March 31, 2017.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no RSUs granted in either the three months ended March 31, 2018 or the three months ended March 31, 2017, nor were there any options

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

granted in the three months ended March 31, 2017.  The assumptions used for the options granted during the three months ended March 31, 2018 were as follows:

Three months ended March 31,
2018
Expected option life (years)	3.74
Expected volatility	54.59%
Risk-free interest rate	1.90%
Expected dividend rate	0%
Forfeiture rate	6.0%

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

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sales consist of:

	Three months ended March 31,
	2018		2017
	$		$
Sale of produced inventory
Company A	237	1.2%	-	0.0%
Company B	-	0.0%	3,141	21.2%
	237	1.2%	3,141	21.2%
Sales of purchased inventory
Company C	15,636	79.5%	8,537	57.6%
Company B	3,790	19.3%	3,141	21.2%
	19,426	98.8%	11,678	78.8%

Total sales	19,663	100.0%	14,819	100.0%

Disposal fee income	9	0.0%	9	0.0%

	19,672	100.0%	14,828	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

13.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	March 31, 2018	March 31, 2017
	$	$
Cash and cash equivalents	9,169	8,393
Restricted cash	7,458	7,557

	16,627	15,950

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

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S.. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $16.0 million at risk at March 31, 2018 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2018.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at March 31, 2018, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.5 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of four years.

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc., as amended August 2017, under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. We have not used the facility in 2018.  During 2017, we sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

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

March 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the three months ended March 31, 2018 or the comparable three months in 2017. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S.. We are operating our first in situ recovery uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 2, 2018.

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

In February, we implemented a limited reduction in labor force, which will serve to further streamline our operations and is expected to reduce our labor costs by approximately $0.6 million per year.

Trade Action

In response to the challenges of uranium market conditions, primary among them foreign imports to the U.S. emanating from state-sponsored producers in Russia, Kazakhstan and Uzbekistan in January 2018, Ur-Energy USA and Energy Fuels Resources (USA) Inc. (Energy Fuels) initiated a trade action with the U.S. Department of Commerce pursuant to Section 232 of the Trade Expansion Act. We chose this statutory framework for relief because we recognized that the current imbalance in the U.S. uranium market has created a very real threat to our national security.

On January 16, 2018, we announced the filing of a Petition for Relief with the U.S. Department of Commerce under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security. The Petition, which was filed jointly with Energy Fuels, describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the Administration's Buy American Policy. We await the initiation of the investigation by the Department of Commerce. There can be no certainty of the outcome of the Department of Commerce investigation or the recommendation of the Secretary of Commerce, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain.

Changes to Board of Directors

During the quarter, we announced the retirement of Paul Macdonell from our Board of Directors. Mr. Macdonell has been a board member since the inception of our company in 2004.  Replacing him on our board is Rob Chang.  Rob Chang has 23 years of experience in the financial services industry. Mr. Chang is currently the Chief Financial Officer of Riot Blockchain, Inc. Prior to his current position, he most recently served as the Managing Director and Head of Metals & Mining at Cantor Fitzgerald where he provided research coverage in precious metals, base metals, lithium, and uranium. He is familiar with the uranium mining industry, and is considered a subject matter expert by several media outlets. Mr. Chang previously served as a Director of Research and Portfolio Manager at Middlefield Capital, a Canadian investment firm which managed $3 billion in assets. Mr. Chang completed his MBA at the University of Toronto's Rotman School of Management. Mr. Macdonell’s retirement and Mr. Chang’s appointment were effective March 30, 2018.

Mineral Rights and Properties

Eleven of our thirteen U.S. properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently we control nearly 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 37,500 acres (15,530 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Additionally, in the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,500 Company-controlled acres.  Finally, we have approximately 2,100 acres in the Excelsior Mountains in Nevada.

Lost Creek Property

For the three months ended March 31, 2018, sales from U3O8 produced at Lost Creek totaled 10,000 pounds. The Company also sold 370,000 pounds of purchased U3O8.   In total, 380,000 pounds at an average price of $51.74 were sold for revenues of $19.7 million. The Results of Operations are detailed further below.

Development and Operations at Lost Creek

Production during the first quarter continued from Mine Unit 1 (MU1) as well as Mine Unit 2 (MU2).  The second of three MU2 header houses was brought into operation in January allowing for captured production above the required rate to meet the projected level of 250,000 to 300,000 pounds for the year.   The third MU2 header house, planned for production in 2018, is nearing completion and will likely come online in early May.  Processing, drying and shipping also kept pace with production allowing for continued growth in our inventory at the convertor.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East project immediately adjacent to the Lost Creek project. Approval will include an aquifer exemption. Reviews by both the NRC and WDEQ were commenced and, in September 2015, the BLM issued a Notice of Intent to prepare an environmental impact statement for the amendments. We have responded to additional comments from the agencies, as part of the review process. At this time, all of those applications continue through the regulatory process, except we have recently withdrawn the application insofar as it relates to two of the eleven projected mine units – those for the KM Horizon at Lost Creek. This change should not delay the completion of the permitting process with respect to the LC East Project (nine mine units total).  It is anticipated that permits and authorizations will be completed in 2018.

Shirley Basin Project

WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin, which was submitted in December 2015. Work is well underway on other applications for all necessary authorizations to mine at Shirley Basin as well as initial engineering evaluations, designs and studies. We have monitored the development of the Wyoming “agreement state” program, by which the NRC will delegate its authority for source material licensure and other radiation safety issues to the WDEQ. We understand that the development of the Uranium Recovery Program (“URP”) remains on schedule for full implementation and transition likely occurring in 2018. Based upon that timing, we currently anticipate submitting our application for a source material license for Shirley Basin to the State URP in 2018.

Excel Gold Project

In January 2018, we announced the acquisition of a gold exploration project in west-central Nevada, currently  comprising 102 federal lode mining claims (approximately 2,100 acres). The Excel Project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts. We became aware of the mineral potential of this project area from exploration data contained within the large geologic database acquired as a part of our 2013 purchase of Pathfinder. Compiled from several decades of exploration work by major mining companies, the database contains valuable information on hundreds of mineral deposits and historical exploration and development programs in more than 20 states in the U.S. In this instance, we identified an exploration program in the area of the Excel Project which encountered high-grade gold and silver assays from trenching activities. Company geologists conducted geologic literature research and field examinations, resulting in the initiation of land acquisition activities in March 2017. Once a land position was obtained, rock sampling and geochemical soil sampling programs were conducted. We continue to review and analyze the assay results from the sampling programs, and are considering all alternatives to advance and/or monetize this new exploration project, including further exploration drilling, identifying a venture partner, or through a sale process.

Results of Operations

U3O8 Production and Sales

During the three months ended March 31, 2018, a total of 84,047 pounds of U3O8 were captured within the Lost Creek plant. 79,961 pounds were packaged in drums and 73,515 pounds of the drummed inventory were shipped to the conversion facility. We sold 380,000 pounds of U3O8 during the period of which 370,000 pounds were purchased. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2018 Q1	2017 Q4	2017 Q3	2017 Q2

Pounds captured	lb	84,047	67,982	52,812	65,257
Ad valorem and severance tax	$000	$179	$160	$119	$227
Wellfield cash cost (1)	$000	$671	$686	$743	$599
Wellfield non-cash cost (2)	$000	$403	$575	$730	$780
Ad valorem and severance tax per pound captured	$/lb	$2.13	$2.35	$2.25	$3.48
Cash cost per pound captured	$/lb	$7.98	$10.09	$14.07	$9.18
Non-cash cost per pound captured	$/lb	$4.79	$8.44	$13.82	$11.95

Pounds drummed	lb	79,961	60,461	48,336	70,833
Plant cash cost (3)	$000	$1,226	$1,210	$1,120	$1,267
Plant non-cash cost (2)	$000	$492	$493	$494	$491
Cash cost per pound drummed	$/lb	$15.33	$20.01	$23.17	$17.93
Non-cash cost per pound drummed	$/lb	$6.15	$8.15	$10.20	$6.93

Pounds shipped to conversion facility	lb	73,515	73,367	36,797	74,406
Distribution cash cost (4)	$000	$19	$48	$24	$26
Cash cost per pound shipped	$/lb	$0.26	$0.65	$0.65	$0.35

Pounds purchased	lb	370,000	-	109,000	210,000
Purchase costs	$000	$9,251	$-	$2,196	$4,870
Cash cost per pound purchased	$/lb	$25.00	$-	$20.15	$23.19

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

Production levels during the current quarter continued to increase as our new MU2 header houses came on line.  Generally, our production was limited reflecting our deliberate restriction of production in light of the persistently weak uranium market. Total production costs, decreased 6% in 2018 Q1 compared to 2017 Q4 and 7% compared to 2017 Q3.  The decrease resulted from a combination of certain non-recurring charges not being repeated and the previously announced cost reduction efforts.

Pounds captured increased 16,065 pounds from 2017 Q4 as the second header house in MU2 started up during the period and added to the total production for the quarter.  Total wellfield costs decreased $168 thousand during the quarter.  Ad valorem and severance taxes increased due to higher production rates.  Wellfield cash costs decreased during the quarter due to the reduction in force which occurred in February.  Because of the increase in production combined with the lower costs, the wellfield cash cost per pound captured decreased $2.11 per pound in 2018 Q1. Wellfield non-cash costs are generally fixed although they have been declining as various reclamation and smaller assets are becoming fully depreciated. The related wellfield non-cash cost per pound captured therefore decreased $3.65 per pound.

Pounds drummed increased 19,500 pounds in 2018 Q1 over 2017 Q4 commensurate with the increase in pounds captured.  Total plant costs increased $15 thousand during the quarter due to higher fuel and chemical costs.  Because of the increase in pounds drummed, the plant cash cost per pound drummed decreased $4.68 per pound during the quarter. Plant non-cash costs are fixed so the related plant non-cash cost per pound drummed also decreased $2.00 per pound because of the increase in pounds drummed.

Pounds shipped remained relatively constant as two truckloads totaling 73,515 pounds were shipped in 2018 Q1.  Distribution costs in 2018 Q1 were slightly lower than the previous quarter as no barrels were purchased and assay penalties continued their steady decline since production was initiated. The distribution cash cost per pound decreased $0.39 per pound shipped during the quarter.

Sales and cost of sales	Unit	2018 Q1	2017 Q4	2017 Q3	2017 Q2

Pounds sold	lb	380,000	-	289,000	241,000
U3O8 sales	$000	$19,663	$-	$11,674	$11,797
Average contract price	$/lb	$52.50	$-	$40.39	$48.95
Average spot price	$/lb	$23.75	$-	$-	$-
Average price per pound sold	$/lb	$51.74	$-	$40.39	$48.95

U3O8 cost of sales (1)	$000	$9,758	$376	$11,157	$6,573
Ad valorem and severance tax cost per pound sold	$/lb	$2.30	$-	$3.15	$4.26
Cash cost per pound sold	$/lb	$31.20	$-	$29.11	$31.54
Non-cash cost per pound sold	$/lb	$17.20	$-	$17.52	$19.13
Cost per pound sold - produced	$/lb	$50.70	$-	$49.78	$54.93
Cost per pound sold - purchased	$/lb	$25.00	$-	$20.15	$23.19
Average cost per pound sold	$/lb	$25.68	$-	$38.61	$27.26

U3O8 gross profit	$000	$9,905	$(376)	$517	$5,224
Gross profit per pound sold	$/lb	$26.06	$-	$1.78	$21.68
Gross profit margin	%	50.4%	0.0%	4.4%	44.3%

Ending Inventory Balances
Pounds
In-process inventory	lb	28,937	26,796	22,306	19,010
Plant inventory	lb	15,504	9,043	21,948	10,446
Conversion facility inventory	lb	159,296	94,077	17,813	160,094
Total inventory	lb	203,737	129,916	62,067	189,550

Total cost
In-process inventory	$000	$416	$315	$221	$352
Plant inventory	$000	$538	$369	$824	$479
Conversion facility inventory	$000	$6,044	$3,831	$675	$6,620
Total inventory	$000	$6,998	$4,515	$1,720	$7,451

Cost per pound
In-process inventory	$/lb	$14.38	$11.76	$9.92	$18.46
Plant inventory	$/lb	$34.70	$40.81	$37.53	$45.85
Conversion facility inventory	$/lb	$37.94	$40.72	$37.89	$41.35

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

U3O8 sales of $19.7 million for 2018 Q1 were based on selling 380,000 pounds at an average price of $51.74.  We made one spot sale during the quarter for 10,000 pounds at $23.75 to establish our taxation basis for calculating severance and ad valorem taxes. The 370,000 pounds sold under term contracts were purchased for an average price of $25.00 per pound.  For the quarter, our cost of sales totaled $9.8 million at an average cost of $25.68 per pound.

On a cash basis, the average cost per pound sold was $25.16, which yielded average cash margins of $26.58 per pound and generated cash gross profits of $10.1 million during the quarter. The average cash cost per pound sold was composed of produced and purchased pounds. The cash cost per produced pound sold was $31.20 and the cash cost per purchased pound sold was $25.00.

Due to our increased production volumes during the quarter, we recognized smaller lower of cost or net realizable value adjustments as compared to previous quarters.  These costs are included in our cost of sales for the period and reduced the reported gross profit for the period by $99 thousand. Total gross profit was $9.9 million, or a gross profit margin of approximately 50%.

At the end of the quarter, we had approximately 159,296 pounds of  U3O8 at the conversion facility at an average cost per pound of $37.94. We intend to sell this product into our lower priced 2019 term contracts in 2019.  While this assumption did increase the non-cash, net realizable value adjustment for the quarter, it will also lower the actual cash paid out for 2019 severance and ad valorem taxes, which are based on the sales value of the product.

The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	31-Mar-18	31-Dec-17	30-Sep-17	30-Jun-17
Ad valorem and severance tax cost per pound	$/lb	$1.66	$1.65	$2.41	$2.82
Cash cost per pound	$/lb	$23.88	$25.31	$22.47	$24.62
Non-cash cost per pound	$/lb	$12.40	$13.76	$13.01	$13.91
Total cost per pound	$/lb	$37.94	$40.72	$37.89	$41.35

The cost per pound in ending inventory at the conversion facility has fluctuated during recent quarters, but the fluctuation is primarily the result of the changes in production rate. As it takes time for the prices to move through the in-process, plant and conversion facility inventories, a change in production may not affect the conversion facility inventory valuation for several months. Our costs per pound have been higher than in previous years which reflects our deliberate restriction of production considering the persistently weak uranium  market. While the cost per pound is higher than the current spot market price, it is projected to be sold into existing term contracts at prices greater than the current carrying amount.

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

Average Price Per Pound Sold Reconciliation	Unit	2018 Q1	2017 Q4	2017 Q3	2017 Q2

Sales per financial statements	$000	$19,672	$26	$11,693	$11,821
Less disposal fees	$000	$(9)	$(26)	$(18)	$(24)
U3O8 sales	$000	$19,663	$-	$11,675	$11,797

Pounds sold - produced	lb	10,000	-	180,000	31,000
Pounds sold - purchased	lb	370,000	-	109,000	210,000
Total pounds sold	lb	380,000	-	289,000	241,000

Average price per pound sold	$/lb	$51.74	$-	$40.40	$48.95

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

Total Cost Per Pound Sold Reconciliation	Unit	2018 Q1	2017 Q4	2017 Q3	2017 Q2

Ad valorem & severance taxes	$000	$179	$160	$119	$227
Wellfield costs	$000	$1,074	$1,260	$1,473	$1,379
Plant and site costs	$000	$1,718	$1,703	$1,614	$1,761
Distribution costs	$000	$19	$48	$24	$26
Inventory change	$000	$(2,483)	$(2,795)	$5,731	$(1,690)
Cost of sales - produced	$000	$507	$376	$8,961	$1,703
Cost of sales - purchased	$000	$9,251	$—	$2,196	$4,870
Total cost of sales	$000	$9,758	$376	$11,157	$6,573

Pounds sold produced	lb	10,000	-	180,000	31,000
Pounds sold purchased	lb	370,000	-	109,000	210,000
Total pounds sold	lb	380,000	-	289,000	241,000

Average cost per pound sold - produced (1)	$/lb	$50.70	$-	$49.78	$54.93
Average cost per pound sold - purchased	$/lb	$25.00	$-	$20.15	$23.19
Total average cost per pound sold	$/lb	$25.68	$-	$38.61	$27.27

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

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following tables summarize the results of operations for the three months ended March 31, 2018 and 2017 (in thousands of U.S. dollars):

	Three months ended March 31,
	2018	2017
	$	$

Sales	19,672	14,828
Cost of sales	(9,758)	(6,295)
Gross profit	9,914	8,533
Exploration and evaluation expense	(766)	(912)
Development expense	(432)	(216)
General and administrative expense	(1,922)	(1,714)
Accretion expense	(126)	(132)
Net profit from operations	6,668	5,559
Net interest expense	(288)	(378)
Loss from equity investment	(1)	-
Foreign exchange loss	6	8
Other income	33	-
Net income	6,418	5,189

Income per share – basic	0.04	0.04

Income per share – diluted	0.04	0.03

Revenue per pound sold	51.74	59.28

Total cost per pound sold	25.68	25.18

Gross profit per pound sold	26.06	34.10

Sales

We sold a total of 380,000 pounds of U3O8 during the three months ended March 31, 2018 for an average price of $51.74 per pound and 250,000 pounds of U3O8 during the three months ended March 31, 2017 for an average price of $59.28 per pound.   The 2018 sales included term contract sales of 370,000 pounds, all from purchased inventory at an average price of $52.50 and one spot sale of 10,000 pounds of produced inventory for $23.75 per pound.

Cost of Sales

For the three months ended March 31, 2018, our cost per pound sold for produced inventory increased $5.10 compared to the same period in 2017. This increase is a function of the reduced production rates discussed above.  In 2018, we purchased 370,000 pounds of uranium for the three month period at average cost of $25.00 per pound.  Our average cost per pound sold was $25.68 for the quarter ended March 31, 2018, which represents an increase of $0.50 per pound as compared to the same three month period in 2017.

Gross Profit

Our gross profit from the sale of uranium totaled $9.9 million for the three months ended March 31, 2018 and represented a gross profit of $26.06 per pound, or 50% gross profit margins.  This compares to 2017 Q1 where our gross profits totaled $8.5 million for the three months and represented a gross profit margin of 57.5%.

We have limited our development activities and thereby reduced production in light of the current depressed spot market, as discussed in previous filings.  While we have taken measures to reduce operating costs, most of our costs are relatively fixed at all production levels, so the reduced production directly relates to the increase in our cost per pound for produced product.  One of the largest costs we cannot reduce is our non-cash costs for depreciation and amortization.  As we do not have reserves and are therefore an exploration company under the guidelines of the U.S. Securities and Exchange Commission, we cannot use production or mineralization as a basis for calculating depreciation or amortization. As a result, our expense for those items are the same now as they were when our production rate was significantly higher. Currently, these non-cash costs total $0.9 million for the three months ended March 31, 2018.

Because of the fixed nature of our costs, our inventory cost exceeded the net realizable value of the inventory. Accordingly, we reduced the inventory cost by $0.1 million for the quarter. These costs are added to the cost of sales calculations for our produced product for the quarter.

The net result is that while our overall production cost per pound has increased, much of that increase is due to the fixed nature of our costs such as the non-cash amortization of plant and mineral assets, and the inability to adjust the amortization to reflect current production.

Operating Expenses

Total operating expense for the three months ended March 31, 2018 was $3.1 million.  Operating expenses include exploration and evaluation expense, development expense, and G&A expense. These expenses increased by $0.3 million compared to the same period in 2017.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.8 million for the three month period ended March 31, 2018 and $0.9 million for the same period in 2017. All costs associated with the geology and geographic information systems departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category.  These costs are lower due to prior reductions in staff in these departments.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses increased by $0.2 million during the three months ended compared to the same periods in 2017.  The increase was primarily related to the construction of the third header house in MU2 and an increase in professional and governmental fees.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense increased $0.2 million for the quarter ended March 31, 2018 compared to 2017. The increase was mainly attributable to increased consulting and legal costs primarily related to the trade action.

Other Income and Expenses

Net interest expense declined $0.1 million during the three months ended March 31, 2018 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances of the Wyoming state loan.

Earnings per Common Share

The basic earnings per common share for the three months ended March 31, 2018 was $0.04 compared to basic earnings of $0.04 for 2017. For the three months ended March 31, 2018, there were 1,157,438 RSUs and 95,829 options included in the diluted earnings per share calculations.  For the three months ended March 31, 2017, there were 1,075,476 RSUs and 3,501,698 options included in the diluted earnings.  The result was diluted earnings per share of $0.04 and $0.03 for the respective periods.  Dilution from warrants was not included as the strike price exceeded the then current market price of the Common Shares.

Liquidity and Capital Resources

As of March 31, 2018, we had cash resources consisting of cash and cash equivalents of $9.2 million, an increase of $5.3 million from the December 31, 2017 balance of $3.9 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $6.4 million from operating activities during the three months ended March 31, 2018. During the same period, we used $0.1 million for investing activities and $1.2 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of March 31, 2018, the balance of the State Bond Loan was $18.7 million.

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our common shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or our senior and subordinated debt securities. The registration statement became effective September 12, 2014. The registration was renewed in 2017.

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc., as amended August 2017, under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. We have not used the facility in 2018.  During 2017, we sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

During 2018, a total of 67,719 stock options were exercised, which generated less than $0.1 million.

Collections from U3O8 sales for the three months ended March 31, 2018 totaled $19.7 million.

Operating activities generated cash of $6.4 million during the three months ended March 31, 2018 as compared to $6.6 million during the same period in 2017. The net income for the three months ended March 31, 2018 was $1.2 million greater than the corresponding income in 2017.

Investing activities during 2018 Q1 were minimal and related primarily to the acquisition of a man lift.

During the first three months of 2018, the Company used $1.2 million for principal payments on the Sweetwater debt.

Liquidity Outlook

As at May 2, 2018, our unrestricted cash position was $6.3 million. Our next contract sales are scheduled to take place in early June 2018.

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

Looking ahead

At the end of the first quarter of 2018, the average spot price of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, was approximately $21.05 per pound. Market fundamentals have not changed sufficiently to warrant the accelerated development of MU2. We anticipate completing the third planned header house in MU2 in early May 2018, which will allow us to meet our projected production level of 250,000 to 300,000 pounds drummed for the year.

Through March 31, 2018, we sold 370,000 pounds of U3O8 under term contracts at an average price of approximately $52.50 per pound and 10,000 pounds of U3O8  under a spot sale for $23.75 per pound.  We purchased 370,000 pounds at an average cost of $25.00 per pound. The remaining 10,000 pounds were delivered from our produced inventory. We have one final term contract sale for 100,000 pounds at $37.90 scheduled to take place in early June 2018 for which we have a U3O8  purchase contract for 90,000 pounds at $22.25 per pound.

We expect to bring the third MU2 header house on line in Q2 2018 and the production target for that same period is between 85,000 and 95,000 pounds U3O8 dried and drummed. Full year 2018 guidance, similar to 2017, estimates production of between 250,000 and 300,000 pounds, but our production rate may be adjusted based on operational matters and other indicators in the market.

As at May 2, 2018, our unrestricted cash position was $6.3 million.

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

As of March 31, 2018, the average current spot and long-term prices of U3O8 were $21.05 and $29.00, respectively. This compares to prices of $23.75 and $31.00 as of December 31, 2017. While prices have declined since December 31, there are several factors including a temporary halt to government sales of uranium into the market and announced reductions in production by major producers which may indicate an increase in the pricing at some point.

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

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018.  As at March 31, 2018, the Company’s only leases are for vehicles, equipment, and office space in one location.  The Casper office and copier leases are the only leases currently remaining in effect as of the date of implementation of the standard.  We have gathered the necessary information for proper disclosure of that lease once the ASU is effective.  We will continue to monitor any new leases to ensure that we have all the information necessary to handle the transition to the new standard and properly report the transactions.  We do not anticipate the new standard will affect our net income materially, but will result in additional fixed assets and the related lease liabilities.

New accounting pronouncements which were implemented this year

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective January 1, 2018. .  The Company purchases and produces U3O8 and recognizes revenue at point of sale so revenue will continue to be recognized at that point under the new standard.  The adoption of the new standard had no impact on either our current or prior revenue recognition processes or reporting, which, electing the retrospective basis for implementing the standard, results in no changes to prior financial reporting.  In addition, there is no change in our revenue recognition treatment in the current period.

Our revenues are primarily derived from the sale of U3O8 under either long-term (delivery in typically two to five years) or spot (immediate delivery) contracts with our customers. The contracts specify the quantity to be delivered, the price or specific calculation method of the price, payment terms and the year(s) of the delivery. There may be some variability in the dates of the delivery or the quantity to be delivered depending on the contract, but those issues are addressed before the delivery date.  On the date of the delivery, we receive notice from the storage facility of the transfer of material at which point we invoice the customer and record the sale.

We also receive a small amount of revenue from disposal fees. We have contracts with our customers which specify the type and volume of material which can be disposed. Monthly, we invoice those customers based on deliveries of material to the disposal site by the customer. Materials are measured and categorized at the time of delivery and verified by the customer. We recognize the revenue when the invoice is prepared at the end of the month in which the material was received.

In January 2016, the FASB issued ASU 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). The amendments in this ASU supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The Company adopted the amended Topic 825 effective January 1, 2018.  The adoption of this guidance had no effect on our financial statements or other financial reporting.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of May 3, 2018, we had outstanding 146,715,824 Common Shares and 9,019,715 options to acquire Common Shares.

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

Currency risk

At March 31, 2018, we maintained a balance of approximately $0.4 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $21.40 per pound as of May 3, 2018 as reported by TradeTech.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2018 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: May 4, 2018	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)