Form 10-Q
period 2018-06-30
UR-ENERGY INC
filed 2018-07-27
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of July 26, 2018,  there were 146,715,824 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek; (ii) the outcome of our forecasts and production projections, including the anticipated production of Lost Creek for 2018; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the potential of our exploration and development projects; (vi) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vii) resolution of the continuing challenges within the uranium market, including supply and demand projections;  (viii) the outcome of the Department of Commerce Section 232 investigation, including whether the Secretary of Commerce will make a recommendation to the U.S. President, and the nature of the recommendation, whether the President will act on the recommendation and, if so, the nature of the action and remedy; (ix) the expected benefits of the proposed remedies in the trade action; and (x) the expected impacts of any remedial measures from the Section 232 action on U.S. production and the U.S. uranium mining industry. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources; recovery rates; grades; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 2, 2018.

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

Canadian standards, including NI 43-101, differ significantly from the requirements of the U.S. Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-Q may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resource” does not equate to the term “reserves.” Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources,” “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with U.S. standards.

NI 43-101 Review of Technical Information: James A. Bonner, Ur-Energy Vice President Geology, P.Geo. and Qualified Person as defined by NI 43-101, reviewed and approved the technical information contained in this Form 10-Q.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents (note 3)	7,530	3,879
Accounts receivable	37	33
Inventory (note 4)	-	4,515
Prepaid expenses	777	741
	8,344	9,168
Long-term inventory (note 4)	9,804	-
Restricted cash (note 5)	7,459	7,558
Mineral properties (note 6)	43,871	44,677
Capital assets (note 7)	26,072	26,961
	87,206	79,196
	95,550	88,364
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 8)	2,654	3,039
Current portion of notes payable (note 9)	4,916	4,774
Environmental remediation accrual	72	72
	7,642	7,885
Notes payable (note 9)	12,167	14,662
Asset retirement obligations (note 10)	27,322	27,036
	47,131	49,583
Shareholders' equity (note 11)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 146,715,824 at June 30, 2018 and 146,531,933 at December 31, 2017	177,221	177,063
Warrants	1,006	4,109
Contributed surplus	19,061	15,454
Accumulated other comprehensive income	3,630	3,663
Deficit	(152,499)	(161,508)
	48,419	38,781
	95,550	88,364

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board               /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

(expressed in thousands of U.S. dollars except for share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Sales (note 12)	3,807	11,821	23,479	26,649
Cost of sales	(2,225)	(6,573)	(11,983)	(12,868)
Gross profit	1,582	5,248	11,496	13,781

Operating Expenses
Exploration and evaluation	(606)	(691)	(1,372)	(1,603)
Development	(440)	(1,829)	(872)	(2,045)
General and administrative	(1,098)	(963)	(3,020)	(2,677)
Accretion of asset retirement obligations (note 10)	(126)	(134)	(252)	(266)
Income (loss) from operations	(688)	1,631	5,980	7,190
Net interest expense	(261)	(353)	(549)	(731)
Loss on equity investment	(4)	-	(5)	-
Foreign exchange gain	4	(25)	10	(17)
Other income	3,540	63	3,573	63
Net income for the period	2,591	1,316	9,009	6,505

Income per common share
Basic	0.02	0.01	0.06	0.04
Diluted	0.02	0.01	0.06	0.04
Weighted average number of common shares outstanding
Basic	146,699,582	145,873,898	146,634,457	145,502,117
Diluted	148,495,249	151,669,010	148,430,124	151,297,229

COMPREHENSIVE INCOME
Net income for the period	2,591	1,316	9,009	6,505
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	(12)	29	(33)	18
Comprehensive income for the period	2,579	1,345	8,976	6,523

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2017	146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781

Exercise of stock options	183,891	162	-	(49)	-	-	113
Common shares issued for cash, net
of $4 of ATM renewal costs	-	(4)	-	-	-	-	(4)
Redemption of vested RSUs	-	-	-	(13)	-	-	(13)
Expiry of warrants	-	-	(3,103)	3,103	-	-	-
Non-cash stock compensation	-	-	-	566	-	-	566
Net income and comprehensive loss	-	-	-	-	(33)	9,009	8,976

Balance, June 30, 2018	146,715,824	177,221	1,006	19,061	3,630	(152,499)	48,419

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2018	2017
Cash provided by
Operating activities
Net income for the period	9,009	6,505
Items not affecting cash:
Stock based expense	566	506
Depreciation and amortization	1,805	2,538
Accretion of asset retirement obligations	252	266
Amortization of deferred loan costs	60	60
Provision for reclamation	-	(6)
Gain on monetization of contract	(3,540)	-
Gain on disposition of assets	(2)	-
Gain on foreign exchange	(11)	18
Other loss	5	-
Change in non-cash working capital items:
Accounts receivable	(4)	2
Inventory	(5,289)	(3,342)
Prepaid expenses	(186)	(45)
Accounts payable and accrued liabilities	(252)	235
	2,413	6,737

Investing activities
Mineral property costs	(15)	(6)
Proceeds from monetization of contract	3,540	-
Funding of equity investment	(4)	-
Purchase of capital assets	(44)	(107)
	3,477	(113)

Financing activities
Issuance of common shares for cash	-	1,169
Share issue costs	(4)	(43)
Proceeds from exercise of stock options	113	348
RSUs redeemed to pay withholding or paid in cash	(13)	(52)
Repayment of debt	(2,413)	(2,279)
	(2,317)	(857)

Effects of foreign exchange rate changes on cash	(21)	1

Net change in cash, cash equivalents and restricted cash	3,552	5,768
Beginning cash, cash equivalents and restricted cash	11,437	9,109
Ending cash, cash equivalents and restricted cash (note 13)	14,989	14,877

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

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

2.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of United States generally accepted accounting principles (“US GAAP”) for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2017.  We apply the same accounting policies as in the prior year other than as noted below.  The year-end balance sheet data were derived from the audited financial statements and certain information and footnote disclosures required by US GAAP have been condensed or omitted.

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018. As at June 30, 2018, the Company’s only leases are for vehicles, equipment, and office space in one location.
Based on the Company’s current leases, the Casper office and copier leases are the only leases that will remain in effect as of the date of implementation of the standard. We have gathered the necessary

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

information for proper disclosure of the office lease once the ASU is effective.  We will continue to monitor any new leases to ensure that we have all the information necessary to handle the transition to the new standard and properly report the transactions. We do not anticipate the new standard will affect our net income materially, but will result in additional fixed assets and related lease liabilities.

New accounting pronouncements which were implemented this year

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective January 1, 2018. .  The Company purchases and produces  U3O8 and recognizes revenue at point of transfer of control so revenue will continue to be recognized at that point under the new standard.  The adoption of the new standard had no impact on either our current or prior revenue recognition processes or reporting, which, electing the retrospective basis for implementing the standard, results in no changes to prior financial reporting.  In addition, there is no change in our revenue recognition treatment in the current period.

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

We also receive a small amount of revenue from disposal fees. We have contracts with our customers which specify the type and volume of material which can be disposed. Monthly, we invoice those customers based on deliveries of material to the disposal site by the customer. Materials are measured and categorized at the time of delivery and verified by the customer. We recognize the revenue at the end of the month in which the material was received.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	June 30, 2018	December 31, 2017
	$	$
Cash on deposit at banks	2,649	1,667
Money market funds	4,881	2,212

	7,530	3,879

4.  Inventory

The Company’s inventory consists of the following:

	As at
	June 30, 2018	December 31, 2017
	$	$
In-process inventory	518	315
Plant inventory	548	369
Conversion facility inventory	8,738	3,831

	9,804	4,515

The Company’s classification of its inventory as either short or long-term inventory requires it to estimate the portion of on-hand inventory that will be realized over the next 12 months and does not include inventories which are not expected to be both purchased and realized in cost of sales over the next 12 months.  As the Company has purchase contracts as of June 30, 2018 to acquire sufficient inventory to fulfill their contract deliveries in the next 12 months, the inventory as of June 30, 2018 is considered long-term.

In conjunction with our lower of cost or net realizable value calculations, the Company reduced the inventory valuation by $98 for the six months ended June 30, 2018.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.    Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	June 30, 2018	December 31, 2017
	$	$

Money market account	7,459	7,458
Certificates of deposit	-	100

	7,459	7,558

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.1 million of coverage towards specific reclamation obligations are collateralized by $7.4 million of the restricted cash at June 30, 2018.

6.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$
Balance, December 31, 2017	11,810	19,701	13,166	44,677

Acquisition costs	-	-	31	31
Change in estimated reclamation costs (note 10)	34		-	34
Amortization	(871)	-	-	(871)

Balance, June 30, 2018	10,973	19,701	13,197	43,871

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

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

7.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	June 30, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,432	3,239	193	3,388	3,184	204
Enclosures	32,991	7,705	25,286	32,991	6,880	26,111
Machinery and equipment	1,237	696	541	1,237	663	574
Furniture, fixtures and leasehold improvements	119	107	12	119	104	15
Information technology	1,121	1,081	40	1,120	1,063	57

	38,900	12,828	26,072	38,855	11,894	26,961

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	June 30, 2018	December 31, 2017
	$	$
Accounts payable	642	840
Payroll and other taxes	1,317	1,224
Severance and ad valorem tax payable	695	975

	2,654	3,039

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing. Those fees amortizable within 12 months of June 30, 2018 are considered current.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	June 30, 2018	December 31, 2017
	$	$
Current debt
Sweetwater County Loan	5,037	4,895
Less deferred financing costs	(121)	(121)
	4,916	4,774

Long term debt
Sweetwater County Loan	12,441	14,996
Less deferred financing costs	(274)	(334)
	12,167	14,662

Schedule of payments on outstanding debt as of June 30, 2018:

Debt	Total	2018	2019	2020	2021	Maturity
	$	$	$	$	$
Sweetwater County Loan
Principal	17,478	2,482	5,183	5,487	4,326	01-Oct-21
Interest	1,809	485	752	447	125

Total	19,287	2,967	5,935	5,934	4,451

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

At June 30, 2018, the total undiscounted amount of the future cash needs was estimated to be $27.0 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 5 is related to the surety bonds which provide security to the governmental agencies on these obligations.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

	For the period ended
	June 30, 2018	December 31, 2017

	$	$
Beginning of period	27,036	26,061
Change in estimated liability	34	448
Accretion expense	252	527

End of period	27,322	27,036

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

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$
Balance, December 31, 2017	9,459,401	0.70

Granted	200,000	0.60
Exercised	(183,891)	0.61
Forfeited	(184,548)	0.74
Expired	(336,060)	0.59

Outstanding, June 30, 2018	8,954,902	0.67

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the six months ended June 30, 2018 was $0.5 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2018, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.94	100,000	0.1	-	100,000	0.1	-	01-Aug-18
0.91	702,761	0.5	-	702,761	0.5	-	27-Dec-18
1.28	100,000	0.8	-	100,000	0.8	-	31-Mar-19
0.77	742,162	1.5	-	742,162	1.5	-	12-Dec-19
0.87	200,000	1.9	-	200,000	1.9	-	29-May-20
0.65	604,782	2.1	16	604,782	2.1	16	17-Aug-20
0.61	1,021,690	2.5	61	1,021,690	2.5	61	11-Dec-20
0.55	2,667,859	3.5	298	2,667,859	3.5	298	16-Dec-21
0.77	300,000	3.7	-	228,000	3.7	-	02-Mar-22
0.55	200,000	4.2	22	-		-	07-Sep-22
0.68	2,115,648	4.5		120,000	4.5		15-Dec-22
0.58	200,000	4.7	17	-		-	30-Mar-23

0.67	8,954,902	3.0	414	6,487,254	2.5	375

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.89 as of the last trading day in the period ended June 30, 2018, that would have been received by the option holders had they exercised their options as of that date.  The total number of in-the-money stock options outstanding as of June 30, 2018 was 4,694,331. The total number of in-the-money stock options exercisable as of June 30, 2018 was 4,294,331.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2017	1,175,952	0.65

Vested	(80,514)	0.63
Forfeited	(12,434)	0.63

Unvested, June 30, 2018	1,083,004	0.61

As of June 30, 2018, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	intrinsic
Grant date	RSUs	(years)	value
			$
December 16, 2016	584,096	0.46	397
December 15, 2017	498,908	1.46	339

	1,083,004	0.95	736

As of March 30, 2018, one of our directors retired.  Under the terms of our RSU Plan, his 62,000 outstanding RSUs automatically vest.  The compensation committee will determine if he will receive stock or cash for the units redeemed in accordance with the redemption dates as set forth in the Plan.

Warrants

The following represents warrant activity during the period ended June 30, 2018:

	Number	Weighted-
	of	average
	warrants	exercise price
		$
Outstanding, December 31, 2017	5,844,567	0.97

Expired	(4,294,167)	0.94

Outstanding, June 30, 2018	1,550,400	0.95

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2018, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
0.95	1,550,400	0.2	-	27-Aug-18

0.95	1,550,400	0.2	-

Share-based compensation expense

Share-based compensation expense was $0.4 million and $0.6 million for the three and six months ended June 30, 2018 and $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, there was approximately $0.7 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.4 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.4 years and 1.2 years, respectively.

Cash received from stock options exercised totaled $0.1 million for the three and six months ended June 30, 2018 and $Nil and $0.3 million for the three and six months ended June 30, 2017, respectively.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs.  There were no RSUs granted in either the six months ended June 30, 2018 or the six months ended June 30, 2017.  The assumptions used for the options granted during the six months ended June 30, 2018 and June 30, 2017 were as follows:

	Six months ended June 30,	Six months ended June 30,
	2018	2017
Expected option life (years)	3.74	3.70
Expected volatility	54.59%	57.45%
Risk-free interest rate	1.90%	1.00%
Expected dividend rate	0%	0%
Forfeiture rate	6.0%	5.4%

The Company estimates expected volatility using daily historical trading data of the Company’s Common Shares, because this is recognized as a valid method used to predict future volatility. The risk-free interest

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

Sales consist of:

	Six months ended June 30,
	2018		2017
	$		$
Sale of produced inventory
Company A	237	1.0%	-	0.0%
Company B	-	0.0%	3,141	11.8%
Company C	-	0.0%	1,777	6.7%
	237	1.0%	4,918	18.5%
Sales of purchased inventory
Company C	15,636	66.6%	15,340	57.6%
Company B	7,580	32.3%	6,358	23.8%
	23,216	98.9%	21,698	81.4%

Total sales	23,453	99.9%	26,616	99.9%

Disposal fee income	26	0.1%	33	0.1%

	23,479	100.0%	26,649	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

13.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	June 30, 2018	June 30, 2017
	$	$
Cash and cash equivalents	7,530	7,320
Restricted cash	7,459	7,557

	14,989	14,877

14.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $14.3 million at risk at June 30, 2018 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2018.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at June 30, 2018, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.1 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of approximately three years.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

On May 27, 2016, we entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc., as amended August 2017, under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. We have not used the facility in 2018.    During 2017, we sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.  In 2018, we paid additional fees for the renewal of the agreement.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing to which there is no assurance that such financing will be available at all or on terms acceptable to us.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the six months ended June 30, 2018 or the comparable six months in 2017. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process U3O8, for shipping to a third-party conversion facility to be weighed, assayed and stored until sold.

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

We have multiple U3O8  sales agreements in place into 2021 with various U.S. utilities for the sale of U3O8 at mid- and long-term contract pricing. Historically, the multi-year sales agreements have represented a portion of our planned production. Individually, term sales agreements do not represent a substantial portion of our annual projected production or operational budget, and our business is therefore not substantially dependent upon any one of the agreements. More recently, in 2017 and 2018, we purchased U3O8 and delivered the product into our sales contracts. With commitments in place to purchase product for delivery into our 2019 sales contracts, our Lost Creek production inventory is expected to increase unless market or other conditions warrant sales at spot pricing or we reach agreement for additional term agreements.

Trade Action

In response to the challenges of uranium market conditions, primary among them foreign imports to the U.S. emanating from state-sponsored producers in Russia, Kazakhstan, and Uzbekistan in January 2018, Ur-Energy USA and Energy Fuels Resources (USA) Inc. (Energy Fuels) initiated a trade action with the U.S. Department of Commerce pursuant to Section 232 of the Trade Expansion Act. We chose this statutory framework for relief because we recognized that the current imbalance in the U.S. uranium market has created a very real threat to our national security.

On January 16, 2018, we announced the filing with the U.S. Department of Commerce (DOC) of a Petition for Relief Under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security. The Petition, filed jointly with Energy Fuels, describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China represent a threat to U.S. national security. On July 18, 2018, DOC announced it has initiated an “investigation into whether the present quantity and circumstances of uranium ore and product imports into the United States threaten to impair national security. The investigation will canvass the entire uranium sector from the mining industry through enrichment, defense, and industrial consumption.”

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

Lost Creek Property

For the three months ended June 30, 2018,  we sold  100,000 pounds of purchased U3O8 at an average price of $37.90 for revenues of $3.8 million. In addition, during the quarter, we monetized the present value from portions of agreements with one of our utility customers related to 165,000 pounds of U3O8 to be delivered in 2021,  which generated a gain of $3.5 million. The Results of Operations are detailed further below.

Development and Operations at Lost Creek

Production during the second quarter continued from Mine Unit 1 (MU1) as well as Mine Unit 2 (MU2).  The third of three MU2 header houses was brought into operation in May allowing us to maintain production at a rate sufficient to meet the projected level of 250,000 to 300,000 pounds for the year. Processing, drying and shipping also kept pace with production allowing for continued growth in our inventory at the convertor.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East project immediately adjacent to the Lost Creek project. Reviews by the NRC,  WDEQ and BLM continue to progress, including the routine exchange of comments and responses to request for additional information. We anticipate that permits and authorizations will be completed in 2018 or early 2019.

Shirley Basin Project

WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin, which was submitted in December 2015. Work is well underway on other applications for all necessary authorizations to mine at Shirley Basin as well as initial engineering evaluations, designs and studies. We have monitored the development of the Wyoming “agreement state” program, by which the NRC will delegate its authority for source material licensure and other radiation safety issues to the WDEQ. We understand that the development of the Uranium Recovery Program (“URP”) remains on schedule for full implementation and transition currently scheduled to occur in 2018. Based upon that timing, we currently anticipate our application for a source material license for Shirley Basin will proceed with the State URP beginning in 2018.

Excel Gold Project

In January 2018, we announced the acquisition of a gold exploration project in west-central Nevada, currently  comprising 102 federal lode mining claims (approximately 2,100 acres). The Excel Project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts. We are considering all alternatives to advance and/or monetize this new exploration project, including exploration drilling, identifying a venture partner, or through a sale process.

Results of Operations

U3O8 Production and Sales

During the three months ended June 30, 2018, a total of 89,209 pounds of U3O8 were captured within the Lost Creek plant. 74,302 pounds were packaged in drums and 74,416 pounds of the drummed inventory were shipped to the conversion facility. We sold 100,000 pounds of purchased U3O8 during the period. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2018 Q2	2018 Q1	2017 Q4	2017 Q3	2018 YTD

Pounds captured	lb	89,209	84,047	67,982	52,812	173,256
Ad valorem and severance tax	$000	$133	$179	$160	$119	$312
Wellfield cash cost (1)	$000	$516	$671	$686	$743	$1,187
Wellfield non-cash cost (2)	$000	$400	$403	$575	$730	$803
Ad valorem and severance tax per pound captured	$/lb	$1.49	$2.13	$2.35	$2.25	$1.80
Cash cost per pound captured	$/lb	$5.78	$7.98	$10.09	$14.07	$6.85
Non-cash cost per pound captured	$/lb	$4.48	$4.79	$8.44	$13.82	$4.63

Pounds drummed	lb	74,302	79,961	60,461	48,336	154,263
Plant cash cost (3)	$000	$1,230	$1,226	$1,210	$1,120	$2,456
Plant non-cash cost (2)	$000	$493	$492	$493	$494	$985
Cash cost per pound drummed	$/lb	$16.57	$15.33	$20.01	$23.17	$15.92
Non-cash cost per pound drummed	$/lb	$6.64	$6.15	$8.15	$10.20	$6.39

Pounds shipped to conversion facility	lb	74,416	73,515	73,367	36,797	147,931
Distribution cash cost (4)	$000	$34	$19	$48	$24	$53
Cash cost per pound shipped	$/lb	$0.46	$0.26	$0.65	$0.65	$0.36

Pounds purchased	lb	100,000	370,000	-	109,000	470,000
Purchase costs	$000	$2,225	$9,251	$-	$2,196	$11,476
Cash cost per pound purchased	$/lb	$22.25	$25.00	$-	$20.15	$24.42

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

Production levels during the current quarter continued to increase as all of the first three MU2 header houses are now on line.  Generally, our production was limited reflecting our deliberate restriction of production in light of the persistently weak uranium market. Total production costs decreased 6% in 2018  Q2 compared to 2018  Q1 and 12% compared to 2017 Q4.  The decrease resulted from a combination of certain non-recurring charges not being repeated and the previously announced cost reduction efforts.

Pounds captured increased 5,162 pounds from 2018 Q1 as the third header house in MU2 started up during the period and added to the total production for the quarter.  Total wellfield costs decreased $204 thousand during the quarter.  Ad valorem and severance taxes decreased due to a change in the projected sales price to be used in the annual calculations.  Wellfield cash costs decreased during the quarter due to the reduction in force which occurred in February.  Because of the increase in production combined with the lower costs, the wellfield cash cost per pound captured decreased $2.20 per pound in 2018  Q2. Wellfield non-cash costs are generally fixed although they have been declining as various reclamation and smaller assets are becoming fully depreciated.  The related wellfield non-cash cost per pound captured therefore decreased  $0.31 per pound.

Pounds drummed decreased 5,659 pounds in 2018 Q2 over 2018 Q1 due to maintenance at the plant.  Total plant costs increased $5 thousand during the quarter due to higher fuel and chemical cost increases.  Because of the decrease in pounds drummed, the plant cash cost per pound drummed increased $1.24 per pound during the quarter. Plant non-cash costs are fixed so the related plant non-cash cost per pound drummed also increased  $0.49 per pound because of the decrease in pounds drummed.

Pounds shipped remained relatively constant as two truckloads totaling 74,416 pounds were shipped in 2018 Q2.  Distribution costs in 2018  Q2 were slightly higher than the previous quarter as the converter completed weighing and sampling on four deliveries. The distribution cash cost per pound increased $0.20 per pound shipped during the quarter.

Sales and cost of sales	Unit	2018 Q2	2018 Q1	2017 Q4	2017 Q3	2018 YTD

Pounds sold	lb	100,000	380,000	-	289,000	480,000
U3O8 sales	$000	$3,790	$19,663	$-	$11,674	$23,453
Average contract price	$/lb	$37.90	$52.50	$-	$40.39	$49.39
Average spot price	$/lb	$-	$23.75	$-	$-	$23.75
Average price per pound sold	$/lb	$37.90	$51.74	$-	$40.39	$48.86

U3O8 cost of sales (1)	$000	$2,225	$9,758	$376	$11,157	$11,983
Ad valorem and severance tax cost per pound sold	$/lb	$-	$2.30	$-	$3.15	$2.30
Cash cost per pound sold	$/lb	$-	$31.20	$-	$29.11	$31.20
Non-cash cost per pound sold	$/lb	$-	$17.20	$-	$17.52	$17.20
Cost per pound sold - produced	$/lb	$-	$50.70	$-	$49.78	$50.70
Cost per pound sold - purchased	$/lb	$22.25	$25.00	$-	$20.15	$24.42
Average cost per pound sold	$/lb	$22.25	$25.68	$-	$38.61	$24.96

U3O8 gross profit	$000	$1,565	$9,905	$(376)	$517	$11,470
Gross profit per pound sold	$/lb	$15.65	$26.06	$-	$1.78	$23.90
Gross profit margin	%	41.3%	50.4%	0.0%	4.4%	48.9%

Ending Inventory Balances
Pounds
In-process inventory	lb	43,733	28,937	26,796	22,306
Plant inventory	lb	15,391	15,504	9,043	21,948
Conversion facility inventory	lb	233,712	159,296	94,077	17,813
Total inventory	lb	292,836	203,737	129,916	62,067

Total cost
In-process inventory	$000	$518	$416	$315	$221
Plant inventory	$000	$548	$538	$369	$824
Conversion facility inventory	$000	$8,738	$6,044	$3,831	$675
Total inventory	$000	$9,804	$6,998	$4,515	$1,720

Cost per pound
In-process inventory	$/lb	$11.84	$14.38	$11.76	$9.92
Plant inventory	$/lb	$35.61	$34.70	$40.81	$37.53
Conversion facility inventory	$/lb	$37.39	$37.94	$40.72	$37.89

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

U3O8 sales of $3.8 million for 2018  Q2 were based on selling 100,000 pounds at an average price of $37.90.  The pounds were sold under term contracts and were purchased for an average price of $22.25 per pound for a total cost of sales of $2.2 million.

Due to our increased production volumes during the quarter, we recognized no lower of cost or net realizable value adjustments as compared to the first quarter, which included a small lower of cost or net realizable value adjustment.  Those costs are included in our six-month, year to date cost of sales and reduced the reported gross profit for the period by $99 thousand. Total gross profit from uranium sales was $1.6 million, or a gross profit margin of approximately 41%.

At the end of the quarter, we had approximately 233,712 pounds of U3O8 at the conversion facility at an average cost per pound of $37.39. With commitments in place to purchase product for delivery into our 2019 sales contracts, our Lost Creek production inventory is expected to increase unless market or other conditions warrant sales at spot pricing or we reach an agreement for additional term agreements. As such, we may hold our existing inventory and sell it into our 2020 term contracts. However, it remains available for sale under spot prices if it is advantageous to do so.

The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	30-Jun-18	31-Mar-18	31-Dec-17	30-Sep-17
Ad valorem and severance tax cost per pound	$/lb	$1.73	$1.66	$1.65	$2.41
Cash cost per pound	$/lb	$23.66	$23.88	$25.31	$22.47
Non-cash cost per pound	$/lb	$12.00	$12.40	$13.76	$13.01
Total cost per pound	$/lb	$37.39	$37.94	$40.72	$37.89

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

Average Price Per Pound Sold Reconciliation	Unit	2018 Q2	2018 Q1	2017 Q4	2017 Q3	2018 YTD

Sales per financial statements	$000	$3,807	$19,672	$26	$11,693	$23,479
Less disposal fees	$000	$(17)	$(9)	$(26)	$(18)	$(26)
U3O8 sales	$000	$3,790	$19,663	$-	$11,675	$23,453

Pounds sold - produced	lb		10,000	-	180,000	10,000
Pounds sold - purchased	lb	100,000	370,000	-	109,000	470,000
Total pounds sold	lb	100,000	380,000	-	289,000	780,000

Average price per pound sold	$/lb	$37.90	$51.74	$-	$40.39	$48.86

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

Total Cost Per Pound Sold Reconciliation	Unit	2018 Q2	2018 Q1	2017 Q4	2017 Q3	2018 YTD

Ad valorem & severance taxes	$000	$133	$179	$160	$119	$312
Wellfield costs	$000	$916	$1,074	$1,260	$1,473	$1,990
Plant and site costs	$000	$1,723	$1,718	$1,703	$1,614	$3,441
Distribution costs	$000	$34	$19	$48	$24	$53
Inventory change	$000	$(2,806)	$(2,483)	$(2,795)	$5,731	$(5,289)
Cost of sales - produced	$000	$—	$507	$376	$8,961	$507
Cost of sales - purchased	$000	$2,225	$9,251	$—	$2,196	$11,476
Total cost of sales	$000	$2,225	$9,758	$376	$11,157	$11,983

Pounds sold produced	lb	—	10,000.00	—	180,000	10,000
Pounds sold purchased	lb	100,000	370,000.00	—	109,000	470,000
Total pounds sold	lb	100,000	380,000.00	—	289,000	480,000

Average cost per pound sold - produced (1)	$/lb	$-	$50.70	$-	$49.78	$50.70
Average cost per pound sold - purchased	$/lb	$22.25	$25.00	$-	$20.15	$24.42
Total average cost per pound sold	$/lb	$22.25	$25.68	$-	$38.61	$24.96

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

Three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017

The following tables summarize the results of operations for the three and six months ended June 30, 2018 and 2017  (in thousands of U.S. dollars):

	Three months ended June 30,
	2018	2017
	$	$
Sales	3,807	11,821
Cost of sales	(2,225)	(6,573)
Gross profit	1,582	5,248
Exploration and evaluation expense	(606)	(691)
Development expense	(440)	(1,829)
General and administrative expense	(1,098)	(963)
Accretion	(126)	(134)
Net profit (loss) from operations	(688)	1,631
Interest expense (net)	(261)	(353)
Loss from equity investment	(4)	-
Foreign exchange loss	4	(25)
Other income	3,540	63
Net income	2,591	1,316

Income per share – basic	0.02	0.01

Income (loss) per share – diluted	0.02	0.01

Revenue per pound sold	37.90	48.95

Total cost per pound sold	22.25	27.27

Gross profit per pound sold	15.65	21.68

	Six months ended June 30,
	2018	2017
	$	$

Sales	23,479	26,649
Cost of sales	(11,983)	(12,868)
Gross profit	11,496	13,781
Exploration and evaluation expense	(1,372)	(1,603)
Development expense	(872)	(2,045)
General and administrative expense	(3,020)	(2,677)
Accretion expense	(252)	(266)
Net profit from operations	5,980	7,190
Net interest expense	(549)	(731)
Loss from equity investment	(5)	-
Foreign exchange loss	10	(17)
Other income	3,573	63
Net income	9,009	6,505

Income per share – basic	0.06	0.04

Income per share – diluted	0.06	0.04

Revenue per pound sold	48.86	54.21

Total cost per pound sold	24.96	26.21

Gross profit per pound sold	23.90	28.00

Sales

We sold a total of 100,000 and 480,000 pounds of U3O8 during the three and six months ended June 30, 2018 for an average price of $ 37.90 and $48.86 per pound, respectively, 241,000 and 491,000 pounds of U3O8 during the three and six months ended June 30, 2017 for an average price of $48.95 and $54.21 per pound, respectively.   The 2018 sales included term contract sales of 470,000 pounds, all from purchased inventory at an average price of $49.39 and one spot sale of 10,000 pounds of produced inventory for $23.75 per pound.

Cost of Sales

For the six months ended June 30, 2018,  our cost per pound sold for produced inventory increased $1.53 compared to the same period in 2017. This increase is a function of the reduced production rates discussed above.  In 2018, we purchased 100,000 and 470,000 pounds of uranium for the three and six month periods at average cost of $22.25 and $24.42, respectively. per pound.  Our average cost per pound sold was $22.25 and $24.96 for the three and six months ended June 30, 2018, which represents decreases of $5.02 and $1.25 per pound as compared to the same three and six month periods,  respectively, in 2017.

Gross Profit

Our gross profit from the sale of uranium totaled $1.5 million and $9.9 million for the three and six months ended June 30, 2018 and represented gross profits of $15.65 and $23.90 per pound, or 41% and 49% gross profit margins, respectively.  This compares to three and six months ended June 30, 2017 where our gross profits totaled $5.2 million and $13.8 million for the three and six months and represented gross profit margins of 44% and 52%, respectively.

We have limited our development activities and thereby reduced production in light of the current depressed spot market, as discussed in previous filings.  While we have taken measures to reduce operating costs, most of our costs are relatively fixed at all production levels, so the reduced production directly relates to the increase in our cost per pound for produced product.  One of the largest costs we cannot reduce is our non-cash costs for depreciation and amortization.  As we do not have reserves and are therefore an exploration company under the guidelines of the U.S. Securities and Exchange Commission, we cannot use production or mineralization as a basis for calculating depreciation or amortization. As a result, our expense for those items are the same now as they were when our production rate was significantly higher. Currently, these non-cash costs total $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively.

Because of the fixed nature of our costs, our inventory cost exceeded the net realizable value of the inventory in the first quarter of the year. Accordingly, we reduced the inventory cost by $0.1 million for the six months with no adjustment in the current three month period. These costs are added to the cost of sales calculations for our produced product for the quarter.

The net result is that while our overall production cost per pound has increased, much of that increase is due to the fixed nature of our costs such as the non-cash amortization of plant and mineral assets, and the inability to adjust the amortization to reflect current production.

Operating Expenses

Total operating expense for the three and six months ended June 30, 2018 was $2.3 million and $5.5 million, respectively.  Operating expenses include exploration and evaluation expense, development expense, and G&A expense. These expenses increased by $0.3 million compared to the same period in 2017.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.6 million and $1.4 million for the three and six month periods ended June 30, 2018 and $0.7 million and $1.6 million for the same respective periods in 2017. All costs associated with the geology and geographic information systems departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category.  These costs are lower due to prior reductions in staff in these departments.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $1.4 million and $1.2 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.  The decrease was primarily related to the drilling and other development in MU2 during 2017 which was offset by an increase in professional and governmental fees.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense increased $0.1 million and $0.3 million for the three and six months ended June 30, 2018 compared to the respective amounts in 2017. The increase was mainly attributable to increased consulting and legal costs primarily related to the trade action.

Other Income and Expenses

Net interest expense declined $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively, compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances of the Wyoming state loan.

In June 2018, we monetized the present value from portions of agreements with one of our utility customers related to 165,000 pounds of U3O8 to be delivered in 2021. We received proceeds of $3.5 million when the transaction was executed.

Earnings per Common Share

The basic earnings per common share for the three and six months ended June 30, 2018  was $0.02 and $0.06 compared to basic earnings of $0.01 and $0.04 for 2017,  respectively. For the three and six months ended June 30, 2018, there were 1,145,004 RSUs and 650,663 options included in the diluted earnings per share calculations.  For the three and six months ended June 30, 2017,  there were 1,071,340 RSUs and 4,723,772 options included in the diluted earnings.  The result was diluted earnings per share of $0.02 and $0.06 for the three and six months ended June 30, 2018 and $0.01 and $0.04 for the respective periods in 2017.  Dilution from warrants was not included as the strike price exceeded the then current market price of the Common Shares.

Liquidity and Capital Resources

As of June 30, 2018, we had cash resources consisting of cash and cash equivalents of $7.5 million, an increase of $3.6 million from the December 31, 2017 balance of $3.9 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $2.4 million from operating activities during the six months ended June 30, 2018. During the same period, we generated  $3.5 million from investing activities and used  $2.3 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of June 30, 2018, the balance of the State Bond Loan was $18.7 million.

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

During 2018, a total of 183,891 stock options were exercised, which generated $0.1 million.

Collections from U3O8 sales for the six months ended June 30, 2018 totaled $23.5 million.

Operating activities generated cash of $2.4 million during the six months ended June 30, 2018 as compared to $6.7 million during the same period in 2017. The net income for the six months ended June 30, 2018 was $2.5 million greater than the corresponding income in 2017.

Investing activities included receiving $3.5 million from monetization of 2021 offtake deliveries. Expenses during 2018 were minimal and related primarily to the acquisition of a man lift.

During the first six months of 2018, the Company used $2.4 million for principal payments on the Sweetwater debt.

Liquidity Outlook

As at July 26, 2018, our unrestricted cash position was $6.3 million.  We have no more contract sales scheduled in 2018.

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

Looking ahead

At the end of the second quarter of 2018, the average spot price of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, was approximately $22.65 per pound. Market fundamentals have not changed sufficiently to warrant the accelerated development of MU2. We anticipate meeting our projected production level of 250,000 to 300,000 pounds drummed for the year.

Through June 30, 2018, we sold 470,000 pounds of U3O8 under term contracts at an average price of approximately $49.39 per pound and 10,000 pounds of U3O8  under a spot sale for $23.75 per pound.  We purchased 470,000 pounds at an average cost of $24.42 per pound. The remaining 10,000 pounds were delivered from our produced inventory. We have no more contract sales scheduled in 2018.

The third of three planned MU2 header houses was brought into production in Q2. No additional new production areas are currently planned for the remainder of the year. Production guidance for Q3 is between 70,000 and 80,000 pounds U3O8 dried and drummed. Full year 2018 guidance, similar to 2017, estimates production of between 250,000 and 300,000 pounds, but our production rate may be adjusted based on operational matters and other indicators in the market.

As at July 26, 2018, our unrestricted cash position was $6.3 million.

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

As of June 30, 2018, the average current spot and long-term prices of U3O8 were $22.65 and $29.00, respectively. This compares to prices of $23.75 and $31.00 as of December 31, 2017. While prices have declined since December 31, there are several factors including a temporary halt to government sales of uranium into the market and announced reductions in production by major producers which may indicate an increase in the pricing at some point.

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

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018.  As at June 30, 2018, the Company’s only leases are for vehicles, equipment, and office space in one location.  The Casper office and copier leases are the only leases currently remaining in effect as of the date of implementation of the standard.  We have gathered the necessary information for proper disclosure of that lease once the ASU is effective.  We will continue to monitor any new leases to ensure that we have all the information necessary to handle the transition to the new standard and properly report the transactions.  We do not anticipate the new standard will affect our net income materially, but will result in additional fixed assets and the related lease liabilities.

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

Outstanding Share Data

As of July 26, 2018, we had outstanding 146,715,824 Common Shares and 8,954,902 options to acquire Common Shares.

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

Currency risk

At June 30, 2018, we maintained a balance of approximately $0.3 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $25.75 per pound as of July 26, 2018 as reported by TradeTech.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the six months ended June 30, 2018 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: July 27, 2018	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)