Form 10-Q
period 2018-09-30
UR-ENERGY INC
filed 2018-10-26
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐No ☑

As of October 24, 2018, there were 159,147,399 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek; (ii) the outcome of our forecasts and production projections, including the anticipated production of Lost Creek for 2018; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vi) resolution of the continuing challenges within the uranium market, including supply and demand projections;  (vii) the outcome of the Department of Commerce Section 232 investigation, including whether the Secretary of Commerce will make a recommendation to the U.S. President, and the nature of the recommendation, whether the President will act on the recommendation and, if so, the nature of the action and remedy; and (viii) the expected impacts of any remedial measures from the Section 232 action on U.S. production and the U.S. uranium mining industry. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources; recovery rates; grades; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 2, 2018.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents (note 3)	11,621	3,879
Accounts receivable	44	33
Inventory (note 4)	-	4,515
Prepaid expenses	967	741
	12,632	9,168
Long-term inventory (note 4)	12,168	-
Restricted cash (note 5)	7,457	7,558
Mineral properties (note 6)	43,435	44,677
Capital assets (note 7)	25,612	26,961
	88,672	79,196
	101,304	88,364
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 8)	2,840	3,039
Current portion of notes payable (note 9)	4,988	4,774
Environmental remediation accrual	72	72
	7,900	7,885

Notes payable (note 9)	10,893	14,662
Asset retirement obligations (note 10)	27,450	27,036
Other liabilities - warrants (note 11)	1,697	-
	40,040	41,698
	47,940	49,583
Shareholders' equity (note 12)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 159,147,399 at September 30, 2018 and 146,531,933 at December 31, 2017	184,859	177,063
Warrants	-	4,109
Contributed surplus	20,172	15,454
Accumulated other comprehensive income	3,641	3,663
Deficit	(155,308)	(161,508)
	53,364	38,781
	101,304	88,364

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board               /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

(expressed in thousands of U.S. dollars except for share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Sales (note 13)	3	11,693	23,482	38,342
Cost of sales	(170)	(11,157)	(12,153)	(24,025)
Gross profit (loss)	(167)	536	11,329	14,317

Operating Expenses
Exploration and evaluation	(588)	(560)	(1,959)	(2,162)
Development	(522)	(1,454)	(1,394)	(3,499)
General and administrative	(1,169)	(1,070)	(4,190)	(3,748)
Accretion of asset retirement obligations (note 10)	(128)	(135)	(380)	(401)
Income (loss) from operations	(2,574)	(2,683)	3,406	4,507
Net interest expense	(241)	(332)	(790)	(1,063)
Warrant mark to market adjustment	11	-	11	-
Loss on equity investment	-	(5)	(5)	(5)
Foreign exchange gain (loss)	(5)	(40)	5	(57)
Other income	-	57	3,573	120

Net income (loss) for the period	(2,809)	(3,003)	6,200	3,502

Income (loss) per common share
Basic	(0.02)	(0.02)	0.04	0.02
Diluted	(0.02)	(0.02)	0.04	0.02
Weighted average number of common shares outstanding
Basic	147,483,434	145,918,020	146,920,559	145,707,532
Diluted	147,483,434	145,918,020	149,836,937	146,617,488

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	(2,809)	(3,003)	6,200	3,502
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	11	48	(22)	66
Comprehensive income (loss) for the period	(2,798)	(2,955)	6,178	3,568

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2017	146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781

Exercise of stock options	420,344	353	-	(106)	-	-	247
Common shares issued for cash, net
of $857 of costs	12,195,122	7,443	-	-	-	-	7,443
Redemption of vested RSUs	-	-	-	(12)	-	-	(12)
Expiry of warrants	-	-	(4,109)	4,109	-	-	-
Non-cash stock compensation	-	-	-	727	-	-	727
Net income and comprehensive loss	-	-	-	-	(22)	6,200	6,178

Balance, September 30, 2018	159,147,399	184,859	-	20,172	3,641	(155,308)	53,364

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2018	2017
Cash provided by
Operating activities
Net income for the period	6,200	3,502
Items not affecting cash:
Stock based expense	727	705
Depreciation and amortization	2,701	3,810
Accretion of asset retirement obligations	380	401
Amortization of deferred loan costs	91	91
Provision for reclamation	-	(6)
Warrants mark to market gain	(11)	-
Gain on monetization of contract	(3,540)	-
Gain on disposition of assets	(2)	-
Loss (gain) on foreign exchange	(6)	59
Other loss	5	5
Change in non-cash working capital items:
Accounts receivable	(11)	(7,881)
Inventory	(7,653)	2,389
Prepaid expenses	(117)	120
Accounts payable and accrued liabilities	(401)	(361)
	(1,637)	2,834

Investing activities
Mineral property costs	(31)	(10)
Increase in other deposits	(19)	-
Proceeds from monetization of contract	3,540	-
Funding of equity investment	(5)	(5)
Purchase of capital assets	(49)	(173)
	3,436	(188)

Financing activities
Issuance of common shares for cash	10,000	1,169
Share issue costs	(731)	(60)
Proceeds from exercise of stock options	247	349
RSUs redeemed to pay withholding or paid in cash	(12)	(68)
Repayment of debt	(3,645)	(3,443)
	5,859	(2,053)

Effects of foreign exchange rate changes on cash	(17)	1

Net change in cash, cash equivalents and restricted cash	7,641	594
Beginning cash, cash equivalents and restricted cash	11,437	9,109
Ending cash, cash equivalents and restricted cash (note 14)	19,078	9,703

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

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

Due to the nature of the uranium mining methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards, the Company has not determined whether the property contains mineral reserves. However, the Company’s “Amended Preliminary Economic Assessment of the Lost Creek Property, Sweetwater County, Wyoming,” February 8, 2016 (“Lost Creek PEA”), outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018. As at September 30, 2018, the Company’s only leases are for vehicles, equipment, and office space in one location.
Based on the Company’s current leases, the Casper office and copier leases are the only leases that will remain in effect as of the date of implementation of the standard. We have gathered the necessary

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

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

3.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	September 30, 2018	December 31, 2017
	$	$
Cash on deposit at banks	10,213	1,667
Money market funds	1,408	2,212

	11,621	3,879

4.  Inventory

The Company’s inventory consists of the following:

	As at
	September 30, 2018	December 31, 2017
	$	$
In-process inventory	359	315
Plant inventory	665	369
Conversion facility inventory	11,144	3,831

	12,168	4,515

The Company’s classification of its inventory as either short or long-term inventory requires it to estimate the portion of on-hand inventory that will be realized over the next 12 months and does not include inventories which are not expected to be both purchased and realized in cost of sales over the next 12 months.  As the Company has purchase contracts as of September 30, 2018 to acquire sufficient inventory to fulfill their contract deliveries in the next 12 months, the inventory as of September 30, 2018 is considered long-term.

In conjunction with our lower of cost or net realizable value calculations, the Company reduced the inventory valuation by $268 for the nine months ended September 30, 2018.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.    Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	September 30, 2018	December 31, 2017
	$	$

Money market account	7,457	7,458
Certificates of deposit	-	100

	7,457	7,558

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Bureau of Land Management (“BLM”) and the Nuclear Regulatory Commission (“NRC”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $27.1 million of coverage towards specific reclamation obligations are collateralized by $7.4 million of the restricted cash at September 30, 2018.

6.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$
Balance, December 31, 2017	11,810	19,701	13,166	44,677

Acquisition costs	-	-	31	31
Change in estimated reclamation costs (note 10)	34		-	34
Amortization	(1,307)	-	-	(1,307)

Balance, September 30, 2018	10,537	19,701	13,197	43,435

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

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

7.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	September 30, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,432	3,265	167	3,388	3,184	204
Enclosures	32,991	8,117	24,874	32,991	6,880	26,111
Machinery and equipment	1,237	712	525	1,237	663	574
Furniture, fixtures and leasehold improvements	119	108	11	119	104	15
Information technology	1,121	1,086	35	1,120	1,063	57

	38,900	13,288	25,612	38,855	11,894	26,961

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	September 30, 2018	December 31, 2017
	$	$
Accounts payable	919	840
Payroll and other taxes	1,181	1,224
Severance and ad valorem tax payable	740	975

	2,840	3,039

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing. Those fees amortizable within 12 months of September 30, 2018 are considered current.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	September 30, 2018	December 31, 2017
	$	$
Current debt
Sweetwater County Loan	5,109	4,895
Less deferred financing costs	(121)	(121)
	4,988	4,774

Long term debt
Sweetwater County Loan	11,136	14,996
Less deferred financing costs	(243)	(334)
	10,893	14,662

Schedule of payments on outstanding debt as of September 30, 2018:

Debt	Total	2018	2019	2020	2021	Maturity
	$	$	$	$	$
Sweetwater County Loan
Principal	16,246	1,250	5,183	5,487	4,326	01-Oct-21
Interest	1,558	234	752	447	125

Total	17,804	1,484	5,935	5,934	4,451

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

At September 30, 2018, the total undiscounted amount of the future cash needs was estimated to be $27.0 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 5 is related to the surety bonds which provide security to the governmental agencies on these obligations.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

	For the period ended
	September 30, 2018	December 31, 2017

	$	$
Beginning of period	27,036	26,061
Change in estimated liability	34	448
Accretion expense	380	527

End of period	27,450	27,036

11.Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share.  As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of September 30, 2018 resulted in a gain of $11 for the period ended September 30, 2018 which is reflected on the statement of operations.

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$
Balance, December 31, 2017	9,459,401	0.70

Granted	1,263,597	0.70
Exercised	(420,344)	0.59
Forfeited	(241,223)	0.73
Expired	(436,060)	0.68

Outstanding, September 30, 2018	9,625,371	0.69

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the nine months ended September 30, 2018 was $0.5 million.

As of September 30, 2018, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.93	702,761	0.2	-	702,761	0.2	-	27-Dec-18
1.30	100,000	0.5	-	100,000	0.5	-	31-Mar-19
0.79	742,162	1.2	13	742,162	1.2	13	12-Dec-19
0.88	200,000	1.7	-	200,000	1.7	-	29-May-20
0.66	584,576	1.9	75	584,576	1.9	75	17-Aug-20
0.62	1,007,302	2.2	165	1,007,302	2.2	165	11-Dec-20
0.56	2,466,000	3.2	530	2,466,000	3.2	530	16-Dec-21
0.79	300,000	3.4	5	300,000	3.4	5	02-Mar-22
0.56	200,000	3.9	43	66,000	3.9	14	07-Sep-22
0.70	2,064,916	4.2	195	120,000	4.2	11	15-Dec-22
0.59	200,000	4.5	38	-	-	-	30-Mar-23
0.72	1,057,654	4.9	82	-	-	-	20-Aug-23

0.69	9,625,371	3.0	1,146	6,288,801	2.3	813

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.05 as of the last trading day in the period ended September 30, 2018, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of September 30, 2018 was 8,622,610. The total number of in-the-money stock options exercisable as of September 30, 2018 was 5,286,040.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
		$
Unvested, December 31, 2017	1,175,952	0.65

Granted	240,909	0.72
Vested	(80,514)	0.62
Forfeited	(40,120)	0.63

Unvested, September 30, 2018	1,296,227	0.64

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2018, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	intrinsic
Grant date	RSUs	(years)	value
			$
December 16, 2016	570,578	0.21	462
December 16, 2017	486,226	1.21	394
August 22, 2018	239,423	1.89	194

	1,296,227	0.89	1,050

As of March 30, 2018, one of our directors retired.  Under the terms of our RSU Plan, his 62,000 outstanding RSUs automatically vest. The compensation committee will determine if he will receive stock or cash for the units redeemed in accordance with the redemption dates as set forth in the Plan.

Warrants

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 11). The following represents warrant activity during the period ended September 30, 2018:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
			$
Outstanding, December 31, 2017	5,844,567	5,844,567	0.97

Granted	13,062,878	6,531,439	1.00
Expired	(5,844,567)	(5,844,567)	0.97

Outstanding, September 30, 2018	13,062,878	6,531,439	1.00

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2018, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	3.0	-	25-Sep-21

1.00	13,062,878	3.0	-

Share-based compensation expense

Share-based compensation expense was $0.1 million and $0.7 million for the three and nine months ended September 30, 2018 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, there was approximately $0.9 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.5 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.5 years and 1.4 years, respectively.

Cash received from stock options exercised totaled $0.1 million and $0.2 million for the three and nine months ended September 30, 2018 and $nil and $0.3 million for the three and nine months ended September 30, 2017, respectively.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs. There were no RSUs granted in the nine months

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

ended September 30, 2017.  The assumptions used for the options, RSUs and warrants granted during the nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Nine months ended September 30,	Nine months ended September 30,
	2018	2017
Expected option life (years)	3.74-3.76	3.70
Expected warrant life (years)	3.00	-
Expected volatility	53.8%-55.2%	57.45%
Risk-free interest rate	1.9%-2.2%	1.00%
Expected dividend rate	0%	0%
Forfeiture rate (options)	6.0%	5.4%
Forfeiture rate (warrants)	0.0%	-
Forfeiture rate (RSUs)	5.9%	-

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

13.  Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts, as well as to a trader through spot sales.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Nine months ended September 30,
	2018		2017
	$		$
Sale of produced inventory
Company A	237	1.0%	-	0.0%
Company B	-	0.0%	1,777	4.6%
Company C	-	0.0%	3,141	8.2%
Company D	-	0.0%	7,821	20.4%
	237	1.0%	12,739	33.2%
Sales of purchased inventory
Company B	15,636	66.6%	15,340	40.0%
Company C	7,580	32.3%	10,211	26.7%
	23,216	98.9%	25,551	66.7%

Total sales	23,453	99.9%	38,290	99.9%

Disposal fee income	29	0.1%	52	0.1%

	23,482	100.0%	38,342	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

14.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	September 30, 2018	September 30, 2017
	$	$
Cash and cash equivalents	11,621	2,146
Restricted cash	7,457	7,557

	19,078	9,703

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

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

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $18.4 million at risk at September 30, 2018 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2018.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at September 30, 2018, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.0 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of approximately three years.

We entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc. (May 2016, as amended August 2017) under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000.  We have not used the facility in 2018.    During 2017, we sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing to which there is no assurance that such financing will be available at all or on terms acceptable to us.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September  30, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the nine months ended September 30, 2018 or the comparable nine months in 2017. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

We have multiple U3O8  sales agreements in place into 2021 with various U.S. utilities for the sale of U3O8 at term contract pricing. Historically, the multi-year sales agreements represented a portion of our planned production. Individually, term sales agreements do not represent a substantial portion of our operational budget, and our business is therefore not substantially dependent upon any one of the agreements. More recently, in 2017 and 2018, we purchased U3O8 and delivered the product into our sales contracts. With commitments in place to purchase product for delivery into our 2019 sales contracts, our Lost Creek production inventory is expected to increase unless market or other conditions warrant sales at spot pricing or we reach agreement for additional term agreements.

Trade Action

In response to the challenges of uranium market conditions, primary among them imports to the U.S. emanating from state-sponsored producers in Russia, Kazakhstan, and Uzbekistan, in January 2018, Ur-Energy USA and Energy Fuels Resources (USA) Inc. (Energy Fuels) initiated a trade action with the U.S. Department of Commerce (DOC) pursuant to Section 232 of the Trade Expansion Act with the filing of a petition for relief (the “Petition”). We chose this statutory framework for relief because we recognized that the current imbalance in the U.S. uranium market has created a very real threat to our national security.

The Petition describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S., effectively reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the Administration's Buy American Policy.

On July 18, 2018, DOC announced it initiated an “investigation into whether the present quantity and circumstances of uranium ore and product imports into the United States threaten to impair national security.” Thereafter, the DOC announced a public comment period which subsequently closed on September 25, 2018. Other aspects of the investigation are proceeding; the investigation must be complete by April 15, 2019. Thereafter, the President has 90 days (until July 15, 2019) to act on the DOC’s recommendations and, if necessary, to take action to “adjust the imports” and/or pursue other lawful, non-trade related actions necessary to address the import threat.  There can be no certainty of the outcome of the DOC investigation or the recommendation of the Secretary of Commerce, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain.

Equity Financing

In September, the Company announced a US$10 million public offering of common shares. The offering of 12,195,122 common shares and accompanying warrants to purchase up to 6,097,561 common shares, at a combined public offering price of $0.82 per common share and accompanying warrant, closed on September 25, 2018. Ur-Energy also granted the underwriters a 30-day option to purchase up to 1,829,268 additional common shares and warrants to purchase up to an aggregate of 914,634 common shares on the same terms. The 30-day option period has now expired. The underwriters exercised a portion of their option to purchase additional securities at closing, acquiring 867,756 additional warrants to purchase an aggregate of 433,878 common shares. The underwriters made no further exercise of the option to purchase additional securities after closing. Including the partial exercise of the option, Ur-Energy issued a total of 12,195,122 common shares and 13,062,878 warrants to purchase up to 6,531,439 common shares.  Net proceeds from the offering was approximately $9.2 million.  We anticipate that proceeds from the offering will be used to maintain and enhance operational readiness; additionally, proceeds may be used for working capital and general corporate purposes.

Mineral Rights and Properties

Eleven of our thirteen U.S. uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently we control nearly 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 37,500 acres (15,530 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). In the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,700

Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in Fremont County, Wyoming.   Additionally, we have approximately 2,100 acres of federal lode mining claims in the Excelsior Mountains in Nevada,  at our Excel gold project.

Lost Creek Property

For the three months ended September 30, 2018,  we made no sales of U3O8.  Production during the third quarter continued from Mine Unit 1 (MU1) as well as Mine Unit 2 (MU2). 80,604 pounds of U3O8 were captured within the Lost Creek plant, 78,441 pounds of U3O8 were packaged in drums and 72,902 pounds of U3O8  drummed inventory were shipped out of the Lost Creek processing plant to the conversion facility.   The foregoing consistent production, processing, drying and shipping allowed us to continue to build inventory at the convertor which totaled approximately 308,762 at September 30, 2018. The Results of Operations are detailed further below.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East project immediately adjacent to the Lost Creek project. Reviews by WDEQ and the cooperating agencies, led by the BLM, continue to progress, including the routine exchange of comments and responses. The BLM issued a draft environmental impact statement (DEIS) in July, and invited public comment on the DEIS. The public comment period closed on October 15, 2018. We anticipate that permits and authorizations will be completed in H1 2019.

Effective September 30, 2018, Wyoming became the 38th state to assume responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (URP), a part of the Wyoming Department of Environmental Quality, will oversee the licensing process for source material licenses as well as the operations of licensees in Wyoming. We welcome the change as it will streamline the process of licensing, should offer greater consistency in authorizations, and represents savings in the licensing phase which are estimated at approximately $2 million per project.

Shirley Basin Project

WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin, which was submitted in December 2015. Our application for a source material license for Shirley Basin will proceed with the State URP. Work is well underway on initial engineering evaluations, designs and studies.

Results of Operations

U3O8 Production and Sales

During the three months ended September 30, 2018, a total of 80,604 pounds of U3O8 were captured within the Lost Creek plant. 78,441 pounds were packaged in drums and 72,902 pounds of the drummed inventory were shipped to the conversion facility. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2018 Q3	2018 Q2	2018 Q1	2017 Q4	2018 YTD

Pounds captured	lb	80,604	89,209	84,047	67,982	253,860
Ad valorem and severance tax	$000	$81	$133	$179	$160	$393
Wellfield cash cost (1)	$000	$422	$516	$671	$686	$1,609
Wellfield non-cash cost (2)	$000	$400	$400	$403	$575	$1,203
Ad valorem and severance tax per pound captured	$/lb	$1.00	$1.49	$2.13	$2.35	$1.55
Cash cost per pound captured	$/lb	$5.24	$5.78	$7.98	$10.09	$6.34
Non-cash cost per pound captured	$/lb	$4.96	$4.48	$4.79	$8.44	$4.74

Pounds drummed	lb	78,441	74,302	79,961	60,461	232,704
Plant cash cost (3)	$000	$1,109	$1,230	$1,226	$1,210	$3,565
Plant non-cash cost (2)	$000	$485	$493	$492	$493	$1,470
Cash cost per pound drummed	$/lb	$14.14	$16.57	$15.33	$20.01	$15.32
Non-cash cost per pound drummed	$/lb	$6.18	$6.64	$6.15	$8.15	$6.32

Pounds shipped to conversion facility	lb	72,902	74,416	73,515	73,367	220,833
Distribution cash cost (4)	$000	$36	$34	$19	$48	$89
Cash cost per pound shipped	$/lb	$0.49	$0.46	$0.26	$0.65	$0.40

Pounds purchased	lb	-	100,000	370,000	-	470,000
Purchase costs	$000	$-	$2,225	$9,251	$-	$11,476
Cash cost per pound purchased	$/lb	$-	$22.25	$25.00	$-	$24.42

Notes:

[1]

Wellfield cash costs include all wellfield operating costs. Wellfield construction and development costs, which include wellfield drilling, header houses, pipelines, power lines, roads, fences and disposal wells, are treated as development expense and are not included in wellfield operating costs.

[2]

Non-cash costs include the amortization of the investment in the mineral property acquisition costs and the depreciation of plant equipment, and the depreciation of their related asset retirement obligation costs. The expenses are calculated on a straight-line basis, so the expenses are typically constant for each quarter. The cost per pound from these costs will therefore typically vary based on production levels only.

[3]	Plant cash costs include all plant operating costs and site overhead costs.
[4]	Distribution cash costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the U3O8 prior to sale.

Production levels during the current quarter decreased as the MU2 header houses exhibited the anticipated production decline which was reflected in the total site production. Generally, our production was limited, reflecting our deliberate restriction of production in light of the persistently weak uranium market. Total production costs decreased 10% in 2018 Q3 compared to 2018  Q2 and 15% compared to 2018  Q1. The decrease resulted from a combination of certain non-recurring charges not being repeated and the previously announced cost reduction efforts.

Pounds captured decreased 8,605 pounds from 2018 Q2 as there were no new header houses added during the quarter. Total wellfield costs decreased $146 during the quarter. Ad valorem and severance taxes decreased due to a change in the projected sales price to be used in the annual calculations. Wellfield cash costs decreased during the quarter due to the reduction in labor costs after completion of the third header house and lower licensing costs.  Because of the lower costs, the wellfield cash cost per pound captured decreased $0.54 per pound in 2018 Q3. Wellfield non-cash costs are generally fixed although they have been declining as various reclamation and smaller assets are becoming fully depreciated. The related wellfield non-cash cost per pound captured therefore increased $0.48 per pound.

Pounds drummed increased 4,139 pounds in 2018 Q3 over 2018 Q2 due to processing inventory which had been delayed in processing in the previous quarter due to maintenance at the plant. Total plant costs decreased $129 during the quarter due to lower fuel and labor expenses. Combined with the increase in pounds drummed, the plant cash cost per pound drummed decreased $2.43 per pound during the quarter. Plant non-cash costs are fixed so the related plant non-cash cost per pound drummed also decreased $0.46 per pound because of the increase in pounds drummed.

Pounds shipped remained relatively constant as two shipments totaling 72,902 pounds were shipped in 2018 Q3. Distribution costs in 2018 Q2 were slightly higher than the current quarter as the converter completed weighing and sampling on four deliveries. The distribution cash cost per pound increased $0.03 per pound shipped during the current quarter.

Sales and cost of sales	Unit	2018 Q3	2018 Q2	2018 Q1	2017 Q4	2018 YTD

Pounds sold	lb	-	100,000	380,000	-	480,000
U3O8 sales	$000	$-	$3,790	$19,663	$-	$23,453
Average contract price	$/lb	$-	$37.90	$52.50	$-	$49.39
Average spot price	$/lb	$-	$-	$23.75	$-	$23.75
Average price per pound sold	$/lb	$-	$37.90	$51.74	$-	$48.86

U3O8 cost of sales (1)	$000	$170	$2,225	$9,758	$376	$12,153
Ad valorem and severance tax cost per pound sold	$/lb	$-	$-	$2.30	$-	$3.90
Cash cost per pound sold	$/lb	$-	$-	$31.20	$-	$39.30
Non-cash cost per pound sold	$/lb	$-	$-	$17.20	$-	$24.50
Cost per pound sold - produced	$/lb	$-	$-	$50.70	$-	$67.70
Cost per pound sold - purchased	$/lb	$-	$22.25	$25.00	$-	$24.42
Average cost per pound sold	$/lb	$-	$22.25	$25.68	$-	$25.32

U3O8 gross profit	$000	$(170)	$1,565	$9,905	$(376)	$11,300
Gross profit per pound sold	$/lb	$-	$15.65	$26.06	$-	$23.54
Gross profit margin	%	0.0%	41.3%	50.4%	0.0%	48.2%

Ending Inventory Balances
Pounds
In-process inventory	lb	14,588	43,733	28,937	26,796
Plant inventory	lb	20,944	15,391	15,504	9,043
Conversion facility inventory	lb	308,762	233,712	159,296	94,077
Total inventory	lb	344,294	292,836	203,737	129,916

Total cost
In-process inventory	$000	$359	$518	$416	$315
Plant inventory	$000	$665	$548	$538	$369
Conversion facility inventory	$000	$11,143	$8,738	$6,044	$3,831
Total inventory	$000	$12,167	$9,804	$6,998	$4,515

Cost per pound
In-process inventory	$/lb	$24.61	$11.84	$14.38	$11.76
Plant inventory	$/lb	$31.75	$35.61	$34.70	$40.81
Conversion facility inventory	$/lb	$36.09	$37.39	$37.94	$40.72

Notes:

[1]	Cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values.

There were no U3O8 sales during the quarter.

We recognized a lower of cost or net realizable value (“NRV”) adjustment of $170 during the quarter. Those costs are included in our nine-month, year to date cost of sales and reduced the reported gross profit for the nine-month period by $269. The adjustment lowered our gross profit percentage for the year to 48.2% or a per pound reduction of $0.36 per pound.

At the end of the quarter, we had approximately 308,762 pounds of U3O8 at the conversion facility at an average cost per pound of $36.09. With commitments in place to purchase product for delivery into our 2019 sales contracts, our Lost Creek production is not expected to increase unless market or other conditions warrant sales at spot pricing or we reach an agreement for additional term agreements. As such, we may hold our existing inventory and sell it into our 2020 term contracts. However, it remains available for sale under spot prices if it is advantageous to do so.

The following table shows the average cost per pound of the conversion facility pounds.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	30-Sep-18	30-Jun-18	31-Mar-18	31-Dec-17
Ad valorem and severance tax cost per pound	$/lb	$1.60	$1.73	$1.66	$1.65
Cash cost per pound	$/lb	$22.83	$23.66	$23.88	$25.31
Non-cash cost per pound	$/lb	$11.66	$12.00	$12.40	$13.76
Total cost per pound	$/lb	$36.09	$37.39	$37.94	$40.72

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

Average Price Per Pound Sold Reconciliation	Unit	2018 Q3	2018 Q2	2018 Q1	2017 Q4	2018 YTD

Sales per financial statements	$000	$3	$3,807	$19,672	$26	$23,482
Less disposal fees	$000	$(3)	$(17)	$(9)	$(26)	$(29)
U3O8 sales	$000	$-	$3,790	$19,663	$-	$23,453

Pounds sold - produced	lb	-	-	10,000	-	10,000
Pounds sold - purchased	lb	-	100,000	370,000	-	470,000
Total pounds sold	lb	-	100,000	380,000	-	480,000

Average price per pound sold	$/lb	$-	$37.90	$51.74	$-	$48.86

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

Total Cost Per Pound Sold Reconciliation	Unit	2018 Q3	2018 Q2	2018 Q1	2017 Q4	2018 YTD

Ad valorem & severance taxes	$000	$81	$133	$179	$160	$393
Wellfield costs	$000	$822	$916	$1,074	$1,260	$2,812
Plant and site costs	$000	$1,594	$1,723	$1,718	$1,703	$5,035
Distribution costs	$000	$36	$34	$19	$48	$89
Inventory change	$000	$(2,364)	$(2,806)	$(2,483)	$(2,795)	$(7,653)
Cost of sales - produced	$000	$170	$—	$507	$376	$677
Cost of sales - purchased	$000	$—	$2,225	$9,251	$—	$11,476
Total cost of sales	$000	$170	$2,225	$9,758	$376	$12,153

Pounds sold produced	lb	—	—	10,000	—	10,000
Pounds sold purchased	lb	—	100,000	370,000	—	470,000
Total pounds sold	lb	—	100,000	380,000	—	480,000

Average cost per pound sold - produced (1)	$/lb	$-	$-	$50.70	$-	$67.70
Average cost per pound sold - purchased	$/lb	$-	$22.25	$25.00	$-	$24.42
Total average cost per pound sold	$/lb	$-	$22.25	$25.68	$-	$25.32

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

Three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017

The following tables summarize the results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands of U.S. dollars):

	Three months ended September 30,
	2018	2017
	$	$
Sales	3	11,693
Cost of sales	(170)	(11,157)
Gross profit (loss)	(167)	536
Exploration and evaluation expense	(588)	(560)
Development expense	(522)	(1,454)
General and administrative expense	(1,169)	(1,070)
Accretion	(128)	(135)
Net loss from operations	(2,574)	(2,683)
Interest expense (net)	(241)	(332)
Warrant mark to market gain	11	-
Loss from equity investment	-	(5)
Foreign exchange loss	(5)	(40)
Other income	-	57
Net loss	(2,809)	(3,003)

Loss per share – basic and diluted	(0.02)	(0.02)

Revenue per pound sold	-	40.39

Total cost per pound sold	-	38.61

Gross profit per pound sold	-	1.78

	Nine months ended September 30,
	2018	2017
	$	$

Sales	23,482	38,342
Cost of sales	(12,153)	(24,025)
Gross profit	11,329	14,317
Exploration and evaluation expense	(1,959)	(2,162)
Development expense	(1,394)	(3,499)
General and administrative expense	(4,190)	(3,748)
Accretion expense	(380)	(401)
Net profit from operations	3,406	4,507
Net interest expense	(790)	(1,063)
Warrant mark to market gain	11	-
Loss from equity investment	(5)	(5)
Foreign exchange loss	5	(57)
Other income	3,573	120
Net income	6,200	3,502

Income per share – basic	0.04	0.02

Income per share – diluted	0.04	0.02

Revenue per pound sold	48.86	49.09

Total cost per pound sold	25.32	30.80

Gross profit per pound sold	23.54	18.29

Sales

We sold no U3O8 during the three months ended September 30, 2018. We sold a total of 480,000 pounds of U3O8 during the nine months ended September 30, 2018 for an average price of $48.86 per pound.  We sold 289,000 and 780,000 pounds of U3O8 during the three and nine months ended September 30, 2017 for an average price of $40.39 and $49.09 per pound, respectively. The 2018 sales included term contract sales of 470,000 pounds, all from purchased inventory at an average price of $49.39 and one spot sale of 10,000 pounds of produced inventory for $23.75 per pound.

Cost of Sales

For the nine months ended September 30, 2018, our cost per pound sold for produced inventory increased $18.11 compared to the same period in 2017. This increase is a function of the low volume of sales of produced inventory in 2018 combined with $279 in NRV adjustments which are reflected in our produced cost per pound sold. The NRV adjustments increased the cost per pound of produced inventory by $27.90 per pound. In 2018, we purchased 470,000 pounds of uranium for the nine month period at an average cost of $24.42 per pound. Our overall average cost per pound sold was $25.32 for the nine months ended September 30, 2018, which represents a  decrease of $5.48 per pound as compared to the same nine month period in 2017.

Gross Profit

Our gross profit from the sale of uranium totaled $11.3 million for the nine months ended September 30, 2018 and represented a gross profit of $23.52 per pound or 48% gross profit margin. This compares to three and nine months ended September 30, 2017 where our gross profits totaled $0.5 million and $14.3 million for the three and nine months and represented gross profit margins of 4% and 37%, respectively.

We have limited our development activities and thereby reduced production in light of the current depressed spot market, as discussed in previous filings.  While we have taken measures to reduce operating costs, most of our costs are relatively fixed at all production levels, so the reduced production directly relates to the increase in our cost per pound for produced product.  One of the largest costs we cannot reduce is our non-cash costs for depreciation and amortization. As we do not have reserves and are therefore an exploration company under the guidelines of the U.S. Securities and Exchange Commission, we cannot use production or mineralization as a basis for calculating depreciation or amortization. As a result, our expenses for those items are the same now as they were when our production rate was significantly higher. Currently, these non-cash costs total $0.9 million and $2.7 million for the three and nine months ended September 30, 2018, respectively.

Because of the fixed nature of our costs, our inventory cost exceeded the net realizable value of the inventory in the first and third quarter of the year. Accordingly, we reduced the inventory cost by $0.3 million for the nine months.  As there were no sales during the quarter, these costs represent an expense for the quarter and are included in our cost of sales and gross profit calculations for the nine month period.

The net result is that while our overall production cost per pound has increased, much of that increase is due to the fixed nature of our costs such as the non-cash amortization of plant and mineral assets, and the inability to adjust the amortization to reflect current production.

Operating Expenses

Total operating expense for the three and nine months ended September 30, 2018 was $2.4 million and $7.9 million, respectively. Operating expenses include exploration and evaluation expense, development expense, and G&A expense. These expenses decreased by $0.8 million and $1.9 million compared to the same respective periods in 2017.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.6 million and $2.0 million for the three and nine month periods ended September 30, 2018 and $0.6 million and $2.2 million for the same respective periods in 2017. All costs associated with the geology and geographic information systems departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category.  These costs are lower due to prior reductions in staff in these departments.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $0.9 million and $2.1 million during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily related to the drilling and other development in MU2 during 2017 which was offset by an increase in professional and governmental fees.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense increased $0.1 million and $0.4 million for the three and nine months ended September 30, 2018 compared to the respective amounts in 2017. The increase was mainly attributable to increased consulting and legal costs primarily related to the trade action.

Other Income and Expenses

Net interest expense declined $0.1 million and $0.3 million during the three and nine months ended September 30, 2018, respectively, compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances of the Wyoming State Bond Loan.

In June 2018, we monetized the present value from portions of agreements with one of our utility customers related to 165,000 pounds of U3O8 to be delivered in 2021. We received proceeds of $3.5 million when the transaction was executed.

Earnings (loss) per Common Share

The basic earnings (loss) per common share for the three and nine months ended September 30, 2018 was ($0.02) and $0.04 compared to basic earnings of ($0.02) and $0.02 for 2017, respectively. The diluted loss per common share for the three months ended September 30, 2018 and the three months ended September 30, 2017 were equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.  For the nine months ended September 30, 2018, there were 1,358,227 RSUs and 1,558,151 options included in the diluted earnings per share calculations.  For the nine months ended September 30, 2017, there were 909,956 RSUs included in the diluted earnings. The result was diluted earnings per share of $0.04 for the nine months ended September 30, 2018 and $0.02 in 2017.  Dilution from warrants was not included as the strike price exceeded the then current market price of the Common Shares.

Liquidity and Capital Resources

As of September 30, 2018, we had cash resources consisting of cash and cash equivalents of $11.6 million, an increase of $7.7 million from the December 31, 2017 balance of $3.9 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $1.7 million for operating activities during the nine months ended September 30, 2018. During the same period, we generated $3.4 million from investing activities and $6.0 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of September 30, 2018, the balance of the State Bond Loan was $18.7 million.

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

We entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc. (May 27, 2016, as amended August 2017), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. We have not used the facility in 2018.  During 2017, we sold 1,536,169 Common Shares under the sales agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions we received net proceeds of $1.1 million.

In September, the Company announced a US$10 million public offering of common shares. The offering of 12,195,122 common shares and accompanying warrants to purchase up to 6,097,561 common shares, at a combined public offering price of US$0.82 per common share and accompanying warrant, closed on September 25, 2018. We also granted the underwriters a 30-day option to purchase up to 1,829,268 additional common shares and warrants to purchase up to an aggregate of 914,634 common shares on the same terms. The 30-day option period has now expired. The underwriters exercised a portion of their option to purchase additional securities at closing, acquiring 867,756 additional warrants to purchase an aggregate of 433,878 common shares. The underwriters made no further exercise of the option to purchase additional securities after closing. Including the partial exercise of the option, the Company issued a total of 12,195,122 common shares and 13,062,878 warrants to purchase up to 6,531,439 common shares. As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. We anticipate that the public offering proceeds will be used to maintain and enhance operational readiness; additionally, proceeds may be used for working capital and general corporate purposes.

During 2018, a total of 420,344 stock options were exercised, which generated $0.2 million.

Collections from U3O8 sales for the nine months ended September 30, 2018 totaled $23.5 million.

Operating activities used cash of $1.7 million during the nine months ended September 30, 2018 as compared to generating $6.7 million during the same period in 2017. The net income for the nine months ended September 30, 2018 was $0.3 million less than the corresponding income in 2017 but included a $3.5 million gain from the monetization of contracts which was not considered an operating activity.  In addition, $4.3 million was used to increase inventory balances, primarily at the conversion facility.

Investing activities included receiving $3.5 million from monetization of 2021 offtake deliveries. Investing cash outflows during 2018 were minimal and related primarily to the acquisition of a man lift.

During the first nine months of 2018, the Company raised net proceeds of $9.5 million from the sale of common shares and warrants.  We used $3.6 million for principal payments on the State Bond Loan.

Liquidity Outlook

As at October 24, 2018, our unrestricted cash position was $10.7 million.  We have no additional contract sales scheduled in 2018.

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

Looking ahead

At the end of the third quarter of 2018, the average spot price of U3O8, as reported by Ux Consulting Company, LLC and TradeTech, LLC, had increased to approximately $27.50 per pound. Market fundamentals have not changed sufficiently to warrant further development of MU2. We anticipate meeting our projected production level of 250,000 to 300,000 pounds drummed for the year.

Through September 30, 2018, we sold 470,000 pounds of U3O8 under term contracts at an average price of approximately $49.39 per pound and 10,000 pounds of U3O8  under a spot sale for $23.75 per pound.  We purchased 470,000 pounds at an average cost of $24.42 per pound. The remaining 10,000 pounds were delivered from our produced inventory. We have no more contract sales scheduled in 2018.

No additional new production areas are currently planned for the remainder of the year. Production guidance for Q4 is between 40,000 and 60,000 pounds U3O8 dried and drummed. Full year 2018 guidance, similar to 2017, estimates production of between 250,000 and 300,000 pounds, but our production rate may be adjusted based on operational matters and other indicators in the market.

As at October 24, 2018, our unrestricted cash position was $10.7 million.

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

As of September 30, 2018, the average current spot and long-term prices of U3O8 were $27.50 and $31.75, respectively. This compares to prices of $23.75 and $31.00 as of December 31, 2017. The prices increased during the quarter shortly after the announcement of the Section 232 filing.  Whether or not the filing had a direct impact on the prices, we have no way to measure, but they seem to have stabilized at a level higher than what we have seen in recent years.

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

Management utilizes the Black-Scholes model to calculate the fair value of the warrants and stock options at the time they are issued.  In addition, the fair value of derivative warrants are recalculated quarterly using the Black-Scholes model with any gain or loss being reflected in the net income for the period.  Use of the Black-Scholes model requires management to make estimates regarding the expected volatility of the Company’s stock over the future life of the equity instrument, the estimate of the expected life of the equity instrument and the number of options that are expected to be forfeited. Determination of these estimates requires significant judgment and requires management to formulate estimates of future events based on a limited history of actual results.

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018.  As at September 30, 2018, the Company’s only leases are for vehicles, equipment, and office space in one location. The Casper office and copier leases are the only leases currently remaining in effect as of the date of implementation of the standard. We have gathered the necessary information for proper disclosure of that lease once the ASU is effective.  We will continue to monitor any new leases to ensure that we have all the information necessary to handle the transition to the new standard and properly report the transactions. We do not anticipate the new standard will affect our net income materially, but will result in additional fixed assets and the related lease liabilities.

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

Outstanding Share Data

As of October 24, 2018, we had outstanding 159,147,399 Common Shares and 9,625,371 options to acquire Common Shares.

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

Currency risk

At September 30, 2018, we maintained a balance of approximately $0.3 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $27.75 per pound as of October 24, 2018 as reported by TradeTech.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the nine months ended September 30, 2018 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: October 26, 2018	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2018	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)