Form 10-K
period 2018-12-31
UR-ENERGY INC
filed 2019-03-01
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨☐	Accelerated filer ☒	Non-accelerated filer ¨☐	Smaller reporting company☐ ¨
Emerging growth company☐ ¨

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☑

As of February 27, 2019, there were 159,729,403 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2018, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $81.2 million based upon the closing sale price of the Common Shares as reported by the NYSE American. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2018, included all directors and officers and one shareholder that, collectively, held approximately 25.5 million of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain operations at Lost Creek, the timing to determine future development and construction priorities, and the ability to readily ramp-up when market conditions warrant; (ii) the technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendments to the Lost Creek permits and licenses; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the production rates and life of the Lost Creek Project and subsequent development of and production from adjoining projects within the Lost Creek Property, including plans at LC East; (vi) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vii) the potential of our other exploration and development projects, including Shirley Basin, the projects in the Great Divide Basin and the Excel project (viii) the technical and economic viability of Shirley Basin; (ix) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (x) the outcome of our forecasts and production projections; (xi)  current market conditions including without limitation supply and demand projections; (xii) the outcome of the Department of Commerce Section 232 investigation, including whether the Secretary of Commerce will make a recommendation to the President and the nature of the recommendation,  whether the President will act on the recommendation and, if so, the nature of the action and remedy; (xiii)  the expected benefits of the proposed remedies in the trade action, including: restoring a sustainable U.S. uranium mining industry and the benefits of a sustainable domestic uranium mining industry to U.S. national security, bolstering national defense, and supporting energy security; and (xiv)  the expected impacts on U.S. production and the U.S. uranium mining industry. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the United States; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business;

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

Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all resource estimates included in this annual report on Form 10-K have been prepared in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. NI 43-101 permits the disclosure of an historical estimate made prior to the adoption of NI 43-101 that does not comply with NI 43-101 to be disclosed using the historical terminology if the disclosure: (a) identifies the source and date of the historical estimate; (b) comments on the relevance and reliability of the historical estimate; (c) to the extent known, provides the key assumptions, parameters and methods used to prepare the historical estimate; (d) states whether the historical estimate uses categories other than those prescribed by NI 43-101; and (e) includes any more recent estimates or data available.

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

Abbreviations:

BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
DEIS	Draft Environmental Impact Statement
DOC	U.S. Department of Commerce
DOD	U.S. Department of Defense
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
FEIS	Final Environmental Impact Statement
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
PPM	Parts per million
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities Exchange Commission
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, WQD/Water Quality Division; AQD/Air Quality Division; and SHWD/Solid and Hazardous Waste Division)
WEQC	Wyoming Environmental Quality Council
WGFD	Wyoming Game and Fish Department

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton

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

Ur-Energy has one direct wholly-owned subsidiary: Ur-Energy USA Inc. (“Ur-Energy USA”), a company incorporated under the laws of the State of Colorado. It has offices in Colorado and Wyoming and has employees in both states, in addition to having one employee based in Arizona.

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

Ur-Energy USA has two jointly-held subsidiaries with NFU Wyoming: NFUR Bootheel, LLC (“NFUR Bootheel”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in a venture project at our Bootheel Project; and NFUR Hauber, LLC (“NFUR Hauber”), a limited liability company formed under the laws of the State of Colorado to facilitate participation in a venture project at our Hauber project.

NFUR Hauber has one wholly-owned subsidiary: Hauber Project LLC, a limited liability company formed under the laws of the State of Colorado to hold our Hauber project. NFUR Hauber is the sole member and manager of Hauber Project LLC.

NFUR Bootheel holds an interest in The Bootheel Project, LLC, a limited liability company formed under the laws of the State of Colorado to hold the Bootheel property (and, formerly, the Buck Point property), a venture with Crosshair Exploration USA Inc. (ultimate parent-company, Canada Jetlines Ltd.), in which we own a 19.115% interest.

Currently, and at December 31, 2018, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

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

We are contractually committed to sell 500,000 pounds of uranium yellowcake during 2019, at an average price of approximately $49 per pound. During 2018, we worked with our customers to establish our delivery schedule for these 2019 commitments. This schedule was created to avoid uneven cash flows that could result from uneven delivery schedules. We have taken advantage of the low prices in 2017-2018 to enter into purchase agreements for delivery of 500,000 pounds of uranium yellowcake into those contractual commitments. The average cost of the purchases is $26 per pound. We have already delivered a portion of those 2019 contractual commitments (97,500 pounds).

Our other material asset, Shirley Basin, is one of the assets we acquired as a part of the Pathfinder transaction in 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes to complete an NI 43‑101 mineral resource estimate which was released in August 2014; subsequently, an NI 43‑101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015. In December 2015, our application for a permit to mine was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin. Our application for a source material license for Shirley Basin is proceeding through its review with the State of Wyoming Uranium Recovery Program (“URP”). We anticipate the state process to be complete, with necessary permits and authorizations received, in 2019. Work is well underway on initial engineering evaluations, designs and studies. The BLM is expected to initiate its review of the Plan of Operations immediately upon completion of its review of the LC East amendments.

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

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO is initially being utilized as a part of our Class V recycling circuit to minimize the waste water stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use by removing a small portion of the groundwater and disposing of it (commonly known as sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to insure the cleanup is complete, thus ending the mining process.

Our Lost Creek processing facility was constructed during 2012 – 2013, with production operations commencing in August 2013. Our first sales were made in December 2013. Nameplate design and NRC-licensed capacity of our Lost Creek processing plant is two million pounds per year, of which approximately one million pounds per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. Production of dried yellowcake was 286,358 pounds and 254,012 pounds in 2018 and 2017, respectively. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and, non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to permit us to process uranium from other of our mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project), or, alternatively to be able to contract to toll mill/process product from other in situ uranium mine sites in the region. This design would permit us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

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

Our Mineral Properties

Our current land portfolio in Wyoming includes 13 projects. Eleven of these projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control more than 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of more than 37,500 acres (~15,500 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the Lost Creek Property contain NI 43‑ 101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North.  See Resource  Summary

below in Updated Preliminary Economic Assessment for Lost Creek Property. Below is a map showing our Wyoming projects and the geologic basins in which they are located.

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

For the Lost Creek PEA, in order to accurately reflect existing resources, all resources produced through September 30, 2015 (1,358,407 pounds) were subtracted from total Measured Resources from the HJ Horizon in Mine Unit 1 (“MU1”). All the wells to support the originally-planned 13 header houses (“HHs”) have been completed. HHs 1-1 through 1-11 were operational as of the effective date of the Lost Creek PEA, October 15, 2015. Subsequently, the last two of the originally-planned header houses in MU1 were brought online (HH 1-12 (November 2016) and HH 1-13 (May 2017)).

All monitor ring wells in Mine Unit 2 (“MU2”) have been installed, pump-tested and approved for operational use. As of October 15, 2015, the effective date for the Lost Creek PEA, 138 pattern wells were piloted within HHs 2-1, 2-2 and 2-3. In a limited development program in 2018, the wells previously piloted were completed for use as well as construction of HHs 2-2 and 2-3.  HH 2-2 was brought into operation in August 2017, HH 2-3 started in January 2018 and HH 2-1 was brought online in May 2018.

During 2018, with production controlled at lower levels, 302,164 pounds of U3O8 were captured within the Lost Creek plant; 286,358 pounds U3O8  were packaged in drums; and 287,873 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. After more than five years of operations, the 2018 average plant head grade was 31 ppm. Varying month-to-month grades is a typical result as the mine matures and older operating patterns remain in the flow regime while newer patterns are brought online.

From production, Lost Creek sold 10,000 pounds U3O8  during calendar 2018. Overall, we sold 480,000 pounds of yellowcake into contractual commitments in 2018 at an average price of $48.86 per pound. At December 31, 2018, inventory at the conversion facility was approximately 375,803 pounds U3O8.

2016 Preliminary Economic Assessment for Lost Creek Property

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

3.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
4.	Measured, Indicated, and Inferred Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2015)).
5.	Resources are reported through October 15, 2015.
6.	All reported resources occur below the static water table.
7.	1,358,407 lbs. of uranium have been produced from the HJ Horizon in MU1 (Lost Creek Project) as of September 30, 2015.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Information shown in the table above differs from the disclosure requirements of the SEC.  See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

The Lost Creek PEA discloses changes for the Lost Creek Property which come in the form of an updated mineral resource estimate prompted by drilling within Lost Creek’s MU2, exploratory drilling at the Lost Creek and LC East Projects, and the re-estimation of all previously-identified resources for the Property at a revised 0.20 grade-thickness (GT) cut-off. The economic analyses within the Lost Creek PEA have been revised to evaluate the impact of additional identified resources with information and data acquired through two years of ISR operations at Lost Creek. The Lost Creek PEA therefore serves to replace the last economic analyses for the Lost Creek Property from December 2013 and the NI 43-101 Technical Report on the Lost Creek Property, dated June 17, 2015 (the “2015 Technical Report”). The Lost Creek PEA covers production through September 30, 2015 and drilling and other exploration and operational activities conducted through October 15, 2015.

We published the 2015 Technical Report for the Lost Creek Property to report increased resources for its operating MU1 and from exploration drilling conducted early in 2015. In order to reconcile higher-than-expected uranium recoveries from production operations in this mine unit, various analyses were conducted. These analyses, including detailed remapping of mineralized trends within ten sand horizons and interpretation of data from an additional 85 closely-spaced wells and core-holes, resulted in the re-estimation of the mineral resources and the conclusion that it was most appropriate to lower the grade-thickness (“GT”) cut-offs from 0.30 to 0.20 within our GT contouring resource estimation technique.  Employing these revised guidelines, resources for MU1 were re-mapped and re-evaluated, increasing the MU1 Measured Resources by 55% (after subtraction of MU1 production). Through the monitoring of continued production from MU1, the authors believe the 0.20 GT cutoff better represents the uranium resources for the Lost Creek Property and is supported by the economic analysis included in the PEA as well as the actual production achieved at the property to date. Accordingly, for the Lost Creek PEA, all resource estimations for Lost Creek Property have used the new 0.20 GT cutoff, again, following re-mapping and re-evaluation. Between the 2015 Technical Report and the Lost Creek PEA’s publication, our activities resulted in a cumulative increase of mineral resources at the Lost Creek Property of 31% in the Measured and Indicated categories and 28% in the Inferred category as was then reported in the Lost Creek PEA.

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

The Lost Creek PEA is the first technical report prepared since production operations began at Lost Creek which includes an updated preliminary economic assessment. It reflects the reported production from August 3, 2013 to September 30, 2015 and subtracts that amount (1,358,407 pounds) when summing the Measured Resources. Since September 30, 2015, and up through December 31, 2018, another 1,317,245 pounds have been produced. Total production from both MU1 and MU2, through December 31, 2018, equaled 2,675,652 pounds and the remaining Lost Creek PEA resources following that production are detailed below:

12/31/18 Reconciliation of Lost Creek Property Resource Estimate	MEASURED			INDICATED			INFERRED
PROJECT	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.048	8,339	7,937	0.046	3,831	3,491	0.046	3,116	2,844
MU1 production through 9/30/15	(0.048)	(1,415)	(1,358)
MU1/2 production 10/1/15 - 12/31/18	(0.048)	(1,372)	(1,317)
Lost Creek Subtotal at 12/31/18	0.048	5,552	5,262	0.046	3,831	3,491	0.046	3,116	2,844

LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	-----	-----	-----	-----	-----	-----	0.045	645	581
LC SOUTH	-----	-----	-----	0.037	220	165	0.039	637	496
LC WEST	-----	-----	-----	-----	-----	-----	0.109	16	34
EN	-----	-----	-----	-----	-----	-----	-----	-----	-----
Grand Total at 12/31/18	0.048	6,944	6,711	0.044	5,943	5,223	0.044	7,368	6,440

		MEASURED + INDICATED =			12,887	11,934

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

The State of Wyoming has developed a “core-area strategy” to help protect the greater sage-grouse species within certain core areas of the state. The Lost Creek property is within a designated core area and are thus subject to work activity restrictions from March 1 to July 15 of each year.  The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage-grouse. The sage-grouse timing restrictions relevant to ISR production and operational activities at the Lost Creek Project are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. Therefore, there are no timing restrictions on operational activities within pre-approved disturbed areas within our permit to mine.

Meanwhile, in related regulatory processes, the BLM prepared and issued, in September 2015, environmental impact statements for and issued amendments to eleven Resource Management Plans (“RMPs”), related to the greater sage-grouse. Included in these RMPs were proposals to designate millions of acres of federal lands currently open for mineral location as lands to be withdrawn from such mineral status. In 2017, the BLM cancelled the withdrawal proposal.

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

In 2014, two applications for amendments to the primary authorizations to mine at Lost Creek were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of LC East Project and the KM Horizon at Lost Creek. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC is participating in this review as a cooperating agency. A permit amendment requesting approval to mine at the LC East Project and within the KM Horizon at the Lost Creek Project was also submitted to the WDEQ. Approval will include an aquifer exemption. The request related to the KM Horizon at Lost Creek was subsequently withdrawn. The air quality permit will be revised to account for additional surface disturbance. An application will be submitted to Sweetwater County to re-zone the land at LC East. A subsequent Development Plan will also have to be submitted for review and approval. Numerous well permits from the State Engineer’s Office will be required. The BLM published a Final Environmental Impact Statement (“FEIS”) on the amendment application in January 2019. It is anticipated that permits and authorizations will be completed in 2019. See also Lost Creek Regulatory Proceedings, in Management Discussion and Analysis, below.

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

Significantly, effective September 30, 2018, Wyoming became the 38th state to assume responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, will oversee the licensing process for source material licenses as well as the operations of licensees in Wyoming. We believe the change will streamline the process of licensing, should offer greater consistency in authorizations, and may result in reduced costs in the licensing phase,  which we estimate may be as much as $2 million per project.

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

Pathfinder Mines Corporation:  Shirley Basin Mine Site (Shirley Basin, Wyoming) and Lucky Mc Mine Site (Gas Hills Mine District, Wyoming)

As a result of the Pathfinder acquisition, we now own the Shirley Basin and Lucky Mc mine sites in the Shirley Basin and Gas Hills mining districts of Wyoming, respectively, from which Pathfinder and its predecessors historically produced more than seventy-one million pounds of uranium, primarily from the 1960s through the 1990s. Pathfinder’s predecessors included COGEMA, Lucky Mc Uranium Corporation, and Utah Construction/Utah International.

Both Lucky Mc and Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. We assumed the remaining reclamation responsibilities including financial surety for reclamation, at Shirley Basin and at the Lucky Mc mine site. The Lucky Mc tailings site was fully reclaimed and, at the time of our acquisition, was in the process of being transferred to the U.S. Department of Energy. Therefore, we assumed no obligations with respect to the Lucky Mc tailings site, which were retained by the seller upon closing, or the NRC license at the site.  We do not have plans for the further exploration or development of the Lucky Mc property during 2019.

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

Under the terms of our acquisition of Pathfinder from AREVA in 2013, we were obligated to pay a five percent production royalty on production at the Shirley Basin Project under certain market conditions, if such conditions were triggered prior to June 30, 2016.  The royalty lapsed and was terminated because the market conditions had not been timely triggered.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the United States that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines.  We assumed the operation of the byproduct disposal site and accepted deliveries throughout 2018 under several existing contracts.

Preliminary Economic Assessment for Shirley Basin Uranium Project

In 2014, we issued a Technical Report on Resources for the Shirley Basin Uranium Project Carbon County Wyoming (August 27, 2014). Subsequently, we issued a Preliminary Economic Assessment for the Shirley Basin Uranium Project Carbon County Wyoming, January 27, 2015 (the “Shirley Basin PEA”). The Shirley Basin PEA was prepared under the supervision of WWC Engineering. The current mineral resources at the Shirley Basin Project are estimated as follows:

Shirley Basin Uranium Project - Resource Summary

	MEASURED			INDICATED
RESOURCE	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
AREA	% eU3O8	(X 1000)	(X 1000)	(X 1000)	(X 1000)	(X 1000)
FAB TREND	0.280	1,172	6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295
			MEASURED & INDICATED	0.230	1,915	8,816

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Based on grade cutoff of 0.020 percent eU3O8 and a grade x thickness cutoff of 0.25 GT.
4.	Measured and Indicated Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2015)).
5.	Resources are reported through July 2014.
6.	All reported resources occur below the historical, pre-mining static water table.
7.	Sandstone density is 16.0 cu. ft./ton.

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

The Bootheel Project, LLC and The Bootheel Project – Shirley Basin, Wyoming

Crosshair Exploration USA, Inc. is the manager of The Bootheel Project, LLC venture (since 2007). Since 2012, our ownership interest in the venture has been maintained at approximately 19%. In that time, the project’s budgets have been limited to nominal land maintenance payments and general overhead (e.g., insurance). In April 2018, the Management Committee of the Bootheel Project determined to continue the ownership and maintenance on the Bootheel property for the fiscal year ending March 31, 2019, which is the fiscal year end of The Bootheel Project, LLC. We anticipate proceeding in the same fashion in the upcoming budget year.  Due to the persistent depressed uranium market pricing combined with the reduction in minerals when a lease was not renegotiated, we examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired during 2016 resulting in a loss on investment of $1.1 million.

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. As described below, on a global basis, this competition also includes a significant number of state-owned or sponsored entities. Because of the greater financial and technical resources of these companies, competitive bids on off-take sales agreements is difficult.  Beyond that, in the U.S., competitive bid processes for other contracts and opportunities is and will be challenging; this competition extends to the further acquisition of properties and equipment, contractors and personnel required to explore and develop such properties. Additionally, these larger (or state-owned) companies have greater resources to continue with their operations during periods of depressed market conditions.

Unlike other commodities, uranium does not trade on an open market.  Contracts are negotiated privately by buyers and sellers. Our existing long-term agreements are described in Item 1, Business and Properties, above and in Item 7, Management’s Discussion and Analysis, below.  Uranium prices are published by two of the leading industry-recognized independent market consultants, UxC, LLC (formerly, The Ux Consulting Company, LLC) and TradeTech, LLC, who publish on their respective websites.  The following information reflects an average of the per pound prices published by these two consulting groups for the timeframe indicated:

December 31 of [year]	2013	2014	2015	2016	2017	2018
Spot price (US$)	$ 34.50	$ 35.50	$ 34.23	$ 20.25	$ 23.75	$ 27.75
LT price (US$)	$ 50.00	$ 49.50	$ 44.00	$ 30.00	$ 31.00	$ 32.00

End of [month]	31-Aug-18	30-Sep-18	31-Oct-18	30-Nov-18	31-Dec-18	31-Jan-19	27-Feb-19
Spot price (US$)	$ 26.30	$ 27.50	$ 27.95	$ 29.10	$ 27.75	$ 28.90	$ 27.85
LT price (US$)	$ 31.25	$ 31.75	$ 31.25	$ 31.25	$ 32.00	$ 32.00	$ 32.00

The Long-Term price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 24 months), and quantity flexibility (up to ±10%) considerations.

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

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the SDWA allows for the UIC permits issued by states to satisfy the UIC permit required under the SDWA under two conditions. First, the state's program must have been granted primacy, as is the case in Wyoming. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site. The EPA commenced a rulemaking with its publication of 40 CFR Part 192 rules in early 2015. These proposed rules effectively sought to expand EPA jurisdiction in restoration of groundwater within an exempted aquifer, and propose to extend the time for monitoring such restoration and stabilization requirement for as much as thirty years following production. As proposed, the rules implicate RCRA, SDWA and Uranium Mill Tailings Radiation Control Act (UMTRCA) standards. The EPA withdrew the rulemaking on October 30, 2018, due in large part to concerns over jurisdiction and technical feasibility raised by the Nuclear Regulatory Commission, and at this time has no intention of reinitiating the rulemaking.

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

Most recently, in December 2017, the EPA declined to make final its rulemaking to amend current standards of financial responsibility under Section 108(b) of CERCLA, which requires that classes of facilities establish and maintain evidence of financial responsibility consistent with the degree and duration of risk associated with the production, transportation, treatment, storage, or disposal of hazardous substances. As it had been proposed, the rulemaking would have significantly increase the cost of bonding and reclaiming our mineral projects. Litigation against the EPA challenging the outcome and withdrawal of the rulemaking is pending; the Company is not a party to the litigation.

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

Employees

At December 31, 2018, Ur-Energy USA employed 14 full-time people, in its Littleton, Colorado office (7) and Wyoming offices (7). At that date, Lost Creek ISR, LLC employed 28 people at the Lost Creek Project near Wamsutter, Wyoming. None of our other subsidiaries had employees in 2018. Ur-Energy Inc. had no employees during 2018.

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

Risks Related to Our Business

Current inventories and largely unrestricted imports challenge the U.S. domestic industry and our pending trade action may not achieve the desired results and may be costly to us.

Higher than normal inventories, sales of excess civilian and military inventories (including from the dismantling of nuclear weapons) by governments and industry participants, as well as the production levels and costs of production in and for countries such as Russia, Kazakhstan and Uzbekistan have had a substantial impact on the U.S. uranium production industry over the past several years.  More recently, China has aggressively expanded its role in the global uranium mining markets and in the rest of the nuclear fuel cycle. China has also made clear its intent to penetrate the U.S. nuclear markets. If the imports from government-subsidized production sites remain unchecked on a continuing basis, there could be a significant continuing negative impact to the uranium market which could adversely impact the Company’s future profitability. In 2018, with a co-petitioner, we jointly filed a petition for relief with the U.S. Department of Commerce (DOC) under Section 232 of the Trade Expansion Act of 1962 from imports of uranium products that threaten U.S. national security. The petition seeks a quota which, in effect, would reserve twenty-five percent of the U.S. market for domestic uranium. Ultimately, the President may take other, or no, action on the requested relief. There is no assurance that the petition will result in any impact on the imports of uranium from low-cost state-sponsored production. There can be no certainty of the outcome of the DOC investigation, the recommendation of the Secretary of Commerce, or actions to be taken by the President, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain. Moreover, the petition may have unintended consequences that may affect our business relationships with industry and consumers of uranium. These consequences, together with the costs of pursuing the trade action, may have adverse impacts on us. Additionally, we have received a request from a Congressional committee seeking documents related to our trade action as a part of an investigation of the current administration’s actions regarding uranium. Again, this may have unexpected consequences, including the costs of responding to the request for documents or any further action by the committee.

We have entered into term sales contracts for a portion of our production, but may be unable to enter into new term sales contracts in the future on suitable terms and conditions.

Our term sales contracts, which have historically resulted in uranium sales at prices in excess of spot prices, have fixed delivery terms. Certain of our contracts have delivery terms that have been completed, with no renewal or future deliveries planned. We are contractually committed to sell 500,000 pounds in 2019, 390,000 pounds in 2020 and 25,000 pounds in 2021. In each case, the sales price of these contracts is substantially in excess of current spot prices.  If market conditions do not improve, we do not expect to continue to execute sales agreements at such favorable prices in the future. The failure to enter into new term sales contracts on suitable terms, could adversely impact our operations and mining activity decisions, and resulting cash flows and income.

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

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where production activities commenced in the second half of 2013. Our operations at the Lost Creek site, which is a remote site in south-central Wyoming, and at other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during winter weather conditions. Additionally, these operations are subject to all the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, including water management including waste water disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and parts unavailability, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities expensive, and which may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Various rulemakings and other regulatory actions related to the protection of the greater sage-grouse are ongoing. EPA rulemakings relating to maintenance of tailings facilities and holding ponds, which may also have an impact on ISR projects, including Lost Creek are at various stages (e.g., UMTRCA, RCRA and SDWA restoration and stabilization requirements). Proposed CERCLA regulations, which would have significantly increased financial obligations and surety bonding, and might have had a commensurate impact on ISR projects, were not finalized. That EPA decision is currently being challenged in the courts. These are not the only laws and regulations which are the subject of discussion or rulemakings and, which, as proposed, would result in restrictive changes. Moreover, compliance with environmental quality requirements and reclamation laws imposed by federal, state and local governmental authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties, and mining and energy production activities have occurred near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential for liability may exist under federal or state remediation statutes.

The uranium mining industry is capital intensive, and we may be unable to raise necessary additional funding.

Additional funds will be required to fund working capital or to fund exploration and development activities at our properties including Lost Creek and the adjoining projects at the Lost Creek Property, as well as the development of our Shirley Basin project. Potential sources of future funds available to us, in addition to the sales proceeds from Lost Creek production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets. There is no assurance that such funding will be available to us to continue development or future exploration. Furthermore, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. In addition, any future equity financings may result in substantial dilution for our existing shareholders.

Our mineral resource estimates may not be reliable; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves; and we need to develop additional resources to sustain ongoing operations.

Our properties do not contain any mineral reserves as defined under SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources” above. Until mineral reserves or mineral resources are actually mined and processed, the quantity of mineral resources and grades must be considered as estimates only. We have established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. We have not established proven or probable reserves, as defined by Canadian securities regulators or the SEC under Industry Guide 7, through the completion of a feasibility study for any of our uranium projects, including the Lost Creek Property. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan on utilizing ISR mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that we commenced recovery of U3O8 at the Lost Creek Project in 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

Restrictive covenants in agreements governing our indebtedness may restrict our ability to pursue our business strategies. If we are unable to service our debt, we could lose the assets securing our indebtedness.

Our State Bond Loan, under which we originally received approximately $34 million in debt financing, includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness (which include our Lost Creek Project and related assets). Our ability to make scheduled payments and satisfy other covenants in the State Bond Loan depends on our financial condition and operating performance, which are subject to prevailing economic, competitive, legislative and regulatory conditions beyond our control. We may be unable to generate a level of cash flow from operating activities sufficient to permit us to pay the principal, interest and other fees on our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and the enforcement by the lender against the assets securing our indebtedness. The secured collateral for the State Bond Loan includes the Lost Creek Project and other related assets. These are key assets on which our business is substantially dependent and, as such, the enforcement against any one or all of these assets would have a material adverse effect on our operations and financial condition.

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

Many of our operations require licenses and permits from various governmental authorities. We believe we hold all necessary licenses and permits to carry on the activities which we are currently conducting or propose to conduct under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities (or amendments to expand or alter existing operations), including constructing mines, milling or processing facilities and commencing or continuing exploration or mining activities or operations at any of our properties. In addition, if we proceed to production on any other exploration property, we must obtain and comply with permits and licenses which will contain specific operating conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any and all such conditions.

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

The exploration for, and development of, mineral deposits involves significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish mineral resources or reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. It is impossible to ensure that our current exploration and development programs will result in profitable commercial operations; this is true for our gold project as well as our uranium mineral properties.

Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as uranium and gold prices, which are highly cyclical, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of uranium and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

The uranium industry is highly competitive and is competitive with other energy sources.

The international uranium industry is highly competitive. Our activities are directed toward the search for, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures to be made by us will result in discoveries of commercial quantities of uranium deposits. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. We will compete with other interests, many of which have greater financial resources than we have, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration and development efforts.

Nuclear energy competes with other sources of energy, including oil, natural gas, coal, hydro-electricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, particularly over the longer term. Lower prices of oil, natural gas, coal and hydro-electricity may result in lower demand for uranium concentrate and uranium conversion services. Furthermore, the growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power, whether through increased regulation or otherwise.

Our property title may be uncertain and could be challenged.

Although we have obtained title opinions with respect to certain of our properties, there is no guarantee that title to any of our properties will not be challenged or impugned.  Third parties may have valid claims underlying portions of our interests. Our mineral properties in the United States consist of leases covering state lands, unpatented mining claims and patented mining claims. Many of our mining properties in the United States are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals. We are allowed to use the surface of the public lands solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. We have taken or will take appropriate curative measures to ensure proper title to our properties where necessary and where possible.

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

We have never paid dividends and do not currently expect to do so in the near future.

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

Shareholders will be relying on the good faith, experience and judgment of our management and advisors in supervising and providing for the effective management of the business and our operations and in selecting and developing new investment and expansion opportunities. We may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel, the timely availability of which cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees and the remote locations for which employees are needed. As well, the skilled professionals with expertise in engineering and process aspects of in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few such professionals with both expertise and experience. We will need to hire additional employees if and as we ramp up at Lost Creek and as we develop the Shirley Basin Project. We will continue to be dependent on a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

Our insurance coverage could be insufficient.

We currently carry insurance coverage for general liability, directors’ and officers’ liability and other matters.  We intend to carry insurance to protect against certain risks in such amounts as we consider adequate. Certain insurances may be cost prohibitive to maintain, and even if we carried all such insurances, the nature of the risks we face in our exploration and uranium production operations is such that liabilities could exceed policy limits in any insurance policy or could be excluded from coverage under an insurance policy. The potential costs that could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our business and financial position. Additionally, we utilize a bonding surety program for our regulatory, reclamation and restoration obligations at Lost Creek and the Pathfinder Mines sites. Availability of and terms for such surety arrangements may change in the future, resulting in adverse effects to our financial condition.

We are subject to risks associated with governmental or regulatory investigations or challenges, litigation and other legal proceedings.

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation or other proceedings. Additionally, it is not unlikely that we may find ourselves involved directly or indirectly in legal proceedings, in the form of governmental or regulatory investigations, administrative proceedings or litigation, arising from challenges to regulatory actions as described elsewhere in this annual report. Such investigations, administrative proceedings and litigation related to regulatory matters may delay or halt exploration or development of our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, ability to operate, results of operations or our property development.

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

U.S. Federal Income Tax Consequences to U.S. Shareholders under the Passive Foreign Investment Company Rules

Investors in the Common Shares of Ur-Energy that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2018 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our Common Shares.  Gain realized upon a disposition of our Common Shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges.  Additional special adverse rules also apply to U.S. shareholders who own Common Shares of Ur-Energy if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

We will use commercially reasonable efforts to make available to U.S. shareholders, upon their written request (a) timely and accurate information as to our status as a PFIC and the PFIC status of any subsidiary in which Ur-Energy owns more than 50% of such subsidiary’s total aggregate voting power, and (b) for each year in which Ur-Energy determines that it is a PFIC, upon written request, a PFIC annual information statement with respect to Ur-Energy and with respect to each such subsidiary that we determine is a PFIC.

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

PART II

Item 5.  MARKET FOR registrant’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and issuer purcHases of equity securities

Market Information

Since July 24, 2008, Ur-Energy’s Common Shares have been listed for trading on the NYSE American exchange under the trading symbol “URG.” Since November 29, 2005, Ur-Energy’s Common Shares have been listed and posted for trading on the Toronto Stock Exchange under the trading symbol “URE.”

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of February 27, 2019, 159,729,403 Common Shares are issued and outstanding and no preferred shares are issued and outstanding.  We estimate that we have approximately 8,000 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

Our Class A Preference Shares are issuable by the Board in one or more series and the Board has the right and obligation to fix the number of shares in, and determine the designation, rights, privileges, restrictions and conditions attaching to the shares of each series. The rights of the holders of Common Shares will be subject to, and may be adversely affected by, the rights of the holders of any Class A Preference Shares that may be issued in the future. The Class A Preference Shares, may, at the discretion of the Board, be entitled to a preference over the Common Shares and any other shares ranking junior to the Class A Preference Shares with respect to the payment of dividends and distribution of assets in the event of liquidation, dissolution or winding up.

Dividends

To date, we have not paid any dividends on our outstanding Common Shares and have no current intention to declare dividends on the Common Shares in the foreseeable future. Any decision to pay dividends on our Common Shares in the future will depend upon our financial requirements to finance future growth, the general financial condition of the Company and other factors which our Board may consider appropriate in the circumstances.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2018. Directors, officers, employees, and consultants are eligible to participate in the Option Plan. Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2) (C$)	Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights) (3)
Equity compensation plans approved by securityholders (1)	10,747,108	$ 0.64	3,055,321
Equity compensation plans not approved by security-holders	-	-	-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 9,731,612 outstanding stock options under the Ur‑Energy Inc. Amended and Restated Stock Option Plan 2005.
(3)

Represents 1,493,505 Common Shares remaining available for issuance under the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 and 1,561,816 Common Shares available under the Ur-Energy Amended Restricted Share Unit Plan.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2018 and 2017, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2018.

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

The following graph illustrates the period from December 31, 2013 to December 31, 2018 and reflects the cumulative shareholder return of an investment in our Common Shares compared to the cumulative return of an investment in (a) the Russell 3000 Index, (b) the NYSE American Composite Index, and (c) the average of a peer group consisting of Denison Mines Corp., Uranium Energy Corp., Energy Fuels, Inc. and Westwater

Resources, Inc. since December 31, 2013, assuming that $100 was invested and, where applicable, includes the reinvestment of dividends.

Performance Graph
200
100
0
2013
2014
2015
2016
2017
2018
Ur-Energy Inc.
Peer Average
Russell 3000
NYSE American Index

	2013	2014	2015	2016	2017	2018
Ur-Energy Inc.	100	66	54	44	55	54
Peer Average	100	86	45	45	52	42
Russell 3000	100	110	109	120	143	133
NYSE American Index	100	101	89	95	110	94

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Reference should also be made to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

(Amounts in thousands of U.S. Dollars except per share data)

	As of December 31
	2018	2017	2016	2015	2014
Working capital (deficiency)	1,608	1,283	(1,706)	(7,510)	(2,645)
Current assets	9,090	9,168	6,506	5,713	9,346
Total assets	100,363	88,364	89,940	95,757	104,451
Current liabilities	7,482	7,885	8,212	13,223	11,991
Long-term liabilities	41,034	41,698	45,496	50,033	60,359
Shareholders' equity	51,847	38,781	36,232	32,501	32,101

	Year ended December 31
	2018	2017	2016	2015	2014
Revenue	23,496	38,368	27,305	41,877	29,349
Net income (loss) for the year	4,534	76	(3,010)	(795)	(8,749)

Income (loss) per common share: Basic	0.03	-	(0.02)	(0.01)	(0.07)
Diluted	0.03	-	(0.02)	(0.01)	(0.07)

Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

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

Industry Update and Trends

The uranium industry continues to be characterized by persistently low pricing,  and threats to pricing and market stability created by foreign state-sponsored producers. In 2018, several uranium miners, including Lost Creek ISR, LLC, implemented decisions to halt planned construction and development as well as to operate at lower rates of production. Cameco’s November 2017 announcement to suspend production at McArthur River, the world’s largest uranium mine, for at least ten months in 2018, was emblematic of the conditions of the global market. Subsequently, in July 2018, Cameco confirmed that it would extend the planned 10-month production suspension of this operation for an indeterminate duration. Numerous other mines worldwide have announced cuts in production and/or plans to shut down production operations in the near term.

As discussed elsewhere in this report, we completed the development of the third header house in Lost Creek’s second mine unit, while continuing to control annual production rates at a modest target of 250,000 to 300,000 pounds. Production at Lost Creek in 2018 totaled 302,164 pounds captured in the plant. While U.S. miners lowered production rates and halted development ensuring near-term production will remain lower, imports continued to dominate the U.S. market in 2018. Projections at year end suggest that U.S. uranium miners accounted for less than two percent of domestic uranium needs.

In response to the challenges of the market conditions, primary among them foreign imports into the U.S. emanating from state-sponsored producers in Russia, Kazakhstan and Uzbekistan, on January 16, 2018, Ur‑Energy USA and Energy Fuels Resources (USA) Inc. (Energy Fuels) initiated a trade action with the U.S. Department of Commerce pursuant to Section 232 of the Trade Expansion Act. We chose this statutory framework for relief because we recognized that the current imbalance in the U.S. uranium market has created a very real threat to our national security.

The Petition for Relief with the U.S. Department of Commerce (DOC) under Section 232 of the Trade Expansion Act of 1962 (as amended) From Imports of Uranium Products that Threaten U.S. National Security (“Petition”) describes how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China represent a threat to U.S. national security. The Petition seeks a remedy which will set a quota to limit imports of uranium into the U.S. by reserving 25% of the U.S. nuclear market for U.S. uranium production. Additionally, the Petition suggests implementation of a requirement for U.S. federal utilities and agencies to buy U.S. uranium in accordance with the Administration's Buy American Policy.

On July 18, 2018, DOC announced it initiated an “investigation into whether the present quantity and circumstances of uranium ore and product imports into the United States threaten to impair national security.”  Thereafter, the DOC announced a public comment period which subsequently closed on September 25, 2018. Other aspects of the investigation are proceeding; the DOC investigation must be complete by April 15, 2019. Thereafter, the President has 90 days (until July 15, 2019) to act on the DOC’s recommendations and, if necessary, to act to “adjust the imports” and/or pursue other lawful, non-trade related actions necessary to address the import threat.

There can be no certainty of the outcome of the DOC investigation, the recommendation of the Secretary of Commerce, or actions to be taken by the President, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain.

2018 Developments

Lost Creek Property – Great Divide Basin, Wyoming

In August 2013, the Company was given operational approval by the NRC and commenced production operation activities. Through December 31, 2018, 2,675,652 pounds of U3O8 have been captured at Lost Creek in Mine Unit 1 (“MU1”) and the first three headers houses (“HHs”) in Mine Unit 2 (“MU2”).

All of the original planned wells and 13 HHs in MU1 as well as three HHs and the related wells in MU2 have been completed and were available for operation at year end 2018.  The first of the three HHs in MU2 began operations in August 2017; in January 2018, the second HH in MU2 came online; the third of the three MU2 HH started in 2017 came online in May 2018. Additional work in MU2 had been completed earlier, allowing for submittal of the appropriate operating permits. The main trunkline which has been installed services the first five MU2 HHs, and the entirety of MU2 has been fenced. All of these activities will allow for a quick turn-around to ramp up production once market fundamentals change.

After more than five years of operations, Lost Creek captured 302,164 pounds captured during 2018 with a yearly average head grade of 31 ppm. The lower head grade and reduced flowrate during this period of operation is a typical result as a mine matures and older operating patterns, particularly in MU1 remain in the flow regime.

During 2018, the Company sold 470,000 purchased pounds under term contracts at an average price of $49.39. From production, Lost Creek sold 10,000 pounds during 2018 in a tax-driven spot sale. The 470,000 pounds sold into term contracts were purchased at an average price of $24.42 per pound. During 2018, 302,164 pounds of U3O8 were captured within the Lost Creek plant; 286,358 pounds were packaged in drums; and 287,873 pounds of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, 2018, inventory at the conversion facility was approximately 375,803 pounds.

In August 2018 we noted a one-year milestone with no lost-time accidents at Lost Creek. Calendar year 2018 also ended free from any lost-time accidents at Lost Creek and elsewhere in the Company.

Lost Creek Regulatory Proceedings

Subsequent to final approvals being received for operations at Lost Creek, in 2012-2013, we have made necessary additional filings for approvals of ongoing operations at Lost Creek (e.g., wellfield development; authorizations related to the new deep disposal well; permits and authority for new Class V wells).  In September 2014, we filed applications for amendment of all Lost Creek permits and licenses to include recovery from the KM horizon and LC East operations. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC has participated in this review as a cooperating agency. A permit amendment requesting approval to mine at the LC East Project and within the KM Horizon at the Lost Creek Project was also submitted to the WDEQ. Approval will include an aquifer exemption. In early 2018 we withdrew the application insofar as it related to two of the eleven projected mine units – those for the KM Horizon at Lost Creek. The change was not anticipated to delay the completion of the permitting process with respect to the LC East Project (nine mine units total). The BLM issued its draft environmental impact statement (“DEIS”) in August 2018. Following public comment on the DEIS, the BLM completed its Final Environmental Impact Statement (“FEIS”) and published its notice of the FEIS on January 28, 2019. We anticipate that all permits and authorizations for the amendment will be complete in 2019.

Shirley Basin Project

Baseline studies necessary for the permitting and licensing of the project were completed in 2014. Subsequently, in December 2015, our application for a permit to mine was submitted to the WDEQ. While the Shirley Basin PEA contemplates that the Lost Creek processing facility may be utilized for the drying and packaging of uranium from Shirley Basin, which would mean we would only anticipate the need for a satellite plant, the Shirley Basin permit application contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions. WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin. Our application for a source material license for Shirley Basin is proceeding through its review with the State URP. We anticipate the state process to be complete, with necessary permits and authorizations received, in 2019. Work is well underway on initial engineering evaluations, designs and studies. The BLM is expected to initiate its review of the Plan of Operations immediately upon completion of its review of the LC East amendments.

Excel Gold Project

In January 2018, we announced the acquisition of a gold exploration project in west-central Nevada, comprising 102 federal lode mining claims (approximately 2,100 acres). The Excel Project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts. We became aware of the mineral potential of this project area from exploration data contained within the large geologic database acquired as a part of our 2013 purchase of Pathfinder. Here, we identified an exploration program in the area of the Excel Project which encountered high-grade gold and silver assays from trenching activities. Company geologists conducted geologic literature research and field examinations, resulting in land acquisition activities beginning in 2017. Once a land position was obtained, rock sampling and geochemical soil sampling programs were conducted. We continue to analyze these initial assay results and conducted additional ground work at the project in 2018 and early 2019. We are currently considering alternatives to advance this exploration project.

Corporate Organization and Financing Developments

Trade Action

As described above under Industry Updates and Trends, together with Energy Fuels, we filed a trade action with the DOC in January 2018 in response to the challenges of uranium market conditions, primary among them imports to the U.S. emanating from state-sponsored producers in Russia, Kazakhstan, and Uzbekistan.

The DOC announced the commencement of its investigation in July 2018 and, to date, the trade action has proceeded through various phases of the investigation.  In November 2018, as a part of the investigation, Lost Creek and several other uranium mines and mills were toured by the DOC investigation team.

Additionally, subsequent to the end of the year, we have received a request from a Congressional committee seeking documents related to our trade action as a part of an investigation of the current administration’s actions regarding uranium.

There can be no certainty of the outcome of the DOC investigation, the recommendation of the Secretary of Commerce, or actions to be taken by the President, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain.

Changes to Our Board of Directors

In January 2018, one of our founding directors, Paul Macdonell, provided notice of his retirement from our Board after more than 13 years of service. Originally projected to become effective March 1, 2018, Mr. Macdonell agreed to extend the date of his retirement, which became effective March 30, 2018. Rob Chang joined our Board, also effective March 30, 2018. Mr. Chang is a well-recognized financial expert who most recently covered the uranium mining industry for many years. We believe that his broad-ranging finance and market credentials provide strengths which add depth and experience in critical areas to our Board. Mr. Chang has 23 years of experience in the financial services industry. He is currently the Chief Financial Officer of Riot Blockchain, Inc. Prior to his current position, he most recently served as the Managing Director and Head of Metals & Mining at Cantor Fitzgerald where he provided research coverage in precious metals, base metals, lithium, and uranium. He is well familiar with the uranium mining industry and is considered a subject matter expert by several media outlets. Mr. Chang previously served as a Director of Research and Portfolio Manager at Middlefield Capital, a Canadian investment firm which managed $3 billion in assets. He was also on a five-person multi-strategy hedge fund team where he specialized in equity and derivative investments. Mr. Chang completed his MBA at the University of Toronto's Rotman School of Management.

Reduction in Workforce

In February 2018, a third reduction in workforce (“RIF”)  was implemented due to continuing depressed uranium market conditions. RIFs conducted in 2016 and 2017 affected twelve and eight employees, respectively. Nine additional employees were laid off in the 2018 RIF, following our Board’s decision to defer any further development at Lost Creek while the uranium market remains at its current depressed levels. Because of the deferral of construction and development, the focus of the layoffs in 2018 was on positions in the construction and development teams, with additional positions eliminated in departments where the absence of field work will affect workload. Additionally, several employees were asked to change job responsibilities and/or team assignments. Production operations at Lost Creek proceeded uninterrupted throughout the year.

Equity Financing

In September, we completed a US$10 million public offering of Common Shares. The offering of 12,195,122 Common Shares and accompanying warrants to purchase up to 6,097,561 Common Shares, at a combined public offering price of $0.82 per common share and accompanying warrant, closed on September 25, 2018. Ur-Energy also granted the underwriters a 30-day option to purchase up to 1,829,268 additional common shares and warrants to purchase up to an aggregate of 914,634 Common Shares on the same terms. The underwriters exercised a portion of their option to purchase additional securities at closing, acquiring 867,756 additional warrants to purchase an aggregate of 433,878 Common Shares. Including the partial exercise of the option, Ur-Energy issued a total of 12,195,122 Common Shares and 13,062,878 warrants to purchase up to 6,531,439 Common Shares.  Net proceeds from the offering was approximately $9.2 million.  We anticipate that proceeds from the offering will be used to maintain and enhance operational readiness; additionally, proceeds may be used for working capital and general corporate purposes.

Off Take Sales Agreements

We  continue to have multiple off-take sales agreements with various U.S. utilities. These agreements were completed between 2013 and 2015, and provide for deliveries between 2019 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2019	500,000 pounds
2020	390,000 pounds
2021	25,000 pounds

2018 Results of Operations

U3O8 Production Costs

During 2018, 302,164 pounds of U3O8 were captured within the Lost Creek plant. A total of 286,358 pounds were packaged in drums and 287,873 pounds of the drummed inventory were shipped to the conversion facility where 10,000 produced pounds were sold on the spot market. The cash cost per pound and non-cash cost per pound for produced uranium presented in the following Production and Production Costs and Sales and Cost of Sales tables are non-US GAAP measures. These measures do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. We have restated the cost of uranium sales in 2017 and the related costs per pound to exclude the lower of cost or net realizable value (“NRV”) adjustments made during that year to provide better comparisons to the current year.  There were no changes to the financial statements for 2017. Please see the tables below for reconciliations of these measures to the US GAAP compliant financial measures.

Production and sales figures for the Lost Creek Project are as follows:

Production and Production Costs	Unit	2018 Q4	2018 Q3	2018 Q2	2018 Q1	2018

Pounds captured	lb	48,304	80,604	89,209	84,047	302,164
Ad valorem and severance tax	$000	$30	$81	$133	$179	$423
Wellfield cash cost (1)	$000	$459	$422	$516	$671	$2,068
Wellfield non-cash cost (2)	$000	$400	$400	$400	$403	$1,603
Ad valorem and severance tax per pound captured	$/lb	$0.62	$1.00	$1.49	$2.13	$1.40
Cash cost per pound captured	$/lb	$9.50	$5.24	$5.78	$7.98	$6.84
Non-cash cost per pound captured	$/lb	$8.28	$4.96	$4.48	$4.79	$5.31

Pounds drummed	lb	53,654	78,441	74,302	79,961	286,358
Plant cash cost (3)	$000	$1,154	$1,109	$1,230	$1,226	$4,719
Plant non-cash cost (2)	$000	$484	$485	$493	$492	$1,954
Cash cost per pound drummed	$/lb	$21.51	$14.14	$16.57	$15.33	$16.48
Non-cash cost per pound drummed	$/lb	$9.02	$6.18	$6.64	$6.15	$6.82

Pounds shipped to conversion facility	lb	67,040	72,902	74,416	73,515	287,873
Distribution cash cost (4)	$000	$47	$36	$34	$19	$136
Cash cost per pound shipped	$/lb	$0.70	$0.49	$0.46	$0.26	$0.47

Pounds purchased	lb	-	-	100,000	370,000	470,000
Purchase costs	$000	$-	$-	$2,225	$9,251	$11,476
Cash cost per pound purchased	$/lb	$-	$-	$22.25	$25.00	$24.42

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

3.	Plant cash costs include all plant operating costs and site overhead costs.
4.	Distribution cash costs include all shipping costs and costs charged by the conversion facility for weighing, sampling, assaying and storing the pounds prior to sale.

In total, wellfield, plant and distribution cash costs were very consistent quarter on quarter during 2018.  The respective cash costs per pound increased overall during the year primarily driven by decreasing levels of production.  The more significant increase in cash and non-cash costs per pound in Q4 was driven by lower quarterly production, which is a typical result as a mine matures and older operating patterns, particularly in MU1, remain in the flow regime.

Ad valorem and severance taxes fluctuate based on pounds extracted and the related sales value of those pounds.   The $1.40 average cost per pound in 2018 was lower than the previous year’s $2.81 per pound due to the tax driven 10,000 pound spot sale from production.

Wellfield cash costs in 2018 Q1 were somewhat elevated due to some non-recurring expenses and the annual labor bonus in Q1. The average cash cost per pound captured increased to $9.50 in 2018 Q4 and averaged $6.84 for the year, as compared to $10.99 in 2017. The annual decrease was due to higher production levels during the year and a reduction in labor costs as we moved to maintenance-focused operations. As previously discussed, production levels were deliberately maintained at levels sufficient to satisfy our expected contract sales in light of the depressed uranium market. Wellfield non-cash costs were relatively fixed but lower than 2017 as a portion of the capitalized costs became fully depreciated in 2017. The resulting non-cash cost per pound captured was $8.28 in Q4 and averaged $5.31 for the year, as compared to $10.78 in 2017. The decrease for the year was significantly impacted by production levels which were higher than 2017.

Plant cash costs generally decreased during the year as compared to 2017. The resulting cash cost per pound drummed increased to $21.51 in 2018 Q4 as a result of lower production but averaged $16.48 for the year, as compared to $20.02 in 2017 due to higher annual production and lower total cash costs. Plant non-cash costs did not change during the year. The non-cash cost per pound drummed increased to $9.02 in 2018 Q4 and averaged $6.82 for the year, as compared to $7.75 in 2017. The changes were directly tied to production rates.

Distribution costs during the year decreased as compared to 2017. The resulting cash cost per pound shipped in 2018 Q4 increased to $0.70 but averaged $0.47 per pound for the year, as compared to $0.56 in 2017. Distribution costs are tied to volume but may be impacted by the timing of receiving empty barrels and assays from the Converter.

U3O8 Sales and Cost of Sales

Sales and cost of sales	Unit	2018 Q4	2018 Q3	2018 Q2	2018 Q1	2018

Pounds sold	lb	-	-	100,000	380,000	480,000
U3O8 sales	$000	$-	$-	$3,790	$19,663	$23,453
Average contract price	$/lb	$-	$-	$37.90	$52.50	$49.39
Average spot price	$/lb	$-	$-	$-	$23.75	$23.75
Average price per pound sold	$/lb	$-	$-	$37.90	$51.74	$48.86

U3O8 cost of sales (1)	$000	$-	$-	$2,225	$9,659	$11,884
Ad valorem and severance tax cost per pound sold	$/lb	$-	$-	$-	$1.66	$1.66
Cash cost per pound sold	$/lb	$-	$-	$-	$25.37	$25.37
Non-cash cost per pound sold	$/lb	$-	$-	$-	$13.77	$13.77
Cost per pound sold - produced	$/lb	$-	$-	$-	$40.80	$40.80
Cost per pound sold - purchased	$/lb	$-	$-	$22.25	$25.00	$24.42
Average cost per pound sold	$/lb	$-	$-	$22.25	$25.42	$24.76

U3O8 gross profit	$000	$-	$-	$1,565	$10,004	$11,569
Gross profit per pound sold	$/lb	$-	$-	$15.65	$26.33	$24.10
Gross profit margin	%	0.0%	0.0%	41.3%	50.9%	49.3%

Ending Inventory Balances
Pounds
In-process inventory	lb	9,134	14,588	43,733	28,937
Plant inventory	lb	7,559	20,944	15,391	15,504
Conversion facility inventory	lb	375,803	308,762	233,712	159,296
Total inventory	lb	392,496	344,294	292,836	203,737

Total cost
In-process inventory	$000	$160	$359	$518	$416
Plant inventory	$000	$345	$665	$548	$538
Conversion facility inventory	$000	$14,187	$11,143	$8,738	$6,044
Total inventory	$000	$14,692	$12,167	$9,804	$6,998

Cost per pound
In-process inventory	$/lb	$17.52	$24.61	$11.84	$14.38
Plant inventory	$/lb	$45.64	$31.75	$35.61	$34.70
Conversion facility inventory	$/lb	$37.75	$36.09	$37.39	$37.94

Note:

1.

Costs of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Costs table) adjusted for changes in inventory values but excludes the lower of cost or NRV adjustments as the adjustments do not correspond with the timing of the sales of produced inventory.

There were no pounds sold in Q4. For the year, we sold 480,000 pounds, of which 470,000 were sold under term  contracts at an average price per pound of $49.39 and 10,000 pounds were sold at a spot price of $23.75 per pound. Total uranium sales were $23.5 million at an average price per pound of $48.86. The 10,000 pounds sold at the spot rate were the only sales from produced inventory for the year.

For the year, our uranium cost of sales totaled $11.9 million and was comprised of $11.5 million of purchase costs and $0.4 million of production costs. In 2018, we purchased 470,000 pounds at an average price of $24.42 per pound, which were all sold into our term contracts.  In 2018, we sold 10,000 pounds from production.  The average cost per pound sold from production was $40.80, as compared to $41.08 in 2017.

The gross profit from uranium sales for 2018 was $11.6 million, which represents a gross profit margin of approximately 49%. This compares to a gross margin of $16.5 million or 43% in 2017.

At the end of the year, we had approximately 375,803 pounds of U3O8 at the conversion facility at an average cost per pound of $37.75. The following table shows the average cost per pound of the conversion facility inventory.

Ending Conversion Facility Inventory Cost Per Pound Summary	Unit	31-Dec-18	30-Sep-18	30-Jun-18	31-Mar-18
Ad valorem and severance tax cost per pound	$/lb	$1.52	$1.60	$1.73	$1.66
Cash cost per pound	$/lb	$23.85	$22.83	$23.66	$23.88
Non-cash cost per pound	$/lb	$12.38	$11.66	$12.00	$12.40
Total cost per pound	$/lb	$37.75	$36.09	$37.39	$37.94

Generally, the cost per pound in ending inventory at the conversion facility decreased during the year as compared to the ending cost per pound in 2017. The decrease was directly related to the higher production figures and lower production costs in 2018 in combination with the lower of cost or net realizable value adjustments recorded during the year.

Annual Results Comparison

The following table presents an annual comparison of a portion of the above information for the years ended December 31, 2018, 2017 and 2016:

Comparison of annual results	Unit	2018	2017	2016
Sales
Sales per financial statements	$000	$23,496	$38,371	$27,297
Less disposal fees	$000	$(43)	$(80)	$(20)
Less gain from sale of deliveries under contract	$000	$-	$-	$(5,086)
U3O8 sales	$000	$23,453	$38,291	$22,191

Cost of sales
Ad valorem & severance taxes	$000	$423	$747	$1,523
Wellfield costs	$000	$3,672	$5,777	$6,645
Plant and site costs	$000	$6,673	$7,054	$8,079
Distribution costs	$000	$136	$145	$365
Inventory change	$000	$(10,496)	$(3,000)	$(763)
Cost of sales - produced	$000	$408	$10,723	$15,849
Cost of sales - purchased	$000	$11,476	$11,081	$-
Total cost of sales	$000	$11,884	$21,804	$15,849

Gross profit from U3O8 sales	$000	$11,569	$16,487	$6,342

Production
Pounds extracted	lb	302,164	265,391	538,004
Pounds drummed	lb	286,358	254,012	561,094
Pounds shipped	lb	287,873	257,213	579,179

Pounds sold - produced	lb	10,000	261,000	562,000
Pounds sold - purchased	lb	470,000	519,000	-

Per Pound Sold
Average contract price	$/lb	$49.39	$49.09	$41.38
Average spot price	$/lb	$23.75	$-	$30.75
Average price	$/lb	$48.86	$49.09	$39.49

Ad valorem and severance tax	$/lb	$1.66	$2.77	$2.86
Cash cost	$/lb	$25.37	$24.41	$17.15
Non-cash cost	$/lb	$13.77	$13.90	$8.19
Cost - Produced	$/lb	$40.80	$41.08	$28.20
Cost - Purchased	$/lb	$24.42	$21.35	$-

Average cost	$/lb	$24.76	$27.95	$28.20

Gross profit (1)	$/lb	$24.10	$21.14	$11.29

Note:

1.

For comparative purposes, gross profit and gross profit per pound for the year 2016 excludes the profit recognized on the assignment of deliveries as well as the exclusion of NRV adjustments made in the years 2017 and 2018.

In 2018, our production levels increased due to the addition of three HHs in MU2 but were declining again by year end as we reacted to a continuing weak market by not developing additional header houses.  Based on existing spot prices, we were able to purchase uranium at prices that were less than our cost of production.  We therefore felt that rather than reducing our resources, it was prudent to purchase pounds to complement our current production, which was based on existing wellfield assets in MU1 as well as the limited number of new HHs in MU2. The above analysis shows that we reduced our costs reflecting the reduced production levels and other cost saving measures, but not at the same rate we decreased sales from production. This is consistent with what we have previously reported, in that most of our costs are fixed so that when our production increases, our cost per pound declines and where production is scaled back, our cost per pound will increase.  Compounding this is the fact that as our cost per pound increases, the carrying cost of our inventories may be subject to lower of cost or net realizable value adjustments which are reflected in our cost of goods sold and push the cost per pound of produced product sold higher. As we allocate these adjustments to taxes, cash costs and non-cash costs, all cost types show increases.  Probably the most profound is in non-cash costs as all of our depletion and amortization expenses are calculated on a straight-line basis per SEC guidelines so if production is decreased by half, the related cost per pound will double. As many of our costs are fixed costs, we are not able to reduce their impact on the overall cost per pound of our products.

As discussed, we are continuously surveying the market for opportunities to create future, long-term, contracts at favorable rates. However, long-term pricing remained weak in 2018 and we did not enter into any new contracts. As previously shown, the Company maintains a good book of contracts into 2021. The average contract price in 2018 was close to $50 per pound for the 470,000 pounds we sold under term contracts.

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

Average Price Per Pound Sold Reconciliation	Unit	2018 Q4	2018 Q3	2018 Q2	2018 Q1	2018

Sales per financial statements	$000	$14	$3	$3,807	$19,672	$23,496
Less disposal fees	$000	$(14)	$(3)	$(17)	$(9)	$(43)
U3O8 sales	$000	$-	$-	$3,790	$19,663	$23,453

Pounds sold - produced	lb	-	-	-	10,000	10,000
Pounds sold - purchased	lb	-	-	100,000	370,000	470,000
Total pounds sold	lb	-	-	100,000	380,000	480,000

Average price per pound sold	$/lb	$-	$-	$37.90	$51.74	$48.86

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

Total Cost Per Pound Sold Reconciliation[1]	Unit	2018 Q4	2018 Q3	2018 Q2	2018 Q1	2018

Cost of sales per financial statements		$50	$170	$2,225	$9,758	$12,203
Less adjustments reflecting the lower of cost or NRV		$(50)	$(170)	$-	$(99)	$(319)
U3O8 cost of sales		$-	$-	$2,225	$9,659	$11,884

Ad valorem & severance taxes	$000	$30	$81	$133	$179	$423
Wellfield costs	$000	$859	$823	$916	$1,074	$3,672
Plant and site costs	$000	$1,638	$1,594	$1,723	$1,718	$6,673
Distribution costs	$000	$47	$36	$34	$19	$136
Inventory change	$000	$(2,574)	$(2,534)	$(2,806)	$(2,582)	$(10,496)
Cost of sales - produced	$000	$—	$—	$—	$408	$408
Cost of sales - purchased	$000	$—	$—	$2,225	$9,251	$11,476
Total cost of sales	$000	$—	$—	$2,225	$9,659	$11,884

Pounds sold produced	lb	—	—	—	10,000	10,000
Pounds sold purchased	lb	—	—	100,000	370,000	470,000
Total pounds sold	lb	—	—	100,000	380,000	480,000

Average cost per pound sold - produced	$/lb	$-	$-	$-	$40.80	$40.80
Average cost per pound sold - purchased	$/lb	$-	$-	$22.25	$25.00	$24.42
Total average cost per pound sold	$/lb	$-	$-	$22.25	$25.42	$24.76

Note:

1.

The cost per pound sold reflects both cash and non-cash costs, which are combined as cost of sales in the statement of operations included in this filing. The cash and non-cash cost components are identified in the above production cost table. It excludes the lower of cost or NRV adjustments as the adjustments do not correspond with the timing of the sales of produced inventory.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table summarizes the results of operations for the years ended December 31, 2018 and 2017 (in thousands of U.S. dollars):

	Year ended December 31,
	2018	2017
	$	$

Sales	23,496	38,368
Cost of sales	(12,203)	(24,401)
Gross profit	11,293	13,967
Exploration and evaluation expense	(2,431)	(2,623)
Development expense	(1,654)	(4,340)
General and administrative expense	(5,393)	(5,090)
Accretion expense	(508)	(527)
Net profit from operations	1,307	1,387
Net interest expense	(1,002)	(1,377)
Warrant mark to market gain	581	-
Loss from equity investment	(5)	(5)
Foreign exchange gain (loss)	43	(50)
Other income	3,610	121
Net income	4,534	76

Income per share – basic	0.03	-

Income per share – diluted	0.03	-

Revenue per pound sold	48.86	49.09

Total cost per pound sold	24.76	27.95

Gross profit per pound sold	24.10	21.14

Sales

We sold a total of 480,000 pounds of U3O8 during the year ended December 31, 2018 for an average price of $48.86 per pound as compared to 2017 when we sold 780,000 pounds for an average price of $49.09. The fluctuation in sales prices relates primarily to a lower-priced spot sale made in 2018.

For the year ended December 31, 2018, we recognized $43 thousand from disposal fees compared to $80 thousand during 2017.

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

As compared to 2017, our cost per pound sold decreased $3.19 to $24.76 in 2018. The decrease for the year was driven by the purchase of 470,000 pounds at an average price of $24.42.  The cost per pound of produced product was $40.80.

Gross Profit

The gross profit was $11.3 million for the year ended December 31, 2018, which represents a gross profit margin of approximately 48%. Gross profits of $14.0 million in 2017 represents a gross profit margin of approximately 36%. The primary reason for the increase in the gross profit margin was the purchase of most of the product sold during 2018.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 were $10.0 million. Operating expenses include exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses decreased by $2.6 million compared to 2017.

Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses decreased $0.2 million for the year ended December 31, 2018 compared to 2017. All costs associated with the geology and geological information systems departments as well as the costs incurred on specific projects as described above are reflected in this category. A reduction in labor and related costs was the primary reason for the decline.

Development expense includes $1.1 million of costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. The decrease of $2.6 million from 2017 was related to the construction of the first three header houses in MU2, including the structures, wells and related infrastructure, which was primarily done in 2017.  It also includes $0.5 million of costs associated with the Shirley Basin and Lucky Mc properties which are considered development properties as they previously reached the permitting stage or operations stage.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs. Expenses increased by $0.3 million for the year ended December 31, 2018 compared to 2017. The increase was due to increased external consulting and legal expenses of $0.4 million, associated with the trade action filed in 2018 and the related costs to advance the action.

Other Income and Expenses

Net interest expense declined $0.4 million during 2018 compared to the prior year. The decline was due to principal payments on outstanding debt.

In June 2018, we monetized the present value from portions of agreements with one of our utility customers related to 165,000 pounds of U3O8 to be delivered in 2021. We received proceeds of $3.5 million when the transaction was executed.

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share.  As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of December 31, 2018 resulted in a gain of $581 for the period ended December 31, 2018 which is reflected on the statement of operations.

Income per Common Share

The basic earnings per common share for the year 2018 was $0.03.  Basic earnings per common share were $Nil for 2017.  For the year ended December 30, 2018, there were a net of 578,118 options and 985,496 restricted share units (RSUs) included in the diluted earnings per share calculations using the treasury method. The result was diluted earnings per share of $0.03 for the year 2018.  For the year ended December 30, 2017, there were a net of 539,620 options and 1,175,952 RSUs included in the diluted earnings per share calculations using the treasury method.  The result was diluted earnings per share of $Nil for the year 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes the results of operations for the years ended December 31, 2017 and 2016 (in thousands of U.S. dollars):

	Year ended December 31,
	2017	2016
	$	$

Revenue	38,368	27,305
Cost of revenues	(24,401)	(15,848)
Gross profit	13,967	11,457
Exploration and evaluation expense	(2,623)	(2,964)
Development expense	(4,340)	(2,886)
General and administrative expense	(5,090)	(4,740)
Accretion expense	(527)	(534)
Write-off of mineral properties	-	(62)
Net income from operations	1,387	271
Interest income (Expense) (net)	(1,377)	(1,977)
Warrant mark to market gain	-	36
Loss from equity investment	(5)	(5)
Write-off of equity investments	-	(1,089)
Foreign exchange gain (loss)	(50)	(278)
Other income (loss)	121	15
Income (loss) before income taxes	76	(3,027)
Income tax expense	-	17
Net income (loss)	76	(3,010)

Income (loss) per share – basic	0.00	(0.02)

Income (loss) per share – diluted	0.00	(0.02)

Revenue per pound sold	49.09	39.49

Total cost per pound sold	27.95	28.20

Gross profit per pound sold	21.14	11.29

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

As compared to 2016, our cost per pound sold decreased $0.25 to $27.95 in 2017.  The decrease for the year was due to the purchase of 519,000 pounds at an average price of $21.35.  The cost per pound sold of produced product was $41.08.

Gross Profit

The gross profit from was $13.9 million for the year ended December 31, 2017, which represents a gross profit margin of approximately 36%.  Gross profits of $6.3 million in 2016 represents a gross profit margin of approximately 29%.  The primary reason for the increase in the gross profit margin was the higher average sales price per pound in 2017.

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

Material Changes in Financial Condition, Liquidity and Capital Resources

As at December 31, 2018, we had cash resources, consisting of cash and cash equivalents, of $6.4 million, an increase of $2.5 million from the December 31, 2017 balance of $3.9 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds.  We used $5.4 million for operations during the year ended December 31, 2018. During the same period, we generated $3.4 million from investing activities and $4.4 million from financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”).  The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of December 31, 2018, the balance of the State Bond Loan was $15.0 million.

During 2017, we filed a universal shelf registration statement on Form S-3 with the SEC in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or our senior and subordinated debt securities.  The registration statement became effective August 3, 2017 for a three-year period.

We entered into an At Market Issuance Sales Agreement (“At Market Agreement”) with MLV & Co. LLC and B Riley FBR, Inc. (May 27, 2016, as amended August 2017), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we sold 1,536,169 Common Shares under the At Market Agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions and all other costs, we received net proceeds of $1.1 million. There were no shares sold under this agreement in 2018.

In September, we completed a US$10 million public offering of Common Shares. The offering of 12,195,122 Common Shares and accompanying warrants to purchase up to 6,097,561 Common Shares, at a combined public offering price of $0.82 per common share and accompanying warrant, closed on September 25, 2018. We also granted the underwriters a 30-day option to purchase up to 1,829,268 additional common shares and warrants to purchase up to an aggregate of 914,634 Common Shares on the same terms. The underwriters exercised a portion of their option to purchase additional securities at closing, acquiring 867,756 additional warrants to purchase an aggregate of 433,878 Common Shares. Including the partial exercise of the option, The Company issued a total of 12,195,122 Common Shares and 13,062,878 warrants to purchase up to 6,531,439 Common Shares.  Because the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created, and adjusted quarterly, is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss from the quarterly adjustment is reflected in net income for the period. We anticipate that the public offering proceeds will be used to maintain and enhance operational readiness; additionally, proceeds may be used for working capital and general corporate purposes.

Collections for the year from U3O8 sales totaled $23.5 million.

Operating activities used $5.4 million of cash resources during the year ended December 31, 2018 as compared to generating $5.5 million in 2017. The net income for the 2018 was $4.4 million more than the corresponding income in 2017 but included a $3.5 million gain from the monetization of 2021 term contracts, which was not considered an operating activity.  In addition, $9.8 million was used to increase inventory balances, primarily at the conversion facility.

Investing activities included receiving $3.5 million from the monetization of 2021 term contracts.  The Lost Creek Project does not require significant capital expenditures and its sustaining capital expenditures have generally been less than $0.3 million per year.

During 2018, the Company raised net proceeds of $9.1 million from the sale of common shares and warrants.  We used $4.9 million for principal payments on the State Bond Loan.

Liquidity Outlook

As at February 27, 2019, our unrestricted cash position was $6.4 million.  We expect that any major capital projects will be funded by operating cash flow, cash on hand and additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Outlook for 2019

Although the average spot price per pound of U3O8, as reported by UxC, LLC and TradeTech, LLC, increased approximately 17% from $23.75 in December 2017 to about $27.75 per pound in December 2018, market fundamentals have not changed sufficiently to warrant further development of MU2.

In response to this persistently weak uranium market, we took aggressive measures in 2017 and 2018, and will again do so in 2019.  In 2017, we deliberately slowed development activities at MU2, reduced costs, focused on enhancing production efficiencies from our operating MU1 HHs and complemented our production with cost effective purchases of uranium.  In 2018, we implemented further cost reductions, purchased 100% of the uranium necessary to meet our 2018 contractual commitments, and increased our ending inventory position from 130 thousand pounds to 392 thousand pounds. For 2019, we have suspended further MU2 development activities, implemented further cost reductions, and secured purchase contracts for 100% of our 2019 delivery obligations.

We expect to sell 500,000 pounds under term contracts at an average price of approximately $49 per pound in 2019. We have corresponding purchase contracts in place for all 500,000 pounds at an average cost of approximately $26 per pound.  We expect our gross profit in 2019 to be approximately $11.5 million from the sale of purchased product, which represents a cash-basis gross profit margin of between 45% and 50%.  We are not currently forecasting any spot sales in 2019 at this time; we may, however, choose to sell additional produced product depending on market conditions.

We currently have over 375,000 pounds of finished, ready-to-sell, product inventory in storage at the conversion facility. The value of the product at today’s $27.85 average spot price is approximately $10.4 million.  Production from our operating MU1 and MU2 HHs, expected to be between 75,000 and 100,000 pounds, will be used to further build our inventory position of finished, ready-to-sell, product at the conversion facility. We intend to hold this inventory to satisfy our remaining contractual sales obligations of 415,000 pounds at an average sales price of $47 per pound, the majority of which are scheduled to be sold in 2020.  The inventoried pounds, or the in-the-money contracts themselves, can readily be converted to cash on an as-needed basis.

Operating costs in 2019 are expected to be lower than 2018 because of the suspended MU2 development activities.  Other costs including capital expenditures and loan repayments will be similar to 2018.

As at February 27, 2019, our unrestricted cash position was $6.4 million. Given our current cash resources, inventory position, contracted sales positions, and expected margins, we do not anticipate the need for additional funding in the near term unless it is advantageous to do so.

The actions we have taken, together with our current cash, inventory, and sales contract positions, will give the Company the additional flexibility necessary to quickly react to changing market conditions and easily re-start development activities in MU2 when warranted. With future development and construction in mind, the staff who were retained had the greatest level of experience and adaptability allowing for an easier transition back to full operations. Lost Creek operations could increase production rates in as little as six months following a go decision simply by developing additional header houses within the fully-permitted MU2. Development expenses during this time are estimated to be approximately $14 million and are almost entirely related to MU2 drilling and header house construction costs. Lost Creek does not require any significant capital expenditures in order to increase production. The Lost Creek plant has been very well maintained and is fully ready to receive additional flows for increased production when warranted.

As discussed above, the Company has contractual sales commitments of 500,000 pounds during 2019, at an average price of approximately $49 per pound. We have established the delivery schedule for those commitments and determined that an effective model for dealing with the current pricing environment is to continue production from our fully operational header houses in MU1 and MU2, build inventory, and purchase uranium at favorable cost-effective prices in order to meet our sales commitments.  This operating strategy for Lost Creek will allow us to control production costs, minimize development expenditures, maximize cash flows and maintain the operational flexibility to respond to market conditions.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

Payments due (by period) in thousands
		Less than		3 to 5	More than
	Total	1 year	1 to 3 years	years	5 years

Notes payable	$ 14,996	$ 5,183	$ 9,813		$ -
Interest on notes payable	$ 1,324	$ 752	$ 572		$ -
Operating leases	$ 95	$ 95		$ -	$ -
Environmental remediation	$ 77	$ 77	$ -	$ -	$ -
Asset retirement obligations	$ 30,384	$ -	$ 3,558	$ 3,558	$ 23,268

	$ 46,876	$ 6,107	$ 13,943	$ 3,558	$ 23,268

Outstanding Share Data

As of December 31, 2018 and 2017, the Company’s capital consisted of the following:

	December 31, 2018	December 31, 2017	Change

Common shares	159,729,403	146,531,933	13,197,470
Warrants (1)	6,531,439	5,844,567	686,872
RSUs	985,496	1,175,952	(190,456)
Stock options	9,731,612	9,459,401	272,211

Fully diluted shares outstanding	176,977,950	163,011,853	13,966,097

Note:

1.	The number of warrants reflects the actual number of shares if all 13,062,878 warrants are exercised.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

	As at
	December 31, 2018	December 31, 2017
	$ (thousands)	$ (thousands)

Cash on deposit at banks	1,936	1,667
Money market funds	4,436	2,212

	6,372	3,879

Quarterly financial data (unaudited) (in thousands except for per share data)

2018
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 14	$ 3	$ 3,807	$ 19,672
Net income (loss) for the period	$ (1,666)	$ (2,809)	$ 2,591	$ 6,418

Income (loss) per share – basic and diluted	$ (0.01)	$ (0.02)	$ 0.02	$ 0.04

2017
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 26	$ 11,693	$ 11,821	$ 14,828
Net income (loss) for the period	$ (3,426)	$ (3,004)	$ 1,317	$ 5,189

Income (loss) per share – basic and diluted	$ (0.02)	$ (0.02)	$ 0.01	$ 0.03

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, deposits and restricted cash, which together totaled approximately $13.8 million at December 31, 2018.  These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits.  These instruments are maintained at financial institutions in Canada and the United States.  Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation which leaves approximately $13.1 million at risk at December 31, 2018 should the financial institutions with which these amounts are invested be rendered insolvent.  We do not consider any of our financial assets to be impaired as of December 31, 2018.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due.

As at December 31, 2018, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.0 million which are due within normal trade terms of generally 30 to 60 days, a notes payable which will be payable over 0 to 3 years, and asset retirement obligations with estimated completion dates until 2033.

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

Currency risk

We maintain a balance of less than $0.2 million in foreign currency resulting in a low currency risk.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. We have multiple uranium supply contracts with pricing fixed or based on inflation factors applied to a fixed base.  Additional future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $27.85 per pound as of February 27,  2019.

Transactions with Related Parties

During the fiscal year ended December 31, 2018, we did not participate in any reportable transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value.

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  Now, the only leases we hold are for equipment, office space in one location and a limited number of leases on selected mineral properties.  We do not anticipate the additional disclosures to reflect those leases will have a material impact on our statement of financial position, as the total future lease payments are not material.

New accounting pronouncements which were implemented this year

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective January 1, 2018. The Company purchases and produces U3O8 and recognizes revenue at the point of transfer of control; revenue will continue to be recognized at that point under the new standard.  The adoption of the new standard had no impact on either our current or prior revenue recognition processes or reporting.  Electing the modified retrospective basis for implementing the standard results in no changes to prior financial reports.

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

As of December 31, 2018, the current and long-term prices of uranium were $27.75 and $32.00, respectively.  This compares to prices of $23.75 and $31.00 as of December 31, 2017. Senior management updates production, revenue and cash projections on a regular basis, in some cases weekly, but at least monthly. The Company reviews the impairment indicators outlined in US GAAP guidance.

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

Inventory and Cost of Sales

Our inventories are measured at the lower of cost or net realizable value based on projected revenues from the sale of that product.  We are allocating all costs of operations of the Lost Creek facility to the inventory valuation at various stages of production with the exception of wellfield and disposal well costs which are treated as development expenses when incurred. Depreciation of facility enclosures, equipment and asset retirement obligations as well as amortization of the acquisition cost of the related property is also included in the inventory valuation.  We do not allocate any administrative or other overhead to the cost of the product.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2018, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting at December 31, 2018, has been audited by PricewaterhouseCoopers LLP, as stated in their report.

(c)Attestation Report of Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers and directors. The full text of the Code is available on our website at http://www.ur-energy.com/corporate-governance/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2019 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  Exhibits, Financial statement schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
1.1	Underwriting Agreement with Cantor Fitzgerald, as representative for the underwriters named therein, dated September 21, 2018	8-K	9/25/2018	1.1

3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2016	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2016	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2018	3.1

4.1	Warrant Agreement, dated September 25, 2018, between the Company and Computershare Trust Company, N.A.	8-K	9/25/2018	4.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2015	10.7

10.4	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2015	10.9

10.5	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2015	10.10

10.6	Employment Agreement with John W. Cash, as amended	10-K	3/3/2015	10.11

10.7	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2015	10.12

10.8	Employment Agreement with James A. Bonner	10-K	3/2/2016	10.14

10.9	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/13/17	4.1

10.10	Amended Restricted Share Unit Plan	8-K	3/27/2016	10.1

10.11	At Market Issuance Sales Agreement	8-K	5/27/16	1.1

10.12	At Market Issuance Sales Agreement, as amended	8-K	8/4/2018	5.1

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2015	14.1

21.1	Subsidiaries of the Registrant	10-K	3/3/2015

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of TREC, Inc.				X

23.3	Consent of WWC Engineering				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document				X

101.LAB	XBRL Labels Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

99.1	Location maps (1)	10-K	3/3/2015

(1)	Filed herewith under Items 1 and 2. Business and Properties.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 1, 2019	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2019	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2019	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 1, 2019	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: March 1, 2019	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: March 1, 2019	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: March 1, 2019	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: March 1, 2019	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Date: March 1, 2019	By:	/s/ Rob Chang
Rob Chang
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Ur-Energy Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. and its subsidiaries (together, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, consolidated statements of cash flows and consolidated statements of shareholder’s equity for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and their results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Pricewaterhouse Coopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 1,  2019

We have served as the Company's auditor since 2004.

Ur-Energy Inc.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents (note 4)	6,372	3,879
Accounts receivable	31	33
Inventory (note 5)	1,840	4,515
Prepaid expenses	847	741
	9,090	9,168

Long-term inventory (note 5)	12,852	-
Restricted cash (note 6)	7,458	7,558
Mineral properties (note 7)	45,805	44,677
Capital assets (note 8)	25,158	26,961
	91,273	79,196
	100,363	88,364
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	2,343	3,039
Current portion of notes payable (note 10)	5,062	4,774
Environmental remediation accrual	77	72
	7,482	7,885

Notes payable (note 10)	9,600	14,662
Asset retirement obligations (note 12)	30,384	27,036
Other liabilities - warrants (note 13)	1,050	-
	41,034	41,698
	48,516	49,583
Shareholders' equity (note 14)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 159,729,403 at December 31, 2018 and 146,531,933 at December 31, 2017	185,221	177,063
Warrants	-	4,109
Contributed surplus	19,930	15,454
Accumulated other comprehensive income	3,670	3,663
Deficit	(156,974)	(161,508)
	51,847	38,781
	100,363	88,364

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman	/s/ Thomas H. Parker, Director

Ur-Energy Inc.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Year ended December 31,
	2018	2017	2016

Sales (note 15)	23,496	38,368	27,305
Cost of sales	(12,203)	(24,401)	(15,848)
Gross profit	11,293	13,967	11,457

Operating Expenses
Exploration and evaluation	(2,431)	(2,623)	(2,964)
Development	(1,654)	(4,340)	(2,886)
General and administrative	(5,393)	(5,090)	(4,740)
Accretion of asset retirement obligations (note 12)	(508)	(527)	(534)
Write-off of mineral properties (note 7)	-	-	(62)

Income from operations	1,307	1,387	271

Net interest expense	(1,002)	(1,377)	(1,977)
Warrant mark to market adjustment	581	-	36
Loss on equity investment	(5)	(5)	(5)
Write-off of equity investments	-	-	(1,089)
Foreign exchange gain (loss)	43	(50)	(278)
Other income	3,610	121	15

Income (loss) before income taxes	4,534	76	(3,027)

Income tax recovery (net) (note 11)	-	-	17

Net income (loss) for the period	4,534	76	(3,010)

Income (loss) per common share
Basic	0.03	0.00	(0.02)
Diluted	0.03	0.00	(0.02)
Weighted average number of common shares outstanding
Basic	150,034,566	145,818,394	141,999,537
Diluted	151,598,180	147,533,966	141,999,537

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	4,534	76	(3,010)
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	7	59	247
Comprehensive income (loss) for the period	4,541	135	(2,763)

The accompanying notes are an integral part of these consolidated financial statements.

Ur-Energy Inc.

Consolidated Statements of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2015	130,188,775	168,911	4,175	14,632	3,357	(158,574)	32,501

Exercise of stock options	16,620	13	-	(4)	-	-	9
Common shares issued for cash, net
of $884 of issue costs	13,085,979	5,684	-	-	-	-	5,684
Redemption of vested RSUs	385,010	294	-	(350)	-	-	(56)
Expiry of warrants	-	-	(66)	66	-	-	-
Non-cash stock compensation	-	-	-	857	-	-	857
Net loss and comprehensive income	-	-	-	-	247	(3,010)	(2,763)

Balance, December 31, 2016	143,676,384	174,902	4,109	15,201	3,604	(161,584)	36,232

Exercise of stock options	871,717	795	-	(253)	-	-	542
Common shares issued for cash, net
of $93 of issue costs	1,536,169	1,076	-	-	-	-	1,076
Redemption of vested RSUs	447,663	290	-	(385)	-	-	(95)
Non-cash stock compensation	-	-	-	891	-	-	891
Net income and comprehensive income	-	-	-	-	59	76	135

Balance, December 31, 2017	146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781

Exercise of stock options	496,838	415	-	(125)	-	-	290
Common shares issued for cash, net
of $902 of costs	12,195,122	7,399	-	-	-	-	7,399
Redemption of vested RSUs	505,510	344	-	(423)	-	-	(79)
Expiry of warrants	-	-	(4,109)	4,109	-	-	-
Non-cash stock compensation	-	-	-	915	-	-	915
Net income and comprehensive income	-	-	-	-	7	4,534	4,541

Balance, December 31, 2018	159,729,403	185,221	-	19,930	3,670	(156,974)	51,847

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Year ended December 31,
	2018	2017	2016
Cash provided by
Operating activities
Net income (loss) for the period	4,534	76	(3,010)
Items not affecting cash:
Stock based expense	915	891	857
Depreciation and amortization	3,603	4,890	5,144
Accretion of asset retirement obligations	508	527	534
Amortization of deferred loan costs	121	120	152
Provision for reclamation	5	(13)	-
Write off of equity investments	-	-	1,089
Write-off of mineral properties	-	-	62
Warrants mark to market gain	(581)	-	(36)
Gain on monetization of contract	(3,540)	-
Gain on disposition of assets	(2)	(2)	(14)
Loss (gain) on foreign exchange	45	53	280
Other loss	5	4	5
Income tax recovery	-	-	(17)
Change in non-cash working capital items:
Accounts receivable	2	(17)	(7)
Inventory	(10,177)	(406)	(765)
Prepaid expenses	(95)	109	(111)
Accounts payable and accrued liabilities	(706)	(606)	(773)
	(5,363)	5,626	3,390

Investing activities
Mineral property costs	(31)	(18)	-
Proceeds from monetization of contract	3,540	-
Funding of equity investment	(5)	(5)	(5)
Proceeds from sale of property and equipment	-	-	91
Purchase of capital assets	(55)	(181)	(296)
	3,449	(204)	(210)

Financing activities
Issuance of common shares for cash	10,000	1,169	6,568
Share issue costs	(902)	(93)	(884)
Proceeds from exercise of stock options	290	542	9
RSUs redeemed to pay withholding or paid in cash	(76)	(94)	(56)
Repayment of debt	(4,895)	(4,623)	(8,679)
	4,417	(3,099)	(3,042)

Effects of foreign exchange rate changes on cash	(110)	5	(28)

Net change in cash, cash equivalents and restricted cash	2,393	2,328	110
Beginning cash, cash equivalents and restricted cash	11,437	9,109	8,999
Ending cash, cash equivalents and restricted cash (note 17)	13,830	11,437	9,109

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

As at December 31, 2018, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.0 million which are due within normal trade terms of generally 30 to 60 days, a note payable of $15.0 million of which $5.2 million is due within 1 year, and asset retirement obligations with estimated completion dates until 2033.

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

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

 Exploration Stage

The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company currently has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in situ recovery (“ISR”) mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that the Company commenced recovery of uranium at the Lost Creek Project in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable mineral reserves have been established.

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to the fair value of stock-based compensation using the factors associated with the Black-Scholes calculations, estimation of the amount of recoverable uranium included in the in-process inventory, estimation of factors surrounding asset retirement obligations such as interest rates,

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

discount rates and inflation rates, total cost and the time until the asset retirement commences and the offset of future income taxes through deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less that are considered to be cash equivalents. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes. Restricted cash is excluded from cash and cash equivalents and is included in other long-term assets

Restricted cash

Cash which secures various instruments including a state lease and surety bonds which secure reclamation obligations is shown as restricted cash.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Asset retirement obligations consist of estimated final well closures, plant closure and removal and associated reclamation and restoration costs to be incurred by the Company in the future. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its remaining productive life. The liability accretes until the Company settles the obligation.

Revenue recognition

The Company adopted Topic 606 effective January 1, 2018. The Company purchases and produces U3O8 and recognizes revenue at the point of transfer of control, and revenue will continue to be recognized at that point under the new standard.  The adoption of the new standard had no impact on either our recognition processes or reporting.  We elected the modified retrospective basis for implementing the standard.  As we had no contracts that were affected by the implementation, there were no changes to prior financial reports.  In addition, there is no change in our revenue recognition treatment in the current period.

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

Stock-based compensation

Stock-based compensation cost from the issuance of stock options and restricted share units (“RSUs”) is measured at the grant date based on the fair value of the award and is recognized over the related service period. Stock-based compensation cost is charged to mine operations, exploration and evaluation, development, and general and administrative expense on the same basis as other compensation costs.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Classification of financial instruments

The Company’s financial instruments consist of cash, short-term investments, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities, other liabilities and notes payable. The Company has made the following classifications for these financial instruments:

•	Cash, accounts receivable, restricted cash and deposits are recorded at amortized cost. Interest income is recorded using the effective interest rate method and is included in income for the period.
•	Accounts payable and accrued liabilities and notes payable are measured at amortized cost.
•	Other liabilities, which related to the derivative on the warrant issued in U.S. dollars, are adjusted to the market value using the Black-Sholes valuation method at the end of each reporting period.

New accounting pronouncements which may affect future reporting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted.  Now, the only leases we hold are for small office equipment, office space in one location and a limited number of leases on select mineral properties.  The additional disclosures to reflect those leases will not have a material impact on our statement of financial position.

New accounting pronouncements which were implemented this year

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted Topic 606 effective January 1, 2018. The Company purchases and produces U3O8 and recognizes revenue at the point of transfer of control; revenue will continue to be recognized at that

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

point under the new standard.  The adoption of the new standard had no impact on either our current or prior revenue recognition processes or reporting.  Electing the modified retrospective basis for implementing the standard results in no changes to prior financial reports.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

4.Cash and cash equivalents

The Company’s cash and cash equivalents consists of the following:

	As at
	December 31, 2018	December 31, 2017
	$	$
Cash on deposit at banks	1,936	1,667
Money market funds	4,436	2,212

	6,372	3,879

5.Inventory

The Company’s inventory consists of the following:

	As at
	December 31, 2018	December 31, 2017
	$	$
In-process inventory	160	315
Plant inventory	345	369
Conversion facility inventory	14,187	3,831
	14,692	4,515
Inventory to be sold in 12 months	1,840	4,515
Long term inventory	12,852	-

As of December 31, 2018, inventory was carried at the lower of cost or net realizable value.  Adjustments to inventory to reflect the net realizable value are also included in Cost of Sales. For the year 2018, there was a write down of $318 thousand.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

6.Restricted Cash

The Company’s restricted cash consists of the following:

	As at
	December 31, 2018	December 31, 2017
	$	$

Money market account	7,458	7,458
Certificates of deposit	-	100

	7,458	7,558

(a)

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, Wyoming Uranium Recovery Program and United States Department of the Interior. The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $29,880 of coverage towards specific reclamation obligations are collateralized by $7,444 of the restricted cash at December 31, 2018.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2016	14,015	19,866	13,148	47,029

Acquisition costs	-	-	18	18
Change in estimated reclamation costs (note 12)	613	(165)	-	448
Amortization	(2,818)	-	-	(2,818)

Balance, December 31, 2017	11,810	19,701	13,166	44,677

Acquisition costs	-	-	31	31
Change in estimated reclamation costs (note 12)	2,577	263	-	2,840
Amortization	(1,743)	-	-	(1,743)

Balance, December 31, 2018	12,644	19,964	13,197	45,805

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

December 31, 2018

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

Impairment testing

The Company reviews the impairment indicators outlined in US GAAP guidance. As there were no impairment indicators identified, a complete analysis was not done this year on any of our properties.

The Company’s accounting policy is to expense development costs including, but not limited to, production wells, header houses, piping and power as we have no proven and probable reserves.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	December 31, 2018			December 31, 2017
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,432	3,290	142	3,388	3,184	204
Enclosures	32,991	8,530	24,461	32,991	6,880	26,111
Machinery and equipment	1,237	728	509	1,237	663	574
Furniture, fixtures and leasehold improvements	119	110	9	119	104	15
Information technology	1,127	1,090	37	1,120	1,063	57

	38,906	13,748	25,158	38,855	11,894	26,961

Total depreciation expense was $1.9 million, $3.5 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	December 31, 2018	December 31, 2017
	$	$
Accounts payable	620	840
Payroll and other taxes	1,218	1,224
Severance and ad valorem tax payable	505	975

	2,343	3,039

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

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

per annum on a quarterly basis commencing January 1, 2014. The principal is payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings. Those fees amortizable within 12 months of December 31, 2018 are considered current.

The following table lists the current and long-term portion of the Company’s debt instrument at December 31, 2018 and December 31, 2017:

	As at
	December 31, 2018	December 31, 2017
	$	$
Current debt
Sweetwater County Loan	5,183	4,895
Less deferred financing costs	(121)	(121)
	5,062	4,774

Long term debt
Sweetwater County Loan	9,813	14,996
Less deferred financing costs	(213)	(334)
	9,600	14,662

Schedule of payments on outstanding debt as of December 31, 2018:

Debt	Total	2019	2020	2021	Maturity
	$	$	$	$
Sweetwater County Loan
Principal	14,996	5,183	5,487	4,326	01-Oct-21
Interest	1,324	752	447	125

Total	16,320	5,935	5,934	4,451

11.Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2018. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

A reconciliation of income taxes at the statutory Canadian income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year ended December 31,
	2018	2017	2016
	$	$	$
Income (loss) before income taxes	4,564	76	(3,027)

Statutory rate	26.50%	26.50%	26.50%

Statutory rate	1,209	20	(804)
State tax	335	-	-
Permanent differences	(164)	91	154
True-Ups and Other	422	17,115	(110)
Effect of Foreign Tax Rate Difference	(379)	355	(28)
Change in valuation allowance	(1,423)	(17,581)	771
Total	-	-	(17)

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As at December 31,
	2018	2017	2016
	$	$	$
Future income tax assets
Deferred tax assets	10,162	9,617	15,344
Net operating loss carry forwards	27,554	30,250	41,634
Less: valuation allowance	(37,716)	(39,867)	(56,978)
Net future income tax assets	-	-	-

Based upon the level of historical taxable loss, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2018, 2017 and 2016. No deferred tax assets are therefore recognized at this point.

Income tax recovery (expense)	2018	2017	2016
	$	$	$
Current income tax recovery (expense)	-	-	17

	-	-	17

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2018, the Company had the following net operating loss carryforwards available:

Income tax loss carry forwards
Canadian (expiring 2026)	32,698,487
United States (expiring 2018 - 2031)	78,753,407

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

There are open statutes of limitations for tax authorities in the U.S., Canada and state jurisdictions to audit the Company’s tax returns for the years ended December 31, 2015, 2016 and 2017.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations. There have been no income tax related interest or penalties assessed or recorded.

Other comprehensive loss was not subject to income tax effects and is therefore shown net of taxes.

12.Asset Retirement Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.1% to 3.2%. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mine, processing plant, infrastructure, groundwater restoration and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2018, the total undiscounted amount of the future cash needs was estimated to be $18.4 million. The schedule of payments required to settle the ARO liability extends through 2033. The liability increased approximately $2.5 million based on the estimated remediation work to be completed at Lost Creek, as approved by the Wyoming Department of Environmental Quality in 2018, including the initial development completed on MU2 and the addition of NRC-required remediation costs resulting from regulatory changes to Guide 12.

Asset retirement obligations for the Pathfinder properties are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates of 2.16% to 3.0%.  Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, groundwater restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2018, the total undiscounted

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

amount of the future cash needs was estimated to be $12.0 million. The schedule of payments required to settle the ARO liability extends through 2033.

The undiscounted future cash needs are based on information provided to the State of Wyoming in conjunction with annual reclamation bonding renewals.  Increases in the estimated future cash needs are normally based on increased disturbances projected for the upcoming year.

The restricted cash as discussed in note 6 is related to surety bonds which provide security to the related governmental agencies on these obligations.

	For the period ended	Year ended
	December 31, 2018	December 31, 2017

	$	$
Beginning of period	27,036	26,061
Change in estimated liability	2,840	448
Accretion expense	508	527

End of period	30,384	27,036

13.  Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. Because the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The initial valuation at the time of the offering was $2.212.  The revaluation as of December 31, 2018 resulted in a gain of $581 for the period ended December 31, 2018 which is reflected on the statement of operations.  The Black-Sholes calculations were based on the current market price, the remaining life to expiration, volatility ranging from 55.2% to 56.6% and a risk-free interest rate which ranged from 1.9% to 2.2%.  In addition, as the liability exists in the Canadian parent company, both the liability and the gain or loss are subject to fluctuations in the exchange rate.

14.Shareholders’ Equity and Capital Stock

Common share issuances

On August 19, 2014, we filed a universal shelf registration statement on Form S-3 in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or our senior and subordinated debt securities.  The registration statement became effective September 12, 2014. The 12,921,000 common shares offered in the February 2016

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

financing were sold for $0.50 per share raising $5.7 million (net of issue costs of $0.8 million) under the shelf registration statement. The registration statement expired in 2017 and was replaced by another shelf registration statement that will be available until August 3, 2020.

We entered into an At Market Issuance Sales Agreement (“At Market Agreement”) with MLV & Co. LLC and B Riley FBR, Inc. (May 27, 2016, as amended August 2017), under which we may, from time to time, issue and sell common shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2016, we sold 164,979 Common Shares under the At Market Agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand.  After deducting all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received $13 thousand. During 2017, we sold 1,536,169 Common Shares under the At Market Agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees, commissions and all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received net proceeds of $1.1 million. The Company did not sell any Common Shares under the At Market Agreement in 2018.

In September 2018, we completed a US$10 million public offering of Common Shares, which included the offering of 12,195,122 Common Shares and accompanying warrants to purchase up to 6,097,561 Common Shares, at a combined public offering price of US$0.82 per Common Share and accompanying warrant. We also granted the underwriters a 30-day option to purchase up to 1,829,268 additional Common Shares and warrants to purchase up to an aggregate of 914,634 Common Shares on the same terms. The underwriters exercised a portion of their option to purchase additional securities at closing, acquiring 867,756 additional warrants to purchase an aggregate of 433,878 Common Shares. Including the partial exercise of the option, the Company issued a total of 12,195,122 Common Shares and 13,062,878 warrants to purchase up to 6,531,439 Common Shares. This offering was completed under the shelf registration statement.

During the year ended December 31, 2018, the Company exchanged 505,510 Common Shares for vested RSUs. In addition, 496,838 stock options were exercised for proceeds of $0.3 million.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2015	9,974,407	0.88

Granted	3,062,542	0.57
Exercised	(16,620)	0.58
Forfeited	(788,883)	0.70
Expired	(2,482,512)	1.56

Balance, December 31, 2016	9,748,934	0.63

Granted	2,666,644	0.69
Exercised	(871,717)	0.62
Forfeited	(536,178)	0.64
Expired	(1,548,282)	0.71

Balance, December 31, 2017	9,459,401	0.70

Granted	2,182,955	0.70
Exercised	(496,838)	0.58
Forfeited	(275,085)	0.72
Expired	(1,138,821)	0.83

Outstanding, December 31, 2018	9,731,612	0.64

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the year ended December 31, 2018 was $0.8 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2018, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

1.23	100,000	0.2	-	100,000	0.2	-	31-Mar-19
0.75	724,274	0.9	-	724,274	0.9	-	12-Dec-19
0.84	200,000	1.4	-	200,000	1.4	-	29-May-20
0.63	568,602	1.6	10	568,602	1.6	10	17-Aug-20
0.59	984,878	1.9	51	984,878	1.9	51	11-Dec-20
0.54	2,411,930	3.0	228	2,411,930	3.0	228	16-Dec-21
0.75	300,000	3.2	-	300,000	3.2	-	02-Mar-22
0.54	200,000	3.7	19	66,000	3.7	6	07-Sep-22
0.66	2,064,916	4.0	-	761,822	4.0	-	15-Dec-22
0.56	200,000	4.2	15	-	-	-	30-Mar-23
0.68	1,057,654	4.6	-	-	-	-	20-Aug-23
0.67	919,358	5.0	-	-	-	-	14-Dec-23

0.64	9,731,612	3.2	323	6,117,506	2.5	295

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of CAD $0.89 as of the last trading day in the year ended December 31, 2018, that would have been received by the option holders had they exercised their options as of that date. There were 4,365,410 in-the-money stock options outstanding and 4,031,410 exercisable as of December 31, 2018.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The RSU Plan was approved most recently by our shareholders on May 5, 2016.

Eligible participants under the RSU Plan include directors and employees, including officers, of the Company. Under the terms of the RSU Plan, RSUs vest 100% on the second anniversary of the date of the grant. The RSU Plan also provides for redemption, instead of cancellation, of outstanding RSUs at the date of redemption for retiring directors and executive officers, which is defined as a threshold of combined service and age of 65 years, and a minimum of five years of service to the Company.  Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value

Unvested, December 31, 2015	860,095	0.82

Granted	715,638	0.57
Vested	(281,342)	0.81
Forfeited	(20,401)	0.65

Unvested, December 31, 2016	1,273,990	0.60

Granted	541,658	0.69
Vested	(575,818)	0.69
Forfeited	(63,878)	0.58

Unvested, December 31, 2017	1,175,952	0.65

Granted	470,756	0.71
Vested	(621,092)	0.63
Forfeited	(40,120)	0.57

Unvested, December 31, 2018	985,496	0.67

As of December 31, 2018, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	intrinsic
Grant date	RSUs	(years)	value
			$
December 15, 2017	516,226	0.96	336
August 20, 2018	239,423	1.64	156
December 14, 2018	229,847	1.96	149

	985,496	1.36	641

As of March 30, 2018, one of our directors retired.  Under the terms of our RSU Plan, his 62,000 outstanding RSUs automatically vested. In December 2018, 32,000 of the RSUs were redeemed for Common Shares commensurate with the redemption of the balance of that grant.  The compensation committee will determine if he will receive stock or cash for the remaining RSUs to be redeemed in accordance with the related redemption date as set forth in the Plan.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Warrants

The warrants outstanding at December 31, 2017 were issued in Canadian dollars and have been converted to their US$ equivalent for presentation purposes. The warrants were issued in conjunction with a now repaid loan facility with RMB Australia Holdings.

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 13). The following represents warrant activity during the year ended December 31, 2018:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
			$
Outstanding, December 31, 2015	8,224,112	8,224,112	1.71

Expired	(2,379,545)	(2,379,545)	1.34

Outstanding, December 31, 2016	5,844,567	5,844,567	1.02

Outstanding, December 31, 2017	5,844,567	5,844,567	0.97

Granted	13,062,878	6,531,439	1.00
Expired	(5,844,567)	(5,844,567)	0.97

Outstanding, December 31, 2018	13,062,878	6,531,439	1.00

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2018, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	2.7	-	25-Sep-21

1.00	13,062,878	2.7	-

Share-based compensation expense

Stock-based compensation expense was $0.9 million, $0.9 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was approximately $1.2 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.5 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.4 years and 1.5 years, respectively.

Cash received from stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.5 million, and less than $0.1 million, respectively.

Fair Value Calculations

The initial fair value of RSUs, options and warrants granted during the years ended December 31, 2018, 2017 and 2016 was determined using the Black-Scholes option pricing model with the following assumptions:

	2018	2017	2016

Expected option life (years)	3.74 - 3.79	3.73 - 3.74	3.72
Expected warrant life (years)	3.00	-	-
Expected volatility	54 - 57%	56 - 57%	57%
Risk-free interest rate	1.9% - 2.2%	1.0% - 1.6%	1.0%
Expected dividend rate	0%	0%	0%
Forfeiture rate (options)	5.8% - 6.0%	5.3% - 6.0%	5.6%
Forfeiture rate (warrants)	0%	-	-
Forfeiture rate (RSUs)	5.5 - 5.9%	6.1%	6.2%

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Share-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in recognition of expense on options that are ultimately expected to vest over the expected option term. Forfeitures were estimated using actual historical forfeiture experience.

The fair value used for each RSU issued in 2018 ranged from CAD$0.91 to $0.93. The fair value used for each RSU issued in 2017 and 2016 was CAD$0.90 and CAD $0.73, respectively. Each of the issuance prices was the closing price of our Common Shares on the TSX as of the trading day immediately preceding the grant date.

15.Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales.

Revenue consists of:

	Year ended December 31,
	2018		2017
	$		$
Sale of produced inventory
Company A	237	1.0%	-	0.0%
Company B	-	0.0%	1,777	4.6%
Company C	-	0.0%	3,141	8.2%
Company D	-	0.0%	7,821	20.4%
	237	1.0%	12,739	33.2%
Sales of purchased inventory
Company B	15,636	66.5%	15,340	40.0%
Company C	7,580	32.3%	10,212	26.6%
	23,216	98.8%	25,552	66.6%

Total sales	23,453	99.8%	38,291	99.8%

Disposal fee income	43	0.2%	77	0.2%

	23,496	100.0%	38,368	100.0%

16.  Other Income

In June 2018, we monetized the present value from portions of agreements with one of our utility customers related to 165,000 pounds of U3O8 to be delivered in 2021. We received proceeds of $3.5 million when the transaction was executed.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

17.  Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	December 31, 2018	December 31, 2017
	$	$
Cash and cash equivalents	6,372	3,879
Restricted cash	7,458	7,558

	13,830	11,437

18.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the United States. Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation, leaving approximately $13.7 million at risk at December 31, 2018 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2018.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

The Company has financed its operations from its inception primarily through sales, the issuance of equity securities and debt instruments. Production commenced in August 2013 after receiving final operational clearance from the NRC. Product sales commenced in December 2013.

As at December 31, 2018, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.0 million which are due within normal trade terms of generally 30 to 60 days,

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

notes payable which will be payable over periods of 0 to 5 years, and asset retirement obligations with estimated completion dates until 2033.

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

Currency risk

The Company maintains a balance of less than $0.2 million in foreign currency resulting in a low currency risk.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have 0.1 impact for the year ended December 31, 2018. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

19.Commitments

Under the terms of its operating lease for vehicles and the office premises in Casper, Wyoming, the Company is committed to minimum annual lease payments as follows:

Year ended December 31,	$
2019	95
2020 and thereafter	-
95

Rent expense under these agreements was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Principal payments required under debt agreements are as follows:

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2018

(expressed in thousands of U.S. dollars unless otherwise indicated)

Year ended:
31-Dec-19	5,183
31-Dec-20	5,487
31-Dec-21	4,326
14,996

Off Take Sales Agreements

As of December 31, 2018, we continue to have multiple off take sales agreements with various U.S. utilities. These agreements were completed between 2012 and 2016 for deliveries between 2019 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed	Expected revenue from current contracts
2019	500,000 pounds	$ 24,713
2020	390,000 pounds	$ 18,040
2021	25,000 pounds	$ 1,306