Form 10-Q
period 2019-03-31
UR-ENERGY INC
filed 2019-05-03
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 720-981-4588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock	URG (NYSE American): URE (TSX)	NYSE American; TSX

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

Yes ☐No ☑

As of May 2, 2019,  there were 159,729,403 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek; (ii) the outcome of our forecasts and production projections, including the anticipated production of Lost Creek for 2019; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vi) resolution of the continuing challenges within the uranium market, including supply and demand projections;  (vii) the outcome of the Department of Commerce Section 232 investigation, whether the President will act on the recommendations in the report submitted to him, and, if so, the nature of the action and remedy; and (viii) the expected impacts of any remedial measures from the Section 232 action on U.S. production and the U.S. uranium mining industry. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources; recovery rates; grades; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 1, 2019.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents (note 4)	3,916	6,372
Accounts receivable	27	31
Inventory (note 5)	6,232	1,840
Prepaid expenses	798	847
	10,973	9,090
Long-term inventory (note 5)	8,720	12,852
Restricted cash (note 6)	7,460	7,458
Mineral properties (note 7)	45,162	45,805
Capital assets (note 8)	24,772	25,158
	86,114	91,273
	97,087	100,363
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	3,680	2,343
Current portion of long term debt (note 10)	5,173	5,062
Environmental remediation accrual	75	77
	8,928	7,482
Notes payable (note 10)	8,288	9,600
Lease liability (note 8)	11	-
Asset retirement obligations (note 11)	30,527	30,384
Other liabilities - warrants (note 12)	1,605	1,050
	40,431	41,034
	49,359	48,516
Shareholders' equity (note 13)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 159,729,403 at March 31, 2019 and 159,729,403 at December 31, 2018	185,221	185,221
Warrants	-	-
Contributed surplus	20,112	19,930
Accumulated other comprehensive income	3,671	3,670
Deficit	(161,276)	(156,974)
	47,728	51,847
	97,087	100,363

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board               /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

(expressed in thousands of U.S. dollars except for share data)

	Three months ended March 31,
	2019	2018

Sales (note 14)	4,812	19,672
Cost of sales	(5,146)	(9,758)
Gross profit	(334)	9,914

Operating Expenses
Exploration and evaluation	(774)	(766)
Development	(166)	(432)
General and administrative	(2,138)	(1,922)
Accretion of asset retirement obligations (note 11)	(143)	(126)

Income (loss) from operations	(3,555)	6,668

Net interest expense	(196)	(288)
Warrant mark to market adjustment	(533)	-
Loss on equity investment	-	(1)
Foreign exchange gain (loss)	(18)	6
Other income	-	33

Net income (loss) for the period	(4,302)	6,418

Income (loss) per common share
Basic	(0.03)	0.04
Diluted	(0.03)	0.04
Weighted average number of common shares outstanding
Basic	159,729,403	146,568,609
Diluted	159,729,403	147,821,876

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	(4,302)	6,418
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	1	(21)
Comprehensive income (loss) for the period	(4,301)	6,397

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$

Balance, December 31, 2018	159,729,403	185,221	-	19,930	3,670	(156,974)	51,847

Redemption of vested RSUs	-	-	-	(6)	-	-	(6)
Non-cash stock compensation	-	-	-	188	-	-	188
Net income and comprehensive income	-	-	-	-	1	(4,302)	(4,301)

Balance, March 31, 2019	159,729,403	185,221	-	20,112	3,671	(161,276)	47,728

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2019	2018
Cash provided by
Operating activities
Net income (loss) for the period	(4,302)	6,418
Items not affecting cash:
Stock based expense	188	330
Depreciation and amortization	1,098	906
Accretion of asset retirement obligations	143	126
Amortization of deferred loan costs	30	29
Provision for reclamation	(2)	-
Warrants mark to market loss	533	-
Gain on disposition of assets	-	(2)
Gain on foreign exchange	(18)	(6)
Change in non-cash working capital items:
Accounts receivable	4	(18)
Inventory	(260)	(2,483)
Prepaid expenses	(17)	87
Accounts payable and accrued liabilities	1,402	1,047
	(1,201)	6,434

Investing activities
Mineral property costs	(8)	(14)
Purchase of capital assets	(11)	(46)
	(19)	(60)

Financing activities
Proceeds from exercise of stock options	-	42
RSUs redeemed to pay withholding or paid in cash	(6)	(13)
Repayment of debt	(1,269)	(1,198)
	(1,275)	(1,169)

Effects of foreign exchange rate changes on cash	41	(15)

Net change in cash, cash equivalents and restricted cash	(2,454)	5,190
Beginning cash, cash equivalents and restricted cash	13,830	11,437
Ending cash, cash equivalents and restricted cash (note 15)	11,376	16,627

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

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

As at March 31, 2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.7 million which are due within normal trade terms of generally 30 to 60 days, a note payable of $13.7 million of which $5.3 million is due within one year, and asset retirement obligations with estimated completion dates until 2033.

In addition, most of our current assets except for prepaid expenses are immediately realizable, if necessary, while our current liabilities include a substantial portion that is not due for three months or more which, given the existence of our contracts and set prices, allows us to plan for those payments well in advance and address shortfalls, if any.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of United States generally accepted accounting principles (“US GAAP”) for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair statement of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2018.  We apply the same accounting policies as in the prior year other than as noted below.  The year-end balance sheet data were derived from the audited financial statements and certain information and footnote disclosures required by US GAAP have been condensed or omitted.

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019.    At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expires in July 2019 and renews strictly at our discretion at current market rates.  As a result of adoption of ASC 2016-02, we recognized a liability of $83.9 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the minimum rental payments of the leases which are included in non-current assets, current portion of long-term liabilities and long-term liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

4.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	March 31, 2019	December 31, 2018
	$	$
Cash on deposit at banks	1,956	1,936
Money market funds	1,960	4,436

	3,916	6,372

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.  Inventory

The Company’s inventory consists of the following:

	As at
	March 31, 2019	December 31, 2018
	$	$
In-process inventory	-	160
Plant inventory	1,259	345
Conversion facility inventory	13,693	14,187
	14,952	14,692
Inventory to be sold within 12 months	6,232	1,840
Long term inventory	8,720	12,852

In conjunction with our lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $1,964 for the three months ended March 31, 2019.

6.    Restricted Cash

The Company’s restricted cash consists of money market accounts and short term government bonds.

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”) and the Bureau of Land Management (“BLM”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $29.9 million of coverage towards specific reclamation obligations are collateralized by $7.4 million of the restricted cash at March 31, 2019.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2018	12,644	19,964	13,197	45,805

Acquisition costs	-	-	8	8
Amortization	(651)	-	-	(651)

Balance, March 31, 2019	11,993	19,964	13,205	45,162

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	March 31, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,432	3,302	130	3,432	3,290	142
Enclosures	32,991	8,943	24,048	32,991	8,530	24,461
Machinery and equipment	1,241	743	498	1,237	728	509
Furniture, fixtures and leasehold improvements	119	111	8	119	110	9
Information technology	1,134	1,096	38	1,127	1,090	37
ROU Assets	83	33	50	-	-	-

	39,000	14,228	24,772	38,906	13,748	25,158

As disclosed in note 3, the Company applied  ASU 2016-02 to our existing leases. As of March 31, 2019, we currently include an office lease of $34 and equipment leases of $16 in assets and liabilities.  Of the $50 liability, $11 is included in long-term liabilities and the balance in the current portion of long term liabilities.

9..Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	March 31, 2019	December 31, 2018
	$	$
Accounts payable	608	620
Payroll and other taxes	2,518	1,218
Severance and ad valorem tax payable	554	505

	3,680	2,343

10.Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing. Those fees amortizable within 12 months of March 31, 2019 are considered current.

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	March 31, 2019	December 31, 2018
	$	$
Current debt
Lease liabilities (note 8)	38	-
Sweetwater County Loan	5,257	5,183
Less deferred financing costs	(122)	(121)
	5,173	5,062

Long term debt
Sweetwater County Loan	8,470	9,813
Less deferred financing costs	(182)	(213)
	8,288	9,600

Schedule of payments on outstanding debt as of March 31, 2019:

Debt	Total	2019	2020	2021	Maturity
	$	$	$	$
Sweetwater County Loan
Principal	13,727	3,914	5,487	4,326	01-Oct-21
Interest	1,108	536	447	125

Total	14,835	4,450	5,934	4,451

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

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs.

At March 31, 2019, the total undiscounted amount of the future cash needs was estimated to be $29.9 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 6 is related to the surety bonds which provide security to the governmental agencies on these obligations.

	For the period ended
	March 31, 2019	December 31, 2018

	$	$
Beginning of period	30,384	27,036
Change in estimated liability	-	2,840
Accretion expense	143	508

End of period	30,527	30,384

12.Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share.  As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of March 31, 2019 resulted in a loss of  $533 for the period ended March 31, 2019 which is reflected on the statement of operations.

13.Shareholders’ Equity and Capital Stock

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on May 18, 2017. Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of options remains five years.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2018	9,731,612	0.64

Expired	(100,000)	1.30

Outstanding, March 31, 2019	9,631,612	0.63

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the three months ended March 31, 2019 was less than  $0.1 million.

As of March 31, 2019, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.75	724,274	0.7	37	724,274	0.7	37	12-Dec-19
0.84	200,000	1.2	-	200,000	1.2	-	29-May-20
0.63	568,602	1.4	88	568,602	1.4	88	17-Aug-20
0.59	984,878	1.7	186	984,878	1.7	186	11-Dec-20
0.54	2,411,930	2.7	560	2,411,930	2.7	560	16-Dec-21
0.75	300,000	2.9	15	300,000	2.9	15	02-Mar-22
0.54	200,000	3.4	46	66,000	3.4	15	07-Sep-22
0.66	2,064,916	3.7	266	774,608	3.7	100	15-Dec-22
0.56	200,000	4.0	43	66,000	4.0	14	30-Mar-23
0.68	1,057,654	4.4	118	8,852	4.4	1	20-Aug-23
0.67	919,358	4.7	111	8,277	4.7	1	14-Dec-23

0.63	9,631,612	3.0	1,470	6,113,421	2.3	1,017

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.05 as of the last trading day in the period ended March 31, 2019, that would have been received by the option

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of March 31, 2019 was 9,431,612. The total number of in-the-money stock options exercisable as of March 31, 2019 was 5,913,421.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value

Unvested, December 31, 2018	955,496	0.67

Vested	(9,053)	0.68

Unvested, March 31, 2019	946,443	0.68

As of March 31, 2019, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	intrinsic
Grant date	RSUs	(years)	value
			$
December 15, 2017	481,456	0.71	390
August 20, 2018	237,210	1.40	192
December 14, 2018	227,777	1.71	184

	946,443	1.11	766

As of March 30, 2018, one of our directors retired.  Under the terms of our RSU Plan, his 62,000 outstanding RSUs automatically vested. On December 17, 2018, 32,000 RSUs were redeemed for Common

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Shares.  The balance will be redeemed for cash or stock at the compensation committee’s discretion when the RSUs in that grant vest on December 15, 2019.

Warrants

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 11). The following represents warrant activity during the period ended March 31, 2019:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
			$
Outstanding, December 31, 2018	13,062,878	6,531,439	1.00

Outstanding, March 31, 2019	13,062,878	6,531,439	1.00

As of March 31, 2019, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	2.5	-	25-Sep-21

1.00	13,062,878	2.5	-

Share-based compensation expense

Share-based compensation expense was $0.2 million for the three months ended March 31, 2019 and $0.3 million for the three months ended March 31, 2018, respectively.

As of March 31, 2019, there was approximately $1.0 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.5 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.2 years and 1.3 years, respectively.

No cash was received from stock options for the three months ended March 31, 2019 and less than $0.1 million for the three months ended March 31, 2018.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs. There were no options nor RSUs granted in either the three months ended March 31, 2019 or the three months ended March 31, 2018.

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

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three months ended March 31,
	2019		2018
	$		$
Sale of produced inventory
Company A	2,406	50.0%	-	0.0%
Company B	-	0.0%	237	1.2%
	2,406	50.0%	237	1.2%
Sales of purchased inventory
Company A	2,406	50.0%	-	0.0%
Company C	-	0.0%	15,636	79.5%
Company D	-	0.0%	3,790	19.3%
	2,406	50.0%	19,426	98.8%

Total sales	4,812	100.0%	19,663	100.0%

Disposal fee income	-	0.0%	9	0.0%

	4,812	100.0%	19,672	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

15.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	March 31, 2019	March 31, 2018
	$	$
Cash and cash equivalents	3,916	9,169
Restricted cash	7,460	7,458

	11,376	16,627

16.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.8 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $10.6 million at risk at March 31, 2019 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2019.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at March 31, 2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $1.7 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of approximately three years.

We entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc. (May 2016, as amended August 2017) under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000.  We have not used the facility in 2019.

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

March 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the three months ended March 31, 2019 or the comparable three months in 2018. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 1,  2019. As discussed below, we now own 100% of The Bootheel Project, LLC.

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

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of uranium for delivery into sales, is designed and anticipated under current licensing to process up to one million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical design capacity to process two million pounds of U3O8 annually, which provides additional capacity to process material from other sources. We expect that the Lost Creek processing facility may be utilized to process captured U3O8 from our Shirley Basin Project. However, the Shirley Basin permit application contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

We have multiple U3O8  sales agreements in place into 2021 with various U.S. utilities for the sale of U3O8 at term contract pricing. Historically, the multi-year sales agreements represented a portion of our planned production. Individually, term sales agreements do not represent a substantial portion of our operational budget, and our business is therefore not substantially dependent upon any one of the agreements. In recent years, we have purchased U3O8 and delivered the product into our sales contracts. With commitments in place to purchase product for delivery into our 2019 sales contracts, our Lost Creek production inventory is expected to increase unless market or other conditions warrant sales at spot pricing or we reach agreement for additional term agreements.

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

The DOC announced the commencement of its investigation in July 2018 into “whether the present quantity and circumstances of uranium ore and product imports into the United States threaten to impair national security.” On April 14, 2019, the DOC submitted the report on its investigation to the President. The President now has up to 90 days, after April 14, 2019, to act on the DOC’s recommendations and, if necessary, to take action to “adjust the imports” and/or pursue other lawful, non-trade related actions necessary to address the import threat. There can be no certainty of the outcome of the DOC investigation or the actions to be taken by the White House, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain.

Additionally, during Q1 2019, we received a request from a Congressional committee as a part of an investigation of the current administration’s actions regarding the uranium industry. We timely responded to the request.

Mineral Rights and Properties

Eleven of our thirteen U.S. uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 37,500 acres (15,530 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). In the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,700 Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in Fremont County, Wyoming.   Additionally, we have approximately 2,100 acres of federal lode mining claims in the Excelsior Mountains in Nevada,  at our Excel gold project.

Lost Creek Property

For the three months ended March 31, 2019,  we sold 97,500 pounds of U3O8 of which 48,750 pounds were produced at Lost Creek and the balance purchased. Production during the first quarter continued from Mine Unit 1 (MU1) as well as Mine Unit 2 (MU2). 22,551 pounds of U3O8 were captured within the Lost Creek plant, 21,015 pounds of U3O8 were packaged in drums. There were no shipments out of the Lost Creek processing plant to the conversion facility.  Our inventory at the convertor totaled approximately 375,803 at March 31, 2019. The Results of Operations are detailed further below.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East project immediately adjacent to the Lost Creek project. In Q1 2019, the BLM, which led a group of cooperating agencies in the NEPA review of the federal application for amendment, issued its Record of Decision. Review by WDEQ continues to progress. We anticipate that all permits and authorizations will be completed in 2019.

Shirley Basin Project

WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin, which was submitted in December 2015. Our application for a source material license for Shirley Basin is proceeding through a  review by the State Uranium Recovery Program. We anticipate the state process to be complete, with necessary permits and authorizations received, in 2019. The BLM has initiated its review of the Plan of Operations for Shirley Basin. Work is well underway on initial engineering evaluations, designs and studies.

Other Wyoming Projects

During the quarter, we returned to being the 100% owner of The Bootheel Project, LLC. Our co-member and the manager of the Project, Crosshair Exploration, offered its resignation as a member and the manager of the Project which became effective March 2019. This comes as Crosshair’s ultimate parent, Canada Jetlines, completed it divestiture of mineral properties to focus entirely on its airline services. While we do not treat the Project as a material property, we are pleased to return to a 100% interest in this Wyoming mineral property.

Results of Operations

U3O8 Production and Sales

During the three months ended March 31, 2019, 22,551 pounds of U3O8 were captured within the Lost Creek plant and 21,015 pounds were packaged in drums. We did not ship any drummed inventory to the conversion facility. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2019 Q1	2018 Q4	2018 Q3	2018 Q2

Pounds captured	lb	22,551	48,304	80,604	89,209
Ad valorem and severance tax	$000	$57	$30	$81	$133
Wellfield cash cost (1)	$000	$250	$459	$422	$516
Wellfield non-cash cost (2)	$000	$612	$400	$400	$400
Ad valorem and severance tax per pound captured	$/lb	$2.53	$0.62	$1.00	$1.49
Cash cost per pound captured	$/lb	$11.09	$9.50	$5.24	$5.78
Non-cash cost per pound captured	$/lb	$27.14	$8.28	$4.96	$4.48

Pounds drummed	lb	21,015	53,654	78,441	74,302
Plant cash cost (3)	$000	$1,318	$1,154	$1,109	$1,230
Plant non-cash cost (2)	$000	$480	$484	$485	$493
Cash cost per pound drummed	$/lb	$62.72	$21.51	$14.14	$16.57
Non-cash cost per pound drummed	$/lb	$22.84	$9.02	$6.18	$6.64

Pounds shipped to conversion facility	lb	—	67,040	72,902	74,416
Distribution cash cost (4)	$000	$6	$47	$36	$34
Cash cost per pound shipped	$/lb	$-	$0.70	$0.49	$0.46

Pounds purchased	lb	97,500	-	-	100,000
Purchase costs	$000	$2,681	$-	$-	$2,225
Cash cost per pound purchased	$/lb	$27.50	$-	$-	$22.25

Notes:

[1]

Wellfield cash costs include all wellfield operating costs. Wellfield construction and development costs, which include wellfield drilling, header houses, pipelines, power lines, roads, fences and disposal wells, are treated as development expenses and are not included in wellfield operating costs.

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

Production levels during the current quarter decreased as the maturing MU2 header houses exhibited normal production curve declines. Despite difficult winter weather conditions, including significant snow accumulations, production rates were in line with guidance for the quarter. Generally, we have intentionally restricted our production in light of the persistently weak uranium market. Total production costs increased 6% in 2019 Q1 compared to 2018 Q4 and 8% compared to 2018 Q3. The increase resulted from the accrual of annual bonuses in Q1, significant additional costs associated with snow removal and road maintenance brought on by the severe winter conditions, and an increase in non-cash wellfield costs from the depreciation of additional ARO assets added at December 31, 2018.

Pounds captured decreased 25,753 pounds from 2018 Q4 as there were no new header houses added since the addition of the third MU2 header house in May 2018. Total wellfield costs increased $30 during the quarter. Ad valorem and severance taxes increased due to the January sale of produced inventory which increased the sales price used in the calculations. Wellfield cash costs decreased during the quarter despite the bonus accrual due to transferring certain personnel to plant and development positions and lower licensing costs.    Despite the lower cash costs, the wellfield cash cost per pound captured increased $1.59 per pound in 2019  Q1. Wellfield non-cash costs increased by $212 due to the depreciation of ARO assets added at December 31, 2018.  Combined with the reduction in production, the related wellfield non-cash cost per pound captured therefore increased $18.86 per pound.

Pounds drummed decreased 32,639 pounds in 2019  Q1 over 2018 Q4 due to the reduction in captured pounds. Total plant costs increased $164 during the quarter due to the additional personnel transferred from wellfield operations, the annual bonus accrual and heavy snow removal costs.  The plant cash cost per pound drummed increased $41.21 per pound during the quarter. Plant non-cash costs are fixed so the related plant non-cash cost per pound drummed also increased $13.82 per pound because of the decrease in pounds drummed.

There were no shipments during the quarter. Distribution costs in 2019  Q1 were related to the converter completing weighing and sampling on prior deliveries. As there were no shipments, there are no cost per pound calculations for distribution.

Sales and cost of sales	Unit	2019 Q1	2018 Q4	2018 Q3	2018 Q2

Pounds sold	lb	97,500	-	-	100,000
U3O8 sales	$000	$4,812	$-	$-	$3,790
Average contract price	$/lb	$49.35	$-	$-	$37.90
Average spot price	$/lb	$-	$-	$-	$-
Average price per pound sold	$/lb	$49.35	$-	$-	$37.90

U3O8 cost of sales (1)	$000	$3,181	$-	$-	$2,225
Ad valorem and severance tax cost per pound sold	$/lb	$1.52	$-	$-	$-
Cash cost per pound sold	$/lb	$23.86	$-	$-	$-
Non-cash cost per pound sold	$/lb	$12.36	$-	$-	$-
Cost per pound sold - produced	$/lb	$37.74	$-	$-	$-
Cost per pound sold - purchased	$/lb	$27.50	$-	$-	$22.25
Total average cost per pound sold	$/lb	$32.63	$-	$-	$22.25

U3O8 gross profit	$000	$1,631	$-	$-	$1,565
Gross profit per pound sold	$/lb	$16.72	$-	$-	$15.65
Gross profit margin	%	33.9%	0.0%	0.0%	41.3%

Ending Inventory Balances
Pounds
In-process inventory	lb	10,595	9,134	14,588	43,733
Plant inventory	lb	28,574	7,559	20,944	15,391
Conversion facility inventory produced	lb	327,053	375,803	308,762	233,712
Conversion facility inventory purchased	lb	48,750	-	-	-
Total inventory	lb	414,972	392,496	344,294	292,836

Total cost
In-process inventory	$000	$-	$160	$359	$518
Plant inventory	$000	$1,259	$345	$665	$548
Conversion facility inventory produced	$000	$12,352	$14,187	$11,143	$8,738
Conversion facility inventory purchased	$000	$1,341	$-	$-	$-
Total inventory	$000	$14,952	$14,692	$12,167	$9,804

Cost per pound
In-process inventory	$/lb	$-	$17.52	$24.61	$11.84
Plant inventory	$/lb	$44.06	$45.64	$31.75	$35.61
Conversion facility inventory produced	$/lb	$37.77	$37.75	$36.09	$37.39
Conversion facility inventory purchased	$/lb	$27.50	$-	$-	$-

Note:

[1]	U3O8 cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values and excludes NRV.

During the quarter we sold 97,500 pounds under term contracts at a price per pound of $49.35 per pound, of which 48,750 pounds were from production and the balance was purchased.

For the quarter, our uranium cost of sales totaled $3.2 million which included  $1.3 million of purchase costs and $1.9 million of production costs. In 2019 Q1, we purchased 97,500 pounds at an average price of $27.50 per pound, of which half remains in our inventory.  The average cost per pound sold from production was $37.74.

Excluding the NRV adjustment of $2.0 million, the gross profit from uranium sales for 2019 Q1 was $1.6 million, which represents a gross profit margin of approximately 34%.

At the end of the quarter, we had approximately 375,803 pounds of U3O8 at the conversion facility including 327,053 produced pounds at an average cost per pound of $37.77, and 48,750 purchased pounds at a cost of $27.50 per pound. The following table shows the average cost per pound of the conversion facility inventory.

Ending Conversion Facility Inventory Cost Per Pound Summary (Produced)	Unit	31-Mar-19	31-Dec-18	30-Sep-18	30-Jun-18
Ad valorem and severance tax cost per pound	$/lb	$1.52	$1.52	$1.60	$1.73
Cash cost per pound	$/lb	$23.87	$23.85	$22.83	$23.66
Non-cash cost per pound	$/lb	$12.38	$12.38	$11.66	$12.00
Total cost per pound	$/lb	$37.77	$37.75	$36.09	$37.39
Conversion Facility Inventory Per Pound (Purchased)
Total cost per pound	$/lb	$27.50	$-	$-	$-

The cost per pound in ending inventory at the conversion facility has fluctuated during recent quarters, but the fluctuation is primarily the result of the changes in production rate. As it takes time for the prices to move through the in-process, plant and conversion facility inventories, a change in production may not affect the conversion facility inventory valuation for several months. Our costs per pound have been higher than in previous years which reflects our deliberate restriction of production considering the persistently weak uranium  market. The carrying amount of our inventories have been adjusted to reflect NRV adjustments using the projection of the sales into existing term contracts at prices greater than the current spot price.

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

Average Price Per Pound Sold Reconciliation	Unit	2019 Q1	2018 Q4	2018 Q3	2018 Q2

Sales per financial statements	$000	$4,812	$14	$3	$3,807
Less disposal fees	$000	$-	$(14)	$(3)	$(17)
U3O8 sales	$000	$4,812	$-	$-	$3,790

Pounds sold - produced	lb	48,750	-	-	-
Pounds sold - purchased	lb	48,750	-	-	100,000
Total pounds sold	lb	97,500	-	-	100,000

Average price per pound sold	$/lb	$49.35	$-	$-	$37.90

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

Total Cost Per Pound Sold Reconciliation (1)	Unit	2019 Q1	2018 Q4	2018 Q3	2018 Q2

Cost of sales per financial statements		$5,146	$50	$170	$2,225
Less adjustments reflecting the lower of cost or NRV		$(1,965)	$(50)	$(170)	$-
U3O8 cost of sales		$3,181	$-	$-	$2,225

Ad valorem & severance taxes	$000	$57	$30	$81	$133
Wellfield costs	$000	$862	$859	$823	$916
Plant and site costs	$000	$1,798	$1,638	$1,594	$1,723
Distribution costs	$000	$6	$47	$36	$34
Inventory change	$000	$(883)	$(2,574)	$(2,534)	$(2,806)
Cost of sales - produced	$000	$1,840	$—	$—	$—
Cost of sales - purchased	$000	$1,341	$—	$—	$2,225
Total cost of sales	$000	$3,181	$—	$—	$2,225

Pounds sold produced	lb	48,750	—	—	-
Pounds sold purchased	lb	48,750	—	—	100,000
Total pounds sold	lb	97,500	—	—	100,000

Average cost per pound sold - produced	$/lb	$37.74	$-	$-	$-
Average cost per pound sold - purchased	$/lb	$27.50	$-	$-	$22.25
Total average cost per pound sold	$/lb	$32.63	$-	$-	$22.25

Note:

1.

The cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield, plant and site operations including the related depreciation and amortization of capitalized assets, reclamation and mineral property costs, plus product distribution costs. These costs are also used to value inventory and the resulting inventoried cost per pound is compared to the estimated sales prices based on the contracts or spot sales anticipated for the distribution of the product. Any costs in excess of the calculated realizable value are charged to the cost of sales per the financial statements as adjustments reflecting the lower of cost or NRV.  These adjustments are excluded from U3O8 cost of sales because they relate to the pounds of U3O8 in ending inventories and do not relate to the pounds of U3O8 sold during the period.

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following tables summarize the results of operations for the three months ended March 31, 2019 and 2018 (in thousands of U.S. dollars):

	Three months ended March 31,
	2019	2018
	$	$

Sales	4,812	19,672
Cost of sales	(5,146)	(9,758)
Gross profit (loss)	(334)	9,914
Exploration and evaluation expense	(774)	(766)
Development expense	(166)	(432)
General and administrative expense	(2,138)	(1,922)
Accretion expense	(143)	(126)
Net profit from operations	(3,555)	6,668
Net interest expense	(196)	(288)
Warrant mark to market gain	(533)	-
Loss from equity investment	-	(1)
Foreign exchange gain (loss)	(18)	6
Other income	-	33
Net income	(4,302)	6,418

Income per share – basic	(0.03)	0.04

Income per share – diluted	(0.03)	0.04

Revenue per pound sold	49.35	51.74

Total cost per pound sold	32.63	25.68

Gross profit per pound sold	16.72	26.06

Sales

We sold a total of 97,500 pounds of U3O8 during the three months ended March 31, 2019 for an average price of $49.35 per pound.  We sold 380,000 of U3O8 during the three months ended March 31, 2018 for an average price of $51.74 per pound. The 2019 sales were all from term contracts. The 2018 sales were mostly from purchased inventory into term contracts at an average price of $52.50 and one spot sale of 10,000 pounds of produced inventory for $23.75 per pound.

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

As compared to Q1 2018, our cost per pound sold increased $6.95 to $32.63 in 2019. The increase for the period was driven by using produced inventory for 50% of our 2019 sales as opposed to about 2.6% in 2018.  The cost per pound of purchased inventory increased from $25.00 per pound to $27.50 per pound while the cost of produced inventory declined from $40.80 per pound to $37.74 per pound.

In 2019, cost of sales included $2.0 million in lower of cost or NRV adjustments compared to $0.1 million in Q1 2018.

Gross Profit

Excluding the $2.0 million in lower of cost or NRV adjustments, the gross profit was $1.6 million for the three months ended March 31, 2019, which represents a gross profit margin of approximately 34%. Gross profits of $9.9 million in Q1 2018 represents a gross profit margin of approximately 50%. The primary reason for the higher gross profit margin in 2018 was the purchase of most of the product sold.

Operating Expenses

Total operating expense for the three months ended March 31, 2019 was $3.2 million. Operating expenses include exploration and evaluation expense, development expense and G&A expense. These expenses were comparable to the same period in 2018.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.8 million for both the three month period ended March 31, 2019 and the same period in 2018. All costs associated with the geology and geographic information systems departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc properties as they are in a more advanced stage. Development expenses decreased by $0.3 million during the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily related to the completion of two headers houses in MU2 during 2018.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense increased $0.2 million for the three months ended March 31, 2019 compared to 2018. The increase was mainly attributable to an increased severance accrual related to the future separation of employment by a corporate officer.

Other Income and Expenses

Net interest expense declined $0.1 million during the three months ended March 31, 2019 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances of the Wyoming State Bond Loan.

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share.  As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of March 31, 2019 resulted in a loss of $533 for the period ended March 31, 2019 which is reflected on the statement of operations.

Earnings (loss) per Common Share

The basic loss per common share for the three months ended March 31, 2019 was $0.03 compared to basic earnings of $0.04 per share for Q1 2018. The diluted loss per common share for the three months ended March 31, 2019 was equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.  For the three months ended March 31, 2018, there were 1,157,438 RSUs and 95,829 options included in the diluted earnings per share calculations. The result was diluted earnings per share of $0.04 for the three months ended March 31, 2018. Dilution from warrants was not included as the strike price exceeded the then current market price of the Common Shares.

Liquidity and Capital Resources

As of March 31, 2019, we had cash resources consisting of cash and cash equivalents of $3.9 million, a decrease of $2.5 million from the December 31, 2018 balance of $6.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $1.1 million for operating activities during the three months ended March 31, 2019. During the same period, we used less than $0.1 million for investing activities and $1.3 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of March 31, 2019, the balance of the State Bond Loan was $13.7 million.

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

We entered into an At Market Issuance Sales Agreement (“At Market Agreement”) with MLV & Co. LLC and B Riley FBR, Inc. (May 27, 2016, as amended August 2017), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. There were no shares sold under this agreement in 2018 or 2019.

During Q1 2019, no stock options were exercised.

Collections from U3O8 sales for the three months ended March 31, 2019 totaled $4.8 million.

Operating activities used cash of $1.2 million during the three months ended March 31, 2019 as compared to generating $6.4 million during the same period in 2018. The net income for the three months ended March 31, 2019 was $10.7 million less than the corresponding income in 2018. In addition, $0.3 million was used to increase inventory balances compared to $2.5 million in 2019.

Investing activities were limited to some additional claim staking and purchases of small equipment.

During the first three months of 2019, we used $1.3 million for principal payments on the State Bond Loan.

Liquidity Outlook

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

Looking ahead

At the end of the first quarter of 2019, the average spot price of U3O8, as reported by UxC, LLC and TradeTech, LLC, declined to approximately $25.33 per pound because of low volumes and uncertainty over the Section 232 Trade Action.

Market fundamentals have not changed sufficiently to warrant further development of MU2 and we currently expect to produce between 75,000 and 100,000 pounds at Lost Creek.

In 2019, we expect to deliver 665,000 pounds related to term contracts at an average price of approximately $48 per pound. In 2019 Q1, we sold 97,500 pounds of U3O8. Early in 2019 Q2, we delivered 100,000 pounds into a scheduled term contract commitment and sold 165,000 pounds related to 2020 obligations under existing term agreements. We do not expect to make additional sales during Q2.  By quarter, our remaining 2019 contractual sales commitments thereafter are as follows: 122,500 pounds in Q3; and 180,000 pounds in Q4.

We have purchase contracts in place for 500,000 pounds at an average cost of $26 per pound in 2019.

Gross profits from uranium sales are expected to be approximately $12.3 million, which represents a gross profit margin of approximately 38%. On a cash basis (excluding non-cash costs and extraction taxes), gross profits from uranium sales are expected to generate $15.3 million in cash, which represents a cash-basis gross profit margin of approximately 47%.

Should uranium pricing improve, or following a successful outcome of the ongoing Section 232 Trade Action, we stand ready to ramp up production to full capacity at Lost Creek and initiate development activities at Shirley Basin. We remain operationally ready to increase production through the further development of our fully-permitted MU2 at Lost Creek. Lost Creek operations could begin to increase production rates in as little as six months following a “go” decision simply by developing additional header houses within MU2. Development expenses during this time are estimated to be less than $14 million and are almost entirely related to MU2 drilling and header house construction costs. Lost Creek also does not require any significant capital expenditures in order to increase production, but we will continue to optimize site operations through engineering design enhancements and modifications. The Lost Creek plant has been well maintained and is ready to receive additional flows for increased production when warranted.

As at May 2, 2019, our unrestricted cash position was $3.0 million.  In addition, we will receive proceeds of $7.5 million in May 2019 from the April 2019 sale of 165,000 pounds U3O8.

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

As of March 31, 2019, the average current spot and long-term prices of U3O8 were $25.33 and $32.00, respectively. This compares to prices of $27.75 and $32.00 as of December 31, 2018. The prices decreased at the end of the quarter with very little trading activity and the sale of excess inventories.

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

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019.  At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expires in July 2019 and renews strictly at our discretion at current market rates.  As a result of adoption of ASC 2016-02, we recognized a liability of $83 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the minimum rental payments of the leases which are included in non-current assets, current portion of long-term liabilities and long-term liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of May 2, 2019, we had outstanding 159,729,403 Common Shares and 9,631,612 options to acquire Common Shares.

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

Currency risk

At March 31, 2019, we maintained a balance of approximately $0.1 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $25.20 per pound as of April 29, 2019 as reported by TradeTech and UxC.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2019 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: May 3, 2019	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)