Form 10-Q
period 2019-06-30
UR-ENERGY INC
filed 2019-08-02
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
R(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 720-981-4588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock	URG (NYSE American); URE (TSX)	NYSE American; TSX

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

Yes ☐No ☑

As of July 31, 2019,  there were 159,947,625 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek; (ii) the outcome of our forecasts and production projections, including the anticipated production of Lost Creek for 2019; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vi) resolution of the continuing challenges within the uranium market, including supply and demand projections;  (vii) the impact of the President’s July 12, 2019 announcement to not take any action to adjust trade to preserve the domestic uranium mining industry; (viii) what recommendations will be made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production and the impact of those recommendations, if any; (ix) whether the cost-savings measures which have been and will be implemented will be sufficient; and (x) the ability and timing to ramp up when market conditions warrant. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources; recovery rates; grades; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 1, 2019.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents (note 4)	6,536	6,372
Accounts receivable	27	31
Inventory (note 5)	7,092	1,840
Prepaid expenses	1,054	847
	14,709	9,090
Long-term inventory (note 5)	2,035	12,852
Restricted cash (note 6)	7,461	7,458
Mineral properties (note 7)	44,512	45,805
Capital assets (note 8)	24,396	25,158
	78,404	91,273
	93,113	100,363
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	2,453	2,343
Current portion of long term debt (note 10)	5,214	5,062
Environmental remediation accrual	75	77
	7,742	7,482
Notes payable (note 10)	6,957	9,600
Lease liability (note 8)	10	-
Asset retirement obligations (note 11)	30,671	30,384
Other liabilities - warrants (note 12)	1,745	1,050
	39,383	41,034
	47,125	48,516
Shareholders' equity (note 13)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 159,935,563 at June 30, 2019 and 159,729,403 at December 31, 2018	185,411	185,221
Contributed surplus	20,237	19,930
Accumulated other comprehensive income	3,647	3,670
Deficit	(163,307)	(156,974)
	45,988	51,847
	93,113	100,363

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board               /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

(expressed in thousands of U.S. dollars except for share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Sales (note 14)	11,479	3,807	16,291	23,479
Cost of sales	(11,163)	(2,225)	(16,309)	(11,983)
Gross profit (loss)	316	1,582	(18)	11,496

Operating Expenses
Exploration and evaluation	(490)	(606)	(1,264)	(1,372)
Development	(292)	(440)	(458)	(872)
General and administrative	(1,153)	(1,098)	(3,291)	(3,020)
Accretion of asset retirement obligations (note 11)	(144)	(126)	(287)	(252)

Income (loss) from operations	(1,763)	(688)	(5,318)	5,980

Net interest expense	(168)	(261)	(364)	(549)
Warrant mark to market adjustment	(105)	-	(638)	-
Loss on equity investment	-	(4)	-	(5)
Foreign exchange gain (loss)	(10)	4	(28)	10
Other income	15	3,540	15	3,573

Net income (loss) for the period	(2,031)	2,591	(6,333)	9,009

Income (loss) per common share
Basic	(0.01)	0.02	(0.04)	0.06
Diluted	(0.01)	0.02	(0.04)	0.06
Weighted average number of common shares outstanding
Basic	159,820,583	146,699,582	159,775,245	146,634,457
Diluted	159,820,583	148,495,249	159,775,245	148,430,124

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	(2,031)	2,591	(6,333)	9,009
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	(24)	(12)	(23)	(33)
Comprehensive income (loss) for the period	(2,055)	2,579	(6,356)	8,976

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

				Accumulated
				Other
	Capital Stock		Contributed	Comprehensive		Shareholders'
	Shares	Amount	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$

Balance, December 31, 2018	159,729,403	185,221	19,930	3,670	(156,974)	51,847

Exercise of stock options	206,160	190	(56)	-	-	134
Redemption of vested RSUs	-	-	(7)	-	-	(7)
Non-cash stock compensation	-	-	370	-	-	370
Net income and comprehensive income	-	-	-	(23)	(6,333)	(6,356)

Balance, June 30, 2019	159,935,563	185,411	20,237	3,647	(163,307)	45,988

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2019	2018
Cash provided by
Operating activities
Net income (loss) for the period	(6,333)	9,009
Items not affecting cash:
Stock based expense	370	566
Loss from net realizable value adjustments to inventory	4,103	98
Depreciation and amortization	2,201	1,805
Accretion of asset retirement obligations	287	252
Amortization of deferred loan costs	60	60
Warrants mark to market loss	638	-
Gain on assignment of contract	-	(3,540)
Gain on foreign exchange	(28)	(11)
Other loss	(2)	3
Change in non-cash working capital items:
Accounts receivable	4	(4)
Inventory	1,462	(5,387)
Prepaid expenses	(174)	(186)
Accounts payable and accrued liabilities	76	(252)
	2,664	2,413

Investing activities
Mineral property costs	(8)	(15)
Proceeds from assignment of contract	-	3,540
Funding of equity investment	-	(4)
Purchase of capital assets	(125)	(44)
	(133)	3,477

Financing activities
Share issue costs	-	(4)
Proceeds from exercise of stock options	134	113
RSUs redeemed to pay withholding or paid in cash	(7)	(13)
Repayment of debt	(2,555)	(2,413)
	(2,428)	(2,317)

Effects of foreign exchange rate changes on cash	64	(21)

Net change in cash, cash equivalents and restricted cash	167	3,552
Beginning cash, cash equivalents and restricted cash	13,830	11,437
Ending cash, cash equivalents and restricted cash (note 15)	13,997	14,989

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

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

2.   Liquidity Risk

Our operations are based on a small number of large sales.  As a result, our cash flow and therefore our current assets and working capital may vary widely during the year based on the timing of those sales.  Virtually all of our sales are under contracts which specify delivery quantities, sales prices and payment dates. The only exceptions are spot sales which we are currently only making when advantageous. As a result, we are able to perform cash management functions over the course of an entire year and are less reliant on current commodity prices and market conditions. We monitor our cash projections on a weekly basis and have used various techniques to manage our cash flows including the assignment of deliveries, negotiating changes in delivery dates, purchasing inventory at favorable prices and raising capital.

As at June 30,  2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.8 million which are due within normal trade terms of generally 30 to 60 days, a note payable of $12.4 million of which $5.3 million is due within one year, and asset retirement obligations with estimated completion dates until 2033.

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

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of United States generally accepted accounting principles (“US GAAP”) for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2018.  We apply the same accounting policies as in the prior year other than as noted below.  The year-end balance sheet data were derived from the audited financial statements and certain information and footnote disclosures required by US GAAP have been condensed or omitted.

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019.    At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expired in July 2019 and was renewed for only five months.  As a result of adoption of ASC 2016-02, we recognized a liability of $83.9 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the minimum rental payments of the leases which are included in non-current assets, current portion of long-term liabilities and long-term liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

4.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	June 30, 2019	December 31, 2018
	$	$
Cash on deposit at banks	1,645	1,936
Money market funds	4,891	4,436

	6,536	6,372

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.  Inventory

The Company’s inventory consists of the following:

	As at
	June 30, 2019	December 31, 2018
	$	$
In-process inventory	-	160
Plant inventory	1,638	345
Conversion facility inventory	7,489	14,187
	9,127	14,692
Inventory to be sold within 12 months	7,092	1,840
Long term inventory	2,035	12,852

In conjunction with our lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $2,138 and $4,103 for the three and six months ended June 30, 2019, respectively.

6.    Restricted Cash

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”) and the Bureau of Land Management (“BLM”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $29.9 million of coverage towards specific reclamation obligations are collateralized by $7.4 million of the restricted cash at June 30, 2019.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2018	12,644	19,964	13,197	45,805

Acquisition costs	-	-	8	8
Amortization	(1,301)	-	-	(1,301)

Balance, June 30, 2019	11,343	19,964	13,205	44,512

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”) to acquire additional mineral properties. Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations and other consideration.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	June 30, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,438	3,315	123	3,432	3,290	142
Enclosures	32,991	9,355	23,636	32,991	8,530	24,461
Machinery and equipment	1,341	765	576	1,237	728	509
Furniture, fixtures and leasehold improvements	119	112	7	119	110	9
Information technology	1,142	1,102	40	1,127	1,090	37
ROU Assets	83	69	14	-	-	-

	39,114	14,718	24,396	38,906	13,748	25,158

As disclosed in note 3, the Company applied  ASU 2016-02 to our existing leases. As of June 30, 2019, we currently include  equipment leases of $14 in assets and liabilities.  Of the $14 liability, $10 is included in long-term liabilities and the balance in the current portion of long term liabilities.

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	June 30, 2019	December 31, 2018
	$	$
Accounts payable	580	620
Payroll and other taxes	1,540	1,218
Severance and ad valorem tax payable	333	505

	2,453	2,343

10.Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

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

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing. Those fees amortizable within 12 months of June 30, 2019 are considered current.

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	June 30, 2019	December 31, 2018
	$	$
Current debt
Lease liabilities (note 8)	4	-
Sweetwater County Loan	5,332	5,183
Less deferred financing costs	(122)	(121)
	5,214	5,062

Long term debt
Sweetwater County Loan	7,109	9,813
Less deferred financing costs	(152)	(213)
	6,957	9,600

Schedule of payments on outstanding debt as of June 30, 2019:

Debt	Total	2019	2020	2021	Maturity
	$	$	$	$
Sweetwater County Loan
Principal	12,441	2,628	5,487	4,326	01-Oct-21
Interest	911	339	447	125

Total	13,352	2,967	5,934	4,451

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

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs.

At June 30, 2019, the total undiscounted amount of the future cash needs was estimated to be $29.8 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash as discussed in note 6 is related to the surety bonds which provide security to the governmental agencies on these obligations.

	For the period ended
	June 30, 2019	December 31, 2018

	$	$
Beginning of period	30,384	27,036
Change in estimated liability	-	2,840
Accretion expense	287	508

End of period	30,671	30,384

12.Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share.  As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of June 30, 2019 resulted in losses of  $105 and $638 for the three and six month periods ended June 30, 2019 which are reflected on the statement of operations.

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

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2018	9,731,612	0.64

Exercised	(206,160)	0.65
Expired	(100,000)	1.26

Outstanding, June 30, 2019	9,425,452	0.66

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the six months ended June 30, 2019 was less than  $0.1 million.

As of June 30, 2019, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.75	724,274	0.5	100	724,274	0.5	100	12-Dec-19
0.84	200,000	0.9	12	200,000	0.9	12	29-May-20
0.63	538,912	1.1	130	538,912	1.1	130	17-Aug-20
0.59	928,408	1.5	255	928,408	1.5	255	11-Dec-20
0.54	2,411,930	2.5	767	2,411,930	2.5	767	16-Dec-21
0.75	300,000	2.7	41	300,000	2.7	41	02-Mar-22
0.54	200,000	3.2	64	66,000	3.2	21	07-Sep-22
0.66	1,944,916	3.5	418	654,608	3.5	141	15-Dec-22
0.56	200,000	3.7	60	66,000	3.7	20	30-Mar-23
0.68	1,057,654	4.1	209	8,852	4.1	2	20-Aug-23
0.67	919,358	4.5	190	8,277	4.5	2	14-Dec-23

0.66	9,425,452	2.7	2,246	5,907,261	2.0	1,491

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$1.24 as

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

of the last trading day in the period ended June 30, 2019, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of June 30, 2019 was 9,425,452. The total number of in-the-money stock options exercisable as of June 30, 2019 was 5,907,261.

We elect to estimate the number of awards expected to vest in lieu of accounting for forfeitures when they occur.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”).  The RSU Plan was approved by our shareholders most recently on May 2, 2019.

Eligible participants under the RSU Plan include directors and employees of the Company. RSUs in a grant redeem on the second anniversary of the grant.  Upon RSU vesting, the holder of an RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value

Unvested, December 31, 2018	955,496	0.67

Vested	(9,053)	0.68

Unvested, June 30, 2019	946,443	0.70

As of June 30, 2019, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	intrinsic
Grant date	RSUs	(years)	value
			$
December 15, 2017	481,456	0.46	438
August 20, 2018	237,210	1.15	216
December 14, 2018	227,777	1.46	207

	946,443	0.86	861

As of March 30, 2018, one of our directors retired.  Under the terms of our RSU Plan, his 62,000 outstanding RSUs automatically vested. On December 17, 2018, 32,000 RSUs were redeemed for Common

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Shares.  The balance will be redeemed for cash or stock at the compensation committee’s discretion when the RSUs in that grant vest on December 15, 2019.

Warrants

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 12). The following represents warrant activity during the period ended June 30, 2019:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
			$
Outstanding, December 31, 2018	13,062,878	6,531,439	1.00

Outstanding, June 30, 2019	13,062,878	6,531,439	1.00

As of June 30, 2019, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	2.2	-	25-Sep-21

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2019 and $0.4  million and $0.6 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, there was approximately $0.9 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.4 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.9 years and 1.1 years, respectively.

We received $0.1 million cash from the exercise of stock options for the three and six months ended June 30, 2019 and $0.1 million for the three and six months ended June 30, 2018.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs. There were no RSUs granted in either the six months ended June 30, 2019 or the six months ended June 30, 2018.  There were no options granted during the six months ended June 30, 2019. The assumptions used for the options granted during the six months ended June 30, 2018 were as follows:

Six months ended June 30,
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

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Six months ended June 30,
	2019		2018
	$		$
Sale of produced inventory
Company A	2,406	14.8%	-	0.0%
Company B	7,482	45.9%	-	0.0%
Company C	-	0.0%	237	1.0%
	9,888	60.7%	237	1.0%
Sales of purchased inventory
Company A	2,406	14.8%	-	0.0%
Company D	3,995	24.5%	7,580	32.3%
Company E	-	0.0%	15,636	66.6%
	6,401	39.3%	23,216	99.0%

Total sales	16,289	100.0%	23,453	99.9%

Disposal fee income	2	0.0%	26	0.1%

	16,291	100.0%	23,479	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

15.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	June 30, 2019	June 30, 2018
	$	$
Cash and cash equivalents	6,536	7,530
Restricted cash	7,461	7,459

	13,997	14,989

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

16.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.8 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $13.2 million at risk at June 30, 2019 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2019.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at June 30, 2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.8 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of approximately two years.

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

June 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the six months ended June 30, 2019 or the comparable six months in 2018. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

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

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in SEC Industry Guide 7. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S. We are operating our first in situ recovery uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 1,  2019. As previously disclosed, we now own 100% of The Bootheel Project, LLC.

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process U3O8,for shipping to a third-party conversion facility to be weighed, assayed and stored until sold.

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

Trade Action

As previously disclosed, in January 2018 Ur-Energy USA Inc. and Energy Fuels Resources (USA) Inc. (Energy Fuels) initiated a trade action with the U.S. Department of Commerce (DOC) pursuant to Section 232 of the Trade Expansion Act with the filing of a petition for relief. We chose this statutory framework for relief because we recognized that the current imbalance in the U.S. uranium market has created a very real threat to our national security.

DOC announced the commencement of its investigation in July 2018 into “whether the present quantity and circumstances of uranium ore and product imports into the United States threaten to impair national security,”  and, on April 14, 2019, the DOC submitted its report to the President with its findings and recommendations. Following receipt of the Secretary’s report, the President then had 90 days to act on the Secretary’s recommendations and if necessary take action to “adjust the imports of an article and its derivatives” and/or pursue other lawful non-trade related actions necessary to address the threat.

On July 12, 2019, the White House issued a “Memorandum on the Effect of Uranium Imports on the National Security and Establishment of the United States Nuclear Fuel Working Group” (the “President’s Memorandum”).

The President’s Memorandum states that the Secretary of Commerce found that “…uranium is being imported in such quantities and under such circumstances as to threaten to impair the national security of the United States....” The President found that “…the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security [and that] a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain is necessary at this time.”

Through the President’s Memorandum, he has established the United States Nuclear Fuel Working Group (the “Working Group”) to develop recommendations for reviving and expanding domestic uranium production. The Working Group must report its recommendations back to the President within 90 days. As the Trump Administration broadens its review of ways to revive and expand domestic uranium production, we will continue our work alongside the Administration and with our customers to find solutions to correct the dysfunctional market. We will continue to examine all alternatives and possible remedies.

There can be no certainty of the outcome of the Working Group’s findings and recommendations, if any, or the impact of actions taken in response to those findings and recommendation or the President’s Memorandum, and therefore the outcome of this continuing process and its effects on the U.S. uranium market is uncertain.

In the meantime, due to the continued uncertainty of obtaining any relief from the depressed market, we will implement even further cost reductions, including additional deep labor reductions, primarily at Lost Creek.

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

Lost Creek Property

For the three months ended June 30, 2019,  100,000 pounds U3O8 were delivered into a scheduled 2019 term contract commitment and 165,000 pounds U3O8 were sold related to 2020 obligations under existing term agreements. During the second quarter 13,146 pounds of U3O8 were captured within the Lost Creek plant and 13,296 pounds of U3O8 were packaged in drums. There were no shipments out of the Lost Creek processing plant to the conversion facility.  Our inventory at the convertor totaled approximately 210,450 at June 30, 2019. The Results of Operations are detailed further below.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East project immediately adjacent to the Lost Creek project. In Q1 2019, the BLM, which led a group of cooperating agencies in the NEPA review of the federal application for amendment, issued its Record of Decision. Review by WDEQ continues to progress. We anticipate that all permits and authorizations for the modification of the Lost Creek licenses and permits to recover uranium in the LC East project will be completed in 2019 or early 2020.

Shirley Basin Project

WDEQ continues with its review of our applications for a permit to mine and for a source material license for our Shirley Basin project. We anticipate the state processes to be complete, with necessary permits and authorizations received, in 2019. The BLM has initiated its review of the Plan of Operations for Shirley Basin. We expect this process also to be complete in 2019. Additionally, work is well underway on initial engineering evaluations, designs and studies for the development of Shirley Basin operations.

Results of Operations

U3O8 Production and Sales

During the three months ended June 30, 2019, 13,146 pounds of U3O8 were captured within the Lost Creek plant and 13,296 pounds were packaged in drums. We did not ship any drummed inventory to the conversion facility. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2019 Q2	2019 Q1	2018 Q4	2018 Q3	2019 YTD

Pounds captured	lb	13,146	22,551	48,304	80,604	35,697
Ad valorem and severance tax	$000	$17	$57	$30	$81	$74
Wellfield cash cost (1)	$000	$264	$250	$459	$422	$514
Wellfield non-cash cost (2)	$000	$612	$612	$400	$400	$1,224
Ad valorem and severance tax per pound captured	$/lb	$1.29	$2.53	$0.62	$1.00	$2.07
Cash cost per pound captured	$/lb	$20.08	$11.09	$9.50	$5.24	$14.40
Non-cash cost per pound captured	$/lb	$46.55	$27.14	$8.28	$4.96	$34.29

Pounds drummed	lb	13,296	21,015	53,654	78,441	34,311
Plant cash cost (3)	$000	$1,134	$1,318	$1,154	$1,109	$2,452
Plant non-cash cost (2)	$000	$490	$480	$484	$485	$970
Cash cost per pound drummed	$/lb	$85.29	$62.72	$21.51	$14.14	$71.46
Non-cash cost per pound drummed	$/lb	$36.85	$22.84	$9.02	$6.18	$28.27

Pounds shipped to conversion facility	lb	—	—	67,040	72,902	—
Distribution cash cost (4)	$000	$27	$6	$47	$36	$33
Cash cost per pound shipped	$/lb	$-	$-	$0.70	$0.49	$-

Pounds purchased	lb	100,000	97,500	-	-	197,500
Purchase costs	$000	$2,795	$2,681	$-	$-	$5,476
Cash cost per pound purchased	$/lb	$27.95	$27.50	$-	$-	$27.73

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

Production levels during the current quarter decreased as the maturing MU2 header houses exhibited normal production curve declines. Production rates were in line with guidance for the quarter. We have intentionally restricted our production in light of the persistently weak uranium market. Total production costs decreased seven percent in 2019 Q2 compared to 2019 Q1. The decrease resulted from lower labor costs in Q2 as compared to Q1, which included the accrual of annual bonuses. Q1 also included significant additional costs associated with snow removal and road maintenance brought on by the severe winter conditions.

Pounds captured decreased 9,405 pounds from 2019 Q1 as there were no new header houses added since the addition of the third MU2 header house in May 2018.  Ad valorem and severance taxes decreased due to a reduction in the factor used in the calculation of the taxes. Wellfield cash costs increased slightly from 2019 Q1.  Despite the relatively consistent cash costs, the cash cost per pound captured increased $8.99 per pound in 2019 Q2. Wellfield non-cash costs remained consistent with Q1 2019 and the related non-cash cost per pound captured increased $19.41 per pound due to the decrease in pounds captured.

Pounds drummed decreased 7,719 pounds from 2019 Q1 due to the reduction in captured pounds. Total plant cash costs decreased $184 as compared to 2019 Q1, which included higher energy, snow removal and bonus costs.  Despite the lower cash costs, the plant cash cost per pound drummed increased $22.57 per pound during the quarter because of the decrease in pounds drummed. Plant non-cash costs are fixed so the related plant non-cash cost per pound drummed also increased $14.01 per pound for the same reason.

There were no shipments during the quarter. Distribution costs in 2019 Q2 were related to the converter completing sampling assays on prior deliveries and the purchase of additional barrels for shipping.  As there were no shipments, there are no cost per pound calculations for distribution.

Sales and cost of sales	Unit	2019 Q2	2019 Q1	2018 Q4	2018 Q3	2019 YTD

Pounds sold	lb	265,000	97,500	-	-	362,500
U3O8 sales	$000	$11,477	$4,812	$-	$-	$16,289
Average contract price	$/lb	$43.31	$49.35	$-	$-	$44.94
Average spot price	$/lb	$-	$-	$-	$-	$-
Average price per pound sold	$/lb	$43.31	$49.35	$-	$-	$44.94

U3O8 cost of sales (1)	$000	$9,026	$3,181	$-	$-	$12,207
Ad valorem and severance tax cost per pound sold	$/lb	$1.52	$1.52	$-	$-	$1.52
Cash cost per pound sold	$/lb	$23.95	$23.86	$-	$-	$23.93
Non-cash cost per pound sold	$/lb	$12.38	$12.36	$-	$-	$12.38
Cost per pound sold - produced	$/lb	$37.85	$37.74	$-	$-	$37.83
Cost per pound sold - purchased	$/lb	$27.80	$27.50	$-	$-	$27.70
Total average cost per pound sold	$/lb	$34.06	$32.63	$-	$-	$33.67

U3O8 gross profit	$000	$2,451	$1,631	$-	$-	$4,082
Gross profit per pound sold	$/lb	$9.25	$16.72	$-	$-	$11.27
Gross profit margin	%	21.4%	33.9%	0.0%	0.0%	25.1%

Ending Inventory Balances
Pounds
In-process inventory	lb	10,221	10,595	9,134	14,588
Plant inventory	lb	41,871	28,574	7,559	20,944
Conversion facility inventory produced	lb	161,700	327,053	375,803	308,762
Conversion facility inventory purchased	lb	48,750	48,750	-	-
Total inventory	lb	262,542	414,972	392,496	344,294

Total cost
In-process inventory	$000	$-	$-	$160	$359
Plant inventory	$000	$1,638	$1,259	$345	$665
Conversion facility inventory produced	$000	$6,134	$12,352	$14,187	$11,143
Conversion facility inventory purchased	$000	$1,355	$1,341	$-	$-
Total inventory	$000	$9,127	$14,952	$14,692	$12,167

Cost per pound
In-process inventory	$/lb	$-	$-	$17.52	$24.61
Plant inventory	$/lb	$39.12	$44.06	$45.64	$31.75
Conversion facility inventory produced	$/lb	$37.93	$37.77	$37.75	$36.09
Conversion facility inventory purchased	$/lb	$27.80	$27.50	$-	$-

Note:

[1]	U3O8 cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values and excludes NRV.

During the quarter we sold 265,000 pounds under term contracts at an average price per pound of $43.31 per pound, of which 165,000 pounds were from production and the balance was purchased.

For the quarter, our uranium cost of sales totaled $9.0 million which included  $2.8 million of purchase costs and $6.2 million of production costs. In 2019  Q2, we purchased 100,000 pounds at an average price of $27.80 per pound.  The average cost per pound sold from production was $37.85.

Excluding the NRV adjustment of $2.1 million, the gross profit from uranium sales for 2019 Q2 was $2.4 million, which represents a gross profit margin of approximately 21%.

At the end of the quarter, we had approximately 210,450 pounds of U3O8 at the conversion facility including 161,700 produced pounds at an average cost per pound of $37.93, and 48,750 purchased pounds at a cost of $27.80 per pound. The following table shows the average cost per pound of the conversion facility inventory.

Ending Conversion Facility Inventory	Unit	30-Jun-19	31-Mar-19	31-Dec-18	30-Sep-18

Cost Per Pound Summary (Produced)
Ad valorem and severance tax cost per pound	$/lb	$1.52	$1.52	$1.52	$1.60
Cash cost per pound	$/lb	$24.00	$23.87	$23.85	$22.83
Non-cash cost per pound	$/lb	$12.41	$12.38	$12.38	$11.66
Total cost per pound	$/lb	$37.93	$37.77	$37.75	$36.09

Cost Per Pound Summary (Purchased)
Total cost per pound	$/lb	$27.80	$27.50	$-	$-

The cost per pound in ending inventory at the conversion facility has not fluctuated during recent quarters because we have not shipped any pounds to the facility in 2019. As it takes time for the pounds to move through the in-process and plant inventories, a change in production may not affect the conversion facility inventory valuation for several months. The carrying amount of our inventories have been adjusted to reflect NRV adjustments using the projection of the sales into existing term contract and spot prices.

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

Average Price Per Pound Sold Reconciliation	Unit	2019 Q2	2019 Q1	2018 Q4	2018 Q3	2019 YTD

Sales per financial statements	$000	$11,479	$4,812	$14	$3	$16,291
Less disposal fees	$000	$2	$-	$(14)	$(3)	$2
U3O8 sales	$000	$11,477	$4,812	$-	$-	$16,289

Pounds sold - produced	lb	165,000	48,750	-	-	213,750
Pounds sold - purchased	lb	100,000	48,750	-	-	148,750
Total pounds sold	lb	265,000	97,500	-	-	362,500

Average price per pound sold	$/lb	$43.31	$49.35	$-	$-	$44.94

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

Total Cost Per Pound Sold Reconciliation (1)	Unit	2019 Q2	2019 Q1	2018 Q4	2018 Q3	2019 YTD

Cost of sales per financial statements		$11,163	$5,146	$50	$170	$16,309
Less adjustments reflecting the lower of cost or NRV		$(2,137)	$(1,965)	$(50)	$(170)	$(4,102)
U3O8 cost of sales		$9,026	$3,181	$-	$-	$12,207

Ad valorem & severance taxes	$000	$17	$57	$30	$81	$74
Wellfield costs	$000	$876	$862	$859	$823	$1,738
Plant and site costs	$000	$1,624	$1,798	$1,638	$1,594	$3,422
Distribution costs	$000	$27	$6	$47	$36	$33
Inventory change	$000	$3,702	$(883)	$(2,574)	$(2,534)	$2,819
Cost of sales - produced	$000	$6,246	$1,840	$—	$—	$8,086
Cost of sales - purchased	$000	$2,780	$1,341	$—	$—	$4,121
Total cost of sales	$000	$9,026	$3,181	$—	$—	$12,207

Pounds sold produced	lb	165,000	48,750	—	-	213,750
Pounds sold purchased	lb	100,000	48,750	—	-	148,750
Total pounds sold	lb	265,000	97,500	—	-	362,500

Average cost per pound sold - produced	$/lb	$37.85	$37.74	$-	$-	$37.83
Average cost per pound sold - purchased	$/lb	$27.80	$27.50	$-	$-	$27.70
Total average cost per pound sold	$/lb	$34.06	$32.63	$-	$-	$33.67

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

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

The following tables summarize the results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands of U.S. dollars):

	Three months ended June 30,
	2019	2018
	$	$
Sales	11,479	3,807
Cost of sales	(11,163)	(2,225)
Gross profit (loss)	316	1,582
Exploration and evaluation expense	(490)	(606)
Development expense	(292)	(440)
General and administrative expense	(1,153)	(1,098)
Accretion	(144)	(126)
Net loss from operations	(1,763)	(688)
Interest expense (net)	(168)	(261)
Warrant mark to market gain	(105)	-
Loss from equity investment	-	(4)
Foreign exchange loss	(10)	4
Other income	15	3,540
Net loss	(2,031)	2,591

Loss per share – basic	(0.01)	0.02

Loss per share – diluted	(0.01)	0.02

Revenue per pound sold	43.31	37.90

Total cost per pound sold	34.06	22.25

Gross profit per pound sold	9.25	15.65

	Six months ended June 30,
	2019	2018
	$	$

Sales	16,291	23,479
Cost of sales	(16,309)	(11,983)
Gross profit (loss)	(18)	11,496
Exploration and evaluation expense	(1,264)	(1,372)
Development expense	(458)	(872)
General and administrative expense	(3,291)	(3,020)
Accretion expense	(287)	(252)
Net profit from operations	(5,318)	5,980
Net interest expense	(364)	(549)
Warrant mark to market gain	(638)	-
Loss from equity investment	-	(5)
Foreign exchange gain (loss)	(28)	10
Other income	15	3,573
Net income	(6,333)	9,009

Income per share – basic	(0.04)	0.06

Income per share – diluted	(0.04)	0.06

Revenue per pound sold	44.94	48.86

Total cost per pound sold	33.67	24.96

Gross profit per pound sold	11.27	23.90

Sales

We sold a total of 265,000 and 362,500 pounds of U3O8 during the three and six months ended June 30, 2019 for an average price of $43.31 and $44.94, respectively, per pound. We sold 100,000 and 480,000 pounds of U3O8 during the three and six months ended June 30, 2018 for an average price of $37.90 and $48.86, per pound, respectively. The 2019 sales were all from term contracts. The 2018 sales were mostly from purchased inventory into term contracts at an average price of $49.39 and one spot sale of 10,000 pounds of produced inventory for $23.75 per pound.

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

As compared to the three and six months ended June 30, 2018, our cost per pound sold increased $11.81 and $8.71 to $34.06 and $33.67 in 2019, respectively. The increase for the period was driven by using produced inventory for 59% of our 2019 sales as opposed to about 3% in 2018.  For the six months the cost per pound of purchased inventory increased from $24.42 per pound to $27.70 per pound while the cost of produced inventory declined from $50.70 per pound to $37.83 per pound.

In the three and six months ended June 30, 2019, cost of sales included $2.1 and $4.1 million in lower of cost or NRV adjustments compared to $0.1 and $0.1 million in the comparable periods in 2018.

Gross Profit

Excluding the $2.0 and $4.0 million in lower of cost or NRV adjustments for the three and six months ended June 30, 2019 which creates a non-GAAP measure but more informational as it relates to revenues, the gross profit was $2.5 and $4.1 million for the three and six months ended June 30, 2019, which represents gross profit margins of approximately 21% and 25%, respectively. Gross profits of $1.6 and $11.5 million in the three and six months ended June 30, 2018 represents gross profit margins of approximately 41% and 49% respectively. The primary reason for the higher gross profit margin in 2018 was the purchase of most of the product sold.

Operating Expenses

Total operating expense for the three and six months ended June 30, 2019 were $2.1 and $5.3 million, respectively. Operating expenses include exploration and evaluation expense, development expense and G&A expense. These expenses were slightly lower than the same periods in 2018.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.5 and $1.3 million for the three and six month periods ended June 30, 2019 and $0.6 and $1.4 million for the comparable periods in 2018. All costs associated with the geology, regulatory compliance and evaluation departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category.  Expenses were higher in 2018 because certain of the claims maintenance costs were paid in June 2018 but will be paid Q3 in 2019.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin which is in a more advanced stage and Lucky Mc which is near the end of reclamation of the historic mine site. Development expenses decreased by $0.1 and $0.4 million during the three and six months ended June 30, 2019, compared to the same periods in 2018. The decrease was primarily related to lower governmental fees of $0.3 million, professional fees of $0.1 million and costs of completion of the two headers houses in 2018 of $0.1 million.  This was partially offset by labor costs arising from the reassignment of several staff members to the development department.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense increased $0.1 and $0.3 million for the three and six months ended June 30, 2019 compared to 2018. The increase was mainly attributable to an increased severance accrual related to the future separation of employment by a corporate officer and increased legal costs associated with the 232 action.

Other Income and Expenses

Net interest expense declined $0.1 and $0.2 million during the three and six months ended June 30, 2019 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balances of the Wyoming State Bond Loan.

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of June 30, 2019 resulted in losses of $0.1 and $0.6 million for the three and six month periods ended June 30, 2019 which is reflected on the statement of operations.

Earnings (loss) per Common Share

The basic loss per common share for the three and six months ended June 30, 2019 were $0.01 and $0.04 compared to basic earnings of $0.02 and $0.06 per share for the same periods in 2018. The diluted loss per common share for the three and six months ended June 30, 2019 were equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.  For the three and six months ended June 30, 2018, there were 1,145,004 RSUs and 650,663 options included in the diluted earnings per share calculations. The result was diluted earnings per share of $0.04 and $0.02 for the three and six months ended June 30, 2018. Dilution from warrants was not included as the strike price exceeded the then current market price of the Common Shares.

Liquidity and Capital Resources

As of June 30, 2019, we had cash resources consisting of cash and cash equivalents of $6.5 million, an increase of $0.1 million from the December 31, 2018 balance of $6.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We generated $2.7 million for operating activities during the six months ended June 30, 2019. During the same period, we used $0.1 million for investing activities and $2.4 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of June 30, 2019, the balance of the State Bond Loan was $13.7 million.

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

During Q2 2019, we received $0.1 million from the exercise of stock options.

Collections from U3O8 sales for the six months ended June 30, 2019 totaled $16.3 million.

Operating activities generated cash of $2.6 million during the six months ended June 30, 2019 as compared to $2.4 million during the same period in 2018. The net income for the six months ended June 30, 2019 was $15.2 million less than the corresponding income in 2018, but almost 60% of the sales were of produced inventory which had a low gross profit, but no additional costs and therefore generated substantial cash.

Investing activities consisted of additional claim staking and purchases of lab equipment and computers.

During the first six months of 2019, we used $2.6 million for principal payments on the State Bond Loan.

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

Looking ahead

In 2019, we expect to deliver 665,000 pounds related to term contracts at an average price of approximately $48 per pound. Through June 30, 2019, we have sold 362,500 pounds of U3O8 at an average price of $48.86 and in Q2 we sold 265,000 pounds at $43.31 for $11.5 million in gross sales. Our remaining 2019 contractual sales commitments, by quarter, are as follows: 122,500 pounds in Q3 at an expected average price of $42 per pound; and 180,000 pounds in Q4 at an expected average price of $60 per pound.

For 2019, we put in place purchase contracts for 500,000 pounds at an average cost of $26 per pound. By quarter, our remaining 2019 purchase contract commitments are as follows: 122,500 pounds in Q3 at an expected average cost of $28 per pound; and 180,000 pounds in Q4 at an expected average cost of $24 per pound.

Gross profits from uranium sales are expected to be approximately $1.7 million in Q3 and $6.3 million in Q4, which represent gross profit margins of approximately 33% and 59%, respectively.

As at July 31, 2019, our unrestricted cash position was $6.1 million.

At the end of the second quarter of 2019, the average spot price of U3O8, as reported by UxC, LLC and TradeTech, LLC, declined to approximately $24.60 per pound because of low volumes and uncertainty over the Section 232 Trade Action. Subsequent to the end of the quarter and the announcement of the President’s decision regarding the Trade Action on July 12, the average spot price improved only slightly to $25.38 at the end of July.

Clearly, market fundamentals have not changed sufficiently to warrant further development of MU2. As a result, we do not anticipate any additional development for the remainder of this year, and we have reduced our production guidance to between 50,000 and 75,000 pounds at Lost Creek.

In response to the persistently weak uranium market, which continued as we awaited the outcome of the Section 232 Trade Action, we took aggressive measures in 2017 and 2018 to control costs. In response to the President’s decision regarding the Section 232 Trade Action, we will once again take aggressive cost cutting measures in 2019.

In 2017, we deliberately slowed development activities at MU2, reduced costs, focused on enhancing production efficiencies from our operating MU1 header houses and complemented our production with cost-effective purchases of uranium. In 2018, we implemented further cost reductions, purchased 100% of the uranium necessary to meet our 2018 contractual commitments, and increased our ending inventory position.

In the first half of 2019, we suspended further MU2 development activities, secured purchase contracts for 500,000 pounds of uranium at favorable prices, and sold 165,000 pounds related to 2020 obligations under existing term agreements.

The President’s July 12, 2019 Memorandum established a Working Group to develop recommendations for reviving and expanding domestic uranium production. The Working Group must report its recommendations back to the President within 90 days (October 10, 2019). As set forth above, there can be no certainty of the outcome of the Working Group’s findings and recommendations, if any, or the impact of actions taken in response to those findings and recommendations or the President’s Memorandum, and therefore the outcome of this continuing process and its effects on the U.S. uranium market is uncertain.

In light of the President’s decision, we will now implement further cost reductions, including deep labor reductions, primarily at Lost Creek. We can no longer justify the added costs of maintaining full operational readiness as it relates to labor and have accordingly reduced staffing to the minimum levels necessary to maintain our facilities and meet regulatory compliance, while retaining core operational personnel who possess the critical knowledge necessary for the Company to ramp up when conditions warrant. This will enable the Company to maintain the Lost Creek facilities and preserve our ability to react to changing market conditions, while at the same time minimizing our need for additional funding during this protracted period of uncertainty.

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

As of June 30, 2019, the average current spot and long-term prices of U3O8 were $24.60 and $31.50, respectively. This compares to prices of $27.75 and $32.00 as of December 31, 2018. The prices decreased with very little trading activity and uncertainty over the Section 232 Trade Action.

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

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019.  At January 1, 2019, we had two office equipment leases, and the office lease

in Casper which expired in July 2019 and was renewed for only five months.    As a result of adoption of ASC 2016-02, we recognized a liability of $83 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the minimum rental payments of the leases which are included in non-current assets, current portion of long-term liabilities and long-term liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of July 31, 2019, we had outstanding 159,947,625 Common Shares and 9,413,390 options to acquire Common Shares.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Financial instruments that expose the Company to interest rate risk are its cash equivalents, deposits, restricted cash and debt financing. Our objectives for managing our cash and cash equivalents are to maintain sufficient funds on hand at all times to meet day-to-day requirements and to place any amounts which are considered in excess of day-to-day requirements on short-term deposit with the Company's financial institutions so that they earn interest.

Currency risk

At June 30, 2019, we maintained a balance of approximately $0.3 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $25.38 per pound as of July 31, 2019 as reported by TradeTech and UxC.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the six months ended June 30, 2019 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: August 2, 2019	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2019	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)