Form 10-Q
period 2019-09-30
UR-ENERGY INC
filed 2019-11-01
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐No ☑

As of October 31, 2019,  there were 160,053,021 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek; (ii) the outcome of our forecasts and production projections, including the anticipated production of Lost Creek for 2019; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East Project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and production inventory is available; (v) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vi) resolution of the continuing challenges within the uranium market, including supply and demand projections;  (vii) the impact of the President’s announcement to not take any action to adjust trade to preserve the domestic uranium mining industry; (viii) what recommendations will be made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production and the impact of those recommendations, if any; (ix) whether the cost-savings measures which have been and will be implemented will be sufficient; and (x) the ability and timing to ramp up when market conditions warrant. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources; recovery rates; grades; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 1, 2019.

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

NI 43-101 Review of Technical Information: Michael Mellin, Ur-Energy / Lost Creek Mine Geologist, P.Geo. and Qualified Person as defined by NI 43-101, reviewed and approved the technical information contained in this Form 10-Q.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents (note 4)	3,360	6,372
Accounts receivable (note 5)	1,142	31
Inventory (note 6)	-	1,840
Prepaid expenses	1,102	847
	5,604	9,090
Long-term inventory (note 6)	7,357	12,852
Restricted cash (note 7)	7,463	7,458
Mineral properties (note 8)	43,791	45,805
Capital assets (note 9)	24,018	25,158
	82,629	91,273
	88,233	100,363
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 10)	2,475	2,343
Current portion of long term debt (note 11)	5,216	5,062
Environmental remediation accrual	77	77
	7,768	7,482
Notes payable (note 11)	6,987	9,600
Lease liability (note 9)	9	-
Asset retirement obligations (note 12)	30,756	30,384
Other liabilities - warrants (note 13)	744	1,050
	38,496	41,034
	46,264	48,516
Shareholders' equity (note 14)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 159,947,625 at September 30, 2019 and 159,729,403 at December 31, 2018	185,424	185,221
Contributed surplus	20,390	19,930
Accumulated other comprehensive income	3,662	3,670
Deficit	(167,507)	(156,974)
	41,969	51,847
	88,233	100,363

The accompanying notes are an integral part of these interim consolidated financial statements.

 Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board               /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

(expressed in thousands of U.S. dollars except for share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Sales (note 15)	5,115	3	21,406	23,482
Cost of sales	(7,515)	(170)	(23,824)	(12,153)
Gross profit (loss)	(2,400)	(167)	(2,418)	11,329

Operating Expenses
Exploration and evaluation	(822)	(588)	(2,084)	(1,959)
Development	(372)	(522)	(831)	(1,394)
General and administrative	(1,282)	(1,169)	(4,574)	(4,190)
Accretion of asset retirement obligations (note 12)	(144)	(128)	(431)	(380)
Write-off of mineral properties (note 8)	(11)	-	(11)	-
Income (loss) from operations	(5,031)	(2,574)	(10,349)	3,406

Net interest expense	(153)	(241)	(517)	(790)
Warrant mark to market adjustment	981	11	343	11
Loss on equity investment	-	-	-	(5)
Foreign exchange gain (loss)	4	(5)	(24)	5
Other income	(1)	-	14	3,573

Net income (loss) for the period	(4,200)	(2,809)	(10,533)	6,200

Income (loss) per common share
Basic	(0.03)	(0.02)	(0.07)	0.04
Diluted	(0.03)	(0.02)	(0.07)	0.04
Weighted average number of common shares outstanding
Basic	159,946,969	147,483,434	159,833,116	146,920,559
Diluted	159,946,969	147,483,434	159,833,116	149,836,937

COMPREHENSIVE INCOME (LOSS)
Net income (loss) for the period	(4,200)	(2,809)	(10,533)	6,200
Other Comprehensive income (loss), net of tax
Translation adjustment on foreign operations	15	11	(8)	(22)
Comprehensive income (loss) for the period	(4,185)	(2,798)	(10,541)	6,178

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

				Accumulated
				Other
	Capital Stock		Contributed	Comprehensive			Shareholders'
	Shares	Amount	Surplus	Income		Deficit	Equity

	#	$	$	$		$	$
Balance, December 31, 2018	159,729,403	185,221	19,930	3,670		(156,974)	51,847

Redemption of vested RSUs	-	-	(6)	-		-	(6)
Non-cash stock compensation	-	-	188	-		-	188
Net income and comprehensive income	-	-	-	1		(4,302)	(4,301)

Balance, March 31, 2019	159,729,403	185,221	20,112	3,671		(161,276)	47,728

Exercise of stock options	206,160	190	(56)	-		-	134
Redemption of vested RSUs	-	-	(1)	-		-	(1)
Non-cash stock compensation	-	-	182	-		-	182
Net income and comprehensive income	-	-	-	(24)	-	(2,031)	(2,055)

Balance, June 30, 2019	159,935,563	185,411	20,237	3,647		(163,307)	45,988

Exercise of stock options	12,062	13	(4)	-		-	9
Redemption of vested RSUs	-	-	(27)	-		-	(27)
Non-cash stock compensation	-	-	184	-		-	184
Net income and comprehensive income	-	-	-	15		(4,200)	(4,185)

Balance, September 30, 2019	159,947,625	185,424	20,390	3,662		(167,507)	41,969

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

	#	$	$	$	$	$	$
Balance, December 31, 2017	146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781
Exercise of stock options	67,719	59	-	(17)	-	-	42
Redemption of vested RSUs			-	(13)	-	-	(13)
Non-cash stock compensation	-	-	-	330	-	-	330
Net income and comprehensive income	-	-	-	-	(21)	6,418	6,397

Balance, March 31, 2018	146,599,652	177,122	4,109	15,754	3,642	(155,090)	45,537
Exercise of stock options	116,172	103	-	(32)	-	-	71
Common shares issued for							-
cash, net of $4 ATM renewal costs	-	(4)	-	-	-	-	(4)
Expiry of warrants	-	-	(3,103)	3,103	-	-	-
Non-cash stock compensation	-	-	-	236	-	-	236
Net income and comprehensive income	-	-	-	-	(12)	2,591	2,579

Balance, June 30, 2018	146,715,824	177,221	1,006	19,061	3,630	(152,499)	48,419
Exercise of stock options	236,453	191	-	(56)	-	-	135
Common shares issued for							-
cash, net of $857 of costs	12,195,122	7,447	-	-	-	-	7,447
Expiry of warrants	-	-	(1,006)	1,006	-	-	-
Non-cash stock compensation	-	-	-	161	-	-	161
Net income and comprehensive income	-	-	-	-	11	(2,809)	(2,798)

Balance, September 30, 2018	159,147,399	184,859	-	20,172	3,641	(155,308)	53,364

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Nine months ended September 30,
	2019	2018
Cash provided by
Operating activities
Net income (loss) for the period	(10,533)	6,200
Items not affecting cash:
Stock based expense	554	727
Loss from net realizable value adjustments	8,189	268
Depreciation and amortization	3,306	2,701
Accretion of asset retirement obligations	431	380
Amortization of deferred loan costs	91	91
Write-off of mineral properties	11	-
Warrants mark to market gain	(343)	(11)
Gain on assignment of contract	-	(3,540)
Gain on disposition of assets	-	(2)
Gain on foreign exchange	(23)	(6)
Other loss	-	5
Change in non-cash working capital items:
Accounts receivable	(1,111)	(11)
Inventory	(854)	(7,921)
Prepaid expenses	(58)	(117)
Accounts payable and accrued liabilities	(110)	(401)
	(450)	(1,637)

Investing activities
Mineral property costs	(8)	(31)
Decrease (increase) in other deposits	19	(19)
Proceeds from assignment of contract	-	3,540
Funding of equity investment	-	(5)
Purchase of capital assets	(175)	(49)
	(164)	3,436

Financing activities
Issuance of common shares for cash	-	10,000
Share issue costs	-	(731)
Proceeds from exercise of stock options	143	247
RSUs redeemed to pay withholding or paid in cash	(34)	(12)
Repayment of debt	(2,555)	(3,645)
	(2,446)	5,859

Effects of foreign exchange rate changes on cash	53	(17)

Net change in cash, cash equivalents and restricted cash	(3,007)	7,641
Beginning cash, cash equivalents and restricted cash	13,830	11,437
Ending cash, cash equivalents and restricted cash (note 16)	10,823	19,078

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company was continued under the Canada Business Corporations Act on August 8, 2006. Headquartered in Littleton, Colorado, the Company is an exploration stage mining company, as defined by U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development and production of uranium mineral resources located in Wyoming. In August 2013, the Company commenced uranium production at its Lost Creek Project in Wyoming.

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

As at September 30, 2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.7 million which are due within normal trade terms of generally 30 to 60 days, a note payable of $12.4 million, and asset retirement obligations with estimated completion dates until 2033. The payment schedule for the note was modified on October 1, 2019 to defer principal payments for eighteen months (see note 18).

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

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. The unaudited interim financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2018.  We apply the same accounting policies as in the prior year other than as noted below.  The year-end balance sheet data were derived from the audited financial statements and certain information and footnote disclosures required by US GAAP have been condensed or omitted.

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019.    At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expired in July 2019 and was renewed for only six months.  As a result of adoption of ASC 2016-02, we recognized a liability of $83.9 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the minimum rental payments of the leases which are included in non-current assets, current portion of long-term liabilities and long-term liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

4.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	September 30, 2019	December 31, 2018
	$	$
Cash on deposit at banks	884	1,936
Money market funds	2,476	4,436

	3,360	6,372

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.  Accounts Receivable

The Company’s accounts receivable consists of the following:

	As at
	September 30, 2019	December 31, 2018
	$	$
Trade accounts receivable
Company A	1,119	-
Other Companies	-	11
Total trade receivables	1,119	11
Other receivables	23	20

Total accounts receivable	1,142	31

6.  Inventory

The Company’s inventory consists of the following:

	As at
	September 30, 2019	December 31, 2018
	$	$
In-process inventory	-	160
Plant inventory	384	345
Conversion facility inventory	6,973	14,187
	7,357	14,692
Inventory to be sold within 12 months	-	1,840
Long term inventory	7,357	12,852

In conjunction with our lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $4,087 and $8,189 for the three and nine months ended September 30, 2019, respectively.

7.    Restricted Cash

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”) and the Bureau of Land Management (“BLM”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $29.9 million of coverage towards

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

specific reclamation obligations are collateralized by $7.4 million of the restricted cash at September 30, 2019.

8.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2018	12,644	19,964	13,197	45,805

Acquisition costs	-	-	8	8
Change in estimated reclamation costs	-	(59)	-	(59)
Property write-offs	16	-	(27)	(11)
Amortization	(1,952)	-	-	(1,952)

Balance, September 30, 2019	10,708	19,905	13,178	43,791

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations and other consideration.

Other U.S. Properties

During the third quarter of 2019, the Company elected not to renew the claims included in the Red Rider acquisition. Accordingly, the Company wrote off a mineral asset of $27 and the related accumulated amortization of $16 for a net write off of $11.

9.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	September 30, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,439	3,328	111	3,432	3,290	142
Enclosures	32,991	9,767	23,224	32,991	8,530	24,461
Machinery and equipment	1,417	787	630	1,237	728	509
Furniture, fixtures and leasehold improvements	119	113	6	119	110	9
Information technology	1,100	1,066	34	1,127	1,090	37
ROU Assets	83	70	13	-	-	-

	39,149	15,131	24,018	38,906	13,748	25,158

As disclosed in note 3, the Company applied ASU 2016-02 to our existing leases. As of September 30, 2019, we currently include equipment leases of $13 in assets and liabilities. Of the $13 liability, $9 is included in long-term liabilities and the balance in the current portion of long term liabilities.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

10.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	September 30, 2019	December 31, 2018
	$	$
Accounts payable	646	620
Payroll and other taxes	1,523	1,218
Severance and ad valorem tax payable	306	505

	2,475	2,343

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

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. The next principal payment is therefore due April 1, 2021 and the last payment will be due in April 2023.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table lists the current (within 12 months) and long term portion of the Company’s debt instrument:

	As at
	September 30, 2019	December 31, 2018
	$	$
Current debt
Lease liabilities (note 9)	4	-
Sweetwater County Loan	5,333	5,183
Less deferred financing costs	(121)	(121)
	5,216	5,062

Long term debt
Sweetwater County Loan	7,108	9,813
Less deferred financing costs	(121)	(213)
	6,987	9,600

Schedule of payments on outstanding debt as of October 1, 2019 after amendment of loan payment schedule:

Debt	Total	2019	2020	2021	2022	2023	Final payment
	$	$	$	$	$	$
Sweetwater County Loan
Principal	12,441	-	-	5,333	5,646	1,462	01-Apr-23
Interest	1,805	178	716	602	288	21

Total	14,246	178	716	5,935	5,934	1,483

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

At September 30, 2019, the total undiscounted amount of the future cash needs was estimated to be $29.7 million. The schedule of payments required to settle the ARO liability extends through 2033.

The restricted cash discussed in note 7 is related to the surety bonds which provide security to the governmental agencies on these obligations.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

	For the period ended
	September 30, 2019	December 31, 2018

	$	$
Beginning of period	30,384	27,036
Change in estimated liability	(59)	2,840
Accretion expense	431	508

End of period	30,756	30,384

13.Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of September 30, 2019 resulted in gains of  $981 and $343 for the three and nine month periods ended September 30, 2019 which are reflected on the statement of operations.

14.Shareholders’ Equity and Capital Stock

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on May 18, 2017. Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of options is five years.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2018	9,731,612	0.64

Exercised	(218,222)	0.66
Forfeited	(311,982)	0.70
Expired	(100,000)	1.26

Outstanding, September 30, 2019	9,101,408	0.65

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the nine months ended September 30, 2019 was less than  $0.1 million.

As of September 30, 2019, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.75	712,212	0.2	-	712,212	0.2	-	12-Dec-19
0.84	200,000	0.7	-	200,000	0.7	-	29-May-20
0.63	538,912	0.9	-	538,912	0.9	-	17-Aug-20
0.59	928,408	1.2	16	928,408	1.2	16	11-Dec-20
0.54	2,411,930	2.2	145	2,411,930	2.2	145	16-Dec-21
0.75	300,000	2.4	-	300,000	2.4	-	02-Mar-22
0.54	200,000	2.9	12	132,000	2.9	8	07-Sep-22
0.66	1,801,958	3.2	-	654,608	3.2	-	15-Dec-22
0.56	200,000	3.5	9	66,000	3.5	3	30-Mar-23
0.68	981,305	3.9	-	344,905	3.9	-	20-Aug-23
0.67	826,683	4.2	-	8,277	4.2	-	14-Dec-23

0.65	9,101,408	2.4	182	6,297,252	1.9	172

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.81 as of the last trading day in the period ended September 30, 2019, that would have been received by the option holders had they exercised their options as of that date. The total number of in-the-money stock options outstanding as of September 30, 2019 was 3,740,338. The total number of in-the-money stock options exercisable as of September 30, 2019 was 3,538,338

We elect to estimate the number of awards expected to vest in lieu of accounting for forfeitures when they occur.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value

Unvested, December 31, 2018	955,496	0.67

Vested	(110,305)	0.68

Unvested, September 30, 2019	845,191	0.69

As of September 30, 2019, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	unvested	life	intrinsic
Grant date	RSUs	(years)	value
			$
December 15, 2017	428,114	0.21	261
August 20, 2018	212,470	0.90	130
December 14, 2018	204,607	1.21	125

	845,191	0.62	516

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 30, 2018, one of our directors retired.  Under the terms of our RSU Plan, his 62,000 outstanding RSUs automatically vested. On December 17, 2018, 32,000 RSUs were redeemed for Common Shares.  The balance will be redeemed for cash or stock at the compensation committee’s discretion when the RSUs in that grant redeem on December 15, 2019.

As of September 30, 2019, one of our officers retired. Under the terms of our RSU Plan, his 54,431 outstanding RSUs automatically vested. The RSUs will be redeemed for cash or stock at the compensation committee’s discretion in conjunction with the scheduled redemptionof those grants.

Warrants

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 13). The following represents warrant activity during the period ended September 30, 2019:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
			$
Outstanding, December 31, 2018	13,062,878	6,531,439	1.00

Outstanding, September 30, 2019	13,062,878	6,531,439	1.00

As of September 30, 2019, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	2.0	-	25-Sep-21

Share-based compensation expense

Share-based compensation expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019 and $0.1 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, there was approximately $0.7 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.2 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.7 years and 0.9 years, respectively.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

We received less than $0.1 million and $0.1 million cash from the exercise of stock options for the three and nine months ended September 30, 2019 and $0.1 and $0.2 million for the three and nine months ended September 30, 2018, respectively.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs. There were no options or RSUs granted during the nine months ended September 30, 2019. We have used assumptions for the mark to market calculations related to the warrant liability. The assumptions used for the options, RSUs and warrants granted during the nine months ended September 30, 2018 as well as the warrant valuation as of September 30, 2019 were as follows:

	Nine months ended September 30,	Nine months ended September 30,
	2019	2018
Expected option life (years)	-	3.74-3.76
Expected warrant life (years)	1.99	3.00
Expected volatility	61.01%	53.8%-55.2%
Risk-free interest rate	1.57%	1.9%-2.2%
Expected dividend rate	0%	0%
Forfeiture rate options	-	6.0%
Forfeiture rate (warrants)	-	0.0%
Forfeiture rate (RSUs)	-	5.9%

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

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Disaggregation of Revenues

The following table presents our revenues disaggregated by source and type:

	Nine months ended September 30,
	2019		2018
	$		$
Sale of produced inventory
Company A	2,406	11.2%	-	0.0%
Company B	7,482	35.0%	-	0.0%
Company C	-	0.0%	237	1.0%
	9,888	46.2%	237	1.0%
Sales of purchased inventory
Company A	3,526	16.5%	-	0.0%
Company D	7,990	37.3%	7,580	32.3%
Company E	-	0.0%	15,636	66.6%
	11,516	53.8%	23,216	98.9%

Total sales	21,404	100.0%	23,453	99.9%

Disposal fee income	2	0.0%	29	0.1%

	21,406	100.0%	23,482	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

16.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	September 30, 2019	September 30, 2018
	$	$
Cash and cash equivalents	3,360	11,621
Restricted cash	7,463	7,457

	10,823	19,078

17.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.7 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $10.1 million at risk at September 30, 2019 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2019.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at September 30, 2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.7 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of approximately three and a half years as a result of the amendment to the note (see note 11).

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

September 30, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the nine months ended September 30, 2019 or the comparable nine months in 2018. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

18.    Subsequent Event

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. The next principal payment is therefore due April 1, 2021 and the final payment will be due in April 2023.

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

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process U3O8 for shipping to a third-party conversion facility to be weighed, assayed and stored until sold.

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

We have multiple U3O8  sales agreements in place into 2021 with various U.S. utilities for the sale of U3O8 at term contract pricing. Historically, the multi-year sales agreements represented a portion of our planned production. Individually, term sales agreements do not represent a substantial portion of our operational budget, and our business is therefore not substantially dependent upon any one of the agreements. In recent years, we have purchased U3O8 and delivered the product into our sales contracts. With commitments in place to purchase product for delivery into our 2019 and, most recently, 2020 sales contracts, our Lost Creek production inventory is expected to increase unless market or other conditions warrant sales at spot pricing or we reach agreement for additional term agreements.

Trade Action and Resulting Actions by the Company

As previously disclosed, in January 2018 Ur-Energy USA Inc. and Energy Fuels Resources (USA) Inc. initiated a trade action with the U.S. Department of Commerce (DOC) pursuant to Section 232 of the Trade Expansion Act with the filing of a petition for relief.  Following the DOC statutorily-mandated investigation, DOC timely submitted its report to the White House. On July 12, 2019, the White House issued a “Memorandum on the Effect of Uranium Imports on the National Security and Establishment of the United States Nuclear Fuel Working Group” (the “President’s Memorandum”), through which it announced it would take no trade action in response to the DOC report.

The President’s Memorandum cites the Secretary of Commerce finding that “…uranium is being imported in such quantities and under such circumstances as to threaten to impair the national security of the United States....” The President found that “…the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security [and that] a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain is necessary at this time.”

Through the President’s Memorandum, he established the United States Nuclear Fuel Working Group (the “Working Group”) to develop recommendations for reviving and expanding domestic uranium production. The Working Group was required to report its recommendations back to the President within 90 days. As the Trump Administration broadened its review of ways to revive and expand domestic uranium production, we have continued our work alongside the Administration and with our customers and other stakeholders to find solutions to correct the dysfunctional market. We have continued to examine all alternatives and possible remedies. On or about October 10, 2019, the Working Group sought and received an additional thirty days to complete its work and to submit its recommendations to the President.

There can be no certainty of the outcome of the Working Group’s findings and recommendations, if any, or the impact of actions taken in response to those findings and recommendation or the President’s Memorandum, and therefore the outcome of this continuing process and its effects on the U.S. uranium market is uncertain.

In light of the President’s decision in July, we implemented further cost reductions, including labor reductions of  12 employees, primarily at Lost Creek. We reduced staffing to the minimum levels necessary to maintain our facilities and meet regulatory compliance, while retaining core operational personnel who possess the critical knowledge necessary for the Company to ramp up when conditions warrant. These actions will enable the Company to maintain the Lost Creek facilities and preserve our ability to react to changing market conditions, while at the same time minimizing our need for additional funding during this protracted period of uncertainty.

In addition to other cost-cutting measures, we worked with the State of Wyoming and the Board of County Commissioners of Sweetwater County to obtain a six-quarter deferral of principal payments on the Lost Creek State Bond Loan, with all approvals being obtained October 1, 2019. Interest payments will continue during that 18-month period. The principal payment due on October 1, 2019 was the first deferred payment; principal payments will recommence in April 2021, and the final payment on the State Bond Loan will be due in April 2023.

Changes in Management

Effective September 30, 2019, James Bonner, Ur-Energy Vice President Geology, retired, following a several decades long career as a Professional Geologist in uranium exploration and development, the last five years with Ur-Energy.

Mineral Rights and Properties

We currently have twelve U.S. uranium properties –  ten of which are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 37,500 acres (15,530 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). In the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,700 Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in Fremont County, Wyoming.  Additionally, we have approximately 2,100 acres of federal lode mining claims near the Excelsior Mountains in Nevada,  at our Excel gold project.

Lost Creek Property

For the three months ended September 30, 2019,  122,500 pounds U3O8 were delivered into scheduled 2019 term contract commitments. During the third quarter 7,256 pounds of U3O8 were captured within the Lost Creek plant and 9,367 pounds of U3O8 were packaged in drums. One shipment of Lost Creek product was made to the conversion facility during the quarter. Our inventory at the convertor totaled approximately 248,161 at September 30, 2019. During the quarter, Lost Creek recognized a two-year milestone with no lost-time accidents. The Results of Operations are detailed further below.

Regulatory Update

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East Project immediately adjacent to the Lost Creek Project. In Q1 2019, the BLM, which led a group of cooperating agencies in the NEPA review of the federal application for amendment, issued its Record of Decision. Reviews by WDEQ continue to progress. We anticipate that all permits and authorizations for the modification of the Lost Creek licenses and permits to recover uranium in the LC East Project will be completed in 2020.

Shirley Basin Project

WDEQ continues with its review of our applications for a permit to mine and for a source material license for our Shirley Basin Project. We anticipate the State processes to be complete, with necessary permits and authorizations received, in 2019. The BLM has initiated its review of the Plan of Operations for Shirley Basin. We expect this process to be complete in 2019 or early 2020. Additionally, work is well underway on initial engineering evaluations, designs and studies for the development of Shirley Basin operations.

Results of Operations

U3O8 Production and Sales

During the three months ended September 30, 2019, 7,256 pounds of U3O8 were captured within the Lost Creek plant and 9,367 pounds were packaged in drums. One shipment of Lost Creek product was made to the conversion facility during the quarter. Inventory, production and sales figures for the Lost Creek Project are presented in the following tables. We are presenting the data in the tables for the last four quarters because the nature of our operations is not regularly based on the calendar year. We therefore feel that presenting the last four quarters is a more meaningful representation of operations than comparing comparable periods in the previous year and enables the reader to better perform trend analysis.

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

Production and Production Costs	Unit	2019 Q3	2019 Q2	2019 Q1	2018 Q4	2019 YTD

Pounds captured	lb	7,256	13,146	22,551	48,304	42,953
Ad valorem and severance tax	$000	$(14)	$17	$57	$30	$60
Wellfield cash cost (1)	$000	$210	$264	$250	$459	$724
Wellfield non-cash cost (2)	$000	$611	$612	$612	$400	$1,835
Ad valorem and severance tax per pound captured	$/lb	$(1.93)	$1.29	$2.53	$0.62	$1.40
Cash cost per pound captured	$/lb	$28.94	$20.08	$11.09	$9.50	$16.86
Non-cash cost per pound captured	$/lb	$84.21	$46.55	$27.14	$8.28	$42.72

Pounds drummed	lb	9,367	13,296	21,015	53,654	43,678
Plant cash cost (3)	$000	$1,045	$1,134	$1,318	$1,154	$3,497
Plant non-cash cost (2)	$000	$490	$490	$480	$484	$1,460
Cash cost per pound drummed	$/lb	$111.56	$85.29	$62.72	$21.51	$80.06
Non-cash cost per pound drummed	$/lb	$52.31	$36.85	$22.84	$9.02	$33.43

Pounds shipped to conversion facility	lb	37,710	—	—	67,040	37,710
Distribution cash cost (4)	$000	$12	$27	$6	$47	$45
Cash cost per pound shipped	$/lb	$0.32	$-	$-	$0.70	$1.19

Pounds purchased	lb	122,500	100,000	97,500	-	320,000
Purchase costs	$000	$3,391	$2,795	$2,681	$-	$8,867
Cash cost per pound purchased	$/lb	$27.68	$27.95	$27.50	$-	$27.71

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

Production levels during the current quarter decreased as the maturing MU2 header houses exhibited normal production curve declines. Production rates were in line with guidance for the quarter. We have intentionally restricted our production in light of the persistently weak uranium market. Total cash production costs decreased eleven percent in 2019 Q3 compared to 2019 Q2. The decrease resulted from lower repair costs in Q3 as compared to Q2, which included the annual road maintenance. In addition, fuel and energy costs decreased due to the season and fewer dryer loads.

Pounds captured decreased 5,890 pounds from 2019 Q2 as there were no new header houses added since the addition of the third MU2 header house in May 2018. Ad valorem and severance taxes decreased due to a reduction in the factor used in the calculation of the taxes which was applied retroactively to 2018. Wellfield cash costs decreased slightly from 2019 Q2. Despite the decrease in cash costs, the cash cost per pound captured increased $8.86 per pound in 2019 Q3. Wellfield non-cash costs remained consistent with Q2 2019 and the related non-cash cost per pound captured increased $37.66 per pound due to the decrease in pounds captured.

Pounds drummed decreased 3,929 pounds from 2019 Q2 due to the reduction in captured pounds. Plant cash costs decreased $89 as compared to 2019 Q2, due to lower labor, fuel and energy, and repair costs in Q3. Despite the lower cash costs, the plant cash cost per pound drummed increased $26.27 per pound during the quarter because of the decrease in pounds drummed. Plant non-cash costs are fixed so the related plant non-cash cost per pound drummed also increased $15.46 per pound for the same reason.

There was one shipment of 37,710 pounds during the quarter. Distribution costs in 2019 Q2 were related to the converter completing sampling assays on prior deliveries. The cost per pound was $0.32 which was lower than the previous shipment in 2018 Q4.

Sales and cost of sales	Unit	2019 Q3	2019 Q2	2019 Q1	2018 Q4	2019 YTD

Pounds sold	lb	122,500	265,000	97,500	-	485,000
U3O8 sales	$000	$5,115	$11,477	$4,812	$-	$21,404
Average contract price	$/lb	$41.76	$43.31	$49.35	$-	$44.13
Average spot price	$/lb	$-	$-	$-	$-	$-
Average price per pound sold	$/lb	$41.76	$43.31	$49.35	$-	$44.13

U3O8 cost of sales (1)	$000	$7,515	$11,163	$5,146	$50	$23,824
Lower of cost or NRV adjustment		$(4,087)	$(2,137)	$(1,965)	$(50)	$(8,189)
U3O8 cost of sales		$3,428	$9,026	$3,181	$-	$15,635
Ad valorem and severance tax cost per pound sold	$/lb	$-	$1.52	$1.52	$-	$1.52
Cash cost per pound sold	$/lb	$-	$23.95	$23.86	$-	$23.93
Non-cash cost per pound sold	$/lb	$-	$12.38	$12.36	$-	$12.38
Cost per pound sold - produced	$/lb	$-	$37.85	$37.74	$-	$37.83
Cost per pound sold - purchased	$/lb	$27.98	$27.80	$27.50	$-	$27.83
Total average cost per pound sold	$/lb	$27.98	$34.06	$32.63	$-	$32.24

U3O8 gross profit	$000	$1,687	$2,451	$1,631	$-	$5,769
Gross profit per pound sold	$/lb	$13.78	$9.25	$16.72	$-	$11.89
Gross profit margin	%	33.0%	21.4%	33.9%	0.0%	26.9%

Ending Inventory Balances
Pounds
In-process inventory	lb	8,074	10,221	10,595	9,134
Plant inventory	lb	13,526	41,871	28,574	7,559
Conversion facility inventory produced	lb	199,411	161,700	327,053	375,803
Conversion facility inventory purchased	lb	48,750	48,750	48,750	-
Total inventory	lb	269,761	262,542	414,972	392,496

Total cost
In-process inventory	$000	$-	$-	$-	$160
Plant inventory	$000	$384	$1,638	$1,259	$345
Conversion facility inventory produced	$000	$5,721	$6,134	$12,352	$14,187
Conversion facility inventory purchased	$000	$1,252	$1,355	$1,341	$-
Total inventory	$000	$7,357	$9,127	$14,952	$14,692

Cost per pound
In-process inventory	$/lb	$-	$-	$-	$17.52
Plant inventory	$/lb	$28.39	$39.12	$44.06	$45.64
Conversion facility inventory produced	$/lb	$28.69	$37.93	$37.77	$37.75
Conversion facility inventory purchased	$/lb	$25.68	$27.80	$27.50	$-

Note:

[1]	U3O8 cost of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Cost table) adjusted for changes in inventory values and excludes NRV.

During the quarter, we sold 122,500 purchased pounds under term contracts at an average price of $41.76 per pound.

For the quarter, our uranium cost of sales totaled $3.4 million which all related to purchased inventory. In 2019 Q3, we purchased 122,500 pounds at an average price of $27.68 per pound. As we already had some purchased inventory, the blended cost was $27.98 per pound sold.

Excluding the NRV adjustment of $4.1 million, the gross profit from uranium sales for 2019 Q3 was $1.7 million, which represents a gross profit margin of approximately 33%.

At the end of the quarter, we had approximately 248,161 pounds of U3O8 at the conversion facility including 199,411 produced pounds at an average cost per pound of $28.69, and 48,750 purchased pounds at an average  cost of $25.68 per pound as adjusted for the net receivable value at the end of the quarter. The following table shows the average cost per pound of the conversion facility inventory.

Ending Conversion Facility Inventory	Unit	30-Sep-19	30-Jun-19	31-Mar-19	31-Dec-18

Cost Per Pound Summary (Produced)
Ad valorem and severance tax cost per pound	$/lb	$0.91	$1.52	$1.52	$1.52
Cash cost per pound	$/lb	$18.28	$24.00	$23.87	$23.85
Non-cash cost per pound	$/lb	$9.50	$12.41	$12.38	$12.38
Total cost per pound	$/lb	$28.69	$37.93	$37.77	$37.75

Cost Per Pound Summary (Purchased)
Total cost per pound	$/lb	$25.68	$27.80	$27.50	$-

The carrying amount of our inventories have been adjusted to reflect NRV adjustments using the projection of the sales into existing term contract and spot prices.  In early October 2019, we obtained purchase contracts for the delivery of inventory into our 2020 contracts. As a result, we could no longer use these contracts in valuing our inventory under the lower of cost or market and used the current spot rates as applicable instead. The result was a $2.3 million reduction in the conversion facility inventories.

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

Average Price Per Pound Sold Reconciliation	Unit	2019 Q3	2019 Q2	2019 Q1	2018 Q4	2019 YTD

Sales per financial statements	$000	$5,115	$11,479	$4,812	$14	$21,406
Less disposal fees	$000	$-	$2	$-	$(14)	$2
U3O8 sales	$000	$5,115	$11,477	$4,812	$-	$21,404

Pounds sold - produced	lb	-	165,000	48,750	-	213,750
Pounds sold - purchased	lb	122,500	100,000	48,750	-	271,250
Total pounds sold	lb	122,500	265,000	97,500	-	485,000

Average price per pound sold	$/lb	$41.76	$43.31	$49.35	$-	$44.13

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

Total Cost Per Pound Sold Reconciliation (1)	Unit	2019 Q3	2019 Q2	2019 Q1	2018 Q4	2019 YTD

Cost of sales per financial statements		$7,515	$11,163	$5,146	$50	$23,824
Less adjustments reflecting the lower of cost or NRV		$(4,087)	$(2,137)	$(1,965)	$(50)	$(8,189)
U3O8 cost of sales		$3,428	$9,026	$3,181	$-	$15,635

Ad valorem & severance taxes	$000	$(14)	$17	$57	$30	$60
Wellfield costs	$000	$821	$876	$862	$859	$2,559
Plant and site costs	$000	$1,535	$1,624	$1,798	$1,638	$4,957
Distribution costs	$000	$12	$27	$6	$47	$45
Inventory change	$000	$(2,354)	$3,702	$(883)	$(2,574)	$465
Cost of sales - produced	$000	$—	$6,246	$1,840	$—	$8,086
Cost of sales - purchased	$000	$3,428	$2,780	$1,341	$—	$7,549
Total cost of sales	$000	$3,428	$9,026	$3,181	$—	$15,635

Pounds sold produced	lb	—	165,000	48,750	-	213,750
Pounds sold purchased	lb	122,500	100,000	48,750	-	271,250
Total pounds sold	lb	122,500	265,000	97,500	-	485,000

Average cost per pound sold - produced	$/lb	$-	$37.85	$37.74	$-	$37.83
Average cost per pound sold - purchased	$/lb	$27.98	$27.80	$27.50	$-	$27.83
Total average cost per pound sold	$/lb	$27.98	$34.06	$32.63	$-	$32.24

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

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

The following tables summarize the results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands of U.S. dollars):

	Three months ended September 30,
	2019	2018
	$	$
Sales	5,115	3
Cost of sales	(7,515)	(170)
Gross profit (loss)	(2,400)	(167)
Exploration and evaluation expense	(822)	(588)
Development expense	(372)	(522)
General and administrative expense	(1,282)	(1,169)
Accretion	(144)	(128)
Write off of mineral property	(11)	-
Net loss from operations	(5,031)	(2,574)
Interest expense (net)	(153)	(241)
Warrant mark to market gain	981	11
Foreign exchange loss	4	(5)
Other income	(1)	-
Net loss	(4,200)	(2,809)

Loss per share – basic	(0.03)	(0.02)

Loss per share – diluted	(0.03)	(0.02)

Revenue per pound sold	41.76	-

Total cost per pound sold	27.98	-

Gross profit per pound sold	13.78	-

	Nine months ended September 30,
	2019	2018
	$	$

Sales	21,406	23,482
Cost of sales	(23,824)	(12,153)
Gross profit (loss)	(2,418)	11,329
Exploration and evaluation expense	(2,084)	(1,959)
Development expense	(831)	(1,394)
General and administrative expense	(4,574)	(4,190)
Accretion expense	(431)	(380)
Write-off of mineral properties	(11)	-
Net profit from operations	(10,349)	3,406
Net interest expense	(517)	(790)
Warrant mark to market gain	343	11
Loss from equity investment	-	(5)
Foreign exchange gain (loss)	(24)	5
Other income	14	3,573
Net income	(10,533)	6,200

Income per share – basic	(0.07)	0.04

Income per share – diluted	(0.07)	0.04

Revenue per pound sold	44.13	48.86

Total cost per pound sold	32.24	25.32

Gross profit per pound sold	11.89	23.54

Sales

We sold a total of 122,500 and 485,000 pounds of U3O8 during the three and nine months ended September 30, 2019 for an average price of $41.76 and $44.13, respectively, per pound. We sold no uranium during the three months ended September 30, 2018 and 480,000 pounds of U3O8 during the nine months ended September 30, 2018 for an average price of $48.86, per pound. The 2019 sales were all from term contracts. The 2018 sales were mostly from purchased inventory into term contracts at an average price of $49.39 and one spot sale of 10,000 pounds of produced inventory for $23.75 per pound.

Cost of Sales

The cost of sales includes all costs of wellfield operations and maintenance, severance and ad valorem taxes, plant operations and maintenance and mine site overhead including depreciation on the related capital assets, capitalized reclamation costs and amortization of mineral property costs, the cost of inventory purchased for resale and distribution costs. Wellfield costs, plant costs, site overhead costs and distribution costs are included in inventory and the resulting inventoried cost per pound is compared to the estimated sales prices based on the contracts or spot sales anticipated for the distribution of the product. Any costs in excess of the calculated net realizable value are charged to cost of sales.

As there were no sales in the three months ended September 30, 2018, there is no comparison of costs or gross profit. Compared to the nine months ended September 30, 2018, our cost per pound sold increased $6.92 to $32.24 in 2019. The increase for the period was driven by using produced inventory for 44% of our 2019 sales as opposed to about three percent in 2018. For the nine months the cost per pound of purchased inventory increased from $24.42 per pound to $27.83 per pound while the cost of produced inventory declined from $67.70 per pound to $37.83 per pound.

In the three and nine months ended September 30, 2019, cost of sales included $4.1 and $8.2 million in lower of cost or NRV adjustments compared to $0.1 and $0.1 million in the comparable periods in 2018.

Gross Profit

Excluding the $4.1 and $8.2 million in lower of cost or NRV adjustments for the three and nine months ended September 30, 2019, which is a non-GAAP measure, the gross profit was $1.7 and $5.8 million for the three and nine months ended September 30, 2019, which represents gross profit margins of approximately 33% and 27%, respectively. Gross profit of $11.5 million in the nine months ended September 30, 2018 represents a  gross profit margin of approximately 49%. The primary reason for the higher gross profit margin in 2018 was the purchase of most of the product sold.

Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2019 were $2.6 and $7.9 million, respectively. Operating expenses include exploration and evaluation expense, development expense and G&A expense. These expenses were slightly higher than the three month periods ended September 30, 2018 but were virtually identical for the nine month periods.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.8 and $2.1 million for the three and nine month periods ended September 30, 2019 and $0.6 and $2.0 million for the comparable periods in 2018. All costs associated with the geology, regulatory compliance and evaluation departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category. The increase for the quarter related to timing differences in paying annual claim maintenance which was recorded in Q3 in 2019 and Q2 in 2018.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin which is in a more advanced stage and Lucky Mc which is near the end of reclamation of the historic mine site. Development expenses decreased by $0.1 and $0.5 million during the three and nine months ended September 30, 2019, compared to the same periods in 2018. The decrease was primarily related to lower governmental fees of $0.3 million and professional and other contracting fees of $0.3 million and costs of completion of the two headers houses in 2018 of $0.1 million.  This was partially offset by labor costs arising from the reassignment of several staff members to the development department.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense increased $0.1 and $0.4 million for the three and nine months ended September 30, 2019 compared to 2018. The increase was mainly attributable to severance accruals related to the reductions in force and the retirement of a corporate officer.

Other Income and Expenses

Net interest expense declined $0.1 and $0.3 million during the three and nine months ended September 30, 2019 compared to the prior year. The expense decline was directly attributable to principal payments reducing the outstanding note balance of the State Bond Loan.

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of September 30, 2019 resulted in gains of $0.9 and $0.3 million for the three and nine month periods ended September 30, 2019 which is reflected on the statement of operations.

Earnings (loss) per Common Share

The basic loss per common share for the three and nine months ended September 30, 2019 were $0.03 and $0.07 compared to basic earnings of ($0.02) and $0.04 per share for the same periods in 2018. The diluted loss per common share for the three and nine months ended September 30, 2019 as well as the three months ended September 30, 2018 were equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced.  For the nine months ended September 30, 2018, there were 1,358,227 RSUs and 1,558,151 options included in the diluted earnings per share calculations. The result was diluted earnings per share of $0.04 for the nine months ended September 30, 2018. Dilution from warrants was not included as the strike price exceeded the then current market price of the Common Shares.

Liquidity and Capital Resources

As of September 30, 2019, we had cash resources consisting of cash and cash equivalents of $3.4 million, a decrease of $3.0 million from the December 31, 2018 balance of $6.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $0.5 million for operating activities during the nine months ended September 30, 2019. During the same period, we used $0.2 million for investing activities and $2.4 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of September 30, 2019, the balance of the State Bond Loan was $13.7 million. On October 1, 2019, the Sweetwater County Board of Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019.  The next principal payment is therefore due April 1, 2021 and the final payment  is now due in April, 2023.

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

During the nine months ended September 30, 2019, we received $0.1 million from the exercise of stock options.

Collections from U3O8 sales for the nine months ended September 30, 2019 totaled $20.3 million.

Operating activities used cash of $0.5 million during the nine months ended September 30, 2019 as compared to $1.7 million during the same period in 2018. The net income for the nine months ended September 30, 2019 was $16.8 million less than the corresponding income in 2018, but the Company invested in $7.9 million in additional inventory in 2018 and recognized a $8.2 loss from NRV adjustments in 2019.

Investing activities consisted of additional claim staking, purchases of lab equipment and computers and costs related to developing a new method of concentrating and reducing waste water.

During the first nine months of 2019, we used $2.6 million for principal payments on the State Bond Loan.

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

Looking Ahead

In 2019, we expect to deliver 665,000 pounds related to term contracts at an average price of approximately $48 per pound. Through September 30, 2019, we have sold 485,000 pounds of U3O8 at an average price of $44.13 and in Q3 we sold 122,500 pounds at $41.76 for $5.1 million in gross sales. Our remaining 2019 contractual sales commitment is 180,000 pounds in Q4 at an expected average price of $60 per pound, of which 90,000 pounds were sold October 1, 2019.

For 2019, we put in place purchase contracts for 500,000 pounds at an average cost of $26 per pound. Our remaining 2019 purchase contract commitment is 180,000 pounds in Q4 at an expected average cost of $24 per pound.

Gross profits from uranium sales are expected to be approximately $6.3 million in Q4 excluding any net realizable value adjustments, which represent a gross profit margin of approximately 59%.

As at October 31, 2019, our unrestricted cash position was $6.6 million after collection of the October 1, 2019 sales proceeds.

At the end of the third quarter of 2019, the average spot price of U3O8, as reported by UxC, LLC and TradeTech, LLC, had climbed slightly to approximately $25.68 per pound in a market lagging because of low volumes and uncertainty over the Working Group recommendations.

Clearly, market fundamentals have not changed sufficiently to warrant further development of MU2. As a result, we do not anticipate any additional development for the remainder of this year, and we have reduced our production guidance to between 40,000 and 50,000 pounds at Lost Creek.

In response to the persistently weak uranium market, which continued as we awaited the outcome of the Section 232 Trade Action and, subsequently, as we await the outcome of the U.S. Nuclear Working Group, we took aggressive measures to control costs.

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

In the first half of 2019, we suspended further MU2 development activities, secured purchase contracts for 500,000 pounds of uranium at favorable prices, and sold 165,000 pounds related to 2020 obligations under existing term agreements. More recently, in response to the President’s July 2019 decision regarding the Section 232 Trade Action, we once again took aggressive cost cutting measures in the form of additional staffing cuts and a renegotiation of the State Bond Loan to defer principal payments for 18 months. Additionally, we put in place purchase contracts for our 2020 contractual commitments, which leaves our nearly 250,000 pounds of finished inventory available for sale at our discretion.

The President’s Memorandum established a Working Group to develop recommendations for reviving and expanding domestic uranium production. Currently, the Working Group is slated to report its recommendations back to the President at or about November 9, 2019. As set forth above, there can be no certainty of the outcome of the Working Group’s findings and recommendations, if any, or the impact of actions taken in response to those findings and recommendations or the President’s Memorandum, and therefore the outcome of this continuing process and its effects on the U.S. uranium market is uncertain.

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

As of September 30, 2019, the average current spot and long-term prices of U3O8 were $25.65 and $32.00, respectively. This compares to prices of $27.75 and $32.00 as of December 31, 2018. The prices decreased with very little trading activity and uncertainty over the Section 232 Trade Action and, subsequently, the appointment of the Working Group.

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

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019.  At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expired in July 2019 and was renewed for only six months.  As a result of adoption of ASC 2016-02, we recognized a liability of $83 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the minimum rental payments of the leases which are included in non-current assets, current portion of long-term liabilities and long-term liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of October 31, 2019, we had outstanding 160,053,021 Common Shares and 8,996,012 options to acquire Common Shares.

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

Currency risk

At September 30, 2019, we maintained a balance of approximately $0.2 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $24.02 per pound as of October 30, 2019 as reported by TradeTech, LLC and UxC, LLC.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the nine months ended September 30, 2019 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: November 1, 2019	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2019	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)