Form 10-K
period 2019-12-31
UR-ENERGY INC
filed 2020-02-28
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 720-981-4588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	URG (NYSE American); URE (TSX)	NYSE American; TSX

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company☐
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of February 26, 2020,  there were 160,478,059 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2019, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $145.5 million based upon the closing sale price of the Common Shares as reported by the NYSE American. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2019, included all directors and officers who collectively held approximately five million of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled-level operations at Lost Creek, the timing to determine future development and construction priorities, and the ability to readily and cost-effectively ramp-up production operations when market and other conditions warrant; (ii) the continuing technical and economic viability of Lost Creek; (iii) the timing and outcome of permitting and regulatory approvals of the amendments to the Lost Creek permits and licenses; (iv) the ability to complete additional favorable uranium sales agreements including spot sales when warranted and production inventory is available; (v) the production rates and life of the Lost Creek Project and subsequent development of and production from adjoining projects within the Lost Creek Property, including plans at LC East; (vi) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (vii) the potential of our other exploration and development projects, including Shirley Basin, the projects in the Great Divide Basin and the Excel project (viii) the technical and economic viability of Shirley Basin; (ix) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (x) the outcome of our production projections; (xi)  current market conditions including without limitation supply and demand projections; (xii) the outcome of the report and recommendations from the U.S. Nuclear Fuel Working Group, including the timeline and scope of proposed remedies, including the budget appropriations process related to the establishment of the national uranium reserve. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

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

NI 43-101 Review of Technical Information: Michael Mellin, Ur-Energy / Lost Creek Mine Geologist, P.Geo. and Qualified Person as defined by NI 43-101, reviewed and approved the technical information contained in this Form 10-K.

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

Uranium

a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this Annual Report refers to triuranium octoxide, also called “U3O8” and is produced from uranium deposits. It is the most actively traded uranium-related commodity.  Our operations produce and ship “yellowcake” which typically contains 70% to 90% U3O8 by weight.

Uranium concentrate

a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

U3O8

a standard chemical formula commonly used to express the natural form of uranium mineralization.  U represents uranium and O represents oxygen.  U3O8 is contained in “yellowcake” or “uranium concentrate” accounting for 70% to 90% by weight.

Abbreviations:

BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
DEIS	Draft Environmental Impact Statement
DOC	U.S. Department of Commerce
DOD	U.S. Department of Defense
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
FEIS	Final Environmental Impact Statement
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
PPM	Parts per million
RCRA	Resource Conservation and Recovery Act
SEC	U.S. Securities Exchange Commission
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, WQD/Water Quality Division; AQD/Air Quality Division; and SHWD/Solid and Hazardous Waste Division)
WEQC	Wyoming Environmental Quality Council
WGFD	Wyoming Game and Fish Department

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton
0.2642 gallons	1 litre	3.785 litres	1 gallon

Reporting Currency

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated. The Financial Statements are presented in accordance with accounting principles generally accepted in the U.S.

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

NFUR Hauber has one wholly-owned subsidiary: Hauber Project LLC, a limited liability company formed under the laws of the State of Colorado to hold our Hauber property. NFUR Hauber is the sole member and manager of Hauber Project LLC.

NFUR Bootheel has one wholly-owned subsidiary: The Bootheel Project, LLC, a limited liability company formed under the laws of the State of Colorado to hold the Bootheel property (and, formerly, the Buck Point property).  Following the resignation of the manager/majority member, Crosshair Exploration, NFUR Bootheel is now the sole member and manager of The Bootheel Project, LLC.

Currently, and at December 31, 2019, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

Ur-Energy Inc. (Canada)
Ur-Energy USA Inc. (Colorado)
Pathfinder Mines Corporation (Delaware)
Lost Creek ISR, LLC (Wyoming)
NFU Wyoming, LLC (Wyoming)
NFUR Bootheel, LLC (Colorado)
NFUR Hauber, LLC (Colorado)
The Bootheel Project, LLC (Colorado)
Hauber Project LLC (Colorado)

We are engaged in uranium mining, recovery and processing operations, in addition to the exploration and development of uranium mineral properties. Our wholly-owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”) and started production operation activities in August 2013. Our first sales of production from Lost Creek were made in December 2013.

As has been true since we commenced operations and sales, we currently have term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. We are contractually committed to sell 200,000 pounds of Uranium Oxide (“U3O8”) during 2020, at an average price of approximately $42 per pound. During 2019, we worked with our customers to establish a delivery schedule for these commitments which are scheduled for H1 2020. We have taken advantage of the low prices in recent years to enter into purchase agreements for delivery into our contractual commitments and have again in 2020 secured such purchase agreements for the 200,000 pounds of U3O8. The average cost of the purchases is $26 per pound. We have already delivered a portion of those 2020 contractual commitments (33,000 pounds). Our other 2020 deliveries are scheduled in early Q2.

Our other material asset, Shirley Basin, is one of the assets we acquired as a part of the Pathfinder transaction in 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes to complete an NI 43‑101 mineral resource estimate which was released in August 2014; subsequently, an NI 43‑101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015. In December 2015, our application for a permit to mine was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin. Our application for a source material license for Shirley Basin is proceeding through its review with the State of Wyoming Uranium Recovery Program (“URP”). We anticipate the state processes to be complete, with necessary permits and authorizations received, in 2020.  The BLM initiated its review of the Plan of Operations in 2019 and we expect that process to also be complete in 2020. Work is well underway on initial engineering evaluations, designs and studies.

We utilize in situ recovery (“ISR”) of the uranium at Lost Creek and will do so at other projects where this is possible. The ISR technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The in situ technique does not require the installation of tailings facilities or significant surface disturbance. This mining method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, sodium bicarbonate as a complexing agent, and carbon dioxide for pH control. The complexing agent bonds with the uranium to form uranyl carbonate, which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using Ion Exchange (“IX”) and captured on resin contained within the IX columns. The groundwater is re-fortified with the oxidizer and complexing agent and sent back to the wellfield to recover additional uranium. A low-volume bleed is permanently removed from the lixiviant flow. A reverse osmosis (“RO”) process is available to minimize the wastewater stream generated. Brine from the RO process, if used, and bleed are disposed of by means of injection into deep disposal wells. Each wellfield is made up of dozens of injection and production wells installed in patterns to optimize the areal sweep of fluid through the uranium deposit.

Our Lost Creek processing facility includes all circuits for the capture, concentration, drying and packaging of uranium yellowcake for delivery into sales. Our processing facility, in addition to the IX circuit, includes dual processing trains with separate elution, precipitation, filter press and drying circuits (this is in contrast to certain other uranium in situ recovery facilities which operate as a capture plant only, and rely on agreements with other producers for the finishing, drying and packaging of their yellowcake end-product). Additionally, a restoration circuit including an RO unit was installed during initial construction to complete groundwater restoration once mining is complete.

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

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO is initially being utilized as a part of our Class V recycling circuit to minimize the wastewater stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use by removing a small portion of the groundwater and disposing of it (commonly known as sweep).

Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to ensure the cleanup is complete, thus ending the mining process.

Our Lost Creek processing facility was constructed during 2012 – 2013, with production operations commencing in August 2013. Our first sales were made in December 2013. Nameplate design and NRC-licensed capacity of our Lost Creek processing plant is two million pounds per year, of which approximately one million pounds per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. Production of dried yellowcake was 50,794 pounds U3O8 and 286,358 pounds U3O8 in 2019 and 2018, respectively. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and, non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to permit us to process uranium from other of our mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project), or, alternatively to be able to contract to toll mill/process product from other in situ uranium mine sites in the region. This design would permit us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

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

Our Mineral Properties

Our current land portfolio in Wyoming includes 12 projects. Ten of these projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of more than 37,500 acres (~15,500 hectares) in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the Lost Creek Property contain NI 43‑101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North.  See Resource  Summary  below in Updated

Preliminary Economic Assessment for Lost Creek Property. Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Montana
Wyoming
POWDER
RIVER
BASIN
Sheridan
Sheridan
Cody
Big Horn
Crook
Park
Buffalo
Gillette
Sundance
90
Worland
Teton
Washakie
Uranium One
Willow Creek
Weston
Hot Springs
Newcastle
Campbell
South Dakota
Thermopolis
Johnson
Jackson
Idaho
Fremont
Sublette
Natrona
WIND RIVER BASIN
CAMECO ISR
Smith Ranch
Riverton
Niobrara
Pinedale
Lander
LUCKY MC
Casper
25
Douglas
Lusk
Granite
Mountains
SHIRLEY
BASIN
Converse
GREEN
RIVER
BASIN
RS
SHIRLEY
BASIN
Goshen
NORTH
HADSELL
LOST CREEK
PROPERTY
Lincoln
Nebraska
Wheatland
Torrington
Rio Tinto
Sweetwater
Mill
GREAT DIVIDE
BASIN
LOST SOLDIER
Kemmerer
80
Platte
Rawlins
Wamsutter
Rock Springs
Albany
Laramie
Carbon
Sweetwater
Laramie
Cheyenne
Evanston
Uinta
Utah
Colorado

Our Wyoming properties together total approximately 48,000 acres (approximately 19,425 hectares) and include two properties, Shirley Basin and Lucky Mc, obtained through our 2013 acquisition of Pathfinder Mines Corporation. That acquisition also included a significant exploration and development database compiled by Pathfinder over several decades, which provided the initial lead from which we acquired a gold exploration project in west-central Nevada (the “Excel Project”) in 2017. That project comprises 102 federal lode mining claims for a property position of approximately 2,100 acres (approximately 850 hectares). The Excel Project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts.

Operating Properties

Lost Creek Project – Great Divide Basin, Wyoming

The Lost Creek Project area was acquired in 2005, and is located in the Great Divide Basin, Wyoming. The Main Mineral Trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The permit area of the Lost Creek Project covers 4,254 acres (1,722 hectares), comprising 201 lode mining claims and one State of Wyoming mineral lease section. Regional access relies almost exclusively on existing public roads and highways. The local and regional transportation network consists of primary, secondary, local and unimproved roads. Direct access to Lost Creek is mainly on two crown-and-ditched gravel paved access roads to the processing plant. One road enters from the west from Sweetwater County Road 23N (Wamsutter-Crooks Gap Road); the other enters from the east off of U.S. Bureau of Land Management (“BLM”) Sooner Road. On a wider basis, from population centers, the Property area is served by an Interstate Highway (Interstate 80), a US Highway (US 287), Wyoming state routes (SR 220 and 73 to Bairoil), local county roads, and BLM roads. The Lost Creek Property is located as shown here:

Great Divide Basin, Wyoming, USA
LOST CREEK PROPERTY
GREAT DIVIDE BASIN, WYOMING
Montana
Sheridan
Big Horn
Crook
I-90
Park
Johnson
Campbell
Washakie
Teton
Hot Springs
Weston
Natrona
Fremont
Converse
South Dakota
Niobrara
Nebraska
Sublette
Casper
I-25
Lost Creek
Platte
Lincoln
Great Divide Basin
Goshen
Idaho
Sweetwater
Rawlins
I-80
Albany
Laramie
Carbon
Cheyenne
Uinta
Utah
Colorado
0
50
100
miles

The basic infrastructure (power, water, and transportation) necessary to support our ISR operation is located within reasonable proximity. Generally, the proximity of Lost Creek to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property. Existing regional overhead electrical service is aligned in a north-to-south direction along the western boundary of the Lost Creek Project. An overhead power line, approximately two miles in length, was constructed to bring power from the existing Pacific Power line to the Lost Creek plant. Power drops have been made to the property and distributed to the plant, offices, wellfields, and other facilities. Additional power drops will be installed as we expand the wellfield operations.

There are no royalties at the Lost Creek Project, except for the royalty on the State of Wyoming section mineral lease as provided by law. Currently, there is only limited production planned from the State lease section. There is a production royalty of one percent on certain claims of the LC East Project, and other royalties on other claims within the other adjoining projects (LC South and EN projects) as well as the other State sections on which we maintain mineral leases (LC West and EN projects).

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

All monitor ring wells in Mine Unit 2 (“MU2”) have been installed, pump-tested and approved for operational use. As of October 15, 2015, the effective date for the Lost Creek PEA, 138 pattern wells were piloted within HHs 2-1, 2-2 and 2-3. In a limited development program in 2018, the wells previously piloted were completed for use as well as construction of HHs 2-2 and 2-3.  HH 2-2 was brought into operation in August 2017, HH 2-3 started in January 2018 and HH 2-1 was brought online in May 2018. No further development work has been conducted at Lost Creek, since HH 2-1 came online.

During 2019, with production controlled at lower levels, 47,957 pounds of U3O8 were captured within the Lost Creek plant; 50,794 pounds U3O8  were packaged in drums; and 58,353 pounds U3O8  of drummed inventory were shipped from the Lost Creek processing plant to the converter. After more than six years of operations, the 2019 average plant head grade was 13 ppm.  Lower grades are typical as a mine and its wellfields mature and older operating patterns remain in the flow regime.

From production, Lost Creek sold 213,750 pounds U3O8  during calendar 2019. Overall, we sold 665,000 pounds of yellowcake into contractual commitments in 2019 at an average price of $48.50 per pound. At December 31, 2019, inventory at the conversion facility was approximately 268,803 pounds U3O8.

2016 Preliminary Economic Assessment for Lost Creek Property

In 2016, we issued an updated Preliminary Economic Assessment for the Lost Creek Property Sweetwater County Wyoming, as amended (February 8, 2016 (TREC, Inc.)) (the “Lost Creek PEA”). The Lost Creek PEA was prepared for the Company and its subsidiary, Lost Creek ISR, LLC, by Douglass H. Graves, P.E., TREC, Inc. (“TREC”) and James A. Bonner, P.Geo., in accordance with NI 43-101.

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

We published the 2015 Technical Report for the Lost Creek Property to report increased resources for its operating MU1 and from exploration drilling conducted early in 2015. In order to reconcile higher-than-expected uranium recoveries from production operations in this mine unit, various analyses were conducted. These analyses, including detailed remapping of mineralized trends within ten sand horizons and interpretation of data from an additional 85 closely-spaced wells and core-holes, resulted in the re-estimation of the mineral resources and the conclusion that it was most appropriate to lower the grade-thickness (“GT”) cut-offs from 0.30 to 0.20 within our GT contouring resource estimation technique. Employing these revised guidelines, resources for MU1 were re-mapped and re-evaluated, increasing the MU1 Measured Resources by 55% (after subtraction of MU1 production). Through the monitoring of continued production from MU1, the authors believe the 0.20 GT cutoff better represents the uranium resources for the Lost Creek Property and is supported by the economic analysis included in the PEA as well as the actual production achieved at the property to the cut-off date of the PEA. Accordingly, for the Lost Creek PEA, all resource estimations for Lost Creek Property have used the new 0.20 GT cutoff, again, following re-mapping and re-evaluation. Between the 2015 Technical Report and the Lost Creek PEA’s publication, our activities resulted in a cumulative increase of mineral resources at the Lost Creek Property of 31% in the Measured and Indicated categories and 28% in the Inferred category as was then reported in the Lost Creek PEA.

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

The Lost Creek PEA mineral resource estimate includes drill data and analyses of approximately 3,200 historic and current holes and over 1.8 million feet of drilling at the Lost Creek Project alone. With the acquisition of the Lost Creek Project, we acquired logs and analyses from 569 historic holes representing 366,268 feet of data. Since our acquisition of the project, and until the October 15, 2015 drill data cut-off for the PEA, 2,629 holes and wells were drilled, including the construction and development drilling during 2013-2015 for MU1 and initial work in MU2 at Lost Creek. Additionally, drilling from the other five projects at the Lost Creek Property, both historic and our drill programs, is included in the mineral resource estimate. Collectively, this represents an additional 2,387 drill holes (1,306,331 feet).

The Lost Creek PEA is the first technical report prepared since production operations began at Lost Creek which includes an updated preliminary economic assessment. It reflects the reported production from August 3, 2013 to September 30, 2015 and subtracts that amount (1,358,407 pounds) when summing the Measured Resources. Since September 30, 2015, and up through December 31, 2019, another 1,365,203 pounds have been produced. Total production from MU1 and MU2, through December 31, 2019, equaled 2,723,604 pounds and the remaining Lost Creek PEA resources following that production are detailed below:

12/31/19 Reconciliation of Lost Creek Property Resource Estimate	MEASURED			INDICATED			INFERRED
PROJECT	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.048	8,339	7,937	0.046	3,831	3,491	0.046	3,116	2,844
Production through 12/31/19	(0.048)	(2,834)	(2,724)
Lost Creek Subtotal at 12/31/19	0.048	5,505	5,213	0.046	3,831	3,491	0.046	3,116	2,844

LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	-----	-----	-----	-----	-----	-----	0.045	645	581
LC SOUTH	-----	-----	-----	0.037	220	165	0.039	637	496
LC WEST	-----	-----	-----	-----	-----	-----	0.109	16	34
EN	-----	-----	-----	-----	-----	-----	-----	-----	-----
Grand Total at 12/31/19	0.048	6,897	6,662	0.044	5,943	5,223	0.044	7,368	6,440

	MEASURED + INDICATED =			0.046	12,840	11,885

Since the date of the PEA, no additional exploration drilling has been conducted on the Lost Creek Property.  As expected, development drilling for the initial MU2 construction at Lost Creek in 2017 did not result in the identification of significant additional mineral resources and no additional drilling has been conducted since that time. Absent a significant change in the uranium markets to warrant further development, no additional exploration or development drilling is planned at the Lost Creek Property for 2020. If a ramp-up in production operations is warranted, development and construction will be a priority, with exploration activities to follow when appropriate.

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

The State of Wyoming has developed a “core-area strategy” to help protect the greater sage-grouse species within certain core areas of the state. The Lost Creek property is within a designated core area and is thus subject to work activity restrictions from March 1 to July 15 of each year. The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage-grouse. The sage-grouse timing restrictions relevant to ISR production and operational activities at the Lost Creek Project are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. Therefore, there are no timing restrictions on operational activities in pre-approved disturbed areas within our permit to mine.

Meanwhile, in related regulatory processes, in September 2015, the BLM prepared and issued environmental impact statements for and issued amendments to eleven Resource Management Plans (“RMPs”), related to the greater sage-grouse. Included in these RMPs were proposals to designate millions of acres of federal lands currently open for mineral location as lands to be withdrawn from such mineral status. In 2017, the BLM cancelled the withdrawal proposal.

Additional authorizations from federal, state and local agencies for the Lost Creek project include: WDEQ-Air Quality Division Air Quality Permit and WDEQ-Water Quality Division Class I Underground Injection Control (“UIC”) Permit. Following the plugging of one of our deep disposal wells in 2019, the  UIC permit allows Lost Creek to operate up to four Class I injection wells to meet the anticipated disposal requirements for the life of the Lost Creek Project. The Environmental Protection Agency (“EPA”) issued an aquifer exemption for the Lost Creek project. The WDEQ’s separate approval of the aquifer reclassification is a part of the WDEQ Permit. We also received approval from the EPA and the Wyoming State Engineer’s Office for the construction and operation of two holding ponds at Lost Creek.

In 2014, two applications for amendments to the primary authorizations to mine at Lost Creek were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of the LC East Project. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC is participating in this review as a cooperating agency. The BLM published a Final Environmental Impact Statement (“FEIS”) on the amendment application in January 2019, and, in February 2019, a related Record of Decision authorizing the plan.  A permit amendment requesting approval to mine at the LC East Project was also submitted to the WDEQ. Approval will include an aquifer exemption. The air quality permit for Lost Creek will be revised to account for additional surface disturbance. An application will be submitted to Sweetwater County to re-zone the land at LC East. A subsequent Development Plan will also have to be submitted for review and approval. Numerous well permits from the State Engineer’s Office will be required. It is anticipated that remaining permits and authorizations will be completed in 2020. See also Lost Creek Regulatory Proceedings, in Management Discussion and Analysis, below.

During 2016, we received all authorizations for the operation of Underground Injection Control (UIC) Class V wells at Lost Creek, and operation of the circuit began in early 2017. This allows for the onsite reinjection of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators use the RO circuits, which were installed during initial construction of the plant, to treat process wastewater into brine and permeate streams. The brine stream continues to be disposed of in the UIC Class I deep wells while the clean, permeate stream is injected into the UIC Class V wells after treatment for radium. These operational procedures continue to significantly enhance wastewater capacity at the site, ultimately reducing the injection requirements of our Class I deep disposal wells and extending the life of those valuable assets.

In September 2018, Wyoming became the 38th state to assume responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, will oversee the licensing process for source material licenses as well as the operations of licensees in Wyoming. We believe the change will streamline the process of licensing, should offer greater consistency in authorizations, and may result in reduced costs in the licensing phase,  which we estimate may be as much as $2 million per project.

Through certain of our subsidiaries, we control the federal unpatented lode mining claims and State of Wyoming mineral leases which make up the Lost Creek Property. Title to the mining claims is subject to rights of pedis possessio against all third-party claimants as long as the claims are maintained. The mining claims do not have an expiration date. Affidavits have been timely filed with the BLM and recorded with the Sweetwater County Recorder attesting to the payment for the Lost Creek Property mining claims of annual maintenance fees to the BLM as established by law from time to time. The state leases have a ten-year term, subject to renewal for successive ten-year terms.

The surface of all the mining claims is controlled by the BLM, and we have the right to use as much of the surface as is necessary for exploration and mining of the claims, subject to compliance with all federal, state and local laws and regulations. Surface use on BLM lands is administered under federal regulations.  Similarly, access to state-controlled land is largely inherent within a State of Wyoming mineral lease. The state lease at the Lost Creek Project requires a nominal surface impact fee to be paid. The other state mineral leases currently do not have surface impact payment obligations.

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

The EN Project (approximately 5,500 acres (~ 2,200 hectares)) is adjacent to and east of LC South. We have over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. Although no mineral resource is yet reported due to the limited nature of the data, we may in the future explore this area further with wide-spaced framework drilling to assess regional alteration and stratigraphic relationships. In an effort to contain costs, in recent years we have reduced the number of federal mining claims and state mineral leases held at the EN project.

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

Texasgulf acquired the western half of what is now the Lost Creek Project in 1976 through a joint venture with Climax and identified what is now referred to as the Main Mineral Trend (MMT).  In 1978, Texasgulf optioned into a 50% interest in the adjoining Conoco ground to the east and continued drilling, fully identifying the MMT eastward to the current Project boundary; Texasgulf drilled approximately 412 exploration holes within what is now the Lost Creek Project. During this period Minerals Exploration Company (a subsidiary of Union Oil Company of California) drilled approximately eight exploration holes in what is currently the western portion of the Lost Creek Project. Texasgulf dropped the project in 1983 due to declining market conditions. The ground was subsequently picked up by Cherokee Exploration, Inc. which conducted no field activities.

In 1987, Power Nuclear Corporation (also known as PNC Exploration) acquired 100% interest in the project from Cherokee Exploration, Inc. PNC Exploration conducted a limited exploration program and geologic investigation, as well as an evaluation of previous in situ leach testing by Texasgulf. PNC Exploration drilled a total of 36 holes within the current Project area.

In 2000, New Frontiers Uranium, LLC acquired the property and database from PNC Exploration, but conducted no drilling or geologic studies. New Frontiers Uranium, LLC later transferred the Lost Creek Project-area property along with its other Wyoming properties to its successor NFU Wyoming, LLC. In June 2005, Ur‑Energy USA purchased 100% ownership of NFU Wyoming, LLC.

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

Both Lucky Mc and Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. We assumed the remaining reclamation responsibilities, including financial surety for reclamation, at Shirley Basin and at the Lucky Mc mine site. The Lucky Mc tailings site was fully reclaimed and, at the time of our acquisition, was in the process of being transferred to the U.S. Department of Energy. Therefore, we assumed no obligations with respect to the Lucky Mc tailings site, which were retained by the seller upon closing, or the NRC license at the site.

Together with property holdings of patented lands, unpatented mining claims, and State of Wyoming and private leases totalling more than 5,500 acres (nearly 3,700 acres at Shirley Basin (approximately 1,500 hectares); approximately 1,800 at Lucky Mc (approximately 750 hectares)), we also acquired all historic geologic, engineering and operational data related to the two mine areas. As with the Lost Creek mining claims, title to the mining claims at Shirley Basin and Luck Mc is subject to rights of pedis possessio against all third-party claimants as long as the claims are maintained. The mining claims do not have an expiration date. Affidavits have been timely filed with the BLM and recorded with the Carbon and Fremont County Recorders attesting to the payment for the mining claims of annual maintenance fees to the BLM as established by law from time to time. The surface of all the mining claims is controlled by the BLM, and we have the right to use as much of the surface as is necessary for exploration and mining of the claims, subject to compliance with all federal, state and local laws and regulations. Surface use on BLM lands is administered under federal regulations.

Our project at Shirley Basin (the “Shirley Basin Project”) is located in Carbon County, Wyoming, approximately 40 miles south of Casper, Wyoming. The project is accessed by travelling west from Casper, on Highway 220. After travelling 18 miles, turn south on Highway 487 and travel an additional 35 miles; the entrance to Shirley Basin Mine is to the east.

In addition to the two projects and related data, we acquired an extensive U.S. exploration and development database estimated to comprise hundreds of project descriptions in more than 20 states, including thousands of drill logs and geologic reports. Our geology team continues with its evaluation of this database, assessing opportunities for monetizing this additional asset.

Under the terms of our acquisition of Pathfinder from AREVA in 2013, we were obligated to pay a five percent production royalty on production at the Shirley Basin Project under certain market conditions, if such conditions were triggered prior to June 30, 2016.  The royalty terminated because the market conditions had not been timely triggered.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the U.S. that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines. We assumed the operation of the byproduct disposal site in 2013, and have accepted deliveries since then under several existing contracts.

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

Shirley Basin History and Geology

The Shirley Basin property lies in the northern half of the historic Shirley Basin uranium mining district (the “District”), which is the second most prolific uranium mining district in Wyoming. Earliest discoveries were made in 1954 by Teton Exploration. This was followed by an extensive claim staking and drilling rush by several companies in 1957.  Several important discoveries were made and the first mining was started in 1959 by Utah Construction Corp. (predecessor to Pathfinder). Underground mining methods were initially employed but encountered severe groundwater removal problems, so in 1961 Utah Construction switched to solution mining methods. This was the first commercially successful application of in situ solution mining recovery (ISR) for uranium in the U.S. In 1968 market and production needs caused Utah Construction to move to open-pit mining and a conventional mill.  All production within the district since that time has been by open-pit methods.

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

Resources which we are currently targeting for ISR production represent unmined extensions of mineral trends addressed in past open-pit mines. These extensions had been targeted for mining but were not developed prior to the shut-down of the mining operations in 1992.

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

The Bootheel Project, LLC and The Bootheel Project – Shirley Basin, Wyoming

The Bootheel Project, LLC venture was formed in 2007 with Crosshair Exploration who was the “earn in” venture member, and operating manager. Crosshair tendered its resignation as both the manager and a member in Q1 2019. For several years the project was maintained at nominal levels due to the depressed uranium markets, with a focus on only maintenance of the lands in the venture and general overhead (e.g., insurance). Through those years, the land holdings were reduced several times and, in 2016, we examined the valuation of the investment and determined that as a standalone investment, it had an insignificant value and was therefore fully impaired resulting in a loss on investment of $1.1 million. Following the Crosshair resignation and, as a part of our Company-wide review of land holdings in 2019, the decision was made to not maintain the remaining federal mining claims and one remaining State lease.

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

Unlike other commodities, uranium does not trade on an open market.  Contracts are negotiated privately by buyers and sellers. Our existing long-term agreements are described in Item 1, Business and Properties, above and in Item 7, Management’s Discussion and Analysis, below. Uranium prices are published by two of the leading industry-recognized independent market consultants, UxC, LLC and TradeTech, LLC, who publish on their respective websites.  The following information reflects an average of the per pound prices published by these two consulting groups for the timeframe indicated:

December 31 of [year]	2014	2015	2016	2017	2018	2019
Spot price (US$)	$ 35.50	$ 34.23	$ 20.25	$ 23.75	$ 27.75	$ 24.93
LT price (US$)	$ 49.50	$ 44.00	$ 30.00	$ 31.00	$ 32.00	$ 32.50

End of [month]	31-Aug-19	30-Sep-19	31-Oct-19	30-Nov-19	31-Dec-19	31-Jan-20	24-Feb-20
Spot price (US$)	$ 25.30	$ 25.68	$ 24.25	$ 26.05	$ 24.93	$ 24.63	$ 24.80
LT price (US$)	$ 31.00	$ 31.50	$ 31.50	$ 32.50	$ 32.50	$ 32.50	$ 32.50

The Long-Term price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 24 months), and quantity flexibility (up to ±10%) considerations.

Government Regulations

As set forth above, our operations at Lost Creek and our other projects in Wyoming where exploration, development and operations are taking place, are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws govern exploration, development, production, exports, various taxes, labor standards, occupational health and safety including radiation safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Compliance with these laws and regulations may impose substantial costs on us and subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Minerals exploration and development activities, as well as our uranium recovery operations, are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Minerals extraction operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. The posting of a performance bond and the costs associated with our permitting and licensing activities requires a substantial budget and ongoing cash commitments. In addition to pursuing ongoing permitting and licensure for new projects and additions to our existing Lost Creek Project, these expenditures include ongoing monitoring (e.g., wildlife, groundwater and effluent monitoring) and other activities to ensure compliance with law and our permits and licenses. We may be required to increase these costs and compliance activities in the future, which might further affect our ability to expand or maintain our operations.

Environmental Regulations

As set forth above, our mineral projects are the subject of extensive environmental regulation at federal, state and local levels. Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation and regulations regarding radiation safety, emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, the law requires well and facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities.

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

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the SDWA allows for the UIC permits issued by states to satisfy the UIC permit required under the SDWA under two conditions. First, the state's program must have been granted primacy, as is the case in Wyoming. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site. From time to time, EPA has promulgated rulemaking processes to expand and/or clarify its jurisdiction and the rules under which the UIC and other programs operate; while no such rulemaking is currently in process, there may be additional such rulemakings at any time.

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

Most recently, in December 2017, the EPA declined to make final its rulemaking to amend current standards of financial responsibility under Section 108(b) of CERCLA, which requires that classes of facilities establish and maintain evidence of financial responsibility consistent with the degree and duration of risk associated with the production, transportation, treatment, storage, or disposal of hazardous substances. As it had been proposed, the rulemaking would have significantly increased the cost of bonding and reclaiming our mineral projects. Litigation against the EPA challenging the outcome and withdrawal of the rulemaking was concluded with a finding that the EPA was permitted to withdraw the rulemaking. There may be additional legislation or rulemaking related to CERCLA (financial responsibility or other provisions) at any time.

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

Employees

At December 31, 2019, Ur-Energy USA employed 13 full-time people, in its Littleton, Colorado office (7), Wyoming offices (5) and in Arizona (1). At that date, Lost Creek ISR, LLC employed 17 people at the Lost Creek Project near Wamsutter, Wyoming. None of our other subsidiaries had employees in 2019.  Ur-Energy Inc. had no employees during 2019.

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

Risks Related to Our Business

Largely unrestricted imports challenge the U.S. domestic industry.

Higher than normal inventories and the production levels and costs of production in and for countries such as Russia, Kazakhstan and Uzbekistan have had a substantial impact on the U.S. uranium production industry over the past several years. More recently, China has aggressively expanded its role in the global uranium mining markets and in the rest of the nuclear fuel cycle. If the imports from government-subsidized production sites remain unchecked on a continuing basis, there could be a significant continuing negative impact to the uranium market which could adversely impact the Company’s future profitability. In 2018, with a co-petitioner, we jointly filed a petition for relief with the U.S. Department of Commerce (DOC) under Section 232 of the Trade Expansion Act of 1962 from imports of uranium products that threaten U.S. national security. The petition sought a modest quota which, in effect, would have reserved twenty-five percent of the U.S. market for domestic uranium. Following the statutorily-mandated investigation and report by the DOC, the President took no direct action on the requested relief; instead, he mandated the establishment of the U.S. Nuclear Fuel Working Group

(“Working Group”) to conduct a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain and, specifically, to develop recommendations for reviving and expanding domestic uranium production.

At this time, we understand that the report from the Working Group is complete, and that it may make a series of recommendations which would support the uranium production industry, but at this time there has been no action taken. The recent announcement of a federal budget item for the establishment of a national uranium reserve is understood to be one of the recommendations from the Working Group. There can be no certainty of the outcome of the study and recommendations of the Working Group, or actions which may be taken by the President, including the plan for a national uranium reserve, and therefore the outcome of this process and its effects on the U.S. uranium market is uncertain. Moreover, the Company’s efforts seeking relief in the industry may have unintended consequences that may affect our business relationships with industry and consumers of uranium. These consequences, together with the costs of continuing to pursue relief, may have adverse impacts on us. It should be noted, as well, that without regard to the outcome of the Working Group report and recommendations, the Russian Suspension Agreement (RSA) currently expires December 31, 2020. Since 1992, the RSA has limited imports of uranium products from Russia to 20% of U.S. consumption. While there has been some effort to negotiate an extension of the RSA or a new agreement on the importation of uranium products from Russia, at this time there is no mechanism in place to contain the level of imports from Russia following the expiration of the RSA. If, after the expiration of the RSA, there is no control over Russian imports and other imports owned by Russian concerns (e.g., nearly 50% of Kazakh production is Russian-owned), the uncontrolled importation of state-sponsored uranium products will have a continuing negative impact on U.S. uranium producers, including our Company.

Our term sales contracts for our production are expiring, and we may be unable to enter into new term sales contracts on suitable terms and conditions.

Our term sales contracts, which have historically resulted in uranium sales at prices in excess of spot prices, have fixed delivery terms. Most of our contracts have delivery terms that have been completed, with no renewal or future deliveries planned. We are contractually committed to sell 200,000 pounds in 2020 (33,000 pounds of which has already been delivered), and 25,000 pounds in 2021. In each case, the sales price of these contracts exceeds current spot prices. If market conditions do not improve, and the U.S. utilities do not move away from near-total reliance on imported product from Russia, Kazakhstan and other state-supported operations, we do not expect to continue to execute sales agreements at favorable prices with U.S. utilities in the near future. The failure to enter into new term sales contracts on suitable terms, could adversely impact our operations and mining activity decisions, and resulting cash flows and income.

The uranium market is volatile and has limited customers. Our property interests and our projects are subject to volatility in the price of uranium.

The price of uranium is volatile may experience significant price movements over short periods of time. Factors beyond our control affect the market, including demand for nuclear power; changes in public acceptance of nuclear power generation, including the continuing effects on the market due to the events following the March 2011 earthquake and tsunami in Japan; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; changes in governmental regulations; expectations of inflation; currency exchange fluctuations; interest rates; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved production methods; the future viability and acceptance of small modular reactors or micro-reactors and the related fuel requirements for this new technology; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste. Any future accidents or terrorism at nuclear facilities are likely to also impact the conditions of uranium mining and the use and acceptance of nuclear energy. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties, cannot accurately be predicted.

Mining operations involve a high degree of risk.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where production activities commenced in the second half of 2013. Our operations at the Lost Creek site, which is a remote site in south-central Wyoming, and at other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during winter weather conditions. Additionally, these operations are subject to all the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, such as water management and treatment, including wastewater disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and availability of parts, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, and natural disaster (e.g., fire, tornado), any of which could result in damage to, or destruction of, production facilities, damage to life or property, environmental damage and possible legal liability. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities expensive, and which may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation are evolving in a manner which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Various rulemakings and other regulatory actions related to the protection of the greater sage-grouse, for example, are ongoing. EPA rulemakings which may have an impact on ISR projects continue to occur from time to time and are likely to recur in future administrations. Proposed CERCLA regulations, which would have significantly increased financial obligations and surety bonding and might have had a commensurate impact on ISR projects, were not finalized. Although that administrative decision was affirmed by the courts, following a  legal challenge, similar rulemakings may recur. These are not the only laws and regulations which would result in restrictive changes. Moreover, compliance with environmental quality requirements and reclamation laws imposed by federal, state and local authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties, and mining and energy production activities have occurred on or near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential for liability may exist under federal or state remediation statutes.

The uranium mining industry is capital intensive, and we may be unable to raise necessary additional funding.

Additional funds will be required to fund working capital or to fund exploration and development activities at our properties including Lost Creek and the adjoining projects at the Lost Creek Property, as well as the development of our Shirley Basin project. Potential sources of future funds available to us, in addition to the sales proceeds from Lost Creek production and current inventory, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets. There is no assurance that such funding will be available to us to continue development or future exploration. Furthermore, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. In addition, any future equity financings may result in substantial dilution for our existing shareholders.

Our mineral resource estimates may not be reliable; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves; and we need to develop additional resources to sustain ongoing operations.

Our properties do not contain mineral reserves as defined under Canadian National Instrument 43-101 or SEC Industry Guide 7. See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only. We have established the existence of uranium resources for certain uranium projects, including at the Lost Creek Property. We have not established proven or probable reserves, as defined by Canadian securities regulators or the SEC under Industry Guide 7, through the completion of a feasibility study, for any of our uranium projects, including the Lost Creek Property. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan to utilize ISR mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that we commenced recovery of U3O8  at the Lost Creek Project in 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that the recovery of mineral resources, or even estimated mineral reserves, will be realized. In general, estimates of mineral resources are based upon several factors and assumptions made as of the date on which the estimates were determined, including:

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

All estimates are, to some degree, uncertain; with in situ recovery, this is due in part to limited sampling information collected prior to mining. For these reasons, estimates of the recoverable mineral resources prepared by different professionals or by the same professionals at different times, may vary substantially. As such, there is significant uncertainty in any mineral resource estimate and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

Also, because we are now in operation and are depleting our known resource at Lost Creek, we must be able to continue to conduct exploration and develop additional mineral resources. While there remain large areas of our Lost Creek Property which require additional exploration, we will need to continue to explore all areas of the Lost Creek Property and our other mineral properties in Wyoming, or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but such estimates may not be correct.

Production, capital and operating cost estimates may be inaccurate.

We prepare estimates of annual and future production, the attendant production and operational costs and required working capital for such levels of production, but there is no assurance that we will achieve those estimates. These types of estimates are inherently uncertain and may change materially over time. Operational cost estimates are affected by changes in production levels and may be affected by a need to utilize a greater level of contractor services if required staffing is unavailable or cannot timely be hired and trained. Availability and consistent pricing of materials necessary in the installation of wells, surface production equipment, associated infrastructure, chemicals for processing and, expendable materials related to operations can be variable depending on economic conditions locally and worldwide and may force changes in operations and timing of resource production. In addition, we rely on certain contractors related to the installation of wells and technical services associated with that installation. Their availability or cost of service can change depending on other local market conditions and may therefore affect the installation and production rates of mining.

If we are unable to service our debt, we could lose the assets securing our indebtedness. Restrictive covenants in agreements governing our indebtedness may restrict our ability to pursue our business strategies.

Our State Bond Loan, under which we originally received approximately $34 million in debt financing, and currently owe approximately $12.4 million in principal, includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness (which include our Lost Creek Project and related assets). Our ability to make scheduled payments and satisfy other covenants in the State Bond Loan depends on our financial condition and operating performance, which are subject to prevailing economic, competitive, legislative and regulatory conditions beyond our control. We may be unable to generate a level of cash flow from operating activities sufficient to permit us to pay the principal, interest and other fees on our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and the enforcement by the lender against the assets securing our indebtedness. The secured collateral for the State Bond Loan includes the Lost Creek Project and other related assets. These are key assets on which our business is substantially dependent and, as such, the enforcement against any one or all these assets would have a material adverse effect on our operations and financial condition.

Our mining operations are subject to numerous environmental laws, regulations and permitting requirements and bonding requirements that can delay production and adversely affect operating and development costs.

Our business is subject to extensive federal, state and local laws governing all stages of exploration, development and operations at our mineral properties, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, endangered species protections, and other matters. Exploration, development and production operations are also subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, and particularly standards with respect to uranium recovery, to monitor the discharge of wastewater and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation. Many of these laws and regulations have tended to become more stringent over time. Any change in such laws could have a material adverse effect on our financial condition, cash flow or results of operations. There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. Further, there is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted.

Our operations require licenses and permits from various governmental authorities. We believe we hold all necessary licenses and permits to carry on the activities which we are currently conducting or propose to conduct under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities (or amendments to expand or alter existing operations), including constructing mines, milling or processing facilities and commencing or continuing exploration or mining activities or operations at any of our properties. In addition, if we proceed to production on any other property or new geologic horizon, we must obtain and comply with permits and licenses which will contain specific operating conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any and all such conditions.

The uranium industry is highly competitive and is competitive with other energy sources.

The national and international uranium industry is highly competitive. Our activities are directed toward the exploration for, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures to be made by us will result in discoveries of commercial quantities of uranium production. There is aggressive competition within the mining industry for the discovery, acquisition and development of properties considered to have commercial potential. We compete with other interests, many of which have greater financial resources than we have, for the opportunity to participate in promising projects. Similarly, we market our product in competition with supplies from a very limited number of competitors, most of whom currently are state-sponsored operations producing at lower, subsidized costs.

Nuclear energy competes with other sources of energy, including natural gas, oil, coal, hydroelectricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, particularly in the long term. Lower prices of natural gas, oil, coal and hydro electricity may result in lower demand for uranium concentrate and uranium conversion services. Technical advances in and government support for renewable energy sources could make these forms of energy more viable and have a greater impact on nuclear fuel demands. Further, the growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power, whether through increased regulation or otherwise.

Requirements for our products and services may be affected by technological changes in nuclear reactors, enrichment, and used uranium fuel reprocessing. These technological changes could reduce, or increase, the demand for uranium. The cost competitiveness of our operations may be impacted through development of new uranium recovery and processing technologies. As a result, our competitors may adopt technological advancements that provide them an advantage over our operational and production costs.

We depend on the services of our management, key personnel, contractors and service providers.

Shareholders will be relying on the good faith, experience and judgment of our management and advisors providing for the effective management of the business and our operations and in selecting and developing future opportunities. We may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel, the timely availability of which cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees and the remote locations for which employees are needed. As well, the skilled professionals with expertise in geologic, engineering and process aspects of in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few such professionals with both expertise and experience. The sustained downturn of the uranium production industry in the past several years makes these challenges even more pronounced. We will need to hire additional employees if and as we ramp-up Lost Creek operations and as we develop the Shirley Basin Project. We will continue to be dependent on a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

Lack of acceptance of or outright opposition to nuclear energy could impede our business.

Our future business prospects are tied to the electrical utility industry in the U.S. and worldwide. Deregulation of the utility industry, particularly in the U.S. and Europe, is expected to affect the market for nuclear and other fuels for years to come and may result in a wide range of outcomes including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of the nuclear technology as a means of generating electricity.  Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry. Following the events of March 2011 in Fukushima Japan, worldwide reaction called into question the public’s confidence in nuclear energy and technology, the effects of which are still apparent in many countries. Additionally, media coverage about uranium production and nuclear energy may be inaccurate or non-objective and further negatively impact public perception of our industry.

Our property title and rights may be uncertain and could be challenged.

Although we have obtained title opinions with respect to certain of our properties, there is no guarantee that title to any of our properties will not be challenged or impugned. Third parties may have valid claims underlying portions of our interests. Our mineral properties in the U.S. consist of leases covering state lands, unpatented mining claims and patented mining claims. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals. We are allowed to use the surface of the public lands solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S.  or to rival private claimants due to failure to comply with statutory requirements. Certain of the changes which have been proposed in recent years to amend or replace the General Mining Law of 1872, as amended, could also have an impact on the rights we currently have in our patented and unpatented mining claims. Similarly, we believe that we have necessary rights to surface use and access in areas for which we have mineral rights other than pursuant to a federal unpatented mining claim. Those rights may also be challenged, resulting in delay or additional cost to assert and confirm our rights. We have taken or will take appropriate curative measures to ensure proper title to our mineral properties and rights in surface use or access, where necessary and where possible.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

Members of the U.S. Congress have repeatedly introduced bills which would materially amend or replace the provisions of the Mining Law of 1872, as amended, including certain such bills proposed in 2019. Such bills have proposed, among other things, to (i) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (ii) impose a federal royalty on production from unpatented mining claims; (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life; (iv) convert in part or in whole the existing land holdings program, requiring unpatented mining claims to be taken to lease in a new program under certain circumstances and imposing other circumstances in which the unpatented mining claim would have to be abandoned; (v) limit the mineral property holdings of any single person or company under various stages from prospecting through operations; (vi) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vii) allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. mining laws; (viii) eliminate or greatly limit the right to a mineral patent; and (ix) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.

If enacted, such legislation could, among other effects, change the cost of holding unpatented mining claims or leases or the duration for which the claims or leases could be held without development, and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development and the economics of existing operating mines. Passage of such legislation could adversely affect our financial performance, including that proposals imposing a royalty or otherwise impacting holding and operational costs of mining claims, if passed, could render mineral projects uneconomic.

Additionally, as noted in other risk factors, there are ongoing withdrawals of federal lands for the purposes of mineral location and development. While certain of these proposals have been withdrawn, and others are not final and, as yet, none directly affects at this time the areas of Wyoming and Nevada in which we currently have land holdings, they could have an adverse effect on our financial performance if they are broadened in scope to directly affect the areas in which we have properties. The reasons for withdrawals area also being broadened in certain recent legislative proposals.

The results of exploration and ultimate production are highly uncertain.

The exploration for, and development of, mineral deposits involves significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish mineral resources or reserves, to develop metallurgical processes and to construct mining and processing facilities at a site. It is impossible to ensure that our current exploration and development programs will result in profitable commercial operations; this is true for our gold project as well as our uranium mineral properties.

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

We currently carry insurance coverage for general liability, property and casualty, directors’ and officers’ liability and other matters. We intend to carry insurance to protect against certain risks in such amounts as we consider adequate. Certain insurances may be cost prohibitive to maintain, and even if we carried all such insurances, the nature of the risks we face in our exploration and uranium production operations is such that liabilities could exceed policy limits in any insurance policy or could be excluded from coverage under an insurance policy. The potential costs that could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our business and financial position. We cannot assure that even our current coverages will continue to be available at acceptable cost or that coverage limits will remain at current levels, any of which could result in adverse effects upon our business and financial condition. Additionally, we utilize a bonding surety program for our regulatory, reclamation and restoration obligations at Lost Creek and the Pathfinder Mines sites. Availability of and terms for such surety arrangements may change in the future, resulting in adverse effects to our financial condition.

We are subject to risks associated with governmental or regulatory investigations or challenges, litigation and other legal proceedings.

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation or other proceedings. Additionally, it is not unlikely that we may find ourselves involved directly or indirectly in legal proceedings, in the form of governmental or regulatory investigations, administrative proceedings or litigation, arising from challenges to regulatory actions as described elsewhere in this annual report. In early 2019, for example, we received a request from a Congressional committee seeking documents related to our trade action as a part of an investigation of the current administration’s actions regarding uranium. We provided a written response to the committee. Nothing further has been sought. Even this sort of proceeding may have unexpected consequences, including the costs of responding to further requests or any further actions by the committee. Such investigations, administrative proceedings and litigation related to regulatory matters may delay or halt exploration or development of our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, ability to operate, results of operations or our property development.

Acquisitions and integration may disrupt our business, and we may not obtain full anticipated value of certain acquisitions due to the condition of the markets.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisition would be accompanied by risks. For example, there may be a significant change in commodity prices after we have committed to complete the transaction and established the purchase price or share exchange ratio; a material ore body may prove to be below expectations; we may have difficulty integrating and assimilating the operations and personnel of an acquired company, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

We have not paid dividends on our Common Shares since incorporation and do not anticipate doing so in the foreseeable future. Payments of any dividends will be at the discretion of our Board after considering many factors, including our financial condition and current and anticipated cash needs.

Failure to meet the listing maintenance criteria of the NYSE American may result in the delisting of our Common Shares, which could result in lower trading volumes and liquidity, lower prices of our Common Shares and make it more difficult for us to raise capital.

Our Common Shares are listed on the NYSE American and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum amount of shareholder equity. The market price of our Common Shares has been and may continue to be subject to significant fluctuation. If we are unable to comply with the NYSE American continued listing requirements, including its trading price requirements, our Common Shares may be suspended from trading on and/or delisted from the NYSE American. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. The delisting of our Common Shares from the NYSE American may materially impair our shareholders’ ability to buy and sell our Common Shares and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Shares. In addition, the delisting of our Common Shares could significantly impair our ability to raise capital. Further, if our Common Shares were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our Common Shares and an investor may find it more difficult to acquire or dispose of our Common Shares on the secondary market.

U.S. Federal Income Tax Consequences to U.S. Shareholders under the Passive Foreign Investment Company Rules

Investors in the Common Shares of Ur-Energy that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2019 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our Common Shares. Gain realized upon a disposition of our Common Shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges. Additional special adverse rules also apply to U.S. shareholders who own our Common Shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of February 26,  2020,  160,478,059 Common Shares are issued and outstanding and no preferred shares are issued and outstanding.  We estimate that we have approximately 5,500 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2019. Directors, officers, employees, and consultants are eligible to participate in the Option Plan. Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2) (C$)	Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights) (3)
Equity compensation plans approved by securityholders (1)	12,232,511	$ 0.64	3,291,262
Equity compensation plans not approved by security-holders	-	-	-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 11,076,583 outstanding stock options under the Ur‑Energy Inc. Amended and Restated Stock Option Plan 2005.
(3)

Represents 2,810,412 Common Shares remaining available for issuance under the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005 and 480,850 Common Shares available under the Ur-Energy Amended Restricted Share Unit Plan.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2019 and 2018, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2019.

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

The following graph illustrates the period from December 31, 2014 to December 31, 2019 and reflects the cumulative shareholder return of an investment in our Common Shares compared to the cumulative return of an investment in (a) the Russell 3000 Index, (b) the NYSE American Composite Index, and (c) the average of a peer group consisting of Denison Mines Corp., Uranium Energy Corp., Energy Fuels, Inc. and Westwater

Resources, Inc. since December 31, 2014, assuming that $100 was invested and, where applicable, includes the reinvestment of dividends.

	2014	2015	2016	2017	2018	2019
Ur-Energy Inc.	100	82	66	83	82	72
Peer Average	100	39	45	44	32	23
Russell 3000	100	99	109	129	120	154
NYSE American Index	100	176	189	217	187	208

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from our audited consolidated financial statements for the years ended December 31, 2019,  2018,  2017, 2016 and 2015, and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). Reference should also be made to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Financial Condition

(Amounts in thousands of U.S. Dollars except per share data)

	As of December 31
	2019	2018	2017	2016	2015
Working capital (deficiency)	6,376	1,608	1,283	(1,706)	(7,510)
Current assets	8,659	9,090	9,168	6,506	5,713
Total assets	90,390	100,363	88,364	89,940	95,757
Current liabilities	2,283	7,482	7,885	8,212	13,223
Long-term liabilities	43,774	41,034	41,698	45,496	50,033
Shareholders' equity	44,333	51,847	38,781	36,232	32,501

	Year ended December 31
	2019	2018	2017	2016	2015
Revenue	32,255	23,496	38,368	27,305	41,877
Net income (loss) for the year	(8,418)	4,534	76	(3,010)	(795)

Income (loss) per common share: Basic	(0.05)	0.03	-	(0.02)	(0.01)
Diluted	(0.05)	0.03	-	(0.02)	(0.01)

Cash dividends per common share	Nil	Nil	Nil	Nil	Nil

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

Industry Update and Trends

The uranium industry continues to be characterized by persistently low pricing,  and threats to pricing and market stability created by foreign state-sponsored producers. Over the past several years, uranium miners, including our Company at our Lost Creek Project, have implemented decisions to halt planned development activities as well as to operate at lower rates of production. As a result, reductions in workforces continue to be implemented throughout the industry.  As discussed elsewhere in this report, we continued in 2019 to restrict annual production rates and conducted no further development activities. Production at Lost Creek in 2019 totaled 47,957 pounds captured in the plant. While these constraints by U.S. miners ensure near-term production will remain lower, imports continued to dominate the U.S. market in 2019.  Recently, 2019 uranium production results were published by the U.S. Energy Information Administration, showing that the 173,875 pounds produced is the lowest in U.S. history (and, nearly 90% lower than 2018).

In response to the challenges of the market conditions, primary among them foreign imports into the U.S. emanating from state-sponsored producers in Russia, Kazakhstan and Uzbekistan, in early 2018 Ur‑Energy USA and Energy Fuels Resources (USA) Inc. (“Energy Fuels”) initiated a trade action with the U.S. Department of Commerce (“DOC”) pursuant to Section 232 of the Trade Expansion Act. The petition for relief filed with the DOC described how uranium and nuclear fuel from state-owned and state-subsidized enterprises in Russia, Kazakhstan, Uzbekistan, and China represent a threat to U.S. national security. The petition sought modest remedies to limit imports of uranium into the U.S. by reserving 25% of the U.S. nuclear market for U.S. uranium production through a quota.

In July 2018, DOC announced it initiated an “investigation into whether the present quantity and circumstances of uranium ore and product imports into the United States threaten to impair national security.”  Following the DOC statutorily-mandated investigation, DOC timely submitted its report to the White House. On July 12, 2019, the White House issued a “Memorandum on the Effect of Uranium Imports on the National Security and Establishment of the United States Nuclear Fuel Working Group” (the “President’s Memorandum”), through which it announced it would take no trade action in response to the DOC report.

The President’s Memorandum cites the DOC finding that “…uranium is being imported in such quantities and under such circumstances as to threaten to impair the national security of the United States....” The President found that “…the United States uranium industry faces significant challenges in producing uranium domestically and that this is an issue of national security [and that] a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain is necessary at this time.”

Through the President’s Memorandum, President Trump established the United States Nuclear Fuel Working Group (the “Working Group”) to develop recommendations for reviving and expanding domestic uranium production. The Working Group was required to report its recommendations back to the President within 90 days. As the Trump Administration broadened its review of ways to revive and expand domestic uranium production, we have continued our work alongside the Administration and other stakeholders to find solutions to correct the dysfunctional market. We have continued to examine all alternatives and possible remedies and will continue to do so on an ongoing basis. On or about October 10, 2019, the Working Group sought and received an additional 30 days to complete its work and to submit its recommendations to the President. There are credible reports in the media which indicate that the report has been submitted to the Chair(s) of the Working Group. On February 10, 2020, the President’s FY2021 budget was made public, and includes a budget item of $150 million per year from FY2021 to FY2030 to support the creation and fulfillment of a new national uranium reserve to be supplied by domestically-mined uranium.

The recent budget announcement is understood to be the result of the Working Group’s recommendations. There can be no certainty of the final outcome of the Working Group’s findings and recommendations, or the impact of any actions taken in response to those findings and recommendation or the President’s Memorandum, including the budget appropriations process related to the national uranium reserve, and therefore the outcome of this continuing process and its effects on the U.S. uranium market is uncertain.

2019 Developments

Lost Creek Property – Great Divide Basin, Wyoming

The original planned wells and HHs in MU1 and the first three HHs and the related wells in MU2 were available for operation throughout 2019. The first of the three HHs in MU2 began operations in 2017-2018. MU2 also has all appropriate operating permits. The main trunk-line which has been installed services the first five MU2 HHs, and the entirety of MU2 has been fenced. All of these development activities will allow for a quick turn-around to ramp up production once market fundamentals change. Through December 31, 2019, 2,723,604 pounds of U3O8 have been captured at Lost Creek in the original 13 planned MU1 HHs and the first three MU2 HHs.

During 2019, the Company sold 665,000 pounds under term contracts at an average price of $48.50 per pound.  There were no spot sales in 2019.  The 2019 sales consisted of 451,250 purchased pounds at an average selling price of $49.56 per pound and 213,750 produced pounds at an average price of $46.26 per pound. The Company purchased 500,000 pounds during 2019 at an average price of $26.36 per pound. During 2019, 47,957 pounds of U3O8 were captured within the Lost Creek plant with an average head grade of 13 ppm. The lower head grade is a typical result as a mine and its wellfields mature and older operating patterns remain in the flow regime. Lost Creek packaged 50,794 pounds in drums and 58,353 pounds of drummed inventory were shipped from the Lost Creek processing plant to the converter. At December 31, 2019, inventory at the conversion facility was approximately 268,803 pounds.

Lost Creek Regulatory Proceedings

Subsequent to final approvals being received for initial operations at Lost Creek, in 2012-2013, we have made necessary additional filings for and received approvals for ongoing operations at Lost Creek (e.g., wellfield development; authorizations related to a new deep disposal well; permits and authority for new Class V wells). In September 2014, we filed applications for amendment of all Lost Creek permits and licenses to include recovery from LC East operations. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC has participated in this review as a cooperating agency. A permit amendment requesting similar approvals to mine was also submitted to the WDEQ. Approval will include an aquifer exemption. The BLM issued its Final Environmental Impact Statement (“FEIS”) and related Record of Decision on the LC East Project in Q1 2019.  We anticipate that all permits and authorizations for the amendment will be complete in 2020.

Shirley Basin Project

Baseline studies necessary for the permitting and licensing of the Shirley Basin project were completed in 2014. Subsequently, in December 2015, our application for a permit to mine was submitted to the WDEQ. While the Shirley Basin PEA contemplates that the Lost Creek processing facility may be utilized for the drying and packaging of uranium from Shirley Basin, which would mean we would only anticipate the need for a satellite plant, the Shirley Basin permit application contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions. WDEQ continues with its technical review of our application for a permit to mine at Shirley Basin. Our application for a source material license for Shirley Basin is proceeding through its review with the State URP. We anticipate the state process to be complete, with necessary permits and authorizations received, in H1 2020.  The BLM initiated its review of the Plan of Operations for Shirley Basin in Q2 2019 and has proceeded with its NEPA process since that time; we expect this process will be concluded in H1 2020. Additional permits and authorizations are well in process for the construction and operation of Shirley Basin and are also expected to be completed in 2020. Engineering evaluations, designs and studies are also underway in anticipation of the construction at Shirley Basin.

Excel Gold Project

In January 2018, we announced the acquisition of a gold exploration project in west-central Nevada, comprising 102 federal lode mining claims (approximately 2,100 acres). The Excel Project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts. We became aware of the mineral potential of this project area from exploration data contained within the large geologic database acquired as a part of our 2013 purchase of Pathfinder. Here, we identified a past exploration program in the area of the Excel Project at which Pathfinder had encountered high-grade gold and silver assays from trenching activities. Resulting land acquisition activities were complete in 2018, after which rock sampling and geochemical soil sampling programs were conducted. We conducted additional work at the project in 2018 and 2019. Currently, we do not anticipate further field work at the Excel Project in 2020.

Corporate Organization and Financing Developments

Trade Action

As described above under Industry Updates and Trends, we filed a trade action with the DOC in January 2018 in response to the challenges of uranium market conditions, primary among them imports to the U.S. emanating from state-sponsored producers in Russia, Kazakhstan, and Uzbekistan. The trade action was brought to a conclusion when, choosing to not take any direct action on the Section 232 Report from DOC, President Trump established the Working Group and charged it with developing recommendations for reviving and expanding domestic uranium production as well as considering the condition of the rest of the nuclear fuel cycle. The Working Group submitted its report and recommendations back to the White House, and the initial result appears to be the ten-year $150 million annual budget item for the establishment of the national uranium reserve, with funding contemplated until 2030. There can be no certainty of the outcome of the Working Group’s report and recommendations, or additional actions to be taken by the President, and therefore the outcome of this process and its effects on the U.S. uranium market remains uncertain.

Additionally, in early 2019, we received and responded to a request from a Congressional committee seeking documents related to our trade action as a part of an investigation of the current administration’s actions regarding uranium.

Reductions in Force

In light of the President’s decision on the trade action in July 2019, we implemented additional cost reductions, including labor reductions of 12 employees, primarily at Lost Creek. We reduced staffing to minimum levels necessary to maintain our facilities and meet regulatory compliance, while retaining core operational personnel who possess the critical knowledge necessary for the Company to ramp up when conditions warrant. These actions will enable the Company to maintain Lost Creek operations and preserve our ability to react to changing market conditions, while at the same time minimizing our need for additional funding during this protracted period of uncertainty. Additionally, several employees were asked to change job responsibilities and/or team assignments. Production operations at Lost Creek proceeded uninterrupted at controlled levels throughout the year.

Amendment of State Bond Loan

In addition to other cost-cutting measures taken in 2019, we worked with the State of Wyoming and the Board of County Commissioners of Sweetwater County to obtain a six-quarter deferral of principal payments on the Lost Creek State Bond Loan, with all approvals being obtained October 1, 2019. Interest payments will continue during that six-quarter period. The principal payment due on October 1, 2019 was the first deferred payment; principal payments will recommence in April 2021, and the final payment on the State Bond Loan will be due in April 2023.

Changes in Management

Effective September 30, 2019, James Bonner, Ur-Energy Vice President Geology, retired following a several decades long career as a Professional Geologist in uranium exploration and development, the last five years with Ur-Energy.

Off Take Sales Agreements

We continue to have off-take sales agreements with U.S. utilities. These agreements were executed in 2015, and provide for deliveries in 2020 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed
2020	200,000 pounds
2021	25,000 pounds

2019 Results of Operations

U3O8 Production Costs

During 2019, 47,957 pounds of U3O8 were captured within the Lost Creek plant. A total of 50,794 pounds were packaged in drums and 58,353 pounds of the drummed inventory were shipped to the conversion facility where our year-end inventory was approximately 268,803 pounds U3O8. The cash cost per pound and non-cash cost per pound for produced uranium presented in the following Production and Production Costs, and Sales and Cost of Sales tables are non-US GAAP measures. These measures do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. Please see the tables below for reconciliations of these measures to the US GAAP compliant financial measures.

Production and sales figures for the Lost Creek Project are as follows:

Production and Production Costs	Unit	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2019

Pounds captured	lb	5,004	7,256	13,146	22,551	47,957
Ad valorem and severance tax	$000	$22	$(14)	$17	$57	$82
Wellfield cash cost (1)	$000	$158	$210	$264	$250	$882
Wellfield non-cash cost (2)	$000	$611	$611	$612	$612	$2,446
Ad valorem and severance tax per pound captured	$/lb	$4.40	$(1.93)	$1.29	$2.53	$1.71
Cash cost per pound captured	$/lb	$31.57	$28.94	$20.08	$11.09	$18.39
Non-cash cost per pound captured	$/lb	$122.10	$84.21	$46.55	$27.14	$51.00

Pounds drummed	lb	7,116	9,367	13,296	21,015	50,794
Plant cash cost (3)	$000	$898	$1,045	$1,134	$1,318	$4,395
Plant non-cash cost (2)	$000	$494	$490	$490	$480	$1,954
Cash cost per pound drummed	$/lb	$126.19	$111.56	$85.29	$62.72	$86.53
Non-cash cost per pound drummed	$/lb	$69.42	$52.31	$36.85	$22.84	$38.47

Pounds shipped to conversion facility	lb	20,643	37,710	—	—	58,353
Distribution cash cost (4)	$000	$26	$12	$27	$6	$71
Cash cost per pound shipped	$/lb	$1.26	$0.32	$-	$-	$1.22

Pounds purchased	lb	180,000	122,500	100,000	97,500	500,000
Purchase costs	$000	$4,311	$3,391	$2,795	$2,681	$13,178
Cash cost per pound purchased	$/lb	$23.95	$27.68	$27.95	$27.50	$26.36

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

In total, wellfield, plant and distribution cash costs were very consistent quarter on quarter during 2019. The respective costs per pound increased overall during the year primarily driven by decreasing levels of production, which is a typical result as a mine and its wellfields mature and older operating patterns remain in the flow regime.

Ad valorem and severance taxes fluctuate based on pounds extracted and the related sales value of those pounds.   The $1.71 average cost per pound in 2019 was higher than the previous year’s $1.40 per pound due to the higher average sales price per pound received in 2019 as compared to 2018, which included a tax driven 10,000 pound spot sale from production. The decrease in the third quarter was because of a change in the “industry factor” which created an overpayment of the tax in 2018 which was refunded in 2019.

Wellfield cash costs decreased during the year because of reduced staffing levels and the continued slowdown of extraction activities. The average cash cost per pound captured increased to $18.39 for the year compared to   $6.84 in 2018. The annual increase was due to lower production levels during 2019, which more than offset the reduction in labor costs in 2019 as we moved to maintenance-focused operations. As previously discussed, production levels were deliberately maintained at levels sufficient to satisfy our expected contract sales in light of the depressed uranium market. Wellfield non-cash costs were fixed in 2019, but higher than 2018 due to additional reclamation liability estimates and the related depreciation on the resulting reclamation assets. The resulting non-cash cost per pound captured averaged $51.00 for the year, as compared to $5.31 in 2018. The increase for the year was significantly impacted by production levels which were much lower than 2018.

Plant cash costs decreased during the year as well as compared to 2018 as a result of less activity at the plant and reduced staffing levels. However, pounds drummed also decreased significantly during the year.  The resulting cash cost per pound drummed increased as a result of lower production and averaged $86.53 for the year as compared to $16.48 in 2018. We reduced personnel again in 2019, but plant labor includes most supervisory and maintenance personnel, of which a core staff has been maintained. Plant non-cash costs did not change during the year so the changes in costs per pound were directly tied to production rates.

Distribution costs during the year decreased as compared to 2018 due to fewer pounds shipped in 2019. However, the cost per pound increased due to the receipt of a number of assay invoices in 2019 for 2018 deliveries and the purchase of empty shipping barrels, both of which contributed to a higher cost for fewer pounds delivered.

U3O8 Sales and Cost of sales	Unit	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2019

Pounds sold	lb	180,000	122,500	265,000	97,500	665,000

U3O8 sales	$000	$10,848	$5,115	$11,477	$4,812	$32,252
Average contract price	$/lb	$60.26	$41.76	$43.31	$49.35	$48.50
Average spot price	$/lb	$-	$-	$-	$-	$-
Average price per pound sold	$/lb	$60.26	$41.76	$43.31	$49.35	$48.50

U3O8 cost of sales (1)	$000	$4,377	$3,428	$9,026	$3,181	$20,012
Ad valorem and severance tax cost per pound sold	$/lb	$-	$-	$1.52	$1.52	$1.52
Cash cost per pound sold	$/lb	$-	$-	$23.95	$23.86	$23.93
Non-cash cost per pound sold	$/lb	$-	$-	$12.38	$12.36	$12.38
Cost per pound sold - produced	$/lb	$-	$-	$37.85	$37.74	$37.83
Cost per pound sold - purchased	$/lb	$24.31	$27.98	$27.80	$27.50	$26.43
Total average cost per pound sold	$/lb	$24.31	$27.98	$34.06	$32.63	$30.09

U3O8 gross profit	$000	$6,471	$1,687	$2,451	$1,631	$12,240
Gross profit per pound sold	$/lb	$35.95	$13.78	$9.25	$16.72	$18.41
Gross profit margin	%	59.7%	33.0%	21.4%	33.9%	38.0%

Ending Inventory Balances
Pounds
In-process inventory	lb	5,396	8,074	10,221	10,595
Plant inventory	lb	-	13,526	41,871	28,574
Conversion facility inventory produced	lb	220,053	199,411	161,700	327,053
Conversion facility inventory purchased	lb	48,750	48,750	48,750	48,750
Total inventory	lb	274,199	269,761	262,542	414,972
Total cost
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$-	$384	$1,638	$1,259
Conversion facility inventory produced	$000	$6,250	$5,721	$6,134	$12,352
Conversion facility inventory purchased	$000	$1,176	$1,252	$1,355	$1,341
Total inventory	$000	$7,426	$7,357	$9,127	$14,952
Cost per pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$-	$28.39	$39.12	$44.06
Conversion facility inventory produced	$/lb	$28.40	$28.69	$37.93	$37.77
Conversion facility inventory purchased	$/lb	$24.12	$25.68	$27.80	$27.50

Note:

1.

U3O8  costs of sales include all production costs (notes 1, 2, 3 and 4 in the previous Production and Production Costs table) adjusted for changes in inventory values but excludes the lower of cost or NRV adjustments as the adjustments do not correspond with the timing of the sales of produced inventory.

We sold 180,000 pounds under contract in Q4 2019 at an average price of $60.26. For the year, we sold 665,000 pounds which were all sold under term contracts at an average price per pound of $48.50. Total uranium sales were $32.3 million. Of the 665,000 pounds, 213,750 pounds were sold from produced inventory at an average price of $46.26 per pound while 451,250 were sold from purchased inventory at an average price of $49.56 per pound.

For the year, our uranium cost of sales totaled $20.0 million, excluding $10.3 million net realizable value (NRV) adjustments, and was comprised of $11.9 million of purchase costs, and $8.1 million of production costs. In 2019, we purchased 500,000 pounds at an average price of $26.36 per pound. In 2019, the average cost per pound sold from production was $37.83, as compared to $40.80 in 2018.

The gross profit from uranium sales for 2019 was $12.2 million, which represents a gross profit margin of approximately 38%. This compares to a gross profit margin of $11.6 million or 49% in 2018.

At the end of the year, we had approximately 268,803 pounds of U3O8 at the conversion facility, which was comprised of 220,053 produced and 48,750 purchased pounds, at an average cost per pound of $28.40 for the produced inventory and $24.12 for the purchased inventory. The following table shows the average cost per pound of the conversion facility inventory. The costs per pound for uranium inventory presented in the following Inventory table are non-US GAAP measures. These measures do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance.

Ending Conversion Facility Inventory	Unit	31-Dec-19	30-Sep-19	30-Jun-19	31-Mar-19

Cost Per Pound Summary (Produced)
Ad valorem and severance tax cost per pound	$/lb	$0.77	$0.91	$1.52	$1.52
Cash cost per pound	$/lb	$17.95	$18.28	$24.00	$23.87
Non-cash cost per pound	$/lb	$9.68	$9.50	$12.41	$12.38
Total cost per pound	$/lb	$28.40	$28.69	$37.77	$37.75

Cost Per Pound Summary (Purchased)
Total cost per pound	$/lb	$24.12	$25.68	$27.80	$27.50

Generally, the cost per produced pound in ending inventory at the conversion facility decreased during the year as compared to the ending cost per pound in 2018. The decrease was directly related to the use of lower projected sales prices in the NRV computations which reduces the realizable value of the inventory and the carrying cost per pound.

Annual Results Comparison

The following table presents an annual comparison of a portion of the above information for the years ended December 31, 2019, 2018 and 2017:

Comparison of annual results	Unit	2019	2018	2017
Sales
Sales per financial statements	$000	$32,255	$23,496	$38,371
Less disposal fees	$000	$(3)	$(43)	$(80)
U3O8 sales	$000	$32,252	$23,453	$38,291

Cost of sales
Ad valorem & severance taxes	$000	$82	$423	$747
Wellfield costs	$000	$3,328	$3,672	$5,777
Plant and site costs	$000	$6,350	$6,673	$7,054
Distribution costs	$000	$71	$136	$145
Inventory change	$000	$(1,744)	$(10,496)	$(3,000)
Cost of sales - produced	$000	$8,087	$408	$10,723
Cost of sales - purchased	$000	$11,925	$11,476	$11,081
Total U3O8 cost of sales	$000	$20,012	$11,884	$21,804

Gross profit from U3O8 sales	$000	$12,240	$11,569	$16,487
Plus disposal fees	$000	$3	$43	$80
Less NRV adjustments	$000	$(10,263)	$(319)	$(2,600)
Gross profit per financial statements	$000	$1,980	$11,293	$13,967

Production
Pounds extracted	lb	47,957	302,164	265,391
Pounds drummed	lb	50,794	286,358	254,012
Pounds shipped	lb	58,353	287,873	257,213

Pounds sold - produced	lb	213,750	10,000	261,000
Pounds sold - purchased	lb	451,250	470,000	519,000

Per Pound Sold
Average contract price	$/lb	$48.50	$49.39	$49.09
Average spot price	$/lb	$-	$23.75	$-
Average price	$/lb	$48.50	$48.86	$49.09

Ad valorem and severance tax	$/lb	$1.52	$1.66	$2.77
Cash cost	$/lb	$23.93	$25.37	$24.41
Non-cash cost	$/lb	$12.38	$13.77	$13.90
Cost - Produced	$/lb	$37.83	$40.80	$41.08
Cost - Purchased	$/lb	$26.43	$24.42	$21.35
Average cost	$/lb	$30.09	$24.76	$27.95

Gross profit (1)	$/lb	$18.41	$24.10	$21.14

Note:

1.	For comparative purposes, we have excluded NRV adjustments from the above table. NRV adjustments were $10.3 million, $318 thousand and $2.6 million for the years 2019, 2018 and 2017, respectively.

Our production declined during 2019 as we responded to a persistently weak market by choosing again to not develop additional header houses and implemented further cost reductions. The last header houses were brought online in early 2018. Based on existing spot prices, we were able to purchase uranium at favorable prices to deliver into our sales commitments for 2019. Rather than further reducing our resources, we believe it was prudent to purchase pounds to complement our production and preserve our produced inventory to the extent possible. The above analysis shows that we reduced our production costs reflecting the reduced production levels and other cost saving measures.

As we have previously reported, most of our costs are fixed so that when our production increases, our cost per pound declines and when production is scaled back, our cost per pound will increase. Compounding this is the fact that as our cost per pound increases, the carrying cost of our inventories may be subject to lower of cost or net realizable value adjustments which are reflected in our cost of goods sold and gross profit on our financial statements. Additionally, our non-cash costs for depletion and amortization expenses are calculated on a straight-line basis per SEC guidelines so if production is decreased by half, the related cost per pound will double. As many of our costs are fixed costs, we are not able to reduce their impact on the overall cost per pound of our products.

We continue to survey the market for opportunities to create future, long-term, contracts at favorable rates. However, long-term pricing remained weak in 2019 and we did not enter into any new contracts. As previously shown, the Company maintains contracts into 2021.

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

Average Price Per Pound Sold Reconciliation	Unit	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2019

Sales per financial statements	$000	$10,849	$5,115	$11,479	$4,812	$32,255
Less disposal fees	$000	$1	$-	$2	$-	$3
U3O8 sales	$000	$10,848	$5,115	$11,477	$4,812	$32,252

Pounds sold - produced	lb	-	-	165,000	48,750	213,750
Pounds sold - purchased	lb	180,000	122,500	100,000	48,750	451,250
Total pounds sold	lb	180,000	122,500	265,000	97,500	665,000

Average price per pound sold	$/lb	$60.26	$41.76	$43.31	$49.35	$48.50

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

Total Cost Per Pound Sold Reconciliation (1)	Unit	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2019

Cost of sales per financial statements		$6,451	$7,515	$11,163	$5,146	$30,275
Less adjustments reflecting the lower of cost or NRV		$(2,074)	$(4,087)	$(2,137)	$(1,965)	$(10,263)
U3O8 cost of sales		$4,377	$3,428	$9,026	$3,181	$20,012

Ad valorem & severance taxes	$000	$22	$(14)	$17	$57	$82
Wellfield costs	$000	$769	$821	$876	$862	$3,328
Plant and site costs	$000	$1,393	$1,535	$1,624	$1,798	$6,350
Distribution costs	$000	$26	$12	$27	$6	$71
Inventory change	$000	$(2,209)	$(2,354)	$3,702	$(883)	$(1,744)
Cost of sales - produced	$000	$—	$—	$6,246	$1,841	$8,087
Cost of sales - purchased	$000	$4,377	$3,428	$2,780	$1,340	$11,925
Total cost of sales	$000	$4,377	$3,428	$9,026	$3,181	$20,012

Pounds sold produced	lb	—	—	165,000	48,750	213,750
Pounds sold purchased	lb	180,000	122,500	100,000	48,750	451,250
Total pounds sold	lb	180,000	122,500	265,000	97,500	665,000

Average cost per pound sold - produced	$/lb	$-	$-	$37.85	$37.74	$37.83
Average cost per pound sold - purchased	$/lb	$24.31	$27.98	$27.80	$27.50	$26.43
Total average cost per pound sold	$/lb	$24.31	$27.98	$34.06	$32.63	$30.09

Gross Profit Reconciliation	Unit	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2019

U3O8 sales per prior table	$000	$10,848	$5,115	$11,477	$4,812	$32,252
Less cost of U3O8 sales per above	$000	$(4,377)	$(3,428)	$(9,026)	$(3,181)	$(20,012)
Gross profit from U3O8 sales	$000	$6,471	$1,687	$2,451	$1,631	$12,240

Plus disposal fees	$000	$1	$-	$2	$-	$3
Less lower of cost or NRV adjustment	$000	$(2,074)	$(4,087)	$(2,137)	$(1,965)	$(10,263)

Gross profit per financial statements	$000	$4,398	$(2,400)	$316	$(334)	$1,980

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table summarizes the results of operations for the years ended December 31, 2019 and 2018 (in thousands of U.S. dollars):

	Year ended December 31,
	2019	2018
	$	$

Sales	32,255	23,496
Cost of sales	(30,275)	(12,203)
Gross profit (loss)	1,980	11,293
Exploration and evaluation expense	(2,476)	(2,431)
Development expense	(1,404)	(1,654)
General and administrative expense	(5,801)	(5,393)
Accretion expense	(577)	(508)
Write-off of mineral properties	(11)	-
Net profit from operations	(8,289)	1,307
Net interest expense	(668)	(1,002)
Warrant mark to market gain	524	581
Loss from equity investment	-	(5)
Foreign exchange gain (loss)	(28)	43
Other income	43	3,610
Net income	(8,418)	4,534

Income per share – basic	(0.05)	0.03

Income per share – diluted	(0.05)	0.03

Revenue per pound sold	48.50	48.86

Total cost per pound sold	30.09	24.76

Gross profit per pound sold	18.41	24.10

Sales

We sold a total of 665,000 pounds of U3O8 during the year ended December 31, 2019 for an average price of $48.50 per pound as compared to 2018 when we sold 480,000 pounds for an average price of $48.86.

For the year ended December 31, 2019, we recognized $4 thousand from disposal fees compared to $43 thousand during 2018.

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

As compared to 2018, our cost per pound sold increased $5.33 to $30.09 in 2019. The increase for the year was driven by the increase in the sales of produced inventory which were at a higher cost. The cost per pound of produced product was $37.83 and $40.80 in 2019 and 2018, respectively. The cost per pound of purchased product sold was $26.43 and $24.42 in 2019 and 2018, respectively.

Gross Profit

Our gross profit was $12.2 million for the year ended December 31, 2019, which represents a gross profit margin of approximately 38%. Gross profits of $11.3 million in 2018 represents a gross profit margin of approximately 48%. The primary reason for the decrease in the gross profit margin was that we sold more higher-cost produced pounds relative to purchased pounds in 2019 as compared to 2018.  As this does not reflect the lower of cost or NRV adjustments which reduce the gross profit on the financial statements to $2.0 million and $11.3 million for 2019 and 2018 respectively.  These are reconciled in the preceding charts.

Operating Expenses

Total operating expenses for the year ended December 31, 2019 were $10.3 million. Operating expenses include exploration and evaluation expense, development expense, G&A expense and mineral property write-offs. These expenses increased by $0.3 million compared to 2018.

Exploration and evaluation expense consist of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses changed less than $0.1 million for the year ended December 31, 2019 compared to 2018. All costs associated with the geology and geographic information systems departments as well as the costs incurred on specific projects as described above are reflected in this category.

Development expense totaled $1.4 million and included $0.9 million of costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. Lost Creek development decreased by $0.3 million from 2018. In 2018 the costs were primarily related to the completing of two header houses in Mine Unit 2. There was no header house construction in 2019, but after testing one of the disposal wells for certain possible modifications, we subsequently plugged and abandoned the well. Total development expense also includes $0.5 million of costs associated with the Shirley Basin and Lucky Mc properties which are considered development properties as they previously reached the permitting stage or operations stage. Costs at Shirley Basin and Lucky Mc were similar in 2018.

G&A expense relates to administration, finance, investor relations, land and legal functions and consists principally of personnel, facility and support costs, including all severance costs related to company-wide reductions in force. Expenses increased by $0.4 million for the year ended December 31, 2019 compared to 2018. The increase was due to increased labor costs related to severance payments and obligations.

Other Income and Expenses

Net interest expense declined $0.3 million during 2019 compared to the prior year. The decline was due to principal payments on outstanding debt.

In June 2018, we monetized the present value from portions of agreements with one of our utility customers related to 165,000 pounds of U3O8 to be delivered in 2021. We received proceeds of $3.5 million when the transaction was executed, which were included in other income for the year.

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share.  As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of December 31, 2019 resulted in a gain of $524 for the year ended December 31, 2019 and $581 for the period ended December 31, 2018.

Loss (Income) per Common Share

The basic and diluted loss per common share for the year 2019 was $0.05. The diluted loss per common share for the year ended December 31, 2019 were equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities outstanding given that net losses were experienced. The basic earnings per common share for the year 2018 was $0.03.  For the year ended December 30, 2018, there were a net of 578,118 options and 985,496 restricted share units (RSUs) included in the diluted earnings per share calculations using the treasury method. The result was diluted earnings per share of $0.03 for the year 2018. Dilution from warrants was not included as the strike price exceeded the then current market price of the Common Shares.

Material Changes in Financial Condition, Liquidity and Capital Resources

As at December 31, 2019, we had cash resources, consisting of cash and cash equivalents, of $7.8 million, an increase of $1.4 million from the December 31, 2018 balance of $6.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds.  We generated $4.0 million from operations during the year ended December 31, 2019. During the same period, we used $0.2 million from investing activities and $2.4 million for financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”).  The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal is payable in 28 quarterly installments which commenced January 1, 2015 and continue through October 1, 2021. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of December 31, 2019, the balance of the State Bond Loan was $12.4 million. On October 1, 2019, the Sweetwater County Board of Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. The next principal payment is therefore due April 1, 2021 and the final payment  is now due in April 2023.

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

We entered into an At Market Issuance Sales Agreement (“At Market Agreement”) with MLV & Co. LLC and B Riley FBR, Inc. (May 27, 2016, as amended August 2017), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2017, we sold 1,536,169 Common Shares under the At Market Agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees and commissions and all other costs, we received net proceeds of $1.1 million. There were no shares sold under this agreement in 2018 or 2019.

In September 2018, we completed a US$10 million public offering of Common Shares. The offering of 12,195,122 Common Shares and accompanying warrants to purchase up to 6,097,561 Common Shares, at a combined public offering price of $0.82 per common share and accompanying warrant, closed on September 25, 2018. We also granted the underwriters a 30-day option to purchase up to 1,829,268 additional common shares and warrants to purchase up to an aggregate of 914,634 Common Shares on the same terms. The underwriters exercised a portion of their option to purchase additional securities at closing, acquiring 867,756 additional warrants to purchase an aggregate of 433,878 Common Shares. Including the partial exercise of the option, The Company issued a total of 12,195,122 Common Shares and 13,062,878 warrants to purchase up to 6,531,439 Common Shares.  Because the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created, and adjusted quarterly, is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss from the quarterly adjustment is reflected in net income for the period. We anticipate that the public offering proceeds will be used to maintain and enhance operational readiness; additionally, proceeds may be used for working capital and general corporate purposes.

Collections for the year from U3O8 sales totaled $32.3 million.

Operating activities generated $4.0 million of cash resources in 2019 as compared to 2018, during which we used $5.4 million of cash resources. Net income for 2019 was $12.9 million less than the corresponding income in 2018 but 2018 included a $3.5 million gain from the monetization of 2021 term contracts, which was not considered an operating activity. In addition, $9.8 million was used to increase inventory balances in 2018, primarily at the conversion facility.

Investing activities used $0.2 million in 2019. The Lost Creek Project does not require significant capital expenditures and its sustaining capital expenditures have generally been less than $0.3 million per year.

We used $2.6 million for principal payments on the State Bond Loan which was partially offset by $0.2 million of proceeds from the exercise of stock options.

Liquidity Outlook

As at February 26, 2020, our unrestricted cash position was $6.4 million. We expect that any major capital projects will be funded by operating cash flow, cash on hand and additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations; however, we may issue additional debt or equity securities at any time.

Outlook for 2020

In 2019, we delivered 665,000 pounds into term contracts at an average price of $49 per pound. During the year, we purchased 500,000 pounds at an average cost of $26 per pound and delivered 451,250 purchased pounds into the term contracts.  The remaining 213,750 pounds were delivered from our produced inventory at an average total cost of $38 per pound, which included cash costs of $24 per pound.

In 2020, we expect to deliver 200,000 pounds into term contracts at an average price of $42 per pound.  We have contracts in place to purchase 200,000 pounds at an average cost of $26 per pound, which we intend to deliver into the term contracts. Given what will be very limited production in 2020 (not expected to exceed 5,000 pounds U3O8), we are not planning to sell any pounds from this year’s production or existing inventories at current spot prices.

The ending spot price decreased from $28 per pound in 2018 to $25 per pound in 2019 and has continued to trade at or below $25 per pound thus far in 2020. As a reminder, the ending spot price has been below $25 per pound three of the last four years.

In response to the persistently weak uranium market, we have taken multiple, aggressive measures over the years to control costs, including reductions in force in each of the last four years.

In 2016, we deliberately slowed development activities at MU2, reduced costs, and focused on enhancing production efficiencies from our operating MU1 header houses

In 2017, we continued to employ this limited-development strategy, implemented further cost reductions, and supplemented existing mine production with cost-effective priced uranium purchases to meet our contractual sales commitments.

In 2018, we implemented further cost reductions, suspended all MU2 development activities, purchased 100% of the uranium necessary to meet our 2018 contractual commitments, and increased our ending inventory position from 130,000 pounds to 392,000 pounds.

In 2019, we again chose to conduct no further MU2 development activities, secured purchase contracts for 500,000 pounds of uranium at cost-effective prices, and sold 165,000 pounds related to 2020 obligations under existing term agreements. We again took aggressive cost cutting measures, including additional staffing cuts, and renegotiated the Wyoming State Bond Loan deferring six quarterly principal payments.

As at February 26, 2020, our unrestricted cash position was $6.4 million, and we had nearly 270,000 pounds of finished inventory readily available for sale at our discretion. Given our current cash and inventory position, and our remaining sales and purchase contracts, we do not anticipate the need for additional funding for current operations in the near term unless it is advantageous to do so.

The actions we have taken, together with our current cash, inventory, and contract positions, give the Company the flexibility it needs to react to changing market conditions and quickly re-start development activities in MU2 when warranted. With future development and construction in mind, the staff who were retained had the greatest level of experience and adaptability allowing for an easier transition back to full operations. Lost Creek operations could increase production rates in as little as six months following a go decision simply by developing additional header houses within the fully permitted MU2. Development expenses during this time are estimated to be approximately $14 million and are almost entirely related to MU2 drilling and header house construction costs. Lost Creek does not require any significant capital expenditures in order to increase production. The Lost Creek plant has been routinely maintained to be fully ready to receive additional flows for increased production when warranted. This operating strategy will allow us to control production costs, minimize development expenditures, maximize cash flows and maintain the operational flexibility to respond to market conditions.

We have consistently focused on innovative approaches to enhance production, control costs, and exercise financial restraint in what has become a moribund domestic uranium market. To that end, we initiated in 2018, and subsequently awaited the outcome of, the Section 232 Trade Action. To our great disappointment, however, the President chose to take no direct action regarding the Section 232 Trade Action. Instead, the President did establish a Working Group to develop recommendations for reviving and expanding domestic uranium production, which was slated to report back to the White House in early Q4 2019. At this time, the report has not been made public.

More recently, the President’s proposed FY2021 budget included a line item of $150 million per year from 2021 to 2030 to support the creation and fulfillment of a new national uranium reserve to be supplied by domestically mined uranium. While this news is encouraging, there can be no certainty of the approval and implementation of the President’s proposed budget, nor of the outcome of the Working Group’s long overdue findings and recommendations, and therefore, the outcome of this continuing process and its effects on the U.S. uranium market is uncertain.

The domestic uranium market has been and remains in poor condition. U.S. uranium production in 2020 will be substantially less than 2019 production, which was dismal – 90% less than the record-setting low production of 2018. Imports continue to besiege the domestic uranium fuel cycle and have “undermined U.S. energy security and impacted U.S. fuel supply capabilities.” We implore the President, the Working Group, and Congress, to take innovative approaches to “secure energy independence” and “address challenges to the production of domestic uranium.”

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

Payments due (by period) in thousands
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years

Notes payable	$ 12,441	$ -	$ 10,979	$ 1,462	$ -
Interest on notes payable	$ 1,627	$ 716	$ 890	$ 21	$ -
Operating leases	$ 12	$ 4	$ 8	$ -	$ -
Environmental remediation	$ 72	$ 72	$ -	$ -	$ -
Asset retirement obligations	$ 30,972	$ -	$ 3,558	$ 3,558	$ 23,856

	$ 45,124	$ 792	$ 15,435	$ 5,041	$ 23,856

Outstanding Share Data

As of December 31, 2019 and 2018, the Company’s capital consisted of the following:

	December 31, 2019	December 31, 2018	Change

Common shares	160,478,059	159,729,403	748,656
Warrants (1)	6,531,439	6,531,439	-
RSUs	1,155,928	985,496	170,432
Stock options	11,076,583	9,731,612	1,344,971

Fully diluted shares outstanding	179,242,009	176,977,950	2,264,059

Note:

1.	The number of warrants reflects the actual number of shares if all 13,062,878 warrants are exercised.

Off Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

	As at
	December 31, 2019	December 31, 2018
	$ (thousands)	$ (thousands)

Cash on deposit at banks	1,755	1,936
Money market funds	5,997	4,436

	7,752	6,372

Quarterly financial data (unaudited) (in thousands except for per share data)

2019
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 10,850	$ 5,114	$ 11,479	$ 4,812
Net income (loss) for the period	$ 2,115	$ (4,200)	$ (2,031)	$ (4,302)

Income (loss) per share – basic and diluted	$ 0.01	$ (0.03)	$ (0.01)	$ (0.03)

2018
Quarter ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Revenue	$ 14	$ 3	$ 3,807	$ 19,672
Net income (loss) for the period	$ (1,666)	$ (2,809)	$ 2,591	$ 6,418

Income (loss) per share – basic and diluted	$ (0.01)	$ (0.02)	$ 0.02	$ 0.04

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, deposits and restricted cash, which together totaled approximately $15.2 million at December 31, 2019. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S.  Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the United States Federal Deposit Insurance Corporation which leaves approximately $14.6 million at risk at December 31, 2019 should the financial institutions with which these amounts are invested be rendered insolvent. We do not consider any of our financial assets to be impaired as of December 31, 2019.

Liquidity risk

Liquidity risk is the risk that we will not be able to meet our financial obligations as they come due.

As at December 31, 2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.5 million which are due within normal trade terms of generally 30 to 60 days, a note payable which will be payable over 1 to 4 years, and asset retirement obligations with estimated completion dates until 2033.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. We have multiple uranium supply contracts with pricing fixed or based on inflation factors applied to a fixed base.  Additional future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for uranium has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of June 2007. The spot market price was $24.80 per pound as of February 26, 2020.

Transactions with Related Parties

During the fiscal year ended December 31, 2019, we did not participate in any reportable transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value.

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019.  At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expired in July 2019 and was extended for less than one year.  As a result of adoption of ASC 2016-02, we recognized a liability of $83 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the remaining minimum rental payments of the leases which are included in non-current assets and other liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

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

As of December 31, 2019, the current and long-term prices of uranium were  $24.93 and $32.50, respectively.  This compares to prices of $27.75 and $32.00 as of December 31, 2018. Senior management updates production, revenue and cash projections on a regular basis, in some cases weekly, but at least monthly. The Company reviews the impairment indicators outlined in US GAAP guidance.

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

Inventory and Cost of Sales

Our inventories are measured at the lower of cost or net realizable value based on projected revenues from the sale of that product.  We are allocating all costs of operations of the Lost Creek facility to the inventory valuation at various stages of production with the exception of wellfield construction and disposal well costs which are treated as development expenses when incurred. Depreciation of facility enclosures, equipment and asset retirement obligations as well as amortization of the acquisition cost of the related property is also included in the inventory valuation. We do not allocate any administrative or other overhead to the cost of the product.

Because of the nature of in situ operations, it is not technically feasible to accurately measure the amount of in-process inventory at any given time. We use a combination of calculating estimated uranium captured per sampling applied to total water processing flow to determine the estimated pounds captured.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2019, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2019, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019. The effectiveness of the Company’s internal control over financial reporting at December 31, 2019, has been audited by PricewaterhouseCoopers LLP, as stated in their report.

(c)Attestation Report of Registered Public Accounting Firm

PricewaterhouseCoopers LLP’s attestation report on our internal control over financial reporting is included as part of Item 8. Financial Statements and Supplementary Data herein.

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers and directors. The full text of the Code is available on our website at http://www.ur-energy.com/corporate-governance/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2020 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  Exhibits, Financial statement schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
1.1	Underwriting Agreement with Cantor Fitzgerald, as representative for the underwriters named therein, dated September 21, 2018	8-K	9/25/2018	1.1

3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2016	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2016	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2018	3.1

4.1	Warrant Agreement, dated September 25, 2018, between the Company and Computershare Trust Company, N.A.	8-K	9/25/2018	4.1

4.2	Description of Registrant Securities				X

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2015	10.7

10.4	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2015	10.9

10.5	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2015	10.10

10.6	Employment Agreement with John W. Cash, as amended	10-K	3/3/2015	10.11

10.7	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2015	10.12

10.8	Employment Agreement with James A. Bonner	10-K	3/2/2016	10.14

10.9	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/13/17	4.1

10.10	Amended Restricted Share Unit Plan	8-K	3/27/2016	10.1

10.11	At Market Issuance Sales Agreement	8-K	5/27/16	1.1

10.12	At Market Issuance Sales Agreement, as amended	8-K	8/4/2017	5.1

10.13	Amendment to Financing Agreement and Second Amendment to Mortgage (State of Wyoming Industrial Revenue Bond Loan)				X

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2015	14.1

21.1	Subsidiaries of the Registrant	10-K	3/3/2015

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of TREC, Inc.				X

23.3	Consent of WWC Engineering				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

99.1	Location maps (1)	10-K	3/3/2015

(1)	Filed herewith under Items 1 and 2. Business and Properties.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: February 28, 2020	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2020	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2020	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2020	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: February 28, 2020	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: February 28, 2020	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: February 28, 2020	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: February 28, 2020	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Date: February 28, 2020	By:	/s/ Rob Chang
Rob Chang
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ur-Energy Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. and its subsidiaries (together, the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flow for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 inconformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 28, 2020

We have served as the Company’s auditor since 2004.

Ur-Energy Inc.

Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents (note 4)	7,752	6,372
Accounts receivable	22	31
Inventory (note 5)	-	1,840
Prepaid expenses	885	847
	8,659	9,090
Long-term inventory (note 5)	7,426	12,852
Restricted cash (note 6)	7,463	7,458
Mineral properties (note 7)	43,212	45,805
Capital assets (note 8)	23,630	25,158
	81,731	91,273
	90,390	100,363
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	2,211	2,343
Current portion of long term debt (note 10)	-	5,062
Environmental remediation accrual	72	77
	2,283	7,482
Notes payable (note 10)	12,215	9,600
Lease liability	12	-
Asset retirement obligations (note 12)	30,972	30,384
Other liabilities - warrants (note 13)	575	1,050
	43,774	41,034
	46,057	48,516
Shareholders' equity (note 14)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 160,478,059 at December 31, 2019 and 159,729,403 at December 31, 2018	185,754	185,221
Contributed surplus	20,317	19,930
Accumulated other comprehensive income	3,654	3,670
Deficit	(165,392)	(156,974)
	44,333	51,847
	90,390	100,363

The accompanying notes are an integral part of these consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman	/s/ Thomas H. Parker, Director

Ur-Energy Inc.

Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Year ended December 31,
	2019	2018	2017

Sales (note 15)	32,255	23,496	38,368
Cost of sales	(30,275)	(12,203)	(24,401)
Gross profit	1,980	11,293	13,967

Operating Expenses
Exploration and evaluation	(2,476)	(2,431)	(2,623)
Development	(1,404)	(1,654)	(4,340)
General and administrative	(5,801)	(5,393)	(5,090)
Accretion of asset retirement obligations (note 12)	(577)	(508)	(527)
Write-off of mineral properties (note 7)	(11)	-	-
(Loss) income from operations	(8,289)	1,307	1,387

Net interest expense	(668)	(1,002)	(1,377)
Warrant mark to market adjustment	524	581	-
Loss on equity investment	-	(5)	(5)
Foreign exchange gain (loss)	(28)	43	(50)
Other income (note 16)	43	3,610	121

Net (loss) income for the period	(8,418)	4,534	76

(Loss) income per common share
Basic	(0.05)	0.03	-
Diluted	(0.05)	0.03	-
Weighted average number of common shares outstanding
Basic	159,903,052	150,034,566	145,818,394
Diluted	159,903,052	151,598,180	147,533,966

COMPREHENSIVE (LOSS) INCOME
Net (loss) income for the period	(8,418)	4,534	76
Other Comprehensive (loss) income, net of tax
Translation adjustment on foreign operations	(16)	7	59
Comprehensive (loss) income for the period	(8,434)	4,541	135

The accompanying notes are an integral part of these consolidated financial statements.

Ur-Energy Inc.

Consolidated Statements of Shareholders’ Equity

(expressed in U.S. dollars, except for share data)

					Accumulated
					Other
	Capital Stock			Contributed	Comprehensive		Shareholders'
	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity
	#	$	$	$	$	$	$

Balance, December 31, 2016	143,676,384	174,902	4,109	15,201	3,604	(161,584)	36,232

Exercise of stock options	871,717	795	-	(253)	-	-	542
Common shares issued for cash, net
of $93 of issue costs	1,536,169	1,076	-	-	-	-	1,076
Redemption of vested RSUs	447,663	290	-	(385)	-	-	(95)
Non-cash stock compensation	-	-	-	891	-	-	891
Net loss and comprehensive income	-	-	-	-	59	76	135

Balance, December 31, 2017	146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781

Exercise of stock options	496,838	415	-	(125)	-	-	290
Common shares issued for
cash, net of $902 of costs	12,195,122	7,399	-	-	-	-	7,399
Redemption of vested RSUs	505,510	344	-	(423)	-	-	(79)
Expiry of warrants	-	-	(4,109)	4,109	-	-	-
Non-cash stock compensation	-	-	-	915	-	-	915
Net income and comprehensive income	-	-	-	-	7	4,534	4,541

Balance, December 31, 2018	159,729,403	185,221	-	19,930	3,670	(156,974)	51,847

Exercise of stock options	323,618	288	-	(85)	-	-	203
Redemption of vested RSUs	425,038	245	-	(315)	-	-	(70)
Non-cash stock compensation	-	-	-	787	-	-	787
Net income and comprehensive income	-	-	-	-	(16)	(8,418)	(8,434)

Balance, December 31, 2019	160,478,059	185,754	-	20,317	3,654	(165,392)	44,333

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Year ended December 31,
	2019	2018	2017
Cash provided by
Operating activities
Net income (loss) for the period	(8,418)	4,534	76
Items not affecting cash:
Stock based expense	787	915	891
Loss from net realizable value adjustments	10,263	319	2,596
Depreciation and amortization	4,413	3,603	4,890
Accretion of asset retirement obligations and reclamation	577	508	527
Amortization of deferred loan costs	108	121	120
Write-off of mineral properties	11	-	-
Warrants mark to market gain	(524)	(581)	-
Gain on assignment of contract	-	(3,540)	-
Gain on disposition of assets	(18)	(2)	(2)
Gain on foreign exchange	(28)	45	53
Other loss	(5)	10	(9)
Change in non-cash working capital items:
Accounts receivable	9	2	(17)
Inventory	(2,997)	(10,496)	(3,002)
Prepaid expenses	5	(95)	109
Accounts payable and accrued liabilities	(196)	(706)	(606)
	3,987	(5,363)	5,626

Investing activities
Mineral property costs	(9)	(31)	(18)
Decrease (increase) in other deposits	19	-	-
Proceeds from assignment of contract	-	3,540
Funding of equity investment	-	(5)	(5)
Proceeds from sale of property and equipment	18	-	-
Purchase of capital assets	(271)	(55)	(181)
	(243)	3,449	(204)

Financing activities
Issuance of common shares for cash	-	10,000	1,169
Share issue costs	-	(902)	(93)
Proceeds from exercise of stock options	203	290	542
RSUs redeemed to pay withholding or paid in cash	(70)	(76)	(94)
Repayment of debt	(2,554)	(4,895)	(4,623)
	(2,421)	4,417	(3,099)

Effects of foreign exchange rate changes on cash	62	(110)	5

Net change in cash, cash equivalents and restricted cash	1,385	2,393	2,328
Beginning cash, cash equivalents and restricted cash	13,830	11,437	9,109
Ending cash, cash equivalents and restricted cash (note 17)	15,215	13,830	11,437

The accompanying notes are an integral part of these consolidated financial statements

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

As at December 31, 2019, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.5 million which are due within normal trade terms of generally 30 to 60 days, a note payable of $12.4 million of which interest only is due within 1 year, and asset retirement obligations with estimated completion dates until 2033.

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

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

It is possible that additional funding might be sought. Although the Company has been successful in obtaining debt and raising equity financing in the past, there can be no guarantee that such funding will be available in the future.

3.Summary of Significant Accounting Policies

Basis of presentation

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“US GAAP”) and include all the assets, liabilities and expenses of the Company and its wholly-owned subsidiaries Ur-Energy USA Inc.; NFU Wyoming, LLC; Lost Creek ISR, LLC; The Bootheel Project, LLC; NFUR Bootheel, LLC; Hauber Project LLC; NFUR Hauber, LLC; and Pathfinder Mines Corporation. All inter-company balances and transactions have been eliminated upon consolidation. Ur‑Energy Inc. and its wholly-owned subsidiaries are collectively referred to herein as the “Company.”

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

Because the Company commenced recovery of uranium at the Lost Creek Project without having established proven and probable reserves, any uranium resources established or extracted from the Lost Creek Project should not be in any way associated with having established proven or probable mineral reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with United States standards.

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

December 31, 2019

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

Cash which secures various instruments related to a state lease and surety bonds which secure reclamation obligations is shown as restricted cash.

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

December 31, 2019

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

Right of Use Assets and Liabilities

At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expired in July 2019 and was extended for periods less than one year.  As a result of adoption of ASC 2016-02, we recognized a liability of $83 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the remaining minimum rental payments of the leases which are included in non-current assets and other liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

New accounting pronouncements which were implemented this year

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize all leases on the balance sheet, including operating leases, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 became effective for the Company as of January 1, 2019. At January 1, 2019, we had two office equipment leases, and the office lease in Casper which expired in July 2019 and was extended for less than one year.  As a result of adoption of ASC 2016-02, we recognized a liability of $83 with a corresponding Right-Of-Use (“ROU”) assets of the same amount based on present value of the remaining minimum rental payments of the leases which are included in non-current assets and other liabilities in the consolidated balance sheet. The discount rates used for leases are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

4.Cash and cash equivalents

The Company’s cash and cash equivalents consists of the following:

	As at
	December 31, 2019	December 31, 2018
	$	$
Cash on deposit at banks	1,755	1,936
Money market funds	5,997	4,436

	7,752	6,372

5.Inventory

The Company’s inventory consists of the following:

	As at
	December 31, 2019	December 31, 2018
	$	$
In-process inventory	-	160
Plant inventory	-	345
Conversion facility inventory	7,426	14,187
	7,426	14,692
Inventory to be sold within 12 months	-	1,840
Long term inventory	7,426	12,852

As of December 31, 2019, inventory was carried at the lower of cost or net realizable value.  Adjustments to inventory to reflect the net realizable value are also included in Cost of Sales. For the year 2019, there was a write down of $10.3 million.

6.Restricted Cash

The Company’s restricted cash consists of the money market accounts and short-term federal bonds which are reviewed and renewed annually.

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality, Wyoming Uranium Recovery Program and United States Department of the Interior. The accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $29,864 of coverage towards specific reclamation obligations are collateralized by $7,444 of the restricted cash at December 31, 2019.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2017	11,810	19,701	13,166	44,677

Acquisition costs	-	-	31	31
Change in estimated reclamation costs (note 12)	2,577	263	-	2,840
Amortization	(1,743)	-	-	(1,743)

Balance, December 31, 2018	12,644	19,964	13,197	45,805

Acquisition costs	-	-	8	8
Change in estimated reclamation costs	125	(114)	-	11
Property write-offs	16	-	(27)	(11)
Amortization	(2,601)	-	-	(2,601)

Balance, December 31, 2019	10,184	19,850	13,178	43,212

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

December 31, 2019

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

During the third quarter of 2019, the Company elected not to renew the claims and leases included in the Red Rider acquisition. Accordingly, the Company wrote off a mineral asset of $27 and the related accumulated amortization of $16 for a net write off of $11.

Impairment testing

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted cash flows expected to be generated by the assets. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Lost Creek has been the Company’s sole source for the uranium concentrates sold to generate sales revenues since 2013. The economic viability of the Company’s mining activities, including the expected duration and profitability of Lost Creek and of any future ISR mines, such as the Shirley Basin Mine, located within the Shirley Basin in Wyoming, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

change as a result of any one or more of these risks and uncertainties and there is no assurance that any mineral deposit from which we extract uranium or other minerals from will result in profitable mining activities.

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	December 31, 2019			December 31, 2018
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,452	3,311	141	3,432	3,290	142
Enclosures	33,008	10,181	22,827	32,991	8,530	24,461
Machinery and equipment	1,426	808	618	1,237	728	509
Furniture, fixtures and leasehold improvements	119	115	4	119	110	9
Information technology	1,100	1,072	28	1,127	1,090	37
ROU Assets	83	71	12	-	-	-

	39,188	15,558	23,630	38,906	13,748	25,158

Total depreciation expense was $1.8 million, $1.9 million and $3.5 million for the years ended December 31, 2019,  2018 and 2017, respectively.

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	December 31, 2019	December 31, 2018
	$	$
Accounts payable	523	620
Payroll and other taxes	1,483	1,218
Severance and ad valorem tax payable	205	505

	2,211	2,343

10.Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project),

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal was originally payable in 28 quarterly installments commencing January 1, 2015 and continuing through October 1, 2021.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. The next principal payment is therefore due April 1, 2021 and the last payment will be due in April 2023.  The deferral was accounted for as a modification as it was insignificant in terms of changing the present value of the cash flows

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the various financings.

The following table lists the current and long-term portion of the Company’s debt instrument at December 31, 2019 and December 31, 2018:

	As at
	December 31, 2019	December 31, 2018
	$	$
Current debt
State Bond Loan	-	5,183
Less deferred financing costs	-	(121)
	-	5,062

Long term debt
State Bond Loan	12,441	9,813
Less deferred financing costs	(226)	(213)
	12,215	9,600

Schedule of payments on outstanding debt as of December 31, 2019:

	Total	2020	2021	2022	2023	Final payment
	$	$	$	$	$
State Bond Loan
Principal	12,441	-	5,333	5,646	1,462	01-Apr-23
Interest	1,627	716	602	288	21

Total	14,068	716	5,935	5,934	1,483

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

11.Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affects 2018. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation.

A reconciliation of income taxes at the statutory Canadian income tax rate to net income taxes included in the accompanying statements of operations is as follows:

	Year ended December 31,
	2019	2018	2017
	$	$	$
Income (loss) before income taxes	(8,425)	4,564	76

Statutory rate	26.50%	26.50%	26.50%

Taxes based on statutory rates	(2,232)	1,209	20
State tax	(958)	335	-
Permanent differences	(40)	(164)	91
True-Ups and other	533	422	17,115
Effect of foreign rax rate difference	334	(379)	355
Change in valuation allowance	2,363	(1,423)	(17,581)
Total	-	-	-

Deferred tax assets and liabilities reflect the net tax effects of net operating losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	As at December 31,
	2019	2018	2017
	$	$	$
Future income tax assets
Deferred tax assets	9,650	10,162	9,617
Net operating loss carry forwards	30,883	27,554	30,250
Less: valuation allowance	(40,533)	(37,716)	(39,867)
Net future income tax assets	-	-	-

Based upon the level of historical taxable loss, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and accordingly has established a full valuation allowance as of December 31, 2019, 2018 and 2017. No deferred tax assets are therefore recognized at this point.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Income tax recovery (expense)	2019	2018	2017
	$	$	$
Current income tax recovery (expense)	-	-	-

As of December 31, 2019, the Company had the following net operating loss carryforwards available:

Income tax loss carry forwards
Canadian (expiring 2026)	34,940
United States - pre January 1, 2018 (expiring 2019 - 2032)	79,699
United States - post December 31, 2017 (no expiration)	8,424
Individual states (expiration varies by state)	93,845

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

There are open statutes of limitations for tax authorities in the U.S., Canada and state jurisdictions to audit the Company’s tax returns for the years ended December 31, 2016, 2017 and 2018.

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying statements of operations. There have been no income tax related interest or penalties assessed or recorded.

Other comprehensive loss was not subject to income tax effects and is therefore shown net of taxes.

12.Asset Retirement Obligations

Asset retirement obligations ("ARO") for the Lost Creek Project are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using discount rates ranging from 0.33% to 7.25%. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mine, processing plant, infrastructure, groundwater restoration and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2019, the total undiscounted amount of the future cash needs was estimated to be $18.3 million. The schedule of payments required to settle the ARO liability extends through 2033. The liability marginally changed during in the year as no new development was anticipated or performed. It is based on the estimated remediation work to be completed at Lost Creek, as approved by the Wyoming Department of Environmental Quality in 2019.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Asset retirement obligations for the Pathfinder properties are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period, using a discount rate ranging from 1.53% to 7.25%. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, groundwater restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs. At December 31, 2019, the total undiscounted amount of the future cash needs was estimated to be $11.5 million. The schedule of payments required to settle the ARO liability extends through 2033.

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

	For the period ended	Year ended
	December 31, 2019	December 31, 2018

	$	$
Beginning of period	30,384	27,036
Change in estimated liability	11	2,840
Accretion expense	577	508

End of period	30,972	30,384

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

13.  Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. Because the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is C$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The initial valuation at the time of the offering was $2.212.  The revaluation as of December 31, 2019 resulted in a gain of $524 for the period ended December 31, 2019 which is reflected on the statement of operations.  The Black-Sholes calculations were based on the current market price, the remaining life to expiration, volatility ranging from 52.0% to 61.5% and a risk-free interest rate which ranged from 1.5% to 1.7%.  In addition, as the liability exists in the Canadian parent company, both the liability and the gain or loss are subject to fluctuations in the exchange rate.

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

We entered into an At Market Issuance Sales Agreement (“At Market Agreement”) with MLV & Co. LLC and B Riley FBR, Inc. (May 27, 2016, as amended August 2017), under which we may, from time to time, issue and sell common shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. During 2016, we sold 164,979 Common Shares under the At Market Agreement at an average price of $0.65 per share for gross proceeds of $108 thousand. After deducting transaction fees and commissions we received net proceeds of $105 thousand.  After deducting all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received $13 thousand. During 2017, we sold 1,536,169 Common Shares under the At Market Agreement at an average price of $0.76 per share for gross proceeds of $1.2 million. After deducting transaction fees, commissions and all other costs associated with the completion of the agreement and filing the related prospectus supplement, we received net proceeds of $1.1 million. The Company did not sell any Common Shares under the At Market Agreement in 2018 or 2019.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

During the year ended December 31, 2019, the Company exchanged 425,038 Common Shares for vested RSUs. In addition, 323,618 stock options were exercised for proceeds of $0.2 million.

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

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2016	9,748,934	0.63

Granted	2,666,644	0.69
Exercised	(871,717)	0.62
Forfeited	(536,178)	0.64
Expired	(1,548,282)	0.71

Balance, December 31, 2017	9,459,401	0.70

Granted	2,182,955	0.70
Exercised	(496,838)	0.58
Forfeited	(275,085)	0.72
Expired	(1,138,821)	0.83

Balance, December 31, 2018	9,731,612	0.64

Granted	2,852,386	0.61
Exercised	(323,618)	0.63
Forfeited	(395,851)	0.71
Expired	(787,946)	0.83

Outstanding, December 31, 2019	11,076,583	0.64

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the year ended December 31, 2019 was $0.5 million.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2019, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.84	200,000	0.4	-	200,000	0.4	-	29-May-20
0.63	516,902	0.6	-	516,902	0.6	-	17-Aug-20
0.59	897,508	0.9	-	897,508	0.9	-	11-Dec-20
0.54	2,337,434	2.0	40	2,337,434	2.0	40	16-Dec-21
0.75	300,000	2.2	-	300,000	2.2	-	02-Mar-22
0.54	200,000	2.7	3	132,000	2.7	2	07-Sep-22
0.66	1,769,411	3.0	-	1,187,174	3.0	-	15-Dec-22
0.56	200,000	3.2	-	66,000	3.2	-	30-Mar-23
0.68	976,259	3.6	-	339,859	3.6	-	20-Aug-23
0.67	826,683	4.0	-	278,351	4.0	-	14-Dec-23
0.58	2,852,386	4.8	-	0	-	-	05-Nov-24

0.64	11,076,583	3.0	43	6,255,228	2.1	42

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of CAD $0.76 as of the last trading day in the year ended December 31, 2019, that would have been received by the option holders had they exercised their options as of that date. There were 2,537,434 in-the-money stock options outstanding and 2,469,434 exercisable as of December 31, 2019.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The RSU Plan was approved most recently by our shareholders on May 2, 2019.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
Balance, December 31, 2016	1,273,990	0.60

Granted	541,658	0.69
Vested and redeemed	(575,818)	0.69
Forfeited	(63,878)	0.58

Balance, December 31, 2017	1,175,952	0.65

Granted	470,756	0.71
Vested and redeemed	(621,092)	0.63
Forfeited	(40,120)	0.57

Balance, December 31, 2018	985,496	0.67

Granted	713,106	0.61
Vested and redeemed	(542,674)	0.68

Outstanding, December 31, 2019	1,155,928	0.65

As of December 31, 2019, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	outstanding	life	intrinsic
Grant date	RSUs	(years)	value
			$
August 20, 2018	225,774	0.64	126
December 14, 2018	217,048	0.96	122
November 5, 2019	713,106	1.85	399

	1,155,928	1.40	647

Warrants

The warrants outstanding at December 31, 2017 were issued in Canadian dollars and have been converted to their US$ equivalent for presentation purposes. The warrants were issued in conjunction with a now repaid loan facility with RMB Australia Holdings.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 13). The following represents warrant activity during the year ended December 31, 2019:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
Outstanding, December 31, 2016	5,844,567	5,844,567	1.02

Outstanding, December 31, 2017	5,844,567	5,844,567	0.97

Granted	13,062,878	6,531,439	1.00
Expired	(5,844,567)	(5,844,567)	0.97

Outstanding, December 31, 2018	13,062,878	6,531,439	1.00

Outstanding, December 31, 2019	13,062,878	6,531,439	1.00

As of December 31, 2019, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	1.7	-	25-Sep-21

Share-based compensation expense

Stock-based compensation expense was $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2019,  2018 and 2017, respectively.

As of December 31, 2019, there was approximately $1.5 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.6 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.3 years and 1.6 years, respectively.

Cash received from stock options exercised during the years ended December 31, 2019,  2018 and 2017 was $0.2 million, $0.4 million, and $0.5 million, respectively.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair Value Calculations

The initial fair value of RSUs, options and warrants granted during the years ended December 31, 2019,  2018 and 2017 was determined using the Black-Scholes option pricing model with the following assumptions:

	2019	2018	2017

Expected option life (years)	3.68	3.74-3.79	3.73-3.74
Expected warrant life (years)	-	3.00	-
Expected volatility	59.00%	54-57%	56-57%
Risk-free interest rate	1.60%	1.9%-2.2%	1.0%-1.6%
Expected dividend rate	0%	0%	0%
Forfeiture rate (options)	6.2%	5.8%-6.0%	5.3%-6.0%
Forfeiture rate (warrants)	-	0%	-
Forfeiture rate (RSUs)	4.8%	5.5-5.9%	6.1%

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

The fair value used for each RSU issued in 2019 was CAD$0.79. The fair value used for each RSU issued in 2018 ranged from CAD$0.91 to CAD$0.93.  For 2017, the fair value was CAD $0.90. Each of the issuance prices was the closing price of our Common Shares on the TSX as of the trading day immediately preceding the grant date.

15.Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue consists of:

	Year ended December 31,
	2019		2018
	$		$
Sale of produced inventory
Company A	7,483	23.2%	-	0.0%
Company B	2,406	7.5%	-	0.0%
Company C	-	0.0%	237	1.0%
	9,889	30.7%	237	1.0%
Sales of purchased inventory
Company B	3,525	10.9%	-	0.0%
Company D	10,848	33.6%	15,636	66.5%
Company E	7,990	24.8%	7,580	32.3%
	22,363	69.3%	23,216	98.8%

Total sales	32,252	100.0%	23,453	99.8%

Disposal fee income	3	0.0%	43	0.2%

	32,255	100.0%	23,496	100.0%

16.  Other Income

In June 2018, the Company monetized the present value from portions of agreements with one of our utility customers related to 165,000 pounds of U3O8 to be delivered in 2021. The Company received proceeds of $3.5 million when the transaction was executed. No comparable transactions occurred in 2019.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

17.  Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	December 31, 2019	December 31, 2018
	$	$
Cash and cash equivalents	7,752	6,372
Restricted cash	7,463	7,458

	15,215	13,830

18.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in foreign currency exchange rates, interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposits, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $14.6 million at risk at December 31, 2019 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2019.

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

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Currency risk

The Company maintains a balance of less than $0.2 million in foreign currency resulting in a low currency risk.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have no impact for the year ended December 31, 2019. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

19.Commitments

Under the terms of its operating leases for equipment, the Company is committed to minimum annual lease payments as follows:

Year ended December 31,	$
2020	4
2021	5
2022	3
2023 and thereafter	-
12

Rent expense under these agreements was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2019,  2018 and 2017, respectively.

Ur-Energy Inc.

Notes to Consolidated Financial Statements

December 31, 2019

(expressed in thousands of U.S. dollars unless otherwise indicated)

Principal payments required under debt agreements are as follows:

Year ended:
31-Dec-20	-
31-Dec-21	5,333
31-Dec-22	5,646
31-Dec-23	1,462
12,441

Off Take Sales Agreements

As of December 31, 2019, we continue to have off take sales agreements with various U.S. utilities. These agreements were completed between 2015 for deliveries between 2020 and 2021 as follows:

SUMMARY OF OFF TAKE SALES AGREEMENTS
Production Year	Total Pounds Uranium Concentrates Contractually Committed	Expected revenue from current contracts
2020	200,000 pounds	$ 8,300
2021	25,000 pounds	$ 1,306