Form 10-Q
period 2020-03-31
UR-ENERGY INC
filed 2020-05-08
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐                     Accelerated filer ☑               Non-accelerated filer ☐             Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☑

As of May 6, 2020,  there were 160,478,059 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled, steady-state operations at Lost Creek; (ii) the outcome of our production projections for 2020; (iii) the impacts of COVID-19 (Coronavirus) on our business, operations, and financial liquidity, and the impacts of the pandemic directly and indirectly on the uranium market; (iv) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East Project; (v) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants; (vi) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vii) resolution of the continuing challenges within the uranium market, including supply and demand projections;  (viii) the timing and impact of implementation of recommendations made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production; (ix) whether cost-savings measures which have been and will be implemented will be sufficient to support our operations;  (x) the level of loan forgiveness to be obtained for our loans under the SBA Paycheck Protection Program; and (xi) the ability and timing to ramp up when market conditions warrant, as well as the costs and level of dilution in doing so. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates;  market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 28, 2020.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents (note 4)	5,594	7,752
Accounts receivable	6	22
Inventory (note 5)	339	-
Prepaid expenses	681	885
	6,620	8,659
Long-term inventory (note 5)	6,994	7,426
Restricted cash (note 6)	7,463	7,463
Mineral properties (note 7)	42,555	43,212
Capital assets (note 8)	23,266	23,630
	80,278	81,731
	86,898	90,390
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	2,181	2,211
Environmental remediation accrual	75	72
	2,256	2,283
Notes payable (note 10)	12,233	12,215
Lease liability	83	12
Asset retirement obligations (note 11)	31,117	30,972
Other liabilities - warrants (note 12)	256	575
	43,689	43,774
	45,945	46,057
Shareholders' equity (note 13)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 160,478,059 at March 31, 2020 and 160,478,059 at December 31, 2019	185,754	185,754
Contributed surplus	20,551	20,317
Accumulated other comprehensive income	3,681	3,654
Deficit	(169,033)	(165,392)
	40,953	44,333
	86,898	90,390

The accompanying notes are an integral part of these interim consolidated financial statements.

 Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board               /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended March 31,
	2020	2019

Sales (note 14)	1,370	4,812
Cost of sales	(3,105)	(5,146)
Gross profit (loss)	(1,735)	(334)

Operating Expenses
Exploration and evaluation	(391)	(774)
Development	(273)	(166)
General and administrative	(1,253)	(2,138)
Accretion of asset retirement obligations (note 11)	(145)	(143)
Loss from operations	(3,797)	(3,555)

Net interest expense	(132)	(196)
Warrant mark to market adjustment	273	(533)
Foreign exchange gain (loss)	15	(18)

Net loss for the period	(3,641)	(4,302)

Loss per common share
Basic and diluted	(0.02)	(0.03)
Weighted average number of common shares outstanding
Basic and diluted	160,478,059	159,729,403

COMPREHENSIVE LOSS
Net loss for the period	(3,641)	(4,302)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	27	1
Comprehensive loss for the period	(3,614)	(4,301)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

				Accumulated
				Other
	Capital Stock		Contributed	Comprehensive		Shareholders'
	Shares	Amount	Surplus	Income	Deficit	Equity
	#	$	$	$	$	$

Balance, December 31, 2018	159,729,403	185,221	19,930	3,670	(156,974)	51,847

Redemption of vested RSUs	-	-	(6)	-	-	(6)
Non-cash stock compensation	-	-	188	-	-	188
Net loss and comprehensive loss	-	-	-	1	(4,302)	(4,301)

Balance, March 31, 2019	159,729,403	185,221	20,112	3,671	(161,276)	47,728

Balance, December 31, 2019	160,478,059	185,754	20,317	3,654	(165,392)	44,333

Non-cash stock compensation	-	-	234	-	-	234
Net loss and comprehensive loss	-	-	-	27	(3,641)	(3,614)

Balance, March 31, 2020	160,478,059	185,754	20,551	3,681	(169,033)	40,953

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Three months ended March 31,
	2020	2019
Cash provided by
Operating activities
Net loss for the period	(3,641)	(4,302)
Items not affecting cash:
Stock based expense	234	188
Loss from net realizable value adjustments	2,282	1,965
Depreciation and amortization	1,111	1,098
Accretion of asset retirement obligations and reclamation	145	143
Amortization of deferred loan costs	17	30
Warrants mark to market gain	(273)	533
Gain on foreign exchange	(15)	(18)
Other loss	3	(2)
Change in non-cash working capital items:
Accounts receivable	16	4
Inventory	(2,189)	(2,225)
Prepaid expenses	111	(17)
Accounts payable and accrued liabilities	74	1,402
	(2,125)	(1,201)

Investing activities
Mineral property costs	-	(8)
Decrease (increase) in other deposits	(5)	-
Purchase of capital assets	(18)	(11)
	(23)	(19)

Financing activities
RSUs redeemed to pay withholding or paid in cash	-	(6)
Repayment of debt	-	(1,269)
	-	(1,275)

Effects of foreign exchange rate changes on cash	(10)	41

Net change in cash, cash equivalents and restricted cash	(2,158)	(2,454)
Beginning cash, cash equivalents and restricted cash	15,215	13,830
Ending cash, cash equivalents and restricted cash (note 15)	13,057	11,376

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

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

As at March 31, 2020, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.7 million which are due within normal trade terms of generally 30 to 60 days, a note payable of $12.4 million, and asset retirement obligations with estimated settlement dates until 2033. The payment schedule for the note was modified on October 1, 2019 to defer principal payments for eighteen months (see note 10).

On April 16, 2020, we received approximately $0.9 million under the U.S. Small Business Administration (“SBA”) Payroll Protection Program which was created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We believe that we will be able to meet the program requirements for forgiveness of a significant portion of this funding based on our payroll and other qualifying expenses for the eight-week period beginning on April 16, 2020 (see note 17).

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

In addition, most of our current assets except for prepaid expenses are immediately realizable, if necessary, while our current liabilities include a substantial portion that is not due for three months or more which, allows us to plan for those payments well in advance and address shortfalls, if any.

3.Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. The unaudited interim consolidated financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2019.  We apply the same accounting policies as in the prior year. The year-end balance sheet data were derived from the audited financial statements and certain information and footnote disclosures required by US GAAP have been condensed or omitted.

4.Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	March 31, 2020	December 31, 2019
	$	$
Cash on deposit at banks	1,870	1,755
Money market funds	3,724	5,997

	5,594	7,752

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.  Inventory

The Company’s inventory consists of the following:

	As at
	March 31, 2020	December 31, 2019
	$	$
In-process inventory	-	-
Plant inventory	42	-
Conversion facility inventory	7,291	7,426
	7,333	7,426
Inventory to be sold within 12 months	339	-
Long term inventory	6,994	7,426

In conjunction with our lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $2,282 and $10,263 for the three months ended March 31, 2020 and year ended December 31, 2019, respectively.

6.    Restricted Cash

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”) and the Bureau of Land Management (“BLM”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $29.9 million of coverage towards specific reclamation obligations are collateralized by the restricted cash at March 31, 2020.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2019	10,184	19,850	13,178	43,212

Amortization	(657)	-	-	(657)

Balance, March 31, 2020	9,527	19,850	13,178	42,555

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	March 31, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,452	3,326	126	3,452	3,311	141
Enclosures	33,008	10,594	22,414	33,008	10,181	22,827
Machinery and equipment	1,426	828	598	1,426	808	618
Furniture, fixtures and leasehold improvements	119	116	3	119	115	4
Information technology	1,120	1,078	42	1,100	1,072	28
ROU Assets	92	9	83	83	71	12

	39,217	15,951	23,266	39,188	15,558	23,630

9.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	March 31, 2020	December 31, 2019
	$	$
Accounts payable	439	523
Payroll and other taxes	1,539	1,483
Severance and ad valorem tax payable	203	205

	2,181	2,211

10.Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal was to be paid in 28 quarterly installments commencing January 1, 2015.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. The next principal payment is therefore due April 1, 2021 and the last payment will be due in April 2023.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing.

The following table summarizes the Company’s debt instrument.

	As at
	March 31, 2020	December 31, 2019
	$	$
Long term debt
State Bond Loan	12,441	12,441
Less deferred financing costs	(208)	(226)
	12,233	12,215

The schedule of remaining payments on outstanding debt as of March 31, 2020 is presented below.

	Total	2020	2021	2022	2023	Final payment
	$	$	$	$	$
State Bond Loan
Principal	12,441	-	3,971	5,566	2,904	01-Apr-23
Interest	1,448	358	659	368	63

Total	13,889	358	4,630	5,934	2,967

11.Asset Retirement and Reclamation Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek mine and Pathfinder projects and are equal to the present value of all estimated future costs required to remediate any environmental disturbances that exist as of the end of the period discounted using discount rates ranging from 0.33% to 7.25%. Included in this liability are the costs of closure, reclamation, demolition and stabilization of the mines, processing plants, infrastructure, aquifer restoration, waste dumps and ongoing post-closure environmental monitoring and maintenance costs.

At March 31, 2020, the total undiscounted amount of the future cash needs was estimated to be $29.8 million. The schedule of payments required to settle the ARO liability extends through 2033.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash discussed in note 6 is related to the surety bonds which provide security to the governmental agencies on these obligations.

	For the period ended
	March 31, 2020	December 31, 2019

	$	$
Beginning of period	30,972	30,384
Change in estimated liability	-	11
Accretion expense	145	577

End of period	31,117	30,972

12.Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of March 31, 2020 resulted in a  gain of  $273 for the three month period ended March 31, 2020 which is reflected on the unaudited interim consolidated statement of operations and comprehensive loss.

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

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2019	11,076,583	0.64

Forfeited	(23,889)	0.61

Outstanding, March 31, 2020	11,052,694	0.64

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the three months ended March 31, 2020 was less than  $0.1 million.

As of March 31, 2020, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.80	200,000	0.2	-	200,000	0.4	-	29-May-20
0.61	516,902	0.4	-	516,902	0.6	-	17-Aug-20
0.56	897,508	0.7	-	897,508	0.9	-	11-Dec-20
0.51	2,337,434	1.7	-	2,337,434	2.0	-	16-Dec-21
0.72	300,000	1.9	-	300,000	2.2	-	02-Mar-22
0.51	200,000	2.4	-	132,000	2.7	-	07-Sep-22
0.63	1,769,411	2.7	-	1,187,174	3.0	-	15-Dec-22
0.54	200,000	3.0	-	133,333	3.2	-	30-Mar-23
0.66	976,259	3.4	-	339,859	3.6	-	20-Aug-23
0.64	826,683	3.7	-	278,351	4.0	-	14-Dec-23
0.56	2,828,497	4.6	-	-	-	-	05-Nov-24

0.64	11,052,694	2.8	-	6,322,561	2.1	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.56 as of the last trading day in the period ended March 31, 2020, that would have been received by the option

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

holders had they exercised their options as of that date. There were no options issued or exercisable that were in the money at March 31, 2020.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
Balance, December 31, 2019	1,155,928	0.65

Forfeited	(5,973)	0.68

Outstanding, March 31, 2020	1,149,955	0.59

As of March 31, 2020, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	outstanding	life	intrinsic
Grant date	RSUs	(years)	value
			$
August 20, 2018	225,774	0.39	93
December 14, 2018	217,048	0.71	89
November 5, 2019	707,133	1.60	290

	1,149,955	1.19	472

As of September 30,  2019, one of our officers retired. Under the terms of our RSU Plan, his 54,431 outstanding RSUs automatically vested. On December 15, 2019, 28,686 RSUs were redeemed for Common Shares. The balance of his RSUs will be redeemed for cash or stock at the compensation committee’s discretion in conjunction with the scheduled redemptions of those grants.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrants

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 12). The following represents warrant activity during the period ended March 31, 2020:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
Outstanding, December 31, 2019	13,062,878	6,531,439	1.00

Outstanding, March 31, 2020	13,062,878	6,531,439	1.00

As of March 31, 2020, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	1.5	-	25-Sep-21

Share-based compensation expense

Share-based compensation expense was $0.2 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019.

As of March 31, 2020, there was approximately $1.3 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.5 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 2.1 years and 1.4 years, respectively.

No cash was received from the exercise of stock options for the three months ended March 31, 2020 or March 31, 2019.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs. There were no options or RSUs granted during

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

the three months ended March 31, 2020 and March 31, 2019.  We have used assumptions for the mark to market calculations related to the warrant liability.

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

Disaggregation of Revenues

The following table presents our revenues disaggregated by source and type:

	Three months ended March 31,
	2020		2019
	$		$
Sale of produced inventory
Company A	-	0.0%	2,406	50.0%
	-	0.0%	2,406	50.0%
Sales of purchased inventory
Company B	1,370	100.0%	-	0.0%
Company A	-	0.0%	2,406	50.0%
	1,370	100.0%	2,406	50.0%

	1,370	100.0%	4,812	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

15.Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	March 31, 2020	March 31, 2019
	$	$
Cash and cash equivalents	5,594	3,916
Restricted cash	7,463	7,460

	13,057	11,376

16.Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $1.0 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $12.1 million at risk at March 31, 2020 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2020.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at March 31, 2020, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.7 million which are due within normal trade terms of generally 30 to 60 days and a note payable which will be payable over a period of approximately three years as a result of the amendment to the note (see note 10).

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

We entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc. (May 2016, as amended August 2017) under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000.  We have not used the facility in 2020.

We expect that any major capital projects will be funded by operating cash flow, cash on hand or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing to which there is no assurance that such financing will be available at all or on terms acceptable to us.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the three months ended March 31, 2020 or the comparable three months in 2019. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

17.    Subsequent Event

Working with our primary bank, Bank of Oklahoma Financial, we applied for and obtained two loans (one for each of our subsidiaries with U.S. payroll obligations)  under the Paycheck Protection Program through the SBA. The program is a part of the CARES Act enacted by Congress March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The total combined loan amount we qualified for was approximately $0.9 million, which we received on April 16, 2020.

Under the program, the repayment of these loans, including interest, will be forgiven based on payroll, payroll-related, and other allowable costs incurred in the eight-week period following the funding of the loans.  In order to have the full amount of the loans forgiven, the following requirements must be met in that eight-week period, and be sufficiently documented:

1.	Spend not less than 75% of loan proceeds on eligible payroll costs;
2.	Spend the remaining 25% of loan proceeds on
a.	additional payroll costs above 75%;
b.	payments of interest on mortgage obligations incurred before February 15, 2020;
c.	rent payments on leases dated before February 15, 2020; and/or
d.	utility payments under service agreements dated before February 15, 2020.
3.	Maintain employee compensation levels (subject to specific program requirements).

The program provides for an initial six-month deferral of payments. Any amount owing on the loan has a two-year maturity (April 16, 2022), with an interest rate of one percent per annum. We anticipate a significant portion of the loans will meet the requirements for forgiveness under this program.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Ur-Energy has one wholly-owned subsidiary: Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated February 28, 2020.

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process uranium oxide (“U3O8”) for shipping to a third-party conversion facility to be weighed, assayed and stored until sold.

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

As has been true since we commenced operations and sales, we have term uranium sales agreements in place with U.S. utilities for the sale in 2020 of U3O8 product at contracted pricing. We are contractually committed to sell 200,000 pounds of U3O8 during 2020, at an average price of approximately $42 per pound. Last year, we worked with our customers to establish a delivery schedule for these commitments which were scheduled for H1 2020. We entered into purchase agreements for delivery of purchased product into our contractual commitments for the 200,000 pounds of U3O8. The average cost of the purchases is $26 per pound. We delivered a portion of those 2020 contractual commitments (33,000 pounds) in Q1, and delivered the remaining amount (167,000 pounds) early in Q2.

COVID-19 (Coronavirus)

In addition to our Wyoming-based staff at Lost Creek, and in our Casper operations office, our corporate services group works in an office in Littleton, Colorado (in the Denver metropolitan area). Since mid-March, we have adhered to the White House and CDC guidance of asking personnel to work remote, if their job responsibilities allow them to do so – this includes both the Littleton and Casper-based staff. We have also been guided by Colorado’s “stay home” orders, and Wyoming’s restrictions and guidance, with respect to our various site locations. Our staff has, thus far, remained healthy. Due to the persistently depressed uranium market, our staff at Lost Creek has been reduced by 67% percent through the reductions in force we have implemented since 2016. This does not include the complete elimination of contract work performed at the site. With the fewer remaining employees commuting to and working at Lost Creek, we have altered certain work and commuting arrangements to the site, implemented physical distancing procedures and other suggested precautions, and continue to assess the evolving situation. Similarly, our production at Lost Creek has been intentionally reduced by more than 97% since the beginning of 2016. The COVID-19 situation has not yet altered our currently planned production guidance for 2020 at Lost Creek, which remains at minimal levels (see below). Because our final scheduled sale of 2020,  on April 1, was completed by book transfer (effectively a paper transaction),  then-existing COVID-19 restrictions did not impede the transfer.

SBA Paycheck Protection Program

In response to the COVID-19 (Coronavirus) pandemic, Congress enacted the CARES Act on March 27, 2020. Among other provisions, it created the Paycheck Protection Program through the SBA. As an eligible borrower under the program, we worked solely with our primary bank in Littleton, Bank of Oklahoma Financial, to apply for two loans (one for each of our subsidiaries with U.S. payroll obligations) to support continuing operations and payroll obligations, and in efforts to avoid further reductions in force or furloughs. Following review of our applications by our lender and the SBA, and having met program requirements, we were approved for both loans by the SBA. The total combined loan amount we qualified for under the program was approximately $0.9 million, which we received on April 16, 2020 (see further discussion below under Liquidity Outlook).

U.S. Nuclear Fuel Working Group and Recent Market Changes

On July 12, 2019, the White House issued a “Memorandum on the Effect of Uranium Imports on the National Security and Establishment of the United States Nuclear Fuel Working Group” (the “President’s Memorandum”), through which it established the United States Nuclear Fuel Working Group (the “Working Group”) to develop recommendations for reviving and expanding domestic uranium production. On April 23, 2020, the Working Group, through the Department of Energy, released its report, “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” Relevant to uranium miners, the recommendations included, first, that the U.S. government should make direct purchases of 17 to 19 million total pounds of U3O8 to replenish the American Assured Fuel Supply uranium reserve,  through direct purchases proposed to commence in 2020. Additionally, it is recommended that a new national uranium reserve be established through the Department of Energy’s proposed budgeted purchases for ten years, beginning in FY2021. If implemented, these purchases would provide direct support to the front end of the fuel cycle and help re-establish our nation’s critical capabilities. As included in the President’s FY2021 Budget Request, during the first year, it is expected that the reserve would directly support the operation of at least two U.S. uranium mines and the sole U.S. conversion facility. The 10-year budget item is for $150 million per year.

Additionally, the report calls for support of the Department of Commerce’s efforts to extend the Russian Suspension Agreement to protect against future uranium dumping. A lower cap on Russian imports should be considered. Consistent with many of the conclusions in the report finding myriad national security concerns, another of the recommendations is that the NRC be permitted to deny imports of nuclear fuel fabricated in

Russia or China for national security purposes. In its ground-up approach, the report then recommends a restart of the sole U.S. conversion plant beginning no later than 2022 and produce 6,000 to 7,500 tons of UF6 and thereafter to restart domestic enrichment in or about 2023, with at least 25% of material being unobligated. By law, unobligated material must be sourced domestically. There can be no certainty of the final outcome of the Working Group’s findings and recommendations in terms of how and when the recommendations to assure national security will be implemented.

During Q1 and in early Q2, several announcements have had an impact on the global uranium market. In March, Cameco announced the temporary suspension of production at its Cigar Lake uranium mine due to concerns over the COVID-19 pandemic. The suspension of Cigar Lake meant that there is no ongoing production in Canada. At the same time, processing at the related McClean Lake Mill was also suspended. Subsequently, Kazatomprom announced its plan to reduce onsite staff to minimum numbers and reduce its production plans for 2020 by approximately 10.4 million pounds U3O8. The reduction is expected to continue for at least a three-month period following the early April announcement. Cameco subsequently addressed this announcement (as to its ownership stake in Kazakh projects), and announced its plan to suspend processing at its Port Hope UF6 conversion facility for four weeks. More recently, Cameco announced it was extending the suspension of Cigar Lake for an indeterminate length of time. Cameco’s announcements mean there is no longer a conversion facility operating in North America and there is no meaningful uranium production in North America

Mineral Rights and Properties

We currently have 12 U.S. uranium properties. Ten of our uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 37,500 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). In the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,700 Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in Fremont County, Wyoming.  Our Excel gold project holds approximately 2,100 acres of mining claims in Nevada.

Lost Creek Property

For the three months ended March 31, 2020,  4,113  pounds of U3O8 were captured within the Lost Creek plant and 1,433 pounds of U3O8 were packaged in drums. Our inventory at the converter totaled approximately 268,552 at March 31, 2020. The Results of Operations are detailed further below.

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East Project immediately adjacent to the Lost Creek Project. Reviews by WDEQ continue to progress. The BLM has completed its review and granted approval. We anticipate that all permits and authorizations for the modification of the Lost Creek licenses and permits to recover uranium in the LC East Project will be completed in 2020.

Shirley Basin Project

WDEQ continues with its review of our applications for a permit to mine and for a source material license for our Shirley Basin Project. We anticipate the State processes to be complete, with necessary permits and authorizations received, in 2020.  The BLM has completed its review and granted approval of the project. Additionally, work is well underway on initial engineering evaluations, designs and studies for the development of Shirley Basin operations.

Results of Operations

The following tables provide detailed financial information on our sales, cost of sales, gross profit and production and ending inventory as they relate to U3O8 pounds.

Reconciliation of Non-GAAP measures with US GAAP financial statement presentation

The U3O8 and cost per pound measures included in the following tables do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. Where applicable, reconciliation of these measures to US GAAP financial statement presentation are included within the respective table.

Sales

	Unit	2020 Q1	2019 Q4	2019 Q3	2019 Q2

U3O8 Sales Reconciliation (1)

Sales per financial statements	$000	$1,370	$10,849	$5,115	$11,479
Less disposal fees	$000	$-	$(1)	$-	$(2)
U3O8 sales	$000	$1,370	$10,848	$5,115	$11,477
U3O8 pounds sold	lb	33,000	180,000	122,500	265,000
U3O8 price per pound sold	$/lb	$41.52	$60.26	$41.76	$43.31

U3O8 Sales by Product

U3O8 Sales
Produced	$000	$-	$-	$-	$7,482
Purchased	$000	$1,370	$10,848	$5,115	$3,995
	$000	$1,370	$10,848	$5,115	$11,477

U3O8 Pounds Sold
Produced	lb	-	-	-	165,000
Purchased	lb	33,000	180,000	122,500	100,000
	lb	33,000	180,000	122,500	265,000

U3O8 Price per Pounds Sold
Produced	$/lb	$-	$-	$-	$45.35
Purchased	$/lb	$41.52	$60.26	$41.76	$39.95
	$/lb	$41.52	$60.26	$41.76	$43.31

Note:

1.

Sales per the financial statements include revenues from disposal fees received at Shirley Basin. The disposal fees do not relate to U3O8 pounds sold and are excluded from the U3O8 sales and U3O8 price per pound sold figures.

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

In 2020 Q1, we sold 33,000 purchased pounds under a  term contract at an average price of $41.52 per pound.  In early April, we sold 167,000 pounds of purchased inventory at an average price per pound of $41.51 for revenues of $6.9 million. There were no sales of produced inventory in the first quarter and we do not anticipate any sales of produced inventory in 2020.

Cost of Sales

	Unit	2020 Q1	2019 Q4	2019 Q3	2019 Q2

U3O8 Cost of Sales Reconciliation (1)

Cost of sales per financial statements	$000	$3,105	$6,451	$7,515	$11,163
Lower of cost or NRV adjustment	$000	$(2,282)	$(2,074)	$(4,087)	$(2,137)
U3O8 cost of sales	$000	$823	$4,377	$3,428	$9,026
U3O8 pounds sold	lb	33,000	180,000	122,500	265,000
U3O8 cost per pound sold	$/lb	$24.94	$24.31	$27.98	$34.06

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	$3	$22	$(14)	$17
Wellfield cash costs	$000	$128	$158	$210	$264
Wellfield non-cash costs	$000	$618	$611	$611	$612
Plant cash costs	$000	$910	$898	$1,045	$1,134
Plant non-cash costs	$000	$490	$494	$490	$490
Distribution costs	$000	$-	$26	$12	$27
Inventory change	$000	$(2,149)	$(2,209)	$(2,354)	$3,702
Produced	$000	$-	$-	$-	$6,246
Purchased	$000	$823	$4,377	$3,428	$2,780
	$000	$823	$4,377	$3,428	$9,026

U3O8 Pounds Sold
Produced	lb	-	-	-	165,000
Purchased	lb	33,000	180,000	122,500	100,000
	lb	33,000	180,000	122,500	265,000

U3O8 Cost per Pound Sold
Produced	$/lb	$-	$-	$-	$37.85
Purchased	$/lb	$24.94	$24.31	$27.98	$27.80
	$/lb	$24.94	$24.31	$27.98	$34.06

Note:

1.

Cost of sales per the financial statements include lower of cost or net realizable value (“NRV”) adjustments. The NRV adjustments do not relate to U3O8 pounds sold and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures.

Cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV are charged to cost of sales per the financial statements. These NRV adjustments are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures because they relate to the pounds of U3O8 in ending inventory and do not relate to the pounds of U3O8 sold during the period.

In 2020 Q1, we sold 33,000 pounds of purchased inventory. The 33,000 pounds were purchased at a weighted average cost of $24.94 per pound. In early April, we sold 167,000 pounds of purchased inventory.  The pounds were purchased at an average cost per pound of $26.01 and cost of sales amounted to $4.3 million. There were no sales of produced inventory in the first quarter, and therefore, no cost of sales from produced inventory.  We do not anticipate any sales of produced inventory in 2020.

Gross Profit

	Unit	2020 Q1	2019 Q4	2019 Q3	2019 Q2

U3O8 Gross Profit by Product

U3O8 Sales (see Sales Table)
Produced	$000	$-	$-	$-	$7,482
Purchased	$000	$1,370	$10,848	$5,115	$3,995
	$000	$1,370	$10,848	$5,115	$11,477

U3O8 Cost of Sales (see Cost of Sales Table)
Produced	$000	$-	$-	$-	$6,246
Purchased	$000	$823	$4,377	$3,428	$2,780
	$000	$823	$4,377	$3,428	$9,026

U3O8 Gross Profit
Produced	$000	$-	$-	$-	$1,236
Purchased	$000	$547	$6,471	$1,687	$1,215
	$000	$547	$6,471	$1,687	$2,451

U3O8 Pounds Sold
Produced	lb	-	-	-	165,000
Purchased	lb	33,000	180,000	122,500	100,000
	lb	33,000	180,000	122,500	265,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	$-	$-	$-	$7.49
Purchased	$/lb	$16.58	$35.95	$13.78	$12.15
	$/lb	$16.58	$35.95	$13.78	$9.26

U3O8 Gross Profit Margin
Produced	%	0.0%	0.0%	0.0%	16.5%
Purchased	%	39.9%	59.7%	32.9%	30.4%
	%	39.9%	59.7%	32.9%	21.4%

The last produced inventory was sold in 2019 Q2. Since then, all sales have been from purchased inventory. In 2020 Q1, we sold 33,000 pounds of purchased inventory for $41.52 per pound. The pounds were purchased for a weighted average cost of $24.94 per pound. The resulting gross profit was $16.58 per pound.

Production and Ending Inventory

	Unit	31-Mar-20	31-Dec-19	30-Sep-19	30-Jun-19

U3O8 Production

Pounds captured	lb	4,113	5,004	7,256	13,146
Pounds drummed	lb	1,433	7,116	9,367	13,296
Pounds shipped	lb	-	20,643	37,710	-
Pounds purchased	lb	33,000	180,000	122,500	100,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	8,304	5,396	8,074	10,221
Plant inventory	lb	1,433	-	13,526	41,871
Conversion inventory - produced	lb	219,802	220,053	199,411	161,700
Conversion inventory - purchased	lb	48,750	48,750	48,750	48,750
	lb	278,289	274,199	269,761	262,542

Value
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$42	$-	$384	$1,638
Conversion inventory - produced	$000	$6,082	$6,250	$5,721	$6,134
Conversion inventory - purchased	$000	$1,209	$1,176	$1,252	$1,355
	$000	$7,333	$7,426	$7,357	$9,127

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$29.31	$-	$28.39	$39.12
Conversion inventory - produced	$/lb	$27.67	$28.40	$28.69	$37.93
Conversion inventory - purchased	$/lb	$24.80	$24.12	$25.68	$27.80

Conversion inventory - produced:
Ad valorem and severance tax	$/lb	$0.75	$0.77	$0.91	$1.52
Cash cost	$/lb	$17.49	$17.95	$18.28	$24.00
Non-cash cost	$/lb	$9.43	$9.68	$9.50	$12.41
	$/lb	$27.67	$28.40	$28.69	$37.93

Production levels during the current quarter decreased as the maturing MU2 header houses exhibited normal production curve declines. Production rates were better than guidance for the quarter. We have intentionally restricted our production in light of the persistently weak uranium market.

Pounds captured decreased 891 pounds from 2019 Q4 as we have added no new header houses since May 2018.  Because of the lower capture levels, we are only drumming when we have enough material to economically operate the dryers. Pounds drummed decreased 5,683 pounds from 2019 Q4 as packaging only occurs on an as-needed basis to minimize costs. There were no shipments in the quarter as we shipped all available product to the conversion facility in December 2019 and have not drummed enough product in 2020 to justify a shipment.

Production costs attributed to inventory decreased three percent from the previous quarter.  Ad valorem and severance taxes decreased due to a reduction in the factor used in the calculation of the taxes and because of lower production rates. Wellfield cash costs decreased 18 percent from 2019 Q4 due to decreases in labor and repair costs while wellfield non-cash costs increased slightly from 2019 Q4 due to depreciation on additional ARO assets. Plant cash costs increased slightly due to the higher costs associated with a severe winter.  Plant non-cash costs were unchanged.

At the end of the quarter, we had approximately 268,552 pounds of U3O8 at the conversion facility including 219,802 produced pounds at an average cost per pound of $27.67, and 48,750 purchased pounds at an average cost of $24.80 per pound.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table summarize the results of operations for the three months ended March 31, 2020 and 2019 (in thousands of U.S. dollars):

	Three months ended March 31,
	2020	2019
	$	$
Sales	1,370	4,812
Cost of sales	(3,105)	(5,146)
Gross profit (loss)	(1,735)	(334)
Exploration and evaluation expense	(391)	(774)
Development expense	(273)	(166)
General and administrative expense	(1,253)	(2,138)
Accretion	(145)	(143)
Net loss from operations	(3,797)	(3,555)
Interest expense (net)	(132)	(196)
Warrant mark to market gain	273	(533)
Foreign exchange loss	15	(18)
Net loss	(3,641)	(4,302)

Loss per share – basic and diluted	(0.02)	(0.03)

U3O8 price per pound sold	41.52	49.35

U3O8 cost per pound sold	24.94	32.63

U3O8 gross profit per pound sold	16.58	16.72

Sales

We sold 33,000 pounds of U3O8 during the three months ended March 31, 2020 for an average price of $41.52 per pound. We sold a total of 97,500 pounds of U3O8 during the three months ended March 31, 2019 for an average price of $49.35 per pound. The sales were all from term contracts.

Cost of Sales

Cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV are charged to cost of sales per the financial statements. These NRV adjustments are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures because they relate to the pounds of U3O8 in ending inventory and do not relate to the pounds of U3O8 sold during the period.

All the sales in Q1 2020 were from purchased product. The weighted average purchase price was $24.94 per pound. In Q1 2019, half of the product sold was from purchased inventory and half was from produced inventory. The cost per pound of the produced inventory was higher than the purchased inventory, which led to the higher average cost per pound sold in 2019 Q1 as compared to 2020 Q1.

In the three months ended March 31, 2020, cost of sales per the financial statements included $2.3 in lower of cost or NRV adjustments compared to $2.0 million in the comparable period in 2019.

Gross Profit

The gross loss per the financial statements for the three months ended March 31, 2020 was $1.7 million.  Excluding the lower of cost or NRV adjustments, the U3O8 gross profit was $0.5 million for quarter, which represents a gross profit margin of approximately 40%. Gross profit of $1.6 million in the three months ended March 31, 2019 represents a gross profit margin of approximately 34%. The primary reason for the lower gross profit margin in 2019 was because it included sales of higher cost produced pounds, which increased the cost per pound sold in that year.

Operating Expenses

Total operating expense for the three months ended March 31, 2020  was $2.1 million. Operating expenses include exploration and evaluation expense, development expense, G&A expense and accretion.  These expenses were substantially lower than the three-month periods ended March 31, 2019, which were $3.2 million. Lower labor costs accounted for most of the favorable difference. 2019 Q1 labor costs included the annual bonus payments related to the 2018 fiscal year. After considering the uranium market, and other factors including worldwide economic conditions and market reaction to COVID-19, the 2020 bonus payments related to the 2019 fiscal year were deferred. Our board may, in the future, consider the feasibility of making some payout of the bonus amounts.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the permitting or operations stage. These expenses were $0.4 million for the three-month period ended March 31, 2020 and $0.8  million for the comparable period in 2019. All costs associated with the geology, regulatory compliance and evaluation departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category. The decrease in 2020 Q1 is primarily due to the decision to defer bonus payments.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin which is in a more advanced stage and Lucky Mc which is near the end of reclamation of the historic mine site. Development expenses increased by $0.1 million during the three months ended March 31, 2020, compared to the same period in 2019.  The increase related to an adjustment to the accrual of Nuclear Regulatory Commission estimated fees in 2019 as a result of the transfer of reporting to the Wyoming URP program.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense decreased $0.9 million for the three months ended March 31, 2020 compared to 2019.  The decrease was mainly attributable to the decisions to defer bonus payments, and a reduction in legal and related fees associated with the Section 232 action.

Other Income and Expenses

Net interest expense declined $0.1 million during the three months ended March 31, 2020 compared to the prior year. The expense decline was directly attributable to the lower principal balance in 2020 Q1 as compared to 2019 Q1.

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The fair value of the liability is adjusted quarterly using the Black-Scholes technique as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of March 31, 2020 resulted in a gain of $0.3 million while the revaluation at March 31, 2019 resulted in a loss for the period of $0.5 million.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three months ended March 31, 2020 were $0.02 compared to basic and diluted losses of $0.03 per share for the same period in 2019. The diluted losses per common share were equal to the basic losses per common share as there is no dilution for options, warrants and RSUs when net losses are experienced.

Liquidity and Capital Resources

As of March 31, 2020, we had cash resources consisting of cash and cash equivalents of $5.6 million, a decrease of $2.2 million from the December 31, 2019 balance of $7.8 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $2.1 million for operating activities during the three months ended March 31, 2020. During the same period, we used less than $0.1 million for both investing and financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments which commenced January 1, 2015. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of March 31, 2020, the balance of the State Bond Loan was $12.4 million. On October 1, 2019, the Sweetwater County Board of Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. The next principal payment is therefore due April 1, 2021 and the final payment  is now due in April 2023.

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

We entered into an At Market Issuance Sales Agreement with MLV & Co. LLC and B Riley FBR, Inc. (May 27, 2016, as amended August 2017), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the distribution agents for aggregate sales proceeds of up to $10,000,000. There were no shares sold under this agreement in 2019 or in the first three months of 2020.

Collections from U3O8 sales for the three months ended March 31, 2020 totaled $1.4 million.

Operating activities used cash of $2.1 million during the three months ended March 31, 2020 as compared to $1.2 million during the same period in 2019.  The primary reason for the unfavorable variance is that although the U3O8 gross profit for each year was approximately $17 per pound, we sold 64,500 fewer pounds in 2020 Q1 compared to 2019 Q1.

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

In response to the COVID-19 (Coronavirus) pandemic, Congress enacted the CARES Act on March 27, 2020. Among other provisions, it created the Paycheck Protection Program through the SBA. Working with our primary bank, Bank of Oklahoma Financial, we applied for and obtained two loans (one for each of our subsidiaries with U.S. payroll obligations) under this program. The total combined loan amount we qualified for was approximately $0.9 million, which we received on April 16, 2020. (See also the discussion above under Business Overview / SBA Paycheck Protection Program.)

Under the program, the repayment of these loans, including interest, will be forgiven based on payroll, payroll-related, and other allowable costs incurred in the eight-week period following the funding of the loans. In order to have the full amount of the loans forgiven, the following requirements must be met in that eight-week period, and be sufficiently documented:

(1)	Spend not less than 75% of loan proceeds on eligible payroll costs;
(2)	Spend the remaining 25% of loan proceeds on
a.	additional payroll costs above 75%;
b.	payments of interest on mortgage obligations incurred before February 15, 2020;
c.	rent payments on leases dated before February 15, 2020; and/or
d.	utility payments under service agreements dated before February 15, 2020.
(3)	Maintain employee compensation levels (subject to specific program requirements).

The program provides for an initial six-month deferral of payments. Any amount owing on the loan has a two-year maturity (April 16, 2022), with an interest rate of one percent per annum. We anticipate that a significant portion of the loans will meet the requirements for forgiveness under this program.

Looking Ahead

Our remaining sale under contract in 2020 occurred on April 1, 2020.

As at May 6, 2020, our unrestricted cash position was $7.0 million. In April, we received $0.9 million from the SBA loans discussed above and collected net proceeds of $2.6 million from the sale of 167,000 pounds at $41.52 per pound. The pounds were purchased for an average cash cost of $26.01 per pound.

Recent market activity, driven by production suspensions and reductions, has elevated U3O8 spot prices by as much as 36% in the past several weeks to over $33 per pound. The suspensions and closures are generally related to the COVID-19 pandemic. In recent weeks, we have seen the suspension of Cigar Lake, Rossing, and then Husab, as well as lower production guidance announced by Kazatomprom. This amounts to as much as 46 million pounds of primary production on an annualized basis removed from the market. While this increase in uranium pricing is encouraging, it remains to be seen if long-term contracts will follow and once again become available to support sustained development and operations on an economical basis.

As we watch primary uranium production in the U.S., and now in North America, decline to inconsequential levels, it is also historic that North America no longer has any UF6 conversion output. On April 8, 2020, operations at the Port Hope UF6 conversion facility were suspended, which also forced the closure of the Blind River UO3 refinery. In the U.S., ConverDyn’s conversion has been idled since 2017.

At the same time, we note that 2019 was a record year for U.S. nuclear electricity production. Recently, the Nuclear Energy Institute noted key take-aways from 2019 with regard to the U.S. nuclear industry. Among them, after producing nearly 20 percent of all U.S. electricity production and nearly 55 percent of all carbon-free generation in 2019, U.S. nuclear power plants generated the highest amount of electricity since the birth of commercial nuclear power in 1957. This is good news because that record nuclear power generation avoided over 476 million metric tons of carbon emissions. But, is it sustainable when you consider that primary uranium production in North America now stands at virtually zero?

Global demand growth has not subsided either. On April 14, 2020, China’s Nuclear Safety Inspection Department reported that the coronavirus outbreak will have no impact on the progress of nuclear power plant construction in China in the short term, nor have reactors already in operation been affected. Global demand growth will most likely continue, if not increase, in the long-term.

Considering the current state of uranium production and conversion capacity in the U.S. (and now North America), combined with the growing demand for uranium here and around the world, we were relieved to see that the Working Group also realizes that aggressive action must be taken to preserve what remains of the domestic uranium industry before our U.S. nuclear utilities face the consequences of a serious supply disruption.

On April 23, 2020, the Working Group released their Plan to Revitalize the Domestic Uranium Mining Industry, which details the steps required to revitalize the domestic uranium mining and broader nuclear industries. As set forth above, the most relevant recommendation for the uranium mining sector is that the U.S. government should make direct purchases of 17 to 19 million total pounds of U3O8 to replenish the American Assured Fuel Supply uranium reserve. Additionally, the report recommends the establishment of a national uranium reserve, which is included in the President’s Fiscal Year 2021 Budget Request; during the first year, it is expected that the reserve would directly support the operation of at least two U.S. uranium mines. The budget item is for $150 million per year from FY2021 to FY2030. Additionally, the report calls for support of the Department of Commerce’s efforts to extend the RSA to protect against future uranium dumping. A lower cap on Russian imports should be considered.

Consistent with many of the conclusions in the report finding myriad national security concerns, another of the recommendations is that the NRC be permitted to deny imports of nuclear fuel fabricated in Russia or China for national security purposes. In its ground-up approach, the report then recommends a restart the U.S.’s sole conversion plant and thereafter the restart of domestic enrichment, with reserved amounts for unobligated material. By law, unobligated material must be sourced domestically.

The Company stands ready to supply its portion of the new national uranium reserve. We have maintained operational readiness at our fully-permitted Lost Creek Mine with experienced technical and operational staff and a well-maintained plant. More than six and a half years into production at Lost Creek, we are still producing in the first mine unit and the initial three header houses of the second mine unit. Ur-Energy is prepared to rapidly expand uranium production at Lost Creek, to an annualized runrate of one million pounds.

The Lost Creek facility has the constructed and licensed capacity to produce up to two million pounds of U3O8 per year and the previously-reported mineral resources to feed the processing plant for many years to come. A ramp-up of production at Lost Creek will continue with further development in the fully-permitted first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Property Preliminary Economic Assessment, as amended.  With future development and construction in mind, our current staff members were retained as having the greatest level of experience and adaptability allowing for an easier transition back to full operations. Lost Creek operations can increase to full production rates in as little as six months following a go decision, simply by developing additional header houses within the fully permitted MU2. Development expenses during this time are estimated to be approximately $14 million and are almost entirely related to MU2 drilling and header house construction costs.

While the Working Group’s recently released plan is encouraging, there can be no certainty of the final outcome of the Working Group’s findings and recommendations, or the timing and impact of any actions taken in response to those findings and recommendations, including the budget appropriations process related to the national uranium reserve. The outcome of this continuing process and its effects on the U.S. uranium market, therefore, remains uncertain. We look forward with great interest to the President’s next steps to solidify the Working Group’s recommendations and provide much needed clarity to the uranium mining industry, and hope that the Administration acts with the necessary sense of urgency, heeding the language of the Working Group’s report that the “risks are most immediate” in the production and conversion of domestic uranium which are “the most vulnerable facing imminent collapse.” Until such time, we will continue to minimize costs and maximize ‘runway’ to maintain current operations and avoid unnecessary dilution while maintaining the operational readiness needed to ramp-up production when called upon.

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

As of March 31, 2020, the average current spot and long-term prices of U3O8 were $27.35 and $32.50, respectively. This compares to prices of $24.93 and $32.50 as of December 31, 2019. The prices have continued to increase in April as a result of the reductions in global production, but the long-term prices have yet to respond to the trend and the volume of transactions remains low.

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

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of May 6, 2020, we had outstanding 160,478,059 Common Shares and 11,052,694 options to acquire Common Shares.

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

Currency risk

At March 31, 2020, we maintained a balance of approximately $0.3 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $33.70 per pound as of May 6, 2020 as reported by TradeTech, LLC and UxC, LLC.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

In addition to our previously stated risk factors, set forth in our Annual Report on Form 10-K, we add the following with respect to COVID-19 (Coronavirus).

COVID-19 (Coronavirus), declared a pandemic in March 2020, has had a significant negative impact on the global economy and commodity and equity markets, and the outlook remains uncertain. Although none of our staff has yet been directly affected, falling ill, the pandemic situation poses risk to our business and operations, and could adversely impact our operations, business and financial condition if our employees, regulators, suppliers or other business partners are prevented from conducting routine operations for periods of time.  While we are monitoring these conditions including government restrictions on movement and operations, it is impossible to predict the extent of any such impact or the levels of success of responsive actions to impacts, as the circumstances continue to evolve, including in unforeseeable ways. We are a highly-regulated industry and while the regulators are standing by to address operational impacts from illness, governmental restrictions and other effects, it remains uncertain whether all impacts can be timely addressed with our operations and with the regulators. We are and will remain fully engaged with our employees in our efforts to protect their health and safety.

To the extent the COVID-19 (Coronavirus) pandemic may adversely affect our business and financial results as discussed above, it may also have the effect of heightening many of the other risks described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 such as those relating to our ability to access additional capital, which could negatively affect our business. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 (Coronavirus) pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 (Coronavirus) situation closely.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith

10.14	Ur-Energy USA Inc. SBA Payroll Protection Program Promissory Note				X

10.15	Lost Creek ISR LLC SBA Payroll Protection Program Promissory Note				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document				X

101.LAB	XBRL Labels Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR -ENERGY INC.

Date: May 8, 2020	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)