Form 10-Q
period 2020-06-30
UR-ENERGY INC
filed 2020-08-05
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ◻                     Accelerated filer ☑               Non-accelerated filer ◻             Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of July 31, 2020, there were 160,478,059 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe, reduced-level production operations at Lost Creek; (ii) the outcome of our production projections for 2020; (iii) the impacts of COVID-19 (Coronavirus) on our business, operations, and financial liquidity, and the impacts of the pandemic directly and indirectly on the uranium market; (iv) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East Project; (v) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and as may be advantageous to the Company; (vi) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vii) resolution of the continuing challenges within the uranium market, including supply and demand projections; (viii) the timing and impact of implementation of recommendations made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production; (ix) the outcome of ongoing efforts to extend the restrictions imposed by the Russian Suspension Agreement or to otherwise safeguard the U.S. from renewed dumping of Russian uranium products into our markets; (x) whether cost-savings measures which have been and will be implemented will be sufficient to support our operations; (xi) the level of loan forgiveness to be obtained for our loans under the SBA Paycheck Protection Program; and (xii) the ability and timing to ramp up when market conditions warrant, as well as the costs and level of dilution in doing so. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company"

under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 28, 2020.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Unaudited Interim Consolidated Balance Sheets

(expressed in thousands of U.S. dollars)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents (note 4)	5,567	7,752
Accounts receivable	7	22
Inventory (note 5)	7,485	-
Prepaid expenses	969	885
	14,028	8,659
Inventory (note 5)	-	7,426
Restricted cash (note 6)	7,463	7,463
Mineral properties (note 7)	41,958	43,212
Capital assets (note 8)	22,812	23,630
	72,233	81,731
	86,261	90,390
Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities (note 9)	2,255	2,211
Current portion of long term debt (note 10)	1,683	-
Environmental remediation accrual	75	72
	4,013	2,283
Notes payable (note 10)	11,460	12,215
Lease liability	70	12
Asset retirement obligations (note 11)	31,260	30,972
Other liabilities - warrants (note 12)	498	575
	43,288	43,774
	47,301	46,057
Shareholders' equity (note 13)
Share Capital
Class A preferred shares, without par value, unlimited shares authorized; no shares issued and outstanding	-	-
Common shares, without par value, unlimited shares authorized; shares issued and outstanding: 160,478,059 at June 30, 2020 and 160,478,059 at December 31, 2019	185,754	185,754
Contributed surplus	20,781	20,317
Accumulated other comprehensive income	3,685	3,654
Deficit	(171,260)	(165,392)
	38,960	44,333
	86,261	90,390

The accompanying notes are an integral part of these interim consolidated financial statements.

Approved by the Board of Directors

/s/ Jeffrey T. Klenda, Chairman of the Board /s/ Thomas Parker, Director

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss

(expressed in thousands of U.S. dollars except for share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Sales (note 14)	6,934	11,479	8,304	16,291
Cost of sales	(6,517)	(11,163)	(9,622)	(16,309)

Gross profit (loss)	417	316	(1,318)	(18)

Operating Expenses

Exploration and evaluation	(554)	(490)	(945)	(1,264)
Development	(343)	(292)	(616)	(458)
General and administrative	(1,187)	(1,153)	(2,440)	(3,291)
Accretion of asset retirement obligations (note 11)	(143)	(144)	(288)	(287)

Loss from operations	(1,810)	(1,763)	(5,607)	(5,318)

Net interest expense	(195)	(168)	(327)	(364)
Warrant mark to market adjustment	(231)	(105)	42	(638)
Foreign exchange gain (loss)	(8)	(10)	7	(28)
Other income	17	15	17	15

Net loss for the period	(2,227)	(2,031)	(5,868)	(6,333)

Loss per common share
Basic and diluted	(0.01)	(0.01)	(0.04)	(0.04)
Weighted average number of common shares outstanding
Basic and diluted	160,478,059	159,820,583	160,478,059	159,775,245

COMPREHENSIVE LOSS
Net loss for the period	(2,227)	(2,031)	(5,868)	(6,333)
Other Comprehensive loss, net of tax
Translation adjustment on foreign operations	4	(24)	31	(23)
Comprehensive loss for the period	(2,223)	(2,055)	(5,837)	(6,356)

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statement of Shareholders’ Equity

(expressed in thousands of U.S. dollars except for share data)

				Accumulated
				Other
	Capital Stock		Contributed	Comprehensive		Shareholders'
	Shares	Amount	Surplus	Income	Deficit	Equity
	#	$	$	$	$	$
Balance, December 31, 2018	159,729,403	185,221	19,930	3,670	(156,974)	51,847

Redemption of vested RSUs	-	-	(6)	-	-	(6)
Non-cash stock compensation	-	-	188	-	-	188
Net loss and comprehensive loss	-	-	-	1	(4,302)	(4,301)

Balance, March 31, 2019	159,729,403	185,221	20,112	3,671	(161,276)	47,728

Exercise of stock options	206,160	190	(56)	-	-	134
Redemption of vested RSUs	-	-	(1)	-	-	(1)
Non-cash stock compensation	-	-	182			182
Net loss and comprehensive loss	-	-	-	(24)	(2,031)	(2,055)

Balance, June 30, 2019	159,935,563	185,411	20,237	3,647	(163,307)	45,988

Balance, December 31, 2019	160,478,059	185,754	20,317	3,654	(165,392)	44,333

Non-cash stock compensation	-	-	234	-	-	234
Net loss and comprehensive loss	-	-	-	27	(3,641)	(3,614)

Balance, March 31, 2020	160,478,059	185,754	20,551	3,681	(169,033)	40,953

Non-cash stock compensation	-	-	230	-	-	230
Net loss and comprehensive loss	-	-	-	4	(2,227)	(2,223)

Balance, June 30, 2020	160,478,059	185,754	20,781	3,685	(171,260)	38,960

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Unaudited Interim Consolidated Statements of Cash Flow

(expressed in thousands of U.S. dollars)

	Six months ended June 30,
	2020	2019
Cash provided by
Operating activities
Net loss for the period	(5,868)	(6,333)
Items not affecting cash:
Stock based expense	464	370
Loss from net realizable value adjustments	4,456	4,103
Depreciation and amortization	2,164	2,201
Accretion of asset retirement obligations and reclamation	288	287
Amortization of deferred loan costs	35	60
Warrants mark to market gain (loss)	(42)	638
Gain on disposition of assets	(16)	-
Gain on foreign exchange	(7)	(28)
Other loss (gain)	3	(2)
Change in non-cash working capital items:
Accounts receivable	14	4
Inventory	(4,515)	1,462
Prepaid expenses	(67)	(174)
Accounts payable and accrued liabilities	36	76
	(3,055)	2,664

Investing activities
Mineral property costs	-	(8)
Increase in other deposits	(5)	-
Proceeds from sale of property and equipment	18	-
Purchase of capital assets	(34)	(125)
	(21)	(133)

Financing activities
Proceeds from exercise of stock options	-	134
RSUs redeemed to pay withholding or paid in cash	-	(7)
Proceeds from debt financing	893	-
Repayment of debt	-	(2,555)
	893	(2,428)

Effects of foreign exchange rate changes on cash	(2)	64

Net change in cash, cash equivalents and restricted cash	(2,185)	167
Beginning cash, cash equivalents and restricted cash	15,215	13,830
Ending cash, cash equivalents and restricted cash (note 15)	13,030	13,997

The accompanying notes are an integral part of these interim consolidated financial statements.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

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

Our operations are based on a small number of large sales.  As a result, our cash flow and therefore our current assets and working capital may vary widely during the year based on the timing of those sales.  Virtually all our past sales were under term contracts which specify delivery quantities, sales prices and payment dates. As a result, we performed cash management functions over the course of an entire year and were less reliant on current commodity prices and market conditions. As our remaining term contracts were completed in 2020 Q2, we have become more dependent on current commodity prices until we are able to enter into new term contracts.

As at June 30, 2020, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.7 million which are due within normal trade terms of generally 30 to 60 days, notes payable of $13.3 million, and asset retirement obligations with estimated settlement dates until 2033.

The payment schedule for the $12.4 million State Bond Loan was modified on October 1, 2019 to defer principal payments for eighteen months (see note 10). As at July 31, 2020, quarterly principal payments are scheduled to resume on April 1, 2021, with two payments falling due within the 12 months from the as at date.

On April 16, 2020, we received $0.9 million under the U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”), which was created under the Coronavirus Aid, Relief and Economic Security

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Act (the “CARES Act”). We anticipate the loans will meet the requirements for forgiveness under this program (see note 10).

On July 31, 2020, the Company announced a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After estimated fees and expenses of approximately $0.4 million, net proceeds to the Company are expected to be $4.3 million, which are expected to be received on or about August 4, 2020. See note 17 – Subsequent Event for discussion of the offering.

In addition to our cash position and expected registered direct offering net proceeds, our finished, ready-to-sell, conversion facility inventory is immediately realizable, if necessary. While our current cash position should be sufficient to cover our expected expenditures for the remainder of the year, we anticipate selling a significant portion of our existing finished-product inventory in 2021 at market prices in effect at that time, unless market conditions change, or we choose to obtain additional financing.

3.	Summary of Significant Accounting Policies

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

4.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	As at
	June 30, 2020	December 31, 2019
	$	$
Cash on deposit at banks	1,518	1,755
Money market funds	4,049	5,997

	5,567	7,752

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

5. Inventory

The Company’s inventory consists of the following:

	As at
	June 30, 2020	December 31, 2019
	$	$
In-process inventory	-	-
Plant inventory	138	-
Conversion facility inventory	7,347	7,426
	7,485	7,426
Inventory to be sold within 12 months	7,485	-
Total Inventory	-	7,426

In conjunction with our lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $4,456 and $10,263 for the six months ended June 30, 2020 and year ended December 31, 2019, respectively.

6.  Restricted Cash

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been agreed to by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”) and the Bureau of Land Management (“BLM”) as applicable.  The restricted money market accounts are pledged as collateral against performance surety bonds which are used to secure the potential costs of reclamation related to those properties. Surety bonds providing $29.9 million of coverage towards specific reclamation obligations are collateralized by the restricted cash at June 30, 2020.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total
	$	$	$	$

Balance, December 31, 2019	10,184	19,850	13,178	43,212

Amortization	(1,254)	-	-	(1,254)

Balance, June 30, 2020	8,930	19,850	13,178	41,958

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

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.	Capital Assets

The Company’s capital assets consist of the following:

	As of			As of
	June 30, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
	$	$	$	$	$	$

Rolling stock	3,450	3,340	110	3,452	3,311	141
Enclosures	33,008	11,008	22,000	33,008	10,181	22,827
Machinery and equipment	1,439	847	592	1,426	808	618
Furniture, fixtures and leasehold improvements	119	117	2	119	115	4
Information technology	1,123	1,085	38	1,100	1,072	28
ROU Assets	92	22	70	83	71	12

	39,231	16,419	22,812	39,188	15,558	23,630

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	As at
	June 30, 2020	December 31, 2019
	$	$
Accounts payable	598	523
Payroll and other taxes	1,563	1,483
Severance and ad valorem tax payable	94	205

	2,255	2,211

10.	Notes Payable

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

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. The next principal payment is therefore due April 1, 2021 and the last payment will be due in April 2023.

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount we qualified for and received was $0.9 million.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) became law.  The Flexibility Act changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. To have the full amount of the loans forgiven, the following requirements must be met within that period, and be sufficiently documented in the application for forgiveness:

(1)	Spend not less than 60% (previously 75%) of loan proceeds on eligible payroll costs.
(2)	Spend the remaining loan proceeds on
a.additional eligible payroll costs above 60%;
b.payments of interest on mortgage obligations incurred before February 15, 2020;
c.rent payments on leases dated before February 15, 2020; and/or
d.utility payments under service agreements dated before February 15, 2020
(3)	Maintain employee compensation levels (subject to specific program requirements).

For any portion of the loans that are not forgiven, the program provides for an initial deferral of payments based upon the timing of a borrower’s application for forgiveness and SBA’s action on the application up to a maximum of ten months after the use and forgiveness covered period ends (July 30, 2021). Any remaining amount owing on the loans has a two-year maturity (April 16, 2022), unless renegotiated with the lender for up to a five-year term, with an interest rate of one percent per annum. We anticipate the loans will meet the requirements for forgiveness under this program, but at this time we have not yet applied for or received loan forgiveness and therefore have treated the PPP loans as debt.

Deferred loan fees include legal fees, commissions, commitment fees and other costs associated with obtaining the financing.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s debt instrument.

	As at
	June 30, 2020	December 31, 2019
	$	$
Current debt
SBA - Payroll Protection Program Loan	395	-
State Bond Loan	1,305	-
Less deferred financing costs	(17)	-
	1,683	-

Long term debt
SBA - Payroll Protection Program Loan	498	-
State Bond Loan	11,136	12,441
Less deferred financing costs	(174)	(226)
	11,460	12,215

The schedule of remaining payments on outstanding debt as of June 30, 2020 is presented below.

	Total	2020	2021	2022	2023	Final payment
	$	$	$	$	$
SBA - Payroll Protection Program Loan
Principal	893	98	596	199	-	16-Apr-22
Interest	14	9	5	-	-
State Bond Loan
Principal	12,441	-	3,971	5,566	2,904	01-Apr-23
Interest	1,269	179	659	368	63

Total	14,617	286	5,231	6,133	2,967

11.	Asset Retirement and Reclamation Obligations

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

At June 30, 2020, the current closure estimate was $29.8 million and the estimated future cost to complete the reclamation, including inflation, is $39.9 million.  The schedule of payments required to settle the future

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

reclamation extends through 2033. The present value of the estimated future closure estimate is presented in the following table.

	For the period ended
	June 30, 2020	December 31, 2019

	$	$
Beginning of period	30,972	30,384
Change in estimated liability	-	11
Accretion expense	288	577

End of period	31,260	30,972

The restricted cash discussed in note 6 is related to the surety bonds that provide security to the governmental agencies on these obligations.

12.	Other Liabilities

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. Two warrants are redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The liability created and adjusted quarterly is a calculated fair value using the Black-Scholes technique described below as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of June 30, 2020 resulted in a loss of $232 and a gain of $41 for the three and six month periods ended June 30, 2020 which is reflected on the unaudited interim consolidated statement of operations and comprehensive loss.

13.	Shareholders’ Equity and Capital Stock

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on May 7, 2020. Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of options is five years.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-
		average
	Options	exercise price
	#	$

Balance, December 31, 2019	11,076,583	0.64

Forfeited	(51,798)	0.59
Expired	(200,000)	0.84

Outstanding, June 30, 2020	10,824,785	0.61

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The fair value of options vested during the six months ended June 30, 2020 was less than  $0.1 million.

As of June 30, 2020, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$			$			$

0.63	516,902	0.1	-	516,902	0.1	-	17-Aug-20
0.59	897,508	0.4	-	897,508	0.4	-	11-Dec-20
0.54	2,337,434	1.5	-	2,337,434	1.5	-	16-Dec-21
0.75	300,000	1.7	-	300,000	1.7	-	02-Mar-22
0.54	200,000	2.2	-	132,000	2.2	-	07-Sep-22
0.66	1,769,411	2.5	-	1,187,174	2.5	-	15-Dec-22
0.57	200,000	2.7	-	133,333	2.7	-	30-Mar-23
0.68	976,259	3.1	-	339,859	3.1	-	20-Aug-23
0.67	822,768	3.5	-	278,351	3.5	-	14-Dec-23
0.58	2,804,503	4.4	-	-	-	-	05-Nov-24

0.64	10,824,785	2.6	-	6,122,561	2.1	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.70 as

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

of the last trading day in the period ended June 30, 2020, that would have been received by the option holders had they exercised their options as of that date. There were no options issued or exercisable that were in the money at June 30, 2020.

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

Activity with respect to RSUs is summarized as follows:

	Number	Weighted
	of	average grant
	RSUs	date fair value
Balance, December 31, 2019	1,155,928	0.65

Forfeited	(13,433)	0.59

Outstanding, June 30, 2020	1,142,495	0.62

As of June 30, 2020, outstanding RSUs are as follows:

	Number of	Remaining	Aggregate
	outstanding	life	intrinsic
Grant date	RSUs	(years)	value
			$
August 20, 2018	225,774	0.15	115
December 14, 2018	215,587	0.46	110
November 5, 2019	701,134	1.35	358

	1,142,495	0.94	583

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

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrants

On September 25, 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share (see note 12). The following represents warrant activity during the period ended June 30, 2020:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
Outstanding, December 31, 2019	13,062,878	6,531,439	1.00

Outstanding, June 30, 2020	13,062,878	6,531,439	1.00

As of June 30, 2020, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$			$
1.00	13,062,878	1.2	-	25-Sep-21

Share-based compensation expense

Share-based compensation expense was $0.2 and $0.5 million for the three and six months ended June 30, 2020 and $0.2 and $0.4 million for the three and six months ended June 30, 2019.

As of June 30, 2020, there was approximately $1.1 million of total unrecognized compensation expense (net of estimated pre-vesting forfeitures) related to unvested share-based compensation arrangements granted under the Option Plan and $0.4 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average period of 1.9 years and 1.2 years, respectively.

No cash was received from the exercise of stock options for the six months ended June 30, 2020.  Cash of $0.1 million was received from options exercises in the six months ended June 30, 2019.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs. There were no options or RSUs granted during the six months ended June 30, 2020 and June 30, 2019.

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

Disaggregation of Revenues

The following table presents our revenues disaggregated by source and type:

	Six months ended June 30,
	2020		2019
	$	%	$	%
Sale of produced inventory
Company A	-	0.0%	7,482	45.9%
Company B	-	0.0%	2,406	14.8%
	-	0.0%	9,888	60.7%
Sales of purchased inventory
Company C	8,300	100.0%	3,995	24.5%
Company B	-	0.0%	2,406	14.8%
	8,300	100.0%	6,401	39.3%

Total sales	8,300	100.0%	16,289	100.0%

Disposal fee income	4	0.0%	2	0.0%

	8,304	100.0%	16,291	100.0%

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The names of the individual companies have not been disclosed for reasons of confidentiality.

15.	Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	As at
	June 30, 2020	June 30, 2019
	$	$
Cash and cash equivalents	5,567	6,536
Restricted cash	7,463	7,461

	13,030	13,997

16.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.9 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $12.2 million at risk at June 30, 2020 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2020.

All of the Company’s customers have Moody’s Baa or greater ratings and purchase from the Company under contracts with set prices and payment terms.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at June 30, 2020, the Company’s financial liabilities consisted of trade accounts payable and accrued trade and payroll liabilities of $0.5 million which are due within normal trade terms of generally 30 to 60

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

days, two notes payable due within approximately two years and a note payable which will be payable over a period of approximately three years (see note 10).

On May 15, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or senior and subordinated debt securities. The registration statement became effective May 27, 2020 for a three-year period.  Subsequent to June 30, 2020, we utilized the registration statement for a $4.68 million registered direct offering. See note 17 – Subsequent Event.

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., under which we may, from time to time, issue and sell common shares at market prices on the NYSE American LLC through the Agent for aggregate sales proceeds of up to $10,000,000. The Sales Agreement replaces the prior At Market Issuance Sales Agreement entered into by the Company on May 27, 2016, as amended. We have not used the facility in 2020.

We expect that any major capital projects will be funded by operating cash flow, cash on hand, sales of existing inventories, and/or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing to which there is no assurance that such financing will be available at all or on terms acceptable to us (see note 2).

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the six months ended June 30, 2020 or the comparable six months in 2019. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

17.	Subsequent Event

On July 31, 2020, the Company announced a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After estimated fees and expenses of approximately $0.4 million, net proceeds to the Company are expected to be $4.3 million. The common share warrants will expire two years from the date of issuance and will allow the holders to purchase our common shares at an exercise price of $0.75 per whole common share. Closing of the offering is expected to occur on or about August 4, 2020.

Ur-Energy Inc.

Condensed Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this will create a derivative financial liability. The fair value of the liability will be created and adjusted quarterly using the Black-Scholes technique described herein as there is no active market for the warrants. Any income or loss will be reflected in net income for the period. We anticipate that the public offering proceeds will be used to sustain operations, and for working capital and general corporate purposes.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition and results of our operations, and provides information through July 31, 2020. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We were contractually committed to sell 200,000 pounds of U3O8 during H1 2020, at an average price of approximately $42 per pound. We entered into purchase agreements for delivery of purchased product into those contractual commitments. The average cost of the purchases was approximately $26 per pound. We delivered a portion of those 2020 contractual commitments (33,000 pounds) in Q1, and delivered the remaining amount (167,000 pounds) early in Q2. The Q2 sale completed our remaining term commitment obligations.

COVID-19 (Coronavirus)

During the quarter, gathering and other restrictions continued at various levels in Wyoming and Colorado. As certain COVID-19 (Coronavirus) restrictions have changed, we have adapted accordingly. We continue to monitor and adhere to State, Federal and public health guidance as it evolves. Our staff continues, thus far, to remain healthy. As previously noted, due to the persistently depressed uranium market, our staff at Lost Creek has been reduced by 67 percent through the reductions in force we have implemented since 2016. This does not include the complete elimination of contract work performed at the site. For our remaining employees at Lost Creek, we have altered certain work and commuting arrangements, implemented physical distancing procedures and other suggested precautions, and continue to assess the developing situation. Similarly, our production at Lost Creek has been intentionally reduced by more than 97 percent since the beginning of 2016. The COVID-19 situation has not yet altered our planned production guidance for 2020 at Lost Creek, which remains at minimal levels, and did not impede our 2020 Q2 sale. Because our existing finished inventory is stored and accounted for at the conversion facility, current COVID-19 restrictions are not expected to impede any future product sales or transfers.

SBA Paycheck Protection Program

In response to the COVID-19 (Coronavirus) pandemic, Congress enacted the CARES Act on March 27, 2020. Among other provisions, it created the Paycheck Protection Program (“PPP”) through the SBA. As an eligible borrower under the program, we worked solely with our primary bank in Littleton, BOKF, to apply for two loans (one for each of our subsidiaries with U.S. payroll obligations) to support continuing operations and payroll obligations, and in efforts to avoid further reductions in force or furloughs. Following review of our applications by our lender and the SBA, and having met program requirements, we were approved for both loans by the SBA. The combined loan amount we qualified for under the program was $0.9 million, which we received on April 16, 2020. The Flexibility Act, which became law on June 5, 2020, changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and forgiveness of PPP loans, with revisions being retroactive to the date of the CARES Act. As well, throughout Q2, the SBA and Department of Treasury (“Treasury”) published additional guidance and rules related to the PPP, which included modifications and clarifications affecting the term of the loans, and the forgiveness process (portion of payroll expenses, allowable non-payroll expenses and application process). Under the current provisions of the program, we anticipate the loans will meet the requirements for forgiveness. See note 10 to the Unaudited Interim Consolidated Financial Statements and discussion under Liquidity Outlook.

U.S. Nuclear Fuel Working Group and Recent Market Changes

On July 12, 2019, the White House issued a “Memorandum on the Effect of Uranium Imports on the National Security and Establishment of the United States Nuclear Fuel Working Group,” through which it established the United States Nuclear Fuel Working Group (the “Working Group”) to develop recommendations for reviving and expanding domestic uranium production. On April 23, 2020, the Working Group, through the Department of Energy (“DOE”), released its report, “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” Relevant to uranium miners, the recommendations included, first, that the U.S. government make direct purchases of 17 to 19 million total pounds of U3O8 proposed to commence in 2020 to replenish the American Assured Fuel Supply uranium reserve. Additionally, it is recommended that a new national uranium reserve be established through DOE’s proposed budgeted purchases for 10 years, beginning in FY2021. If budget appropriations are secured and the program implemented, these purchases would provide direct support to the front end of the fuel cycle and help re-establish our nation’s critical capabilities. As included in the President’s FY2021 Budget Request, during the first year, it is expected that the reserve would directly support the operation of at least two U.S. uranium mines and the sole U.S. conversion facility. The 10-year budget item is for $150 million per year.  In July, however, the U.S. House Committee on Appropriations decided not to fund the budget item without obtaining further information from DOE. The Committee directed DOE to submit a plan for the proposed establishment of a uranium reserve within six months. There are alternative avenues to appropriations, including through the Senate process; it is not known at this time, however, the actions DOE will pursue.

Additionally, the report calls for support of the Department of Commerce (“DOC”) efforts to extend the Russian Suspension Agreement to protect against future uranium dumping. A lower cap on Russian imports should be considered. Consistent with many of the conclusions in the report finding myriad national security concerns, another of the recommendations is that the NRC be permitted to deny imports of nuclear fuel fabricated in Russia or China for national security purposes. In its ground-up approach, the report then recommends a restart of the sole U.S. conversion plant beginning no later than 2022 and produce 6,000 to 7,500 tons of UF6 and thereafter to restart domestic enrichment in or about 2023, with at least 25 percent of material being unobligated. By law, unobligated material must be sourced domestically. At this time, no specific actions as a result of the report have been taken and there can be no certainty of the outcome of the Working Group’s findings and recommendations in terms of how and when the recommendations will be implemented. See additional discussion under Looking Ahead.

In the first half of the year, several announcements had an impact on the global uranium market. In March, Cameco announced a temporary suspension of production at its Cigar Lake uranium mine due to concerns over the COVID-19 pandemic. At the same time, processing at the related McClean Lake Mill was suspended. The Cigar Lake suspension has meant that there is no uranium production in Canada. On July 29, Cameco announced its intention to restart production operations at Cigar Lake beginning in September, while acknowledging it will not be able to make up the four months of lost production. In April, Kazatomprom announced its plan to reduce onsite staff to minimum numbers and reduce its production plans for 2020 by approximately 10.4 million pounds U3O8. That reduction in operational activities was extended, with a plan subsequently announced to gradually increase mine site staff beginning in August, if safety considerations permit. Also due to the pandemic, Cameco suspended processing at its Port Hope UF6 conversion facility in April and re-opened the facility in May.

Equity Financing

On July 31, 2020, we announced a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After estimated fees and expenses of approximately $0.4 million, net proceeds to the Company are expected to be $4.3 million, which are expected to be received on or about August 4, 2020.

Mineral Rights and Properties

We have 12 U.S. uranium properties. Ten of our uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,900 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 37,500 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). In the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,700 Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in Fremont County, Wyoming. Our Excel gold project holds approximately 2,100 acres of mining claims in Nevada.

Lost Creek Property

For the three months ended June 30, 2020, 4,119 pounds of U3O8 were captured within the Lost Creek plant and 2,892 pounds of U3O8 were packaged in drums. Our inventory at the converter totaled approximately 268,552 at June 30, 2020. The Results of Operations are detailed further below.

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

Sales

	Unit	2020 Q2	2020 Q1	2019 Q4	2019 Q3	YTD 2020

U3O8 Sales Reconciliation (1)

Sales per financial statements	$000	$6,934	$1,370	$10,849	$5,115	$8,304
Less disposal fees	$000	$(4)	$-	$(1)	$-	$(4)
U3O8 sales	$000	$6,930	$1,370	$10,848	$5,115	$8,300
U3O8 pounds sold	lb	167,000	33,000	180,000	122,500	200,000
U3O8 price per pound sold	$/lb	$41.50	$41.52	$60.26	$41.76	$41.50

U3O8 Sales by Product

U3O8 Sales
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$6,930	$1,370	$10,848	$5,115	$8,300
	$000	$6,930	$1,370	$10,848	$5,115	$8,300

U3O8 Pounds Sold
Produced	lb	-	-	-	-	-
Purchased	lb	167,000	33,000	180,000	122,500	200,000
	lb	167,000	33,000	180,000	122,500	200,000

U3O8 Price per Pounds Sold
Produced	$/lb	$-	$-	$-	$-	$-
Purchased	$/lb	$41.50	$41.52	$60.26	$41.76	$41.50
	$/lb	$41.50	$41.52	$60.26	$41.76	$41.50

Note:

1.	Sales per the financial statements include revenues from disposal fees received at Shirley Basin. The disposal fees do not relate to U3O8 pounds sold and are excluded from the U3O8 sales and U3O8 price per pound sold figures.

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

In 2020 Q2, we sold 167,000 purchased pounds under a term contract at an average price of $41.50 per pound.  There were no sales of produced inventory in the first six months and we do not anticipate any sales of produced inventory in 2020.

Cost of Sales

	Unit	2020 Q2	2020 Q1	2019 Q4	2019 Q3	YTD 2020

U3O8 Cost of Sales Reconciliation (1)

Cost of sales per financial statements	$000	$6,517	$3,105	$6,451	$7,515	$9,622
Lower of cost or NRV adjustment	$000	$(2,174)	$(2,282)	$(2,074)	$(4,087)	$(4,456)
U3O8 cost of sales	$000	$4,343	$823	$4,377	$3,428	$5,166
U3O8 pounds sold	lb	167,000	33,000	180,000	122,500	200,000
U3O8 cost per pound sold	$/lb	$26.01	$24.94	$24.31	$27.98	$25.83

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	$6	$3	$22	$(14)	$9
Wellfield cash costs	$000	$154	$128	$158	$210	$282
Wellfield non-cash costs	$000	$557	$618	$611	$611	$1,175
Plant cash costs	$000	$1,064	$910	$898	$1,045	$1,974
Plant non-cash costs	$000	$490	$490	$494	$490	$980
Distribution costs	$000	$(3)	$-	$26	$12	$(3)
Inventory change	$000	$(2,268)	$(2,149)	$(2,209)	$(2,354)	$(4,417)
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$4,343	$823	$4,377	$3,428	$5,166
	$000	$4,343	$823	$4,377	$3,428	$5,166

U3O8 Pounds Sold
Produced	lb	-	-	-	-	-
Purchased	lb	167,000	33,000	180,000	122,500	200,000
	lb	167,000	33,000	180,000	122,500	200,000

U3O8 Cost per Pound Sold
Produced	$/lb	$-	$-	$-	$-	$-
Purchased	$/lb	$26.01	$24.94	$24.31	$27.98	$25.83
	$/lb	$26.01	$24.94	$24.31	$27.98	$25.83

Note:

1.	Cost of sales per the financial statements include lower of cost or net realizable value (“NRV”) adjustments. The NRV adjustments do not relate to U3O8 pounds sold and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures.

Cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales per the financial statements. These NRV adjustments are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures because they relate to the pounds of U3O8 in ending inventory and do not relate to the pounds of U3O8 sold during the period.

Production costs attributed to inventory increased six percent from the previous quarter. Following another particularly harsh winter limiting access to the site, seasonal field and maintenance projects were undertaken at Lost Creek in Q2. As a result, labor and related costs increased during the quarter. Ad valorem and severance taxes increased due to higher dryer volumes. Wellfield cash costs increased 20 percent from 2020 Q1 due to increases in labor and supply costs while wellfield non-cash costs decreased slightly from 2020 Q1 due to assets becoming fully depreciated. Plant cash costs increased due to the higher labor and road maintenance costs. Plant non-cash costs were unchanged.

In 2020 Q2, we sold 167,000 pounds of purchased inventory. The 167,000 pounds were purchased at a weighted average cost of $26.01 per pound. There were no sales of produced inventory in the first six months, and therefore, no cost of sales from produced inventory. We do not anticipate any sales of produced inventory in 2020, unless it is advantageous or necessary to do so.

Gross Profit

	Unit	2020 Q2	2020 Q1	2019 Q4	2019 Q3	YTD 2020

U3O8 Gross Profit by Product

U3O8 Sales (see Sales Table)
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$6,930	$1,370	$10,848	$5,115	$8,300
	$000	$6,930	$1,370	$10,848	$5,115	$8,300

U3O8 Cost of Sales (see Cost of Sales Table)
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$4,343	$823	$4,377	$3,428	$5,166
	$000	$4,343	$823	$4,377	$3,428	$5,166

U3O8 Gross Profit
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$2,587	$547	$6,471	$1,687	$3,134
	$000	$2,587	$547	$6,471	$1,687	$3,134

U3O8 Pounds Sold
Produced	lb	-	-	-	-	-
Purchased	lb	167,000	33,000	180,000	122,500	200,000
	lb	167,000	33,000	180,000	122,500	200,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	$-	$-	$-	$-	$-
Purchased	$/lb	$15.49	$16.58	$35.95	$13.78	$15.67
	$/lb	$15.49	$16.58	$35.95	$13.78	$15.67

U3O8 Gross Profit Margin
Produced	%	-	-	-	-	-
Purchased	%	37.3%	39.9%	59.7%	32.9%	37.8%
	%	37.3%	39.9%	59.7%	32.9%	37.8%

The last produced inventory was sold in 2019 Q2. Since then, all sales have been from purchased inventory. In 2020 Q2, we sold 167,000 pounds of purchased inventory for $41.50 per pound. The pounds were purchased for a weighted average cost of $26.01 per pound. The resulting gross profit was $15.49 per pound.

U3O8 Production

	Unit	2020 Q2	2020 Q1	2019 Q4	2019 Q3	YTD 2020

U3O8 Production

Pounds captured	lb	4,119	4,113	5,004	7,256	8,232
Pounds drummed	lb	2,892	1,433	7,116	9,367	4,325
Pounds shipped	lb	-	-	20,643	37,710	-
Pounds purchased	lb	167,000	33,000	180,000	122,500	200,000

Production rates were better than guidance for the quarter. However, we continue to restrict our production in light of the persistently weak uranium market. Pounds captured remained consistent with 2020 Q1. To minimize drying costs, we only dry and package  when we have captured enough material for a complete load. As a result, pounds drummed may lag longer and vary from pounds captured more than usual.  Pounds drummed increased 1,459 pounds from 2020 Q1. There were no shipments in the quarter as we shipped all available product to the conversion facility in December 2019 and have not drummed enough product in 2020 to justify a shipment.

Ending Inventory

	Unit	30-Jun-20	31-Mar-20	31-Dec-19	30-Sep-19
U3O8 Ending Inventory

Pounds
In-process inventory	lb	9,267	8,304	5,396	8,074
Plant inventory	lb	4,326	1,433	-	13,526
Conversion inventory - produced	lb	219,802	219,802	220,053	199,411
Conversion inventory - purchased	lb	48,750	48,750	48,750	48,750

Value
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$138	$42	$-	$384
Conversion inventory - produced	$000	$6,079	$6,082	$6,250	$5,721
Conversion inventory - purchased	$000	$1,268	$1,209	$1,176	$1,252

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$31.90	$29.31	$-	$28.39
Conversion inventory - produced	$/lb	$27.66	$27.67	$28.40	$28.69
Conversion inventory - purchased	$/lb	$26.01	$24.80	$24.12	$25.68

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.75	$0.75	$0.77	$0.91
Cash cost	$/lb	$17.48	$17.49	$17.95	$18.28
Non-cash cost	$/lb	$9.43	$9.43	$9.68	$9.50
	$/lb	$27.66	$27.67	$28.40	$28.69

At the end of the quarter, we had approximately 268,552 pounds of U3O8 at the conversion facility including 219,802 produced pounds at an average cost per pound of $27.66, and 48,750 purchased pounds at an average cost of $26.01 per pound.

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019

The following table summarize the results of operations for the three and six months ended June 30, 2020 and 2019 (in thousands of U.S. dollars):

	Three months ended June 30,
	2020	2019
	$	$
Sales	6,934	11,479
Cost of sales	(6,517)	(11,163)
Gross profit	417	316
Exploration and evaluation expense	(554)	(490)
Development expense	(343)	(292)
General and administrative expense	(1,187)	(1,153)
Accretion	(143)	(144)
Net loss from operations	(1,810)	(1,763)
Interest expense (net)	(195)	(168)
Warrant mark to market loss	(231)	(105)
Foreign exchange loss	(8)	(10)
Other income	17	15
Net loss	(2,227)	(2,031)

Loss per share – basic and diluted	(0.01)	(0.01)

U3O8 price per pound sold	41.50	43.31

U3O8 cost per pound sold	26.01	34.06

U3O8 gross profit per pound sold	15.49	9.25

	Six months ended June 30,
	2020	2019
	$	$

Sales	8,304	16,291
Cost of sales	(9,622)	(16,309)
Gross profit (loss)	(1,318)	(18)
Exploration and evaluation expense	(945)	(1,264)
Development expense	(616)	(458)
General and administrative expense	(2,440)	(3,292)
Accretion expense	(288)	(286)
Net loss from operations	(5,607)	(5,318)
Net interest expense	(327)	(364)
Warrant mark to market gain (loss)	42	(638)
Foreign exchange gain (loss)	7	(28)
Other income	17	15
Net loss	(5,868)	(6,333)

Income per share – basic and diluted	(0.04)	(0.04)

U3O8 price per pound sold	41.50	44.94

U3O8 cost per pound sold	25.83	33.67

U3O8 gross profit per pound sold	15.67	11.27

Sales

We sold 167,000 and 200,000 pounds of U3O8 during the three and six months ended June 30, 2020, respectively for an average price of $41.50 per pound. We sold a total of 265,000 and 362,500 pounds of U3O8 during the three and six months ended June 30, 2019 for an average price of $43.31 and $44.94, respectively, per pound. The sales were all from term contracts.

Cost of Sales

Cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales per the financial statements. These NRV adjustments are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures because they relate to the pounds of U3O8 in ending inventory and do not relate to the pounds of U3O8 sold during the period.

All sales in 2020 were from purchased product. The weighted average purchase price was $26.01 and $25.83 for the three and six months, respectively, per pound. In the six months ended June 30, 2019, 41 percent of the product sold was from purchased inventory and 59 percent was from produced inventory. The cost per pound of the produced inventory was higher than the purchased inventory, which led to the higher average cost per pound sold in 2019 of $34.06 and $33.67 per pound for the three and six months as compared to 2020.

In the three and six months ended June 30, 2020, cost of sales per the financial statements included $2.2 million and $4.5 million, respectively, in lower of cost or NRV adjustments compared to $2.0 and $4.0 million in the comparable period in 2019.

Gross Profit

The gross profit (loss) per the financial statements for the three and six months ended June 30, 2020 was a profit of $0.4 million and a loss of $1.3 million, respectively. Excluding the lower of cost or NRV adjustments, the U3O8 gross profit was $2.6 million and $0.5 million for the three and six months, respectively, which represents gross profit margins of approximately 37 percent and 40 percent. Gross profits exclusive of NRV adjustments of $2.1 million and $4.1 million in the three and six months ended June 30, 2019, respectively represents gross profit margins of approximately 21 percent and 25 percent. The primary reason for the lower gross profit margin in 2019 was because it included sales of higher cost produced pounds, which increased the cost per pound sold in that year.

Operating Expenses

Total operating expense for the three and six months ended June 30, 2020 was $2.2 million and $4.3 million, respectively. Operating expenses include exploration and evaluation expense, development expense, G&A expense and accretion. These expenses compare to the three and six month periods ended June 30, 2019, which were $2.1 million and $5.3 million, respectively. The increase for the quarter primarily related to the timing variance of maintenance payments for certain of our federal mining claims, which were paid in the second quarter of this year as compared to being paid in Q3 of last year. Lower labor costs accounted for most of the favorable difference for the six month periods. In Q1, after considering uranium market conditions, and other factors including worldwide economic conditions and market reactions to COVID-19, our Board chose to not pay bonus awards for 2019 performance. Our Board may, in the future, consider the feasibility of making some payout of the bonus amounts.

Exploration and evaluation expense consists of labor and associated costs of the exploration and evaluation departments as well as land holding and costs including drilling and analysis on properties which have not reached the development or operations stage. These expenses were $0.4 million and $0.8 million for the three and six month periods ended June 30, 2020, respectively and $0.5 million and $1.3 million for the comparable periods in 2019. All costs associated with the geology, regulatory compliance and evaluation departments, as well as the costs incurred on exploration-stage projects as described above, are reflected in this category. The quarterly increase and year-to-date decrease in 2020 are primarily due to the claim maintenance timing difference and the decision to not pay the bonus awards, respectively, as discussed above.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling and development costs. It also includes costs associated with the Shirley Basin which is in a more advanced stage and Lucky Mc, which is near the end of reclamation at the historic mine site. Development expenses increased by $0.1 million and $0.2 million during the three and six months ended June 30, 2020, compared to the same periods in 2019. The increases related to the timing of the claim payments as discussed above and costs associated with completing the licensing of LC East and Shirley Basin.

G&A expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Total G&A expense decreased $0.9 million for the six months ended June 30, 2020 compared to 2019 but was comparable for the three month periods ended June 30. The year-to-date decrease was mainly attributable to the decision to not pay the bonus awards, and a reduction in legal and related fees associated with the Section 232 trade action incurred in 2019.

Other Income and Expenses

Net interest expense remained consistent during the three and six months ended June 30, 2020 compared to the prior year. In October 2019, the State granted a six-quarter deferral of principal payments on the State Bond Loan, so the principal balance did not change significantly.

As a part of the September 2018 public offering, we sold 13,062,878 warrants priced at $0.01 per warrant. As the warrants are priced in US$ and the functional currency of the Ur-Energy Inc. is Cdn$, this created a derivative financial liability. The fair value of the liability is adjusted quarterly using the Black-Scholes technique as there is no active market for the warrants. Any income or loss is reflected in net income for the period. The revaluation as of June 30, 2020 resulted in a loss of $0.2 million for the quarter and a gain of less than $0.1 million for the six month period ended June 30, 2020, while the revaluation in 2019 resulted in losses for the three and six month periods ended June 30, 2019 of $0.1 million and $0.6 million, respectively.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and six months ended June 30, 2020 were $0.01 and $0.04, respectively, compared to basic and diluted losses of $0.01 and $0.04 per share for the same periods in 2019. The diluted losses per common share were equal to the basic losses per common share as there is no dilution for options, warrants and RSUs when net losses are experienced.

Liquidity and Capital Resources

As of June 30, 2020, we had cash resources consisting of cash and cash equivalents of $5.6 million, a decrease of $2.2 million from the December 31, 2019 balance of $7.8 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $3.0 million for operating activities during the six months ended June 30, 2020. During the same period, we used less than $0.1 million for investing activities, and generated $0.9 million from financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments which commenced January 1, 2015. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of June 30, 2020, the balance of the State Bond Loan was $12.4 million. On October 1, 2019, the Sweetwater County Board of Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. As at July 31, 2020, quarterly principal payments are scheduled to resume on April 1, 2021, with two payments falling due within the 12 months from the as at date.

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the BOKF. The program was a part of the CARES Act enacted by Congress on March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount we qualified for was $0.9 million.

The Flexibility Act, which became law on June 5, 2020, changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. To have the full amount of the loans forgiven, the following requirements must be met within that period, and be sufficiently documented in the application for forgiveness:

(1)Spend not less than 60% (previously 75%) of loan proceeds on eligible payroll costs.
(2)Spend the remaining loan proceeds on
(a)additional eligible payroll costs above 60%;
(b)payments of interest on mortgage obligations incurred before February 15, 2020;
(c)rent payments on leases dated before February 15, 2020; and/or
(d)utility payments under service agreements dated before February 15, 2020.
(3)Maintain employee compensation levels (subject to specific program requirements).

For any portion of the loans that is not forgiven, the program provides for an initial deferral of payments based    upon the timing of a borrower’s application for forgiveness and SBA’s action on the application up to a maximum of ten months after the use and forgiveness covered period ends (July 30, 2021). Any remaining amount owing on the loan has a two-year maturity (April 16, 2022), unless renegotiated with the lender for up to a five-year term, with an interest rate of one percent per annum. We anticipate the loans will meet the requirements for forgiveness under this program, but at this time we have not yet applied for or received loan forgiveness.

On May 15, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or senior and subordinated debt securities. The registration statement became effective May 27, 2020 for a three-year period. Subsequent to June 30, 2020, we utilized the registration statement for a $4.68 million registered direct offering.  See note 17 to the Unaudited Interim Consolidated Financial Statements – Subsequent Event, for the details of the offering.

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agent for aggregate sales proceeds of up to $10,000,000. The Sales Agreement replaces the prior At Market Issuance Sales Agreement entered into by the Company on May 27, 2016, as amended. We have not used the facility in 2020.

On July 31, 2020, the Company announced a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After estimated fees and expenses of approximately $0.4 million, net proceeds to the Company are expected to be $4.3 million.

Collections from U3O8 sales for the six months ended June 30, 2020 totaled $8.3 million.

Operating activities used cash of $3.0 million during the six months ended June 30, 2020 as compared to generating $2.7 million during the same period in 2019. The primary reason for the variance is that 2019 included sales of existing inventory and 2020 did not.  In 2019, we sold 213,750 pounds from inventory that we produced and paid for in 2018. As a result, all 2019 sales proceeds related to the produced pounds contributed to cash provided by operating activities for the year.  In 2020, all sales were from purchased product and the cost of the purchased pounds reduced the amount of cash provided by operating activities for the year.

Liquidity Outlook

As at July 31, 2020, our unrestricted cash position was $4.1 million.

On July 31, 2020, the Company announced a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After estimated fees and expenses of approximately $0.4 million, net proceeds to the Company are expected to be $4.3 million, which are expected to be received on or about August 4, 2020.

In addition to our cash position and expected registered direct offering net proceeds, our finished, ready-to-sell, conversion facility inventory is immediately realizable, if necessary. While our current cash position should be sufficient to cover our expected expenditures for the remainder of the year, we anticipate selling a significant portion of our existing finished-product inventory in 2021 at market prices in effect at that time, unless market conditions change, or we choose to obtain additional financing.

We expect that any major capital projects will be funded by operating cash flow, cash on hand, sales of existing inventories, and/or additional financing as required. If these cash sources are not sufficient, certain capital projects could be delayed, or alternatively we may need to pursue additional debt or equity financing to which there is no assurance that such financing will be available at all or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain funding; however, we may issue additional debt or equity securities at any time.

Looking Ahead

Following multiple announcements of industry production suspensions and reductions earlier this year, U3O8 spot prices increased nearly 33 percent to $33 per pound in June. U3O8 spot prices have traded between $32 and $34 per pound since April. The production cuts amount to as much as 46 million pounds of primary production on an annualized basis and are expected to widen the supply deficit as global demand continues to grow.

On April 23, 2020, the Working Group released its Plan to Revitalize the Domestic Uranium Mining Industry, which details the steps required to revitalize the domestic uranium mining and broader nuclear industries. As set forth above, the most relevant recommendation for the uranium mining sector is that the U.S. government should make direct purchases of 17 to 19 million total pounds of U3O8 to replenish the American Assured Fuel Supply uranium reserve. Additionally, the report recommends the establishment of a national uranium reserve, which is included in the President’s Fiscal Year 2021 Budget Request; during the first year, it is expected that the reserve would directly support the operation of at least two U.S. uranium mines. The budget item is for $150 million per year from FY2021 to FY2030. However, in July the U.S. House Committee on Appropriations decided not to fund the budget item without further information from DOE, for which they directed DOE to submit a plan for the proposed establishment of a uranium reserve within six months of the appropriation bill’s enactment.

Additionally, the report calls for support of the DOC efforts to extend the Russian Suspension Agreement to protect against future uranium dumping through implementation of a lower cap on Russian imports. Consistent with many of the conclusions in the report finding myriad national security concerns, another of the recommendations is that NRC be permitted to deny imports of nuclear fuel fabricated in Russia or China for national security purposes. In its ground-up approach, the report then recommended a restart of the U.S.’s sole conversion plant and thereafter the restart of domestic enrichment, with reserved amounts for unobligated material, which is material used for national defense needs. By law, unobligated material must be sourced domestically.

In July 2020, Energy Secretary Brouillette told the House Energy and Commerce Subcommittee on Energy that DOE is working to end U.S. reliance on Russia for nuclear fuel. DOE wants to process American-sourced uranium into high-grade fuel at the DOE facility in Portsmouth, Ohio next year. Centrifuges have been moved from DOE’s Oak Ridge laboratories to Portsmouth. Additionally, DOE is working with lawmakers to authorize the creation of the uranium reserve.

On July 30, 2020, U.S. Senator Barrasso, Chairman of the Senate Committee on Environment and Public Works, introduced draft legislation designed to revitalize the country’s nuclear infrastructure.  The American Nuclear Infrastructure Act of 2020, as it is known, includes the authorization for a uranium reserve to fuel America’s nuclear reactors with domestic fuel, among other items to preserve America’s uranium industry.  Similar legislation was introduced in the House of Representatives by Representatives Cheney and Latta on July 29. The Senate draft legislation is scheduled for a legislative hearing on August 5.

Still, no specific action or remedies have resulted from the Working Group’s plan at this time and, while the report is strong in its recommendations, there can be no certainty of the final outcome of the Working Group’s findings and recommendations, or the timing and impact of any actions taken in response to those findings and recommendations. This includes both the Congressional budget appropriations process and recently proposed legislation related to the national uranium reserves. The outcome of these continuing processes and its effects on the U.S. uranium market, therefore, remains uncertain.

We continue to maintain operational readiness at our fully permitted Lost Creek Mine with experienced technical and operational staff and a well-maintained plant. After nearly seven years of production at Lost Creek, we are still producing in the first mine unit and the initial three header houses of the second mine unit. Ur-Energy is prepared to rapidly expand uranium production at Lost Creek, to an annualized run rate of one million pounds.

The Lost Creek facility has the constructed and licensed capacity to process up to two million pounds of U3O8 per year and the previously reported mineral resources to feed the processing plant for many years to come. A ramp-up of production at Lost Creek will continue with further development in the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Property Preliminary Economic Assessment, as amended. With future development and construction in mind, our current staff members were retained as having the greatest level of experience and adaptability allowing for an easier transition back to full operations. Lost Creek operations can increase to full production rates in as little as six months following a go decision, simply by developing additional header houses within the fully permitted MU2. Development expenses during this six-month ramp up period are estimated to be approximately $14 million and are almost entirely related to MU2 drilling and header house construction costs.

We will continue to closely monitor the uranium market and any actions or remedies resulting from the Working Group’s report, DOE’s and DOC’s efforts, or legislative actions which will positively impact the uranium production industry. Until such time, we will continue to minimize costs and maximize ‘runway’ to maintain current operations and avoid unnecessary dilution while maintaining the operational readiness needed to ramp-up production when called upon.

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

As of June 30, 2020, the average current spot and long-term prices of U3O8 were $35.50 and $32.80 respectively. This compares to prices of $24.93 and $32.50 as of December 31, 2019. The prices have declined slightly since May primarily based on a lack of volume. The long-term prices have not yet responded to the trend as there have been virtually no transactions in this category.

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

Management utilizes the Black-Scholes model to calculate the fair value of the warrants and stock options at the time they are issued. In addition, the fair value of derivative warrants is recalculated quarterly using the Black-Scholes model with any gain or loss being reflected in the net income for the period. Use of the Black-Scholes model requires management to make estimates regarding the expected volatility of the Company’s stock over the future life of the equity instrument, the estimate of the expected life of the equity instrument and the number of options that are expected to be forfeited. Determination of these estimates requires significant judgment and requires management to formulate estimates of future events based on a limited history of actual results.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of July 31, 2020, we had outstanding 160,478,059 Common Shares and 10,824,785 options to acquire Common Shares.

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

Currency risk

At June 30, 2020, we maintained a balance of approximately $0.3 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. We have U3O8 supply contracts with pricing fixed or based on inflation factors applied to a fixed base. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other producing companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $32.45 per pound as of July 31, 2020 as reported by TradeTech, LLC and UxC, LLC.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the extent the COVID-19 (Coronavirus) pandemic may adversely affect our business and financial results as discussed above, it may also have the effect of heightening many of the other risks described under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 such as those relating to our ability to access additional capital, which could negatively affect our business. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Schema Document				X

101.CAL	Inline XBRL Calculation Linkbase Document				X

101.DEF	Inline XBRL Definition Linkbase Document				X

101.LAB	Inline XBRL Labels Linkbase Document				X

101.PRE	Inline XBRL Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR -ENERGY INC.

Date: August 5, 2020	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)