Form 10-Q
period 2020-09-30
UR-ENERGY INC
filed 2020-10-30
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200

Littleton, CO 80127

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

Large accelerated filer	☐	Smaller reporting company	☑
Accelerated filer	☑	Non-accelerated filer	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of October 28, 2020, there were 169,667,672shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant reduced-level production operations at Lost Creek; (ii) the impacts of COVID-19 (Coronavirus) on our business, operations, and financial liquidity, and the impacts of the pandemic directly and indirectly on the uranium market; (iii) the timing and outcome of permitting and regulatory approvals of the amendment for uranium recovery at the LC East Project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and as may be advantageous to the Company; (v) the timing and outcome of applications for regulatory approval to build and operate an in situ recovery mine at Shirley Basin; (vi) resolution of the continuing challenges within the uranium market, including supply and demand projections; (vii) the timing and impact of implementation of recommendations made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production, including the budget appropriations process for the DOE uranium reserve program; (viii) the impacts on the uranium market of the extension and amendment of the Russian Suspension Agreement and whether the pending legislation to codify the amendment is enacted; (ix) whether cost-savings measures which have been and will be implemented will be sufficient to support our operations and avoid dilution to our shareholders; (x) the level of loan forgiveness to be obtained for our loans under the SBA Paycheck Protection Program; and (xi) the ability and timing to ramp up when market conditions warrant, as well as the costs and level of dilution in doing so. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 28, 2020.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Unaudited Conolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	September 30, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	4	6,643	7,403
Accounts receivable		14	22
Inventory	5	7,619	-
Prepaid expenses		943	885
Total current assets		15,219	8,310
Non-current assets
Non-current portion of inventory	5	-	7,426
Restricted cash	6	7,857	7,812
Mineral properties	7	41,192	43,212
Capital assets	8	22,356	23,630
Total non-current assets		71,405	82,080
Total assets		86,624	90,390

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	2,365	2,211
Current portion of notes payable	10	479	-
Current portion of warrant liability	12	288	-
Environmental remediation accrual		90	72
Total current liabilities		3,222	2,283
Non-current liabilities
Notes payable	10	12,687	12,215
Lease liability		67	12
Asset retirement obligations	11	31,235	30,972
Warrant liability	12	537	575
Total non-current liabilities		44,526	43,774
Shareholders' equity
Share capital	13	189,250	185,754
Warrants		-	-
Contributed surplus		20,861	20,317
Accumulated other comprehensive income		3,721	3,654
Accumulated deficit		(174,956)	(165,392)
Total shareholders' equity		38,876	44,333
Total liabilities and shareholders' equity		86,624	90,390

Ur-Energy Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2020	2019	2020	2019

Sales	14	-	5,115	8,304	21,406
Cost of sales	15	(1,840)	(7,515)	(11,462)	(23,824)
Gross profit (loss)		(1,840)	(2,400)	(3,158)	(2,418)

Operating costs	16	(2,157)	(2,620)	(6,446)	(7,920)
Profit (loss) from operations		(3,997)	(5,020)	(9,604)	(10,338)

Net interest expense		(195)	(153)	(522)	(517)
Warrant mark to market gain		550	981	592	343
Foreign exchange gain (loss)		(53)	4	(46)	(24)
Other income (expense)		(1)	(12)	16	3
Net income (loss)		(3,696)	(4,200)	(9,564)	(10,533)

Foreign currency translation adjustment		36	15	67	(8)
Comprehensive income (loss)		(3,660)	(4,185)	(9,497)	(10,541)

Income (loss) per common share:
Basic		(0.02)	(0.03)	(0.06)	(0.07)
Diluted		(0.02)	(0.03)	(0.06)	(0.07)

Weighted average common shares:
Basic		166,130,403	159,946,969	162,375,926	159,833,116
Diluted		166,130,403	159,946,969	162,375,926	159,833,116

Ur-Energy Inc. Unaudited Consolidated Statements of Changes in Equity
(expressed in thousands of U.S. dollars, except share data) (the accompanying notes are an integral part of these consolidated financial statements)

					Accumulated
					Other
		Share Capital		Contributed	Comprehensive	Accumulated	Shareholders'
	Note	Shares	Amount	Surplus	Income	Deficit	Equity
Balance, December 31, 2019		160,478,059	185,754	20,317	3,654	(165,392)	44,333

Non-cash stock compensation		-	-	234	-	-	234
Comprehensive income (loss)		-	-	-	27	(3,641)	(3,614)
Balance, March 31, 2020		160,478,059	185,754	20,551	3,681	(169,033)	40,953

Non-cash stock compensation		-	-	230	-	-	230
Comprehensive income (loss)		-	-	-	4	(2,227)	(2,223)
Balance, June 30, 2020		160,478,059	185,754	20,781	3,685	(171,260)	38,960

Common shares issued for cash	13	9,000,000	3,392	-	-	-	3,392
Redemption of RSUs		189,613	104	(149)	-	-	(45)
Non-cash stock compensation				229	-	-	229
Comprehensive income (loss)					36	(3,696)	(3,660)
Balance, September 30, 2020		169,667,672	189,250	20,861	3,721	(174,956)	38,876

Ur-Energy Inc.
Unaudited Consolidated Statements of Changes in Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

					Accumulated
					Other
		Share Capital		Contributed	Comprehensive	Accumulated	Shareholders'
	Notes	Shares	Amount	Surplus	Income	Deficit	Equity
Balance, December 31, 2018		159,729,403	185,221	19,930	3,670	(156,974)	51,847
Redemption of RSUs		-	-	(6)	-	-	(6)
Non-cash stock compensation		-	-	188	-	-	188
Comprehensive income (loss)		-	-	-	1	(4,302)	(4,301)
Balance, March 31, 2019		159,729,403	185,221	20,112	3,671	(161,276)	47,728
Exercise of stock options		206,160	190	(56)	-	-	134
Redemption of RSUs		-	-	(1)	-	-	(1)
Non-cash stock compensation		-	-	182	-	-	182
Comprehensive income (loss)		-	-	-	(24)	(2,031)	(2,055)
Balance, June 30, 2019		159,935,563	185,411	20,237	3,647	(163,307)	45,988
Exercise of stock options		12,062	13	(4)	-	-	9
Redemption of RSUs		-	-	(27)	-	-	(27)
Non-cash stock compensation		-	-	184	-	-	184
Comprehensive income (loss)		-	-	-	15	(4,200)	(4,185)
Balance, September 30, 2019		159,947,625	185,424	20,390	3,662	(167,507)	41,969

Ur-Energy Inc.
Unaudited Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Nine months ended
		September 30,
	Note	2020	2019

Cash provided by (used for):

Operating activities
Net income (loss) for the period		(9,564)	(10,533)

Items not affecting cash:
Stock based compensation		693	554
Net realizable value adjustments		6,296	8,189
Depreciation of capital assets		1,365	2,397
Amortization of mineral properties		1,850	978
Lease principal payments		-	(69)
Accretion expense		433	431
Amortization of deferred loan costs		58	91
Provision for reclamation		18	-
Write-off of mineral properties		-	11
Mark to market loss (gain)		(592)	(343)
Gain on sale of assets		(16)	-
Gain (loss) on unrealized Foreign exchange		-	(23)
Accounts receivable		8	(1,111)
Inventory		(6,489)	(854)
Prepaid expenses		(58)	(58)
Accounts payable and accrued liabilities		154	(110)
		(5,844)	(450)

Investing activities
Mineral property costs		-	(8)
Decrease (increase) in bonding and other deposits		-	19
Proceeds from sale of capital assets		18	-
Purchase of capital assets		(38)	(175)
		(20)	(164)

Financing activities
Issuance of common shares and warrants for cash	13	4,680	-
Share issue costs	13	(429)	-
Proceeds from exercise of warrants and stock options		-	143
RSU redeemed for cash		(45)	(34)
Proceeds from debt financing	10	893	-
Repayment of debt		-	(2,555)
		5,099	(2,446)

Effects of foreign exchange rate changes on cash		50	53

Increase (decrease) in cash, cash equivalents, and restricted cash		(715)	(3,007)
Beginning cash, cash equivalents, and restricted cash		15,215	13,830
Ending cash, cash equivalents, and restricted cash	17	14,500	10,823

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

1.	Nature of Operations

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

The majority of our past sales were made under term contracts, which specify delivery quantities, sales prices and payment dates. As a result, we performed cash management functions over the course of an entire year based on the timing of the term contracts and were less reliant on current commodity prices and market conditions. Our remaining term contracts were completed in 2020 Q2 and any future sales will be dependent on spot market commodity prices until we are able to enter into new term contracts.

As at September 30, 2020, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.4 million, and the current portion of notes payable of $0.5 million.

The payment schedule for the $12.4 million State Bond Loan was modified on October 1, 2019 to defer principal payments for six quarters. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional six quarters. Quarterly principal payments are scheduled to resume on October 1, 2022 (see notes 10 and 19).

On April 16, 2020, we received $0.9 million under the U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”), which was created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We anticipate the loans will meet the requirements for forgiveness under this program (see note 10).

On August 4, 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million (see note 13).

In addition to our cash position, our finished, ready-to-sell, conversion facility inventory is immediately realizable, if necessary. We anticipate selling a substantial portion of our existing finished-product inventory in 2021 at spot market prices in effect at that time, unless market conditions change, or we choose to obtain additional financing.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

3.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These unaudited consolidated financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2019. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these unaudited consolidated financial statements.

4.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

	September 30, 2020	December 31, 2019

Cash on deposit	2,051	1,406
Money market funds	4,592	5,997
	6,643	7,403

5.	Inventory

The Company’s inventory consists of the following:

	September 30, 2020	December 31, 2019

In-process inventory	-	-
Plant inventory	268	-
Conversion facility inventory	7,351	7,426
	7,619	7,426

Current portion of inventory	7,619	-
Long-term portion of inventory	-	7,426
	7,619	7,426

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $1,840 and $6,296 for the three months and nine ended September 30, 2020, respectively, and $10,263 for the year ended December 31, 2019.

6.	Restricted Cash

	September 30, 2020	December 31, 2019

Restricted cash	7,857	7,812

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”) and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $29.5 million of coverage towards reclamation obligations are collateralized by the restricted cash.

7.	Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
	Property	Mines	Properties	Total

Balance, December 31, 2019	10,184	19,850	13,178	43,212

Change in estimated reclamation costs	-	(170)	-	(170)
Amortization	(1,850)	-	-	(1,850)
Balance, September 30, 2020	8,334	19,680	13,178	41,192

Lost Creek Property

The Company acquired certain Wyoming properties in 2005 when Ur-Energy USA Inc. purchased 100% of NFU Wyoming, LLC. Assets acquired in this transaction include the Lost Creek Project, other Wyoming properties and development databases. NFU Wyoming, LLC was acquired for aggregate consideration of $20 million plus interest. Since 2005, the Company has increased its holdings adjacent to the initial Lost Creek acquisition through staking additional claims and making additional property purchases and leases.

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North or LC West Projects.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration.

8.	Capital Assets

The Company’s capital assets consist of the following:

	September 30, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,354)	96	3,452	(3,311)	141
Enclosures	33,008	(11,421)	21,587	33,008	(10,181)	22,827
Machinery and equipment	1,440	(866)	574	1,426	(808)	618
Furniture and fixtures	119	(118)	1	119	(115)	4
Information technology	1,123	(1,092)	31	1,100	(1,072)	28
ROU Assets	109	(42)	67	83	(71)	12
	39,249	(16,893)	22,356	39,188	(15,558)	23,630

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2020	December 31, 2019

Accounts payable	653	523
Payroll liabilities	1,612	1,483
Severance, ad valorem, and other taxes payable	100	205
	2,365	2,211

10.	Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond(Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal was to be paid in 28 quarterly installments commencing January 1, 2015.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional six quarters. Quarterly principal payments are scheduled to resume on October 1, 2022 and the last payment will be due on October 1, 2024 (see note 19).

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount was $0.9 million.

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

Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. To have the full amount of the loans forgiven, the following requirements must be met within that period, and be sufficiently documented in the application for forgiveness:

(1)	Spend not less than 60% of loan proceeds on eligible payroll costs.
(2)	Spend the remaining loan proceeds on:

a.	additional eligible payroll costs above 60%;
b.	payments of interest on mortgage obligations incurred before February 15, 2020;
c.	rent payments on leases dated before February 15, 2020; and/or
d.	utility payments under service agreements dated before February 15, 2020.

(3)	Maintain employee compensation levels (subject to specific program requirements).

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

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debts.

	September 30, 2020	December 31, 2019

Current
Small Business Administration PPP Loans	547	-
State Bond Loan	-	-
Deferred financing costs	(68)	-
	479	-

Long-term
Small Business Administration PPP Loans	350	-
State Bond Loan	12,441	12,441
Deferred financing costs	(104)	(226)
	12,687	12,215

The schedule of remaining payments on outstanding debt as of September 30, 2020 is presented below.

	Total	2020	2021	2022	2023	2024	Final payment

Small Business Administration PPP Loans
Principal	897	99	597	201	-	-	Apr-2022
Interest	12	6	6	-	-	-

State Bond Loan
Principal	12,441	-	-	1,305	5,409	5,727	Oct-2024
Interest	2,163	-	715	715	525	208

Total	15,513	105	1,318	2,221	5,934	5,935

11.	Asset Retirement Obligations

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

At September 30, 2020, the current, non-inflated, closure cost estimate was $29.4 million and the estimated future cost to complete the reclamation, including inflation, is $39.5 million. The schedule of payments required to settle the future reclamation extends through 2033. The present value of the estimated future closure estimate is presented in the following table.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

Total

Balance, December 31, 2019	30,972

Change in estimated reclamation costs	(170)
Accretion expense	433

Balance, September 30, 2020	31,235

The restricted cash discussed in note 6 relates to the surety bonds provided to the governmental agencies for these obligations.

12.	Warrant Liabilities

In September 2018, we sold 13,062,878 warrants as part of a public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. The warrants expire in September 2021. Because the warrants expire in September 2021, they are included in the current portion of warrant liability on the consolidated balance sheet at September 30, 2020.

In August 2020, we sold 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $0.75 per full share. The warrants expire in August 2022.

Because both warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability created, and adjusted quarterly, is calculated using the Black-Scholes technique described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income for the period. The present value of the warrant liabilities is presented in the following table.

	Sep-2018	Aug-2020
	Warrants	Warrants	Total

Balance, December 31, 2019	575	-	575

Warrants issued	-	860	860
Mark to market revaluation loss (gain)	(281)	(311)	(592)
Effects for foreign exchange rate changes	(6)	(12)	(18)

Balance, September 30, 2020	288	537	825

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the warrant liabilities at September 30, 2020 was determined using the Black-Scholes model with the following assumptions:

	Sep-2018	Aug-2020
	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	1.0	1.8
Expected volatility	73.4%	70.7%
Expected dividend rate	0.0%	0.0%

13.	Shareholders’ Equity and Capital Stock

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 169,667,672 shares and 160,478,059 shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

On August 4, 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million. The common share warrants will expire two years from the date of issuance and will allow the holders to purchase our common shares at an exercise price of $0.75 per whole common share.

As the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this will create a derivative financial liability. The fair value of the liability will be recorded and adjusted quarterly using the Black-Scholes technique described herein as there is no active market for the warrants. Any gain or loss will be reflected in net income for the period. We anticipate that the public offering proceeds will be used to sustain operations, and for working capital and general corporate purposes.

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on May 7, 2020. Eligible participants under the Option Plan include directors, officers, employees and consultants of the Company. Under the terms of the Option Plan, grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of the options is five years.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

		Weighted-average
	Options	exercise price
	#	$
Outstanding, December 31, 2019	11,076,583	0.64

Forfeited	(268,399)	0.61
Expired	(716,902)	0.69

Outstanding, September 30, 2020	10,091,282	0.62

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant. The fair value of options vested during the nine months ended September 30, 2020 was less than $0.1 million.

As of September 30, 2020, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$			$
0.60	897,508	0.2	-	897,508	0.2	-	11-Dec-20
0.55	2,337,434	1.2	-	2,337,434	1.2	-	16-Dec-21
0.76	300,000	1.4	-	300,000	1.4	-	02-Mar-22
0.55	200,000	1.9	-	200,000	1.9	-	07-Sep-22
0.67	1,734,962	2.2	-	1,187,174	2.2	-	15-Dec-22
0.58	200,000	2.5	-	133,333	2.5	-	30-Mar-23
0.70	960,283	2.9	-	653,312	2.9	-	20-Aug-23
0.68	791,492	3.2	-	276,423	3.2	-	14-Dec-23
0.59	2,669,603	4.1	-	-	-	-	05-Nov-24
0.62	10,091,282	2.4	-	5,985,184	1.6	-

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options with an exercise price less than the Company’s TSX closing stock price of Cdn$0.66 as of the last trading day in the period ended September 30, 2020, that would have been received by the option holders had they exercised their options as of that date. There were no options issued or exercisable that were in the money at September 30, 2020.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The RSU Plan was approved by our shareholders most recently on May 2, 2019.

Eligible participants under the RSU Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one Common Share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

		Weighted average
		grant date
	RSUs	fair value
	#	$

Outstanding, December 31, 2019	1,155,928	0.65

Released	(270,450)	0.67
Forfeited	(13,433)	0.59

Outstanding, September 30, 2020	872,045	0.61

As of September 30, 2020, outstanding RSUs are as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$
204,636	0.2	98,225	14-Dec-20
667,409	1.1	320,356	05-Nov-21
872,045	0.9	418,581

Warrants

In September 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share. In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 of our Common Shares at $0.75 per full share (see note 12).

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

The following represents warrant activity during the period ended September 30, 2020:

	Number	Number of
	of	shares to be issued	Per share
	warrants	upon exercise	exercise price
	#	#	$
Outstanding, December 31, 2019	13,062,878	6,531,439	1.00

Granted	9,000,000	4,500,000	0.75
Expired	-	-	-

Outstanding, September 30, 2020	22,062,878	11,031,439	0.90

As of September 30, 2020, outstanding warrants are as follows:

		Remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$
1.00	13,062,878	1.0	-	25-Sep-21
0.75	9,000,000	1.8	-	04-Aug-22

0.90	22,062,878	1.3	-

Share-based compensation expense

Share-based compensation expense was $0.2 and $0.5 million for the three and nine months ended September 30, 2020 and $0.2 and $0.6 million for the three and nine months ended September 30, 2019.

As of September 30, 2020, there was approximately $0.6 million of total unamortized compensation expense related to unvested share-based compensation arrangements granted under the Option Plan and $0.2 million under the RSU Plan. The expenses are expected to be recognized over a weighted-average remaining life of 2.4 years and 0.9 years under the Option Plan and RSU Plan, respectively.

No cash was received from the exercise of stock options for the nine months ended September 30, 2020. We received $0.1 million of cash from options exercised in the nine months ended September 30, 2019.

Fair value calculations

The initial fair value of options and RSUs granted is determined using the Black-Scholes option pricing model for options and the intrinsic pricing model for RSUs. There were no options or RSUs granted during the nine months ended September 30, 2020 and September 30, 2019.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

The Company estimates expected volatility using daily historical trading data of the Company’s Common Shares, because this is recognized as a valid method used to predict future volatility. The risk-free interest rates are determined by reference to Canadian Treasury Notes with maturities that approximate the expected option term. The Company has never paid dividends and currently has no plans to do so.

Share-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in recognition of expense on options that are ultimately expected to vest over the expected option term. Forfeitures were estimated using actual historical forfeiture experience.

14.	Sales

Sales have been derived from U3O8 being sold to domestic utilities, primarily under term contracts, as well as to traders through spot market sales.

Disaggregation of Revenues

The following table presents our revenues disaggregated by source and type:

	Nine months ended September 30,
	2020		2019
	$	%	$	%
Sale of produced inventory
Company A	-	0.0%	7,482	35.0%
Company B	-	0.0%	2,406	11.2%
	-	0.0%	9,888	46.2%
Sales of purchased inventory
Company C	8,300	100.0%	7,990	37.3%
Company B	-	0.0%	3,526	16.5%
	8,300	100.0%	11,516	53.8%

Total sales	8,300	100.0%	21,404	100.0%

Disposal fee income	4	0.0%	2	0.0%

	8,304	100.0%	21,406	100.0%

The names of the individual companies have not been disclosed for reasons of confidentiality.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

15.	Cost of Sales

Cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales.

Cost of sales consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Cost of product sales	-	3,428	5,166	15,635
Lower of cost or NRV adjustments	1,840	4,087	6,296	8,189
	1,840	7,515	11,462	23,824

16.	Operating Costs

Operating costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Exploration and evaluation	474	822	1,419	2,084
Development	284	372	900	831
General and administration	1,254	1,282	3,694	4,574
Accretion	145	144	433	431
	2,157	2,620	6,446	7,920

17.	Supplemental Information for Statement of Cash Flows

Cash per the Statement of Cash Flows consists of the following:

	September 30, 2020	December 31, 2019

Cash and cash equivalents	6,643	7,403
Restricted cash	7,857	7,812
	14,500	15,215

18.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.8 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation or the U.S. Federal Deposit Insurance Corporation, leaving approximately $13.8 million at risk at September 30, 2020 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2020.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As at September 30, 2020, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.4 million, and the current portion of notes payable of $0.5 million.

On May 15, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or senior and subordinated debt securities. The registration statement became effective May 27, 2020 for a three-year period. In August 2020, we utilized the registration statement for a $4.68 million registered direct offering (see note 13).

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (formerly, B. Riley FBR, Inc.), under which we may, from time to time, issue and sell common shares at market prices on the NYSE American LLC through the Agent for aggregate sales proceeds of up to $10,000,000. The Sales Agreement replaces the prior At Market Issuance Sales Agreement entered into by the Company on May 27, 2016, as amended. We have not used the facility in 2020.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2020
(expressed in thousands of U.S. dollars unless otherwise indicated)

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on either the nine months ended September 30, 2020 or the comparable nine months in 2019. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to differ from that shown above.

19.	Subsequent Event

On October 6, 2020, the Sweetwater County Commissioners and the State of Wyoming approved an additional six-quarter deferral of principal payments. The next quarterly principal payment on our State Bond Loan is therefore due in October 2022 and the final payment will be due in October 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of uranium for delivery into sales transactions, is designed and anticipated under current licensing to process up to one million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical design capacity to process two million pounds of U3O8 annually, which provides additional capacity to process material from other sources. We expect that the Lost Creek processing facility may be utilized to process captured U3O8 from our Shirley Basin Project. However, the Shirley Basin permit application contemplates the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

We were contractually committed to sell 200,000 pounds of U3O8 during H1 2020, at an average price of approximately $42 per pound. We entered into agreements to purchase product for delivery into those contractual commitments. The average cost of the purchases was approximately $26 per pound. We delivered a portion of those 2020 contractual commitments (33,000 pounds) in Q1, and delivered the remaining amount (167,000 pounds) early in Q2. The Q2 sale completed our remaining term commitment obligations.

COVID-19 (Coronavirus)

During the quarter, gathering and other restrictions continued at various levels in Wyoming and Colorado. As COVID-19 (Coronavirus) restrictions have changed, we have adapted accordingly. We continue to monitor and adhere to State, Federal and public health guidance as it evolves. Our staff continues, thus far, to remain healthy. Due to the persistently depressed uranium market, our staff at Lost Creek has been reduced by 84 percent through the reductions in force we have implemented since 2016, including most recently during this quarter. For our remaining employees at Lost Creek, we have altered certain work and commuting arrangements, with suggested additional safety precautions.

SBA Paycheck Protection Program

In response to the COVID-19 (Coronavirus) pandemic, Congress enacted the CARES Act on March 27, 2020. Among other provisions, it created the Paycheck Protection Program (“PPP”) through the SBA. As an eligible borrower under the program, we worked solely with our primary bank in Littleton, BOKF, to apply for two loans, one for each of our subsidiaries with U.S. payroll obligations. The combined loan amount we qualified for under the program was $0.9 million, which we received on April 16, 2020. The Flexibility Act, which became law on June 5, 2020, changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and forgiveness of PPP loans, with revisions being retroactive to the date of the CARES Act. The SBA and Department of Treasury (“Treasury”) have published additional guidance and rules related to the PPP, which included modifications and clarifications affecting the term of the loans, and the forgiveness process (portion of payroll expenses, allowable non-payroll expenses and application process). Under the current provisions of the program, we anticipate the loans will meet the requirements for forgiveness. See note 10 to the Unaudited Consolidated Financial Statements and discussion under Liquidity Outlook.

U.S. Nuclear Fuel Working Group, Russian Suspension Agreement and Uranium Market

On April 23, 2020, the United States Nuclear Fuel Working Group (the “Working Group”), through the Department of Energy (“DOE”), released its report, “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” Relevant to uranium miners, the recommendations included, first, that the U.S. government make direct purchases of 17 to 19 million total pounds of U3O8 proposed to commence in 2020 to replenish the American Assured Fuel Supply uranium reserve. Additionally, it is recommended that a new national uranium reserve be established through DOE’s proposed budgeted purchases for 10 years, beginning in FY2021. If budget appropriations are secured and the program implemented, these purchases would provide direct support to the front end of the fuel cycle and help re-establish our nation’s critical capabilities. The 10-year budget item is for $150 million per year. In July, however, the U.S. House Committee on Appropriations decided not to fund the budget item without obtaining further information from DOE. The Committee directed DOE to submit a plan for the proposed establishment of a uranium reserve within six months. There are alternative avenues to appropriations, including through the legislative process; it remains unknown at this time, however, the actions DOE will pursue.

In July 2020, U.S. Senator Barrasso, Chairman of the Senate Committee on Environment and Public Works, introduced draft legislation designed to revitalize the country’s nuclear infrastructure. The American Nuclear Infrastructure Act of 2020, as it is known, includes the authorization for a uranium reserve to fuel America’s nuclear reactors with domestic fuel, among other items, to preserve America’s uranium industry. Similar legislation was introduced in the House of Representatives by Representatives Cheney and Latta on July 29, 2020.

Also in July 2020, Energy Secretary Brouillette told the House Energy and Commerce Subcommittee on Energy that DOE is working to end U.S. reliance on Russia for nuclear fuel. DOE wants to process American-sourced uranium into high-grade fuel at the DOE facility in Portsmouth, Ohio next year. Centrifuges have been moved from DOE’s Oak Ridge laboratories to Portsmouth. Additionally, DOE is working with lawmakers to authorize the creation of the uranium reserve.

The Working Group report also called for support of the Department of Commerce (“DOC”) efforts to extend the Russian Suspension Agreement (“RSA”) to protect against future uranium dumping. In early October, the DOC completed the amendment and extension of the RSA. The RSA amendment continues caps on Russian imports of nuclear fuel to the U.S. for an additional 20 years, through 2040. The amendment reduces the current cap of 20% of demand to an average of 17% of demand over the 20-year period, with reductions starting in 2028 and continuing through 2040. The amendment also closes other practical loopholes to protect the U.S. market, provides for administrative reviews during the term and contemplates potential extensions. These provisions in the RSA are positive developments in the long term. Additionally, Senator Barrasso has introduced legislation to codify the recent extension of the RSA.

In its ground-up approach, the Working Group report then recommends a restart of the sole U.S. conversion plant beginning no later than 2022 to produce 6,000 to 7,500 tons of UF6 and thereafter to restart domestic enrichment in or about 2023, with at least 25 percent of material being unobligated. By law, unobligated material must be sourced domestically. At this time, no specific actions as a result of the report have been taken and there can be no certainty of the outcome of the Working Group’s findings and recommendations in terms of how and when the recommendations will be implemented. See additional discussion under Looking Ahead.

The pandemic continues to have an impact on the global uranium market. The many temporary suspensions and adjustments in production announced in Q1 led to the removal of as much as 46 million pounds of primary production on an annualized basis. In June and July various global operations announced they would resume production beginning as early as August (Kazatomprom) and September (Cameco/Cigar Lake). However, few confirmed updates are available with respect to these restarts. Kazatomprom’s announced plans include a reduction in 2020 of at least 10.4 million pounds U3O8 with further reductions through 2022.

Equity Financing and Debt Restructuring

On August 4, 2020, we announced the closing of a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company of $4.3 million were received on August 4, 2020.

On October 6, 2020, the Sweetwater County Commissioners and the State of Wyoming approved an additional six-quarter deferral of principal payments. The next quarterly principal payment is therefore due in October 2022 and the final payment will be due in October 2024.

Mineral Rights and Properties

We have 12 U.S. uranium properties. Ten of our uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 36,000 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). In the Shirley Basin, Wyoming, our Shirley Basin Project comprises more than 3,700 Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in Fremont County, Wyoming. Our Excel gold project holds approximately 2,100 acres of mining claims in Nevada.

Lost Creek Property

During the quarter, we took steps to further reduce production operations at Lost Creek and adjust to the continued depressed state of the uranium markets while we await the recommended relief from the Working Group and further positive developments in the uranium markets. The reduced production levels allowed us to make further operating cost reductions at Lost Creek and related support cost reductions at the corporate office in Littleton. The cost reductions include savings from additional reductions in force at both locations as well as other cost containment measures. Together with the further deferral of principal payments on the State Bond Loan discussed above, these measures will result in substantial savings to the Company, estimated to exceed $7 million and $4 million in calendar years 2021 and 2022, respectively.

For the three months ended September 30, 2020, 2,503 pounds of U3O8 were captured within the Lost Creek plant and 4,926 pounds of U3O8 were packaged in drums. Our inventory at the converter totaled approximately 268,485 pounds of U3O8 at September 30, 2020.

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014. The amendments seek to include recovery from the uranium resource in the LC East Project immediately adjacent to the Lost Creek Project. Reviews by WDEQ continue to progress. The BLM has completed its review and granted approval. We anticipate that all permits and authorizations for the modification of the Lost Creek licenses and permits to recover uranium in the LC East Project will be completed in the first half of 2021.

Shirley Basin Project

WDEQ continues with its review of our applications for a permit to mine and for a source material license for our Shirley Basin Project. We anticipate the State processes to be complete, with necessary permits and authorizations received, in the first quarter of 2021. The BLM has completed its review and granted approval of the project. Additionally, work is well underway on initial engineering evaluations, designs and studies for the development of Shirley Basin operations.

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

Sales

	Unit	2020 Q3	2020 Q2	2020 Q1	2019 Q4	2020 YTD

U3O8 Sales Reconciliation (1)

Sales per financial statements	$000	$-	$6,934	$1,370	$10,849	$8,304
Disposal fees	$000	$-	$(4)	$-	$(1)	$(4)
U3O8 sales	$000	$-	$6,930	$1,370	$10,848	$8,300
U3O8 pounds sold	lb	-	167,000	33,000	180,000	200,000
U3O8 price per pound sold	$/lb	$-	$41.50	$41.52	$60.26	$41.50

U3O8 Sales by Product

U3O8 Sales
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$-	$6,930	$1,370	$10,848	$8,300
	$000	$-	$6,930	$1,370	$10,848	$8,300

U3O8 Pounds Sold
Produced	lb	-	-	-	-	-
Purchased	lb	-	167,000	33,000	180,000	200,000
	lb	-	167,000	33,000	180,000	200,000

U3O8 Price per Pounds Sold
Produced	$/lb	$-	$-	$-	$-	$-
Purchased	$/lb	$-	$41.50	$41.52	$60.26	$41.50
	$/lb	$-	$41.50	$41.52	$60.26	$41.50

Note:

1.Sales per the financial statements include revenues from disposal fees received at Shirley Basin. The disposal fees do not relate to U3O8 pounds sold and are excluded from the U3O8 sales and U3O8 price per pound sold figures.

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

There were no sales in the third quarter, and we do not anticipate making any sales in the fourth quarter.

Cost of Sales

	Unit	2020 Q3	2020 Q2	2020 Q1	2019 Q4	2020 YTD

U3O8 Cost of Sales Reconciliation (1)

Cost of sales per financial statements	$000	$1,840	$6,517	$3,105	$6,451	$11,462
Lower of cost or NRV adjustment	$000	$(1,840)	$(2,174)	$(2,282)	$(2,074)	$(6,296)
U3O8 cost of sales	$000	$-	$4,343	$823	$4,377	$5,166
U3O8 pounds sold	lb	-	167,000	33,000	180,000	200,000
U3O8 cost per pound sold	$/lb	$-	$26.01	$24.94	$24.31	$25.83

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	$9	$6	$3	$22	$18
Wellfield cash costs	$000	$107	$154	$128	$158	$389
Wellfield non-cash costs	$000	$557	$557	$618	$611	$1,732
Plant cash costs	$000	$807	$1,064	$910	$898	$2,781
Plant non-cash costs	$000	$490	$490	$490	$494	$1,470
Distribution costs	$000	$4	$(3)	$-	$26	$1
Inventory change	$000	$(1,974)	$(2,268)	$(2,149)	$(2,209)	$(6,391)
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$-	$4,343	$823	$4,377	$5,166
	$000	$-	$4,343	$823	$4,377	$5,166

U3O8 Pounds Sold
Produced	lb	-	-	-	-	-
Purchased	lb	-	167,000	33,000	180,000	200,000
	lb	-	167,000	33,000	180,000	200,000

U3O8 Cost per Pound Sold
Produced	$/lb	$-	$-	$-	$-	$-
Purchased	$/lb	$-	$26.01	$24.94	$24.31	$25.83
	$/lb	$-	$26.01	$24.94	$24.31	$25.83

Note:

1.Cost of sales per the financial statements include lower of cost or net realizable value (“NRV”) adjustments. The NRV adjustments do not relate to U3O8 pounds sold and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures.

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

Production costs included in cost of sales decreased from the previous quarter, which included higher than normal costs, and because of other cost reduction efforts made in the third quarter. Following another particularly harsh winter impeding access to the site, seasonal field and maintenance projects were undertaken in Q2. As a result, labor and project-related costs increased during Q2. The projects were largely completed in Q2 and the costs were not repeated in Q3. During Q3, various cost reduction measures were undertaken to conserve cash, including a reduction in force at Lost Creek in early September. These efforts resulted in lower wellfield and plant cash costs. Wellfield and plant non-cash costs were unchanged from the previous quarter.

Gross Profit

	Unit	2020 Q3	2020 Q2	2020 Q1	2019 Q4	2020 YTD

U3O8 Gross Profit by Cost Product

U3O8 Sales
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$-	$6,930	$1,370	$10,848	$8,300
	$000	$-	$6,930	$1,370	$10,848	$8,300

U3O8 Cost of Sales
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$-	$4,343	$823	$4,377	$5,166
	$000	$-	$4,343	$823	$4,377	$5,166

U3O8 Gross Profit
Produced	$000	$-	$-	$-	$-	$-
Purchased	$000	$-	$2,587	$547	$6,471	$3,134
	$000	$-	$2,587	$547	$6,471	$3,134

U3O8 Pounds Sold
Produced	lb	-	-	-	-	-
Purchased	lb	-	167,000	33,000	180,000	200,000
	lb	-	167,000	33,000	180,000	200,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	$-	$-	$-	$-	$-
Purchased	$/lb	$-	$15.49	$16.58	$35.95	$15.67
	$/lb	$-	$15.49	$16.58	$35.95	$15.67

The last produced inventory was sold in 2019 Q2. Since then, all sales were from purchased inventory. There were no sales and, therefore, no gross profit figures in the third quarter.

U3O8 Production and Ending Inventory

	Unit	2020 Q3	2020 Q2	2020 Q1	2019 Q4	2020 YTD

U3O8 Production

Pounds captured	lb	2,503	4,119	4,113	5,004	10,735
Pounds drummed in	lb	4,926	2,892	1,433	7,116	9,251
Pounds shipped	lb	-	-	-	20,643	-
Pounds purchased	lb	-	167,000	33,000	180,000	200,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	6,901	9,267	8,304	5,396
Plant inventory	lb	9,251	4,326	1,433	-
Conversion inventory - produced	lb	219,735	219,802	219,802	220,053
Conversion inventory - purchased	lb	48,750	48,750	48,750	48,750
	lb	284,637	282,145	278,289	274,199

Value
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$268	$138	$42	$-
Conversion inventory - produced	$000	$6,083	$6,079	$6,082	$6,250
Conversion inventory - purchased	$000	$1,268	$1,268	$1,209	$1,176
	$000	$7,619	$7,485	$7,333	$7,426

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$28.97	$31.90	$29.31	$-
Conversion inventory - produced	$/lb	$27.68	$27.66	$27.67	$28.40
Conversion inventory - purchased	$/lb	$26.01	$26.01	$24.80	$24.12
	$/lb	$26.77	$26.53	$26.35	$27.08

Produced Inventory detail:
Ad valorem and severance tax	$/lb	$0.75	$0.75	$0.75	$0.77
Cash cost	$/lb	$17.50	$17.48	$17.49	$17.95
Non-cash cost	$/lb	$9.43	$9.43	$9.43	$9.68
	$/lb	$27.68	$27.66	$27.67	$28.40

During the quarter, we took steps to further reduce production operations at Lost Creek and adjust to the continued depressed state of the uranium markets while we await the recommended relief from the Working Group and further positive developments in the uranium markets. As a result, production rates at Lost Creek declined during the quarter. Pounds captured decreased nearly 40 percent during the quarter and will continue to decrease in Q4. To minimize drying costs, we only dry and package when we have captured enough material for a complete load. As a result, pounds drummed may lag longer and vary from pounds captured more than usual. There were no shipments in the quarter as we shipped all available product to the conversion facility in December 2019 and have not drummed enough product in 2020 to justify a shipment.

At the end of the quarter, we had approximately 268,485 pounds of U3O8 at the conversion facility including 219,735 produced pounds at an average cost per pound of $27.68, and 48,750 purchased pounds at an average cost of $26.01 per pound.

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019

The following table summarizes the results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	-	5,115	8,304	21,406
Cost of sales	(1,840)	(7,515)	(11,462)	(23,824)
Gross profit (loss)	(1,840)	(2,400)	(3,158)	(2,418)

Operating costs	(2,157)	(2,620)	(6,446)	(7,920)
Profit (loss) from operations	(3,997)	(5,020)	(9,604)	(10,338)

Net interest expense	(195)	(153)	(522)	(517)
Warrant mark to market gain	550	981	592	343
Foreign exchange gain (loss)	(53)	4	(46)	(24)
Other income (expense)	(1)	(12)	16	3
Net income (loss)	(3,696)	(4,200)	(9,564)	(10,533)

Foreign currency translation adjustment	36	15	67	(8)
Comprehensive income (loss)	(3,660)	(4,185)	(9,497)	(10,541)

Income (loss) per common share:
Basic	(0.02)	(0.03)	(0.06)	(0.07)
Diluted	(0.02)	(0.03)	(0.06)	(0.07)

U3O8 pounds sold	-	122,500	200,000	485,000

U3O8 price per pounds sold	-	41.76	41.50	44.13

U3O8 cost per pounds sold	-	27.98	25.83	32.24

U3O8 gross per pounds sold	-	13.78	15.67	11.89

Sales

We sold 200,000 pounds of U3O8 during the nine months ended September 30, 2020 at an average price of $41.50 per pound. We sold 122,500 and 485,000 pounds of U3O8 during the three and nine months ended September 30, 2019 at an average price of $41.76 and $44.13, respectively, per pound. The sales were all from term contracts. There were no sales in the third quarter of 2020.

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

All sales in 2020 were from purchased product. The weighted average purchase price was $25.83 per pound for the nine months ended September 30, 2020 as compared to $32.24 for the nine months ended September 30, 2019. In 2019, a portion of the product sold was from purchased inventory and the cost per pound of the produced inventory was higher than the purchased inventory, which led to a higher average cost per pound sold in 2019 as compared to 2020. There were no sales in the third quarter of 2020.

In the three and nine months ended September 30, 2020, cost of sales per the financial statements included $1.8 million and $6.3 million, respectively, in lower of cost or NRV adjustments compared to $4.1 and $8.2 million in the comparable periods in 2019.

Gross Profit

The gross loss per the financial statements for the nine months ended September 30, 2020 was $3.2 million. After adding back the $6.3 million lower of cost or NRV adjustment, which included a significant portion of cash production costs, the gross profit related to U3O8 sales was $3.1 million for the nine month period, which represents gross profit margin of approximately 38 percent. Gross profits exclusive of NRV adjustments of $1.7 million and $5.8 million in the three and nine months ended September 30, 2019, respectively, represent gross profit margins of approximately 33 percent and 27 percent. The primary reason for the lower gross profit margin in 2019 was because it included sales of higher cost produced pounds, which increased the cost per pound sold in that year.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Exploration and evaluation	474	822	1,419	2,084
Development	284	372	900	831
General and administration	1,254	1,282	3,694	4,574
Accretion	145	144	433	431
	2,157	2,620	6,446	7,920

Total operating costs for the three and nine months ended September 30, 2020 were $2.2 million and $6.4 million, respectively. These expenses compare to the three and nine month periods ended September 30, 2019, which were $2.6 million and $7.9 million, respectively. The decrease for the quarter primarily related to the timing variance of maintenance payments for certain of our federal mining claims, which were paid in the second quarter of this year as compared to being paid in Q3 of last year. Lower labor costs accounted for most of the favorable difference for the nine month period. In 2020 Q1, after considering uranium market conditions, and other factors including worldwide economic conditions and market reactions to COVID-19, our Board of Directors chose to not pay bonus awards for 2019 performance, which accounted for a significant portion of the labor variance.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties which have not reached the development or operations stage. The quarterly and year-to-date decreases in 2020 are primarily due to the claim maintenance timing difference and the decision to not pay the bonus awards, respectively, as discussed above.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage, and Lucky Mc, which is near the end of reclamation at the historic mine site. The quarterly decrease related to the timing of the claim payments as discussed above. The yearly increase related to costs associated with completing the licensing of LC East and Shirley Basin.

General and administration expense relates to the administration, finance, investor relations, land and legal functions of the Company and consists principally of personnel, facility and support costs. Quarterly costs were similar to the previous year while the yearly decrease was mainly attributable to the decision to not pay the bonus awards, as discussed above, and a reduction in legal and related fees associated with the Section 232 trade action incurred in 2019, which were not repeated in 2020.

Other Income and Expenses

Net interest expense remained consistent during the three and nine months ended September 30, 2020 compared to the prior year. In October 2019, the State granted a six-quarter deferral of principal payments on the State Bond Loan, so the principal balance, and the resulting interest charge, did not change significantly.

As a part of the September 2018 public offering, and the August 2020 registered direct offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability created, and adjusted quarterly, is calculated using the Black-Scholes technique as there is no active market for the warrants. Any gain or loss on remeasurement of the liability is reflected in net income for the period. The revaluation as of September 30, 2020 and 2019 resulted in gains as presented, respectively.

Earnings (loss) per Common Share

The basic and diluted losses per Common Share for the three and nine months ended September 30, 2020 were $0.02 and $0.06, respectively, compared to basic and diluted losses of $0.03 and $0.07 per share for the same periods in 2019. The diluted losses per Common Share were equal to the basic losses per Common Share as there is no dilution for options, warrants and RSUs when net losses are experienced.

Liquidity and Capital Resources

As of September 30, 2020, we had cash resources consisting of cash and cash equivalents of $6.6 million, a decrease of $0.8 million from the December 31, 2019 balance of $7.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $5.8 million for operating activities and less than $0.1 million for investing activities, and generated $5.1 million from financing activities.

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all of the assets at the Lost Creek Project. As of September 30, 2020, the balance of the State Bond Loan was $12.4 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments are scheduled to resume on October 1, 2022 and the last payment will be due on October 1, 2024.

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the BOKF. The program was a part of the CARES Act enacted by Congress on March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount was $0.9 million.

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

Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. To have the full amount of the loans forgiven, the following requirements must be met within that period, and be sufficiently documented in the application for forgiveness:

(1)	Spend not less than 60% of loan proceeds on eligible payroll costs.
(2)	Spend the remaining loan proceeds on:

a.	additional eligible payroll costs above 60%;
b.	payments of interest on mortgage obligations incurred before February 15, 2020;
c.	rent payments on leases dated before February 15, 2020; and/or
d.	utility payments under service agreements dated before February 15, 2020.

(3)	Maintain employee compensation levels (subject to specific program requirements).

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

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (formerly, B. Riley FBR, Inc.), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agent for aggregate sales proceeds of up to $10,000,000. The Sales Agreement replaces the prior At Market Issuance Sales Agreement entered into by the Company on May 27, 2016, as amended. We have not used the facility in 2020.

On August 4, 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million.

Collections from U3O8 sales for the nine months ended September 30, 2020 totaled $8.3 million.

Operating activities used cash of $5.8 million during the nine months ended September 30, 2020 as compared to $0.5 million during the same period in 2019. The primary reason for the variance is that 2019 included sales of existing inventory and 2020 did not. In 2019, we sold 213,750 pounds from inventory that we produced and paid for in 2018. As a result, all 2019 sales proceeds related to the produced pounds contributed to cash provided by operating activities for the year. In 2020, all sales were from purchased product and the cost of the purchased pounds reduced the amount of cash provided by operating activities for the year.

Liquidity Outlook

As at October 28, 2020, our unrestricted cash position was $5.9 million.

In addition to our cash position, our finished, ready-to-sell, conversion facility inventory is immediately realizable, if necessary. We anticipate selling a substantial portion of our existing finished-product inventory in 2021 at spot market prices in effect at that time, unless market conditions change, or we choose to obtain additional financing.

Looking Ahead

Following multiple announcements of industry production suspensions and reductions earlier this year, U3O8 spot prices increased to $33 per pound in June. U3O8 spot prices have decreased to just under $30 per pound since then. While the production cuts may amount to as much as 46 million pounds of primary production on an annualized basis, positive impacts on long-term U3O8 prices have not materialized.

As set forth above, the Working Group report makes several strong recommendations to revitalize domestic uranium mining, most relevant among which is that the U.S. government should make direct purchases of 17 to 19 million total pounds of U3O8 to replenish the American Assured Fuel Supply uranium reserve. Additionally, the report recommends the establishment of a national uranium reserve, which is included in the President’s Fiscal Year 2021 Budget Request; during the first year, it is expected that the reserve would directly support the operation of at least two U.S. uranium mines. The budget item is for $150 million per year from FY2021 to FY2030. However, in July the U.S. House Committee on Appropriations decided not to fund the budget item without further information from DOE, for which they directed DOE to submit a plan for the proposed establishment of a uranium reserve within six months of the appropriation bill’s enactment.

The amendment and extension of the RSA, completed in early October, continues caps on Russian imports of nuclear fuel to the U.S. for an additional 20 years, through 2040. The amendment reduces the current cap of 20% of demand to an average of 17% of demand over the 20-year period, with reductions starting in 2028 and continuing through 2040. These provisions in the RSA are positive developments in the long term. Notably, Senator Barrasso has introduced legislation to codify the recent extension of the RSA.

Still, no specific action or remedies have resulted from the Working Group’s plan at this time and, while the report is strong in its recommendations, there can be no certainty of the final outcome of the Working Group’s findings and recommendations, or the timing and impact of any actions taken in response to those findings and recommendations. This includes both the Congressional budget appropriations process and proposed legislation related to the national uranium reserves. The outcome of these continuing processes and its effects on the U.S. uranium market, therefore, remains uncertain.

In addition to the restructuring of the State Bond Loan, we have continued to implement other Company-wide cost-saving measures as we await the recommended relief from the Working Group report and further positive developments in the uranium markets. Recently, we further reduced production operations at Lost Creek to market-appropriate levels. The reduced production levels allowed us to make further operating cost reductions at Lost Creek and related support cost reductions at the corporate office. The cost reductions include savings from additional reductions in force at both locations as well as other cost containment measures. Together with the further deferral of principal payments on the State Bond Loan, these measures will result in substantial savings to the Company, estimated to exceed $7 million and $4 million in calendar years 2021 and 2022, respectively.

With our remaining highly experienced technical and operation staff, we will continue to maintain operational readiness at our fully permitted Lost Creek mine and plant. Ur-Energy is prepared to expand uranium production at Lost Creek to an annualized run rate of one million pounds.

The Lost Creek facility has the constructed and licensed capacity to process up to two million pounds of U3O8 per year and previously reported mineral resources to feed the processing plant for many years to come. A ramp-up of production at Lost Creek will advance further development in the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Property Preliminary Economic Assessment, as amended. With future development and construction in mind, our current staff members were retained as having the greatest level of experience and adaptability allowing for an easier transition back to full operations. Lost Creek operations can increase to full production rates in as little as six months following a go decision, simply by developing additional header houses within the fully permitted MU2. Development expenses during this six-month ramp up period are estimated to be approximately $14 million and are almost entirely related to MU2 drilling and header house construction costs.

We will continue to closely monitor the uranium market and any actions or remedies resulting from the Working Group’s report, DOE’s and DOC’s efforts, or legislative actions, which may positively impact the uranium production industry. Until such time, we will continue to minimize costs and maximize ‘runway’ to maintain current operations and avoid unnecessary dilution while maintaining the operational readiness needed to ramp-up production when called upon.

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

The development of the wellfield includes injection, production and monitor well drilling and completion, piping within the wellfield and to the processing facility and header houses used to monitor production and disposal wells associated with the operation of the mine. These costs are expensed when incurred.

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

Outstanding Share Data

As of October 28, 2020, we had outstanding 169,667,672 Common Shares and 10,091,282 options to acquire Common Shares.

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

Currency risk

At September 30, 2020, we maintained a balance of approximately $0.2 million in foreign currency resulting in a low currency risk which is our typical balance.

Commodity Price Risk

The Company is subject to market risk related to the market price of U3O8. Additional future sales would be impacted by both spot and long-term U3O8 price fluctuations. Historically, U3O8 prices have been subject to fluctuation, and the price of U3O8 has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in U3O8 producing and consuming countries and production levels and costs of production of other companies. The spot market price for U3O8 has demonstrated a large range since January 2001. Prices have risen from $7.10 per pound at January 2001 to a high of $136.00 per pound as of September 2007. The spot market price was $29.60 per pound as of October 28, 2020 as reported by TradeTech, LLC and UxC, LLC.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

In addition to our previously stated risk factors, set forth in our Annual Report on Form 10-K, the following with respect to COVID-19 (Coronavirus) should be considered.

COVID-19 (Coronavirus), declared a pandemic in March 2020, has had a significant negative impact on the global economy and commodity and equity markets, and the outlook remains uncertain. Although none of our staff has yet been directly affected, or fallen ill, the pandemic situation poses risk to our business and operations, and could adversely impact our operations, business and financial condition if our employees, regulators, suppliers or other business partners are prevented from conducting routine operations for periods of time. While we are monitoring these conditions including government restrictions on movement and operations, it is impossible to predict the extent of any such impact or the levels of success of responsive actions to impacts, as the circumstances continue to evolve, including in unforeseeable ways. We are a highly-regulated industry and while the regulators are standing by to address operational impacts from illness, governmental restrictions and other effects, it remains uncertain whether all impacts can be timely addressed with our operations and with the regulators. We are and will remain fully engaged with our employees in our efforts to protect their health and safety.

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

Item 5. OTHER INFORMATION

On October 28, 2020, the Board of the Company approved an amendment to the Amended and Restated Employment Agreement of its CEO, Jeffrey Klenda. Under the terms of the amended agreement, the amount of the severance payment that may become payable to Mr. Klenda was increased from two times his then-current base salary to three times his then-current base salary. The circumstances under which Mr. Klenda would be entitled to receive the severance payment were not modified.

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

UR -ENERGY INC.

Date: October 30, 2020	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2020	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

