Form 10-K
period 2020-12-31
UR-ENERGY INC
filed 2021-02-26
CIK 1375205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not-Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

As of February 24, 2021, there were 188,871,300 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2020, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $93.1 million based upon the closing sale price of the Common Shares as reported by the NYSE American. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2020, included all directors and officers who collectively held approximately five million of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report on Form 10-K contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled and reduced level operations at Lost Creek in safe and compliant fashion; (ii) the timing to determine future development and construction priorities, and the ability to readily and cost-effectively ramp-up production operations when market and other conditions warrant; (iii) the continuing technical and economic viability of Lost Creek; (iv) the timing and outcome of remaining permitting and regulatory approvals of the amendments to the Lost Creek permits and licenses; (v) the ability and timing to complete additional favorable uranium sales agreements including spot sales when warranted; (vi) the production rates and life of the Lost Creek Project and subsequent development of and production from adjoining projects within the Lost Creek Property, including plans at LC East; (vii) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (viii) the potential of our other exploration and development projects, including Shirley Basin, the projects in the Great Divide Basin and the Excel project (ix) the technical and economic viability of Shirley Basin; (x) the timing and outcome for remaining regulatory approvals to build and operate an in situ recovery mine at Shirley Basin; (xi) current and near-term market conditions including without limitation supply and demand projections; (xii) further action on the recommendations from the U.S. Nuclear Fuel Working Group, including the timeline and scope of proposed remedies; (xiii) outcome of the process to establish the national uranium reserve program, including the procurement process and our role in it, as well as further budget appropriations processes related to the reserve. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

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

is a description of a rock; generally, its physical nature. The description would address such things as grain size, texture, rounding, and even chemical composition. An example of a lithologic description would be ‘coarse grained well-rounded quartz sandstone with 10% pink feldspar and 1% muscovite.’

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

PPP	is the Paycheck Protection Program of the Small Business Administration, implemented as a part of the CARES Act (March 2020).

Preliminary Economic Assessment (or PEA)

is a Preliminary Economic Assessment performed under NI 43-101. A Preliminary Economic Assessment is a study, other than a prefeasibility study or feasibility study, which includes an economic analysis of the potential viability of mineral resources.

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

Restoration

is the process by which aquifers affected by mineral extraction activities are treated in an effort to return the concentration of pre-determined chemicals in the aquifer to pre-mining levels or, if approved by applicable government agencies, a pre-mining class of use such as industrial or livestock.

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

Abbreviations:

AAFS	American Assured Fuel Supply
ANIA	American Nuclear Infrastructure Act of 2020
BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
DDW	Deep Disposal Well
DEIS	Draft Environmental Impact Statement
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EIA	U.S. Energy Information Administration
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
FEIS	Final Environmental Impact Statement
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Properties)
NRC	U.S. Nuclear Regulatory Commission
PEA	Preliminary Economic Assessment
PPM	Parts per million
PPP	Paycheck Protection Program created by the CARES Act (and modified by the Flexibility Act), 2020, administered by the Small Business Administration
RCRA	Resource Conservation and Recovery Act
RO	Reverse Osmosis
RSA	Russian Suspension Agreement (as amended and extended, October 2020, through 2040)
SBA	U.S. Small Business Administration
SEC	U.S. Securities Exchange Commission
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
WDEQ

Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, URP/Uranium Recovery Program; WQD/Water Quality Division; AQD/Air Quality Division; and SHWD/Solid and Hazardous Waste Division)

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

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined in Securities and Exchange Commission (“SEC”) Industry Guide 7.  We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S. Through our Wyoming operating subsidiary, Lost Creek ISR, LLC, we began operation of our first in situ recovery uranium mine at our Lost Creek Project in 2013. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the NYSE American under the symbol “URG” and on the TSX under the symbol “URE.”

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

Currently, and at December 31, 2020, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

We are engaged in uranium mining, recovery and processing operations, in addition to the exploration for and development of uranium mineral properties. Uranium fuels carbon-free, emission-free nuclear power which is a clean, cost-effective, and reliable form of electrical power. Nuclear power is estimated to provide more than 50 percent of the carbon-free electricity in the U.S. and approximately one-third of carbon-free electricity worldwide. As a uranium producer, we are allowed to advance the interests of clean energy, thereby addressing global climate change.

Our wholly owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”) and started production operation activities in August 2013. Our first sales of Lost Creek production were made in December 2013.

From commencement of operations until 2020, we had multiple term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. We sold 200,000 pounds of Uranium Oxide (“U3O8”) during 2020, at an average price of approximately $42 per pound. In more recent years, we took advantage of the low prices to enter into purchase agreements for delivery into our contractual commitments and, again for 2020, secured such purchase agreements for the 200,000 pounds of U3O8. The average cost of the 2020 purchases was $26 per pound. We completed all commitments into existing term agreements in 2020 Q2.

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

In December 2015, our application for a permit to mine at Shirley Basin was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). WDEQ has completed its technical review of our application for a permit to mine, and the State of Wyoming Uranium Recovery Program (“URP”) review of our application for source material license is also complete. We anticipate the state processes to be complete, with necessary permits and authorizations received, in 2021 H1. The BLM initiated its review of the Plan of Operations in 2019 and we received approval from the BLM in 2020. Work is well underway on initial engineering evaluations, designs and studies.

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

Our Lost Creek processing facility includes all circuits for the capture, concentration, drying and packaging of uranium yellowcake for delivery into sales. Our processing facility, in addition to the IX circuit, includes dual processing trains with separate elution, precipitation, filter press and drying circuits (this contrasts with certain other uranium in situ recovery facilities which operate as a capture plant only, and rely on agreements with other producers for the finishing, drying and packaging of their yellowcake end-product). Additionally, a restoration circuit including an RO unit was installed during initial construction to complete groundwater restoration once mining is complete. A pre-IX filtration and wastewater treatment facility is being contemplated and lab tested to further enhance the ion exchange effectiveness as well as reduce final wastewater volumes. The system, as currently planned, will allow for more effective use of current and future deep disposal wells working in conjunction with the Class V water recycling system.

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

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO is being utilized as a part of our Class V recycling circuit to minimize the wastewater stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use or better. The first step of restoration involves removing a small portion of the groundwater and disposing of it (commonly known as sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to ensure the cleanup is complete, concluding the mining process.

Our Lost Creek processing facility was constructed in 2012 – 2013, with production operations commencing in August 2013. Our first sales were made in December 2013. Nameplate design and NRC-licensed capacity of our Lost Creek processing plant is two million pounds per year, of which approximately one million pounds per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and, non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to permit us to process uranium from other mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project) or, alternatively, to be able to contract to toll mill/process product from other in situ uranium mine sites in the region. The design permits us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

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

Our Mineral Properties

Our current land portfolio in Wyoming includes 12 projects. Ten of these projects are in the Great Divide Basin, Wyoming, including our flagship project, Lost Creek Project, which began production operations in August 2013. Currently we control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 36,000 acres (~15,500 hectares) at our Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining properties which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the Lost Creek Property contain NI 43‑101 compliant mineral resources: Lost Creek, LC East, LC West, LC South and LC North. See Resource Summary below in Updated Preliminary Economic Assessment for Lost Creek Property. Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Our Wyoming properties together total approximately 48,000 acres (approximately 19,425 hectares) and include two properties, Shirley Basin and Lucky Mc, obtained through our 2013 acquisition of Pathfinder Mines Corporation. Our Pathfinder acquisition also included a significant exploration and development database compiled by Pathfinder over several decades.

Our first gold exploration project (Excel Project) is located in west-central Nevada, and currently comprises 114 federal lode mining claims (approximately 2,600 acres). The project is located within the Excelsior Mountains, in proximity to the Camp Douglas and Candelaria Mining Districts. We identified the mineral potential of this project area from exploration data acquired through our purchase of Pathfinder. Historic exploration programs conducted by Pathfinder in the area of the Excel Project encountered high-grade gold and silver assays. Our initial land acquisition activities were complete in 2018, after which rock sampling and geochemical soil sampling programs were conducted. Since securing the land position, we have conducted additional work at the project on a time-to-time basis. Plans for the project for 2021 are not yet established.

Operating Properties

Lost Creek Project – Great Divide Basin, Wyoming

We acquired the Lost Creek Project area in 2005. Lost Creek is located in the Great Divide Basin (“GDB”), Wyoming. The Main Mineral Trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The permit area of the Lost Creek Project covers 4,254 acres (1,722 hectares), comprising 201 lode mining claims and one State of Wyoming mineral lease section. Regional access relies almost exclusively on existing public roads and highways. The local and regional transportation network consists of primary, secondary, local and unimproved roads. Direct access to Lost Creek is mainly on two crown-and-ditched gravel paved access roads to the processing plant. One road enters from the west from Sweetwater County Road 23N (Wamsutter-Crooks Gap Road); the other enters from the east off of U.S. Bureau of Land Management (“BLM”) Sooner Road. On a wider basis, from population centers, the Lost Creek property area is served by an Interstate Highway (Interstate 80), a US Highway (US 287), Wyoming state routes (SR 220 and 73 to Bairoil), local county roads, and BLM roads. The Lost Creek Property is located as shown here:

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

There are no royalties at the Lost Creek Project, except the royalty on the State of Wyoming section mineral lease as provided by law. Currently, there is only limited production planned from the State lease section. There is a production royalty of one percent on certain claims of the LC East Project, and other royalties on other claims within the other adjoining projects (LC South and EN projects) as well as the other State sections on which we maintain mineral leases (LC West and EN projects).

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

For the Lost Creek PEA, in order to accurately reflect existing resources, all resources produced through September 30, 2015 (1,358,407 pounds) were subtracted from total Measured Resources from the HJ Horizon in Mine Unit 1 (“MU1”). All the wells to support the originally planned 13 header houses (“HHs”) have been completed. HHs 1-1 through 1-11 were operational as of the effective date of the Lost Creek PEA, October 15, 2015. Subsequently, the last two of the originally planned header houses in MU1 were brought online.

All monitor ring wells in Mine Unit 2 (“MU2”) have been installed, pump-tested and approved for operational use. As of October 15, 2015, the effective date for the Lost Creek PEA, 138 pattern wells were piloted within HHs 2-1, 2-2 and 2-3. In a limited development program in 2018, the wells previously piloted were completed for use and HHs 2-2 and 2-3 were constructed.  HH 2-2 was brought into operation in August 2017, HH 2‑3 started in January 2018 and HH 2-1 was brought online in May 2018. No further development work has been conducted at Lost Creek, since HH 2-1 came online.

We began 2020 with continued, controlled production at market appropriate reduced levels. In Q3, we further reduced production operations at Lost Creek. For the year, 10,789 pounds of U3O8 were captured within the Lost Creek plant and 15,873 pounds U3O8 were packaged in drums.

2016 Preliminary Economic Assessment for Lost Creek Property

In 2016, we issued a Preliminary Economic Assessment for the Lost Creek Property Sweetwater County Wyoming, as amended (February 8, 2016 (TREC, Inc.)) (the “Lost Creek PEA”). The Lost Creek PEA was prepared for the Company and its subsidiary, Lost Creek ISR, LLC, by Douglass H. Graves, P.E., TREC, Inc. (“TREC”) and James A. Bonner, P.Geo., in accordance with NI 43-101.

According to the Lost Creek PEA, the mineral resources at the Lost Creek Property at the date of the report were as follows:

Lost Creek Property - Resource Summary

	MEASURED			INDICATED			INFERRED
PROJECT	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.048	8,339	7,937	0.046	3,831	3,491	0.046	3,116	2,844
MU1 production through 9/30/15	(0.048)	(1,415)	(1,358)
LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	—	—	—	—	—	—	0.045	645	581
LC SOUTH	—	—	—	0.037	220	165	0.039	637	496
LC WEST	—	—	—	—	—	—	0.109	16	34
EN	—	—	—	—	—	—	—	—	—
GRAND TOTAL	0.048	8,316	8,028	0.044	5,942	5,223	0.044	7,368	6,439

		MEASURED + INDICATED =			14,258	13,251

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.

2.	% eU3O8 is a measure of gamma intensity from a decay product of uranium and is not a direct measurement of uranium. Numerous comparisons of eU3O8 and chemical assays of Lost Creek rock samples, as well as PFN logging, indicate that eU3O8 is a reasonable indicator of the chemical concentration of uranium.

3.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.

4.	Measured, Indicated, and Inferred Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2015)).

5.	Resources are reported through October 15, 2015.

6.	All reported resources occur below the static water table.

7.	1,358,407 lbs. of uranium have been produced from the HJ Horizon in MU1 (Lost Creek Project) as of September 30, 2015.

8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Information shown in the table above differs from the disclosure requirements of the SEC.  See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

The Lost Creek PEA discloses changes for the Lost Creek Property which come in the form of an updated mineral resource estimate prompted by drilling within Lost Creek’s MU2, exploratory drilling at the Lost Creek and LC East Projects, and the re-estimation of all previously-identified resources for the Property at a revised 0.20 grade-thickness (GT) cut-off. The economic analyses within the Lost Creek PEA were revised to evaluate the impact of additional identified resources with information and data acquired through two years of ISR operations at Lost Creek. The Lost Creek PEA therefore replaced the last economic analyses for the Lost Creek Property (December 2013) and the NI 43-101 Technical Report on the Lost Creek Property, dated June 17, 2015 (the “2015 Technical Report”). The Lost Creek PEA covers production through September 30, 2015 and drilling and other exploration and operational activities conducted through October 15, 2015.

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

The Lost Creek Property includes six individual contiguous Projects: Lost Creek Project, LC East Project, LC West Project, LC North Project, LC South Project and EN Project. The fully-licensed and operating Lost Creek Project is considered the core project while the others are collectively referred to as the Adjoining Projects in the Lost Creek PEA. The Adjoining Projects were acquired by the Company as exploration targets to provide resources supplemental to those recognized at the Lost Creek Project. Most were initially viewed as stand-alone projects but expanded over time such that, collectively, they represent a contiguous block of land along with the Lost Creek Project.

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

The Lost Creek PEA is the first technical report prepared since production began at Lost Creek which includes an updated preliminary economic assessment. It reflects production from August 3, 2013 to September 30, 2015 and subtracts that amount (1,358,407 pounds) when summing the Measured Resources.

Based upon the Lost Creek PEA, since September 30, 2015 up through December 31, 2020, another 1,376,022 pounds U3O8 have been produced. Total production from MU1 and MU2, through December 31, 2020, equaled 2,734,393 pounds U3O8 and the remaining Lost Creek PEA resources following that production are as follows:

12/31/20 Reconciliation of Lost Creek Property Resource Estimate	MEASURED			INDICATED			INFERRED
PROJECT	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.048	8,339	7,937	0.046	3,831	3,491	0.046	3,116	2,844
LC production through 12/31/20	-0.048	-2,834	-2,734
Lost Creek Subtotal at 12/31/20	0.048	5,505	5,203	0.046	3,831	3,491	0.046	3,116	2,844

LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	—	—	—	—	—	—	0.045	645	581
LC SOUTH	—	—	—	0.037	220	165	0.039	637	496
LC WEST	—	—	—	—	—	—	0.109	16	34
EN	—	—	—	—	—	—	—	—	—
Grand Total at 12/31/20	0.048	6,897	6,652	0.044	5,943	5,223	0.044	7,368	6,440

	MEASURED + INDICATED =			0.046	12,840	11,875

Since the date of the Lost Creek PEA, no additional exploration drilling has been conducted on the Lost Creek Property. As expected, development drilling for the initial MU2 construction at Lost Creek in 2017 did not result in the identification of significant additional mineral resources and no additional drilling has been conducted since that time. Absent a significant change in the uranium markets to warrant further development, no additional exploration or development drilling is now planned at the Lost Creek Property for 2021. If a ramp-up in production operations is warranted, development and construction will be a priority, with exploration activities to follow when appropriate.

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

Potential risks to the accessibility of the estimated mineral resource may include changes in the designation of the sage grouse as an endangered species by the USFWS because the Lost Creek Property lies within a sage grouse core area as defined by the state of Wyoming. In 2015, the USFWS issued its finding that the greater sage grouse does not warrant protection under the Endangered Species Act (ESA). The USFWS reached this determination after evaluating the species’ population status, along with the collective efforts by the BLM and U.S. Forest Service, state agencies, private landowners and other partners to conserve its habitat.

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

The State of Wyoming has developed a “core-area strategy” to help protect the greater sage-grouse species within certain core areas of the state. The Lost Creek property is within a designated core area and is thus subject to work activity restrictions from March 1 to July 15 of each year. The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage-grouse. The sage-grouse timing restrictions relevant to ISR production and operational activities at the Lost Creek Project are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. As a result, there are no timing restrictions on operational activities in pre-approved disturbed areas within our permit to mine.

Meanwhile, in related regulatory processes, the BLM prepared and issued environmental impact statements for and issued amendments to eleven Resource Management Plans (“RMPs”), related to the greater sage-grouse, which have subsequently been amended from time to time. In 2017, the BLM cancelled the land withdrawal program. Aspects of the RMPs have been or are being litigated, including the land withdrawal decision which has recently been remanded by the courts to the BLM for further consideration and NEPA review.

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

In 2014, applications for amendments to the primary authorizations to mine at Lost Creek were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of the LC East Project. In 2015, the BLM issued a notice of intent to complete an environmental impact statement for the application. The NRC participated in this review as a cooperating agency. The BLM published a Final Environmental Impact Statement (“FEIS”) on the amendment application in January 2019 and, in February 2019, a related ROD authorizing the plan. A permit amendment requesting approval to mine at the LC East Project was also submitted to the WDEQ. Approval will include an aquifer exemption. The air quality permit for Lost Creek will be revised to account for additional surface disturbance. Certain of our earlier Sweetwater County approvals will be amended. Numerous well permits from the State Engineer’s Office will be required. It is anticipated that all remaining permits and authorizations will be completed in 2021. See also Lost Creek Regulatory Proceedings, in Management Discussion and Analysis, below.

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

In September 2018, Wyoming assumed responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, oversees the licensing process for source material licenses as well as the operations of licensees in Wyoming. The URP has demonstrated that its integration into the overall WDEQ oversight of uranium recovery streamlines the process of licensing, offer greater consistency in authorizations and oversight, and results in reduced costs in the licensing phase. We anticipate that the URP will issue our Source Material License for LC East in 2021.

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

Exploration and Development Properties

Together with the Lost Creek Project, Five Adjoining Projects Form the Lost Creek Property

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

The LC North Project (approximately 6,200 acres (2,500 hectares)) is located to the north and to the west of the Lost Creek Project. Historical wide-spaced exploration drilling on this project consisted of 175 drill holes. We have conducted two drilling programs at the project. We may conduct exploration drilling at LC North in the future to pursue the potential of an extension of the MMT in the HJ and KM horizons.

The LC South Project (approximately 10,125 acres (4,100 hectares)) is located to the south and southeast of the Lost Creek Project. Historical drilling on the LC South Project consisted of 488 drill holes. In 2010, we drilled 159 exploration holes (total, 101,270 feet (30,867 meters)) which confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project.  Also, a series of wide-spaced drill holes were part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons. In the future, we may conduct additional drilling to further evaluate the potential of deeper mineralization.

The EN Project (approximately 5,475 acres (2,200 hectares)) is adjacent to and east of LC South. We have over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. Although no mineral resource is yet reported due to the limited nature of the data, we may in the future explore this area further with wide-spaced framework drilling to assess regional alteration and stratigraphic relationships. In an effort to contain costs, in recent years we have reduced the number of federal mining claims and state mineral leases held at the EN project.

History and Geology of the Lost Creek Property

Uranium was discovered in the Great Divide Basin, where Lost Creek is located, in 1936.  Exploration activity increased in Wyoming in the early 1950s after the Gas Hills District discoveries, and continued to increase in the 1960s, with the discovery of numerous additional occurrences of uranium. Wolf Land and Exploration (which later became Inexco), Climax (Amax) and Conoco Minerals were the earliest operators in the Lost Creek area and made the initial discoveries of low-grade uranium mineralization in 1968. Kerr-McGee, Humble Oil, and Valley Development, Inc. were also active in the area.  Drilling within the current Lost Creek Project area from 1966 to 1976 consisted of approximately 115 wide-spaced exploration holes by several companies including Conoco, Climax (Amax), and Inexco.

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

Outcrop at Lost Creek is exclusively that of the Battle Spring Formation.  Due to the soft nature of the formation, the Battle Spring Formation occurs largely as sub-crop beneath the soil. The alluvial fan origin of the formation yields a complex stratigraphic regime which has been subdivided throughout Lost Creek into several thick horizons dominated by sands, with intervening named mudstones. Lost Creek is currently licensed and permitted to produce from the HJ horizon. The LC East permit and license amendments will include authorizations to recover uranium from the HJ and KM horizons.

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

Together with property holdings of patented lands, unpatented mining claims, and State of Wyoming and private leases totalling more than 5,500 acres (nearly 3,700 acres at Shirley Basin (~1,500 hectares); approximately 1,800 at Lucky Mc (~750 hectares)), we also acquired all historic geologic, engineering and operational data related to the two mine areas.

As with the Lost Creek mining claims, title to the mining claims at Shirley Basin and Luck Mc is subject to rights of pedis possessio against all third-party claimants as long as the claims are maintained. The mining claims do not have an expiration date. Affidavits have been timely filed with the BLM and recorded with the Carbon and Fremont County Recorders attesting to the payment for the mining claims of annual maintenance fees to the BLM as established by law from time to time. The surface of all the unpatented mining claims is controlled by the BLM, and we have the right to use as much of the surface as is necessary for exploration and mining of the claims, subject to compliance with all federal, state and local laws and regulations. Surface use on BLM lands is administered under federal regulations.

Our project in the Shirley Basin (the “Shirley Basin Project”) is in Carbon County, Wyoming, approximately 40 miles south of Casper, Wyoming. The project is accessed by travelling west from Casper, on Highway 220. After travelling 18 miles, turn south on Highway 487 and travel an additional 35 miles; the entrance to Shirley Basin Mine is to the east.

In addition to the two projects and related data, we acquired an extensive U.S. exploration and development database estimated to comprise hundreds of project descriptions in more than 20 states, including thousands of drill logs and geologic reports. Our geology staff continues with its evaluation of this database, assessing opportunities to monetize this additional asset.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the U.S. that is licensed by the NRC to receive and dispose of byproduct waste material from other in situ uranium mines. We assumed the operation of the byproduct disposal site in 2013 and have accepted deliveries since then under several existing contracts.

Preliminary Economic Assessment for Shirley Basin Uranium Project

In 2015, we issued a Preliminary Economic Assessment for the Shirley Basin Uranium Project Carbon County Wyoming, January 27, 2015 (the “Shirley Basin PEA”). The Shirley Basin PEA was prepared under the supervision of WWC Engineering. The current mineral resources at the Shirley Basin Project are estimated as follows:

Shirley Basin Uranium Project - Resource Summary

	MEASURED			INDICATED
RESOURCE	AVG GRADE	SHORT TONS	POUNDS	AVG GRADE	SHORT TONS	POUNDS
AREA	% eU3O8	(X 1000)	(X 1000)	(X 1000)	(X 1000)	(X 1000)
FAB TREND	0.280	1,172	6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295
	MEASURED + INDICATED =			0.230	1,915	8,816

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Based on grade cutoff of 0.02 percent eU3O8 and a grade x thickness cutoff of 0.25 GT.
4.	Measured and Indicated Mineral Resources as defined in Section 1.2 of NI 43-101 (the CIM Definition Standards (CIM Council, 2015)).
5.	Resources are reported through July 2014.
6.	All reported resources occur below the historical, pre-mining static water table.
7.	Sandstone density is 16.0 cu. ft./ton.

Information shown in the table above differs from the disclosure requirements of the SEC. See Cautionary Note to U.S. Investors Concerning Disclosure of Mineral Resources, above.

The Shirley Basin mineral resource estimate includes drill data and analyses of approximately 3,200 holes and nearly 1.2 million feet of historic drilling at the Shirley Basin Project. We drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate. Because of the density of the historical drill programs, estimates were able to be made entirely in Measured and Indicated categories of resources and there is no Inferred Resource included in the resource estimate for Shirley Basin.

Shirley Basin History and Geology

The Shirley Basin property lies in the northern half of the historic Shirley Basin uranium mining district (the “District”), which is the second most prolific uranium mining district in Wyoming. Earliest discoveries were made in 1954 by Teton Exploration. This was followed by an extensive claim staking and drilling rush by several companies in 1957. Several important discoveries were made, and the first mining was started in 1959 by Utah Construction Corp. (predecessor to Pathfinder). Underground mining methods were initially employed but encountered severe groundwater removal problems, so in 1961 Utah Construction switched to solution mining methods. This was the first commercially successful application of in situ solution mining recovery (ISR) for uranium in the U.S. In 1968 market and production needs caused Utah Construction to move to open-pit mining and a conventional mill. All production within the district since that time has been by open-pit methods.

Several companies operated uranium mines within the District, however three companies were dominant. Utah Construction/Pathfinder’s efforts were focused in the northern portions of the District, while Getty was largely in the central portions, and Kerr-McGee was in the southern portions. In 1960, Getty and Kerr-McGee joined together as Petrotomics Company to build a mill for joint processing of their production. The last mining in the District concluded in 1992 when Pathfinder shut down production due to market conditions. Total production from Shirley Basin was 51.3 million pounds of uranium, of which 28.3 million pounds came from the Utah Construction/Pathfinder operations which we now own.

Resources which we are currently targeting for ISR production represent unmined extensions of mineral trends addressed in past open-pit mines. These extensions had been targeted for mining but were not developed prior to the closure of the mining operations in 1992.

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

Uranium occurs as roll front type deposits along the edge of large regional alteration systems within sandstone units of the Wind River Formation. The source of the uranium is considered to be the volcanic ash content within the overlying White River Formation and also granitic content within the Wind River Formation itself.  The Main and Lower Sands are the primary hosts to mineralization which we are currently targeting for ISR development.  Studies we conducted in 2014, as well as previous studies by Pathfinder in the late 1990s including a pilot plant project, indicate that this mineralization is amenable to ISR extraction. The primary target is called the FAB Trend which represents the connecting mineral trend between two past-produced open-pits. A secondary target called Area 5 was also an ISR target for Pathfinder prior to shut-down of their mining operations in 1992.

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. As described below, on a global basis, this competition also includes a significant number of state-owned or sponsored entities. Because of the greater financial and technical resources of these companies, competitive bid processes on off-take sales agreements remain difficult. Beyond that, in the U.S., the competitive bid process for other contracts and opportunities is and will be challenging; this competition extends to the further acquisition of properties and equipment, contractors and personnel required to explore and develop such properties. Additionally, these larger (or state-owned) companies have greater resources to continue with their operations during periods of depressed market conditions.

Unlike other commodities, uranium does not trade on an open market. Contracts are negotiated privately by buyers and sellers. Our original term agreements for sales of uranium have been completed. Uranium prices are published by two of the leading industry-recognized independent market consultants, UxC, LLC and TradeTech, LLC, who publish on their respective websites. The following information reflects an average of the per pound prices published by these two consulting groups for the end of the periods indicated:

End of year:	2015	2016	2017	2018	2019	2020
Spot price (US$)	$34.23	$20.25	$23.75	$27.75	$24.93	$30.20
LT price (US$)	$44.00	$30.00	$31.00	$32.00	$32.50	$35.00

End of month:	31-Aug-20	30-Sep-20	31-Oct-20	30-Nov-20	31-Dec-20	31-Jan-21	24-Feb-21
Spot price (US$)	$30.85	$29.93	$29.70	$29.68	$30.20	$29.63	$28.23
LT price (US$)	$35.00	$35.00	$35.00	$35.00	$35.00	$34.50	$34.25

The long-term price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 24 months), and quantity flexibility (up to ±10%) considerations.

Strong competition in the uranium industry is also felt in the pursuit of qualified personnel and contractors, drill companies and equipment and other equipment and materials. As the industry is revitalized through changes in market pricing, establishment of the national uranium reserve or implementation of others of the recommendations made by the Working Group, this type of competition for expertise, staffing and equipment may become more serious.

Government Regulations

As set forth above, our operations at Lost Creek and our other projects in Wyoming where exploration, development and operations are taking place, are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. This is true, as well, with our exploration fieldwork at our Excel Project in Nevada. These laws and regulations govern exploration, development, production, various taxes, labor standards, occupational health and safety including radiation safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

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

Environmental Regulations

As set forth above, our mineral projects are the subject of extensive environmental regulation at federal, state and local levels. Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. The National Environmental Protection Act (“NEPA”) affects our operations as it requires federal agencies to consider the significant environmental consequences of their proposed programs and actions and inform the public about their decision making. The required process of NEPA may take many months or even years to complete. While the NEPA regulations were extensively revised and modernized in 2020 in generally positive and pragmatic ways, they are currently the subject of several litigation challenges.

In general, our exploration and production activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities substantially and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a materially adverse or unreasonable effect on our operations or financial condition to date. Specifically, we are subject to legislation and regulations regarding radiation safety, emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, the law requires well and facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities.

State of Wyoming

As discussed elsewhere in this report, we are regulated by multiple divisions of the State of Wyoming Department of Environmental Quality (LQD, WQD, AQD and URP), the State Engineer’s Office and other State agencies. As a State program with delegated authority of the NRC, the URP will adopt future regulations and rulemakings of the NRC on a time-to-time basis. On December 16, 2019 staff of the NRC issued SECY-19-0123-Regulatory Options for Uranium In Situ Recovery Facilities which provided recommendations to the NRC Commissioners on how to regulate the in situ uranium mining industry.  Upon review, the NRC Commissioners instructed staff to begin a narrowly focused rulemaking for in situ milling.  NRC staff, in close consultation with agreement state programs, including Wyoming’s, are currently in the process of drafting a rule for public review and comment.  Once promulgated, all agreement state programs which regulate uranium milling will be required to adopt the final rule.  The timing of the final rule is unknown but is expected within the next one to two years.  The rulemaking is to be narrow in scope and consistent with current practices and is therefore not expected to have a material effect on our operations.

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

As is true of other regulatory schemes, EPA from time to time suggests changes in CERCLA. Such changes to existing CERLCA regulations may include amendments or additional regulations which will have an economic impact on our operations through increased costs of bonding and reclamation activities. There may be additional legislation or rulemaking related to CERCLA.

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

Employees

At December 31, 2020, Ur-Energy USA had 10 full-time employees, in its Littleton, Colorado office (five) and Wyoming offices (five). At that date, Lost Creek ISR, LLC employed eight people at the Lost Creek Project near Wamsutter, Wyoming. None of our other subsidiaries had employees in 2020. Ur-Energy Inc. had no employees during 2020.

The foregoing employment figures follow several reductions in force implemented in recent years. We have reduced our staff and management levels since 2016, due to reduced and controlled production operational levels at Lost Creek. As discussed elsewhere in this report, those reduced operations are due to persistently challenged uranium market conditions and the need to optimize operational costs. Through these several reductions in force, we have focused on retaining our most experienced staff with diverse skill sets who will be best able to maintain safe, compliant operations in the short term and assist us to ramp up to full production operations when conditions warrant.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1300, Ottawa, Ontario K1P 6L5. Our United States corporate headquarters is located at 10758 West Centennial Road, Suite 200, Littleton, Colorado, 80127. We maintain a corporate and operations office at 907 North Poplar Street, Suite 150, Casper, Wyoming 82601. Lost Creek operational offices are located at 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336.

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

Risk Factors Related to the Uranium Markets and Nuclear Fuel Cycle Industries

Largely unrestricted imports challenge the U.S. domestic industry.

Notwithstanding numerous suspensions in production operations during 2020 related to the COVID-19 (Coronavirus) pandemic, and resulting higher uranium spot prices, the global uranium market continues to be characterized by production levels and costs of production in and for countries such as Russia, Kazakhstan and Uzbekistan which have had a substantial impact on the U.S. uranium production industry over the past several years. China is also aggressively expanding its role in the global uranium mining markets and in the rest of the nuclear fuel cycle. If the imports from government-subsidized production sites remain unchecked on a continuing basis, without other relief, there could be a significant continuing negative impact to the uranium market which could adversely impact the Company’s future profitability.

Our 2018 trade action, filed with a co-petitioner under Section 232 of the Trade Expansion Act of 1962 with the U.S. Department of Commerce, was ultimately not successful in obtaining the suggested quotas on imports of uranium products to protect against the threat to U.S. national security presented by Kazakh, Russian and other uranium importers. The action did result in the establishment of the U.S. Nuclear Fuel Working Group (“Working Group”), tasked to conduct a fuller analysis of national security considerations with respect to the entire nuclear fuel supply chain and, specifically, to develop recommendations for reviving and expanding domestic uranium production. The Working Group report was released in April 2020 and made a series of recommendations to support the uranium production industry. Primary among the recommendations of the Working Group is the plan for a national uranium reserve and the revitalization of the existing uranium reserve. In December 2020, initial funding for the reserve, in amount of $75 million for FY2021, was approved by Congress, subject to the Department of Energy establishing plans for the reserve program.

In addition to the continuing uncertainty of the timing and outcome of the establishment of the reserve and/or other recommendations advanced by the Working Group, the Company’s efforts seeking relief for the industry may have unintended consequences that may affect our business relationships with industry and consumers of uranium. These consequences, together with the costs of continuing to pursue relief, may have adverse impacts on us.

Our term sales contracts for our production have expired. We may be unable to enter into new term sales contracts on suitable terms and conditions, and the spot market does not currently support full production operations at Lost Creek.

Our term sales contracts, which historically resulted in uranium sales at prices in excess of spot prices, have been completed. If market conditions do not improve, and the U.S. utilities do not move away from near-total reliance on imported product from Russia, Kazakhstan and other state-supported operations, we do not expect to execute sales agreements at favorable prices with U.S. utilities in the near future. The timing for the establishment of a new national uranium reserve program and bid process remains unknown. When the new national uranium reserve program will be established, and a bid process initiated, remains unknown. Whether we will be successful in obtaining contracts at pricing and delivery volumes that will sustain full production operations also remains unknown. The failure to enter into new term sales contracts on suitable terms, could adversely impact our operations and mining activity decisions, and resulting cash flows and income.

The uranium market is volatile and has limited customers.

The price of uranium is volatile and may experience significant price movements over short periods of time. Factors beyond our control affect the market, including demand for nuclear power; changes in public acceptance of nuclear power generation; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; changes in governmental regulations; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved production methods; the future viability and acceptance of small modular reactors or micro-reactors and the related fuel requirements for this new technology; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste; and global economics, including currency exchange rates, interest rates and expectations of inflation. Any future accidents or terrorism at nuclear facilities are likely to also impact the conditions of uranium mining and the use and acceptance of nuclear energy. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties, cannot accurately be predicted.

The uranium industry is highly competitive and is competitive with other energy sources.

The national and international uranium industry is highly competitive. Our activities are directed toward the exploration for, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures to be made by us will result in discoveries of commercial quantities of uranium production. There is aggressive competition within the uranium mining industry for the discovery, acquisition and development of properties considered to have commercial potential. We compete with other interests, many of which have greater financial resources than we have, for the opportunity to participate in promising projects. Similarly, we market our product in competition with supplies from a very limited number of competitors, most of whom currently are state-sponsored operations producing at lower, subsidized costs.

Nuclear energy competes with other sources of energy, including natural gas, oil, coal, hydroelectricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, particularly in the long term. Lower prices of natural gas, oil, coal and hydroelectricity may result in lower demand for uranium concentrate and uranium conversion services. Technical advances in and government support for renewable energy sources could make these forms of energy more viable and have a greater impact on nuclear fuel demands. Further, the growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power, whether through increased regulation or otherwise.

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

Our future business prospects are tied to the electrical utility industry in the U.S. and worldwide. Deregulation of and other fundamental changes in the utility industry, particularly in the U.S. and Europe, is expected to affect the market for nuclear and other fuels for years to come and may result in a wide range of outcomes including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of the nuclear technology as a means of generating electricity. Unique political and public perception factors impact the nuclear fuel cycle industries, including uranium miners. In recent years, government entities and non-governmental organizations have become more aggressive with respect to opposition of certain mining activities including specifically uranium recovery. These actions may affect our operations even if the opposition is directed at entities or projects unrelated to our Company. Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry. Following the events of March 2011 in Fukushima Japan, worldwide reaction called into question the public’s confidence in nuclear energy and technology, the effects of which are still apparent in many countries. Additionally, media coverage about uranium production and nuclear energy may be inaccurate or non-objective and further negatively impact public perception of our industry.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities expensive, and which may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation continue to evolve in ways which will likely require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, increased reclamation obligations and attendant costs (and costs of bonding), and a heightened degree of responsibility for companies and their officers, directors and employees. Various regulatory actions related to the protection of the greater sage-grouse, for example, are ongoing. EPA rulemakings which may have significant impacts on ISR projects continue to occur from time to time and are likely to recur in future administrations. Proposed CERCLA regulations, which would have significantly increased financial obligations and surety bonding, including possibly ISR projects, may also recur. These are not the only laws and regulations which would result in restrictive changes. Moreover, compliance with environmental quality requirements and reclamation laws imposed by federal, state and local authorities may require significant capital outlays, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties, and mining and energy production activities have occurred on or near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential for liability may exist under federal or state remediation statutes.

Risk Factors Related to our Mining Operations

Our mining operations involve a high degree of risk.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where production activities commenced in 2013. Our operations at Lost Creek, which is a remote site in south-central Wyoming, and at other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during winter weather conditions. Additionally, these operations are subject to all the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, such as water management and treatment, including wastewater disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and availability of parts, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, and natural disaster (e.g., fire, tornado), any of which could result in damage to, or destruction of, production facilities, damage to life or property, environmental damage and possible legal liability. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under Canadian National Instrument 43-101 or SEC Industry Guide 7 and Sub-part 1300 of Regulation S-K (“S-K 1300”). See “Cautionary Note to United States Investors Concerning Disclosure of Mineral Resources” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only. We have established the existence of uranium resources for certain uranium projects, including at the Lost Creek Property. We have not established proven or probable reserves, as defined by Canadian securities regulators or the SEC under Industry Guide 7 or S-K 1300, through the completion of a feasibility study, for any of our uranium projects, including the Lost Creek Property. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan to utilize ISR mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that we commenced recovery of U3O8 at the Lost Creek Project in 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

We are depleting our mineral resources and must develop additional resources to sustain ongoing operations.

We have been in operation for several years and are depleting the known mineral resource at Lost Creek, which remains our only uranium recovery operation currently. As a result, we must be able to continue to conduct exploration and develop additional mineral resources. While there remain large areas of our Lost Creek Project which require additional exploration, we will need to continue to explore all project areas of the Lost Creek Property and our other mineral properties in Wyoming, or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but such estimates may not be correct.

Our property title and rights may be uncertain and could be challenged.

Although we have obtained title opinions with respect to certain of our properties, there is no guarantee that title to any of our properties will not be challenged or impugned. Third parties may have valid claims underlying portions of our interests. Our mineral properties in the U.S. consist of leases covering state lands, unpatented mining claims and patented mining claims and lands. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals. We are allowed to use the surface of the public lands solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements. Certain of the changes which have been proposed in recent years to amend or replace the General Mining Law of 1872, as amended, could also have an impact on the rights we currently have in our patented and unpatented mining claims. Similarly, we believe that we have necessary rights to surface use and access in areas for which we have mineral rights other than pursuant to a federal unpatented mining claim. Those rights may also be challenged, resulting in delay or additional cost to assert and confirm our rights. We have taken or will take appropriate curative measures to ensure proper title to our mineral properties and rights in surface use or access, where necessary and where possible.

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

Members of the U.S. Congress have repeatedly introduced bills which would materially amend or replace the provisions of the Mining Law of 1872, as amended, including certain such bills proposed in 2019. Such bills have proposed, among other things, to (i) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (ii) impose a federal royalty on production from unpatented mining claims and/or impose other taxes or additional fees on the use or occupancy of federal lands; (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life; (iv) convert in part or in whole the existing land holdings program, requiring unpatented mining claims to be taken to lease in a new program under certain circumstances and imposing other circumstances in which the unpatented mining claim would have to be abandoned; (v) limit the mineral property holdings of any single person or company under various stages from prospecting through operations; (vi) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vii) allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. mining laws; (viii) eliminate or greatly limit the right to a mineral patent; and (ix) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.

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

Additionally, as noted in other risk factors, there are ongoing withdrawals of federal lands for the purposes of mineral location and development. While certain of these proposals have been withdrawn or not finalized and, as yet, no proposal directly affects the areas of Wyoming and Nevada in which we currently have land holdings, such actions could have an adverse effect on our financial performance if they are broadened in scope to directly affect the areas in which we have properties. The reasons for withdrawals are also being broadened in certain recent legislative proposals.

We depend on services of our management, and key personnel, contractors and service providers, and the timely availability of such individuals and providers cannot be assured now on during a ramp-up.

Shareholders will be relying on the good faith, experience and judgment of our management and advisors providing for the effective management of the business and our operations and in selecting and developing future opportunities. We may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel, and we will need to hire additional employees if and as we ramp-up Lost Creek operations and as we develop the Shirley Basin Project. Timely availability of staffing and retention of contractors cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees and the remote locations for which employees and contractors are needed. As well, the skilled professionals with expertise in geologic, engineering and process aspects of in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few such professionals with both expertise and experience. The sustained downturn of the uranium production industry in the past several years makes these challenges even more pronounced. Even with return to full production operations, we will continue to be dependent on a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

The SEC’s adoption of the “Modernization of Property Disclosures for Mining Registrants” may result in changes to our existing technical reports and mineral resources, and will result in increased compliance costs.

The Modernization of Property Disclosures for Mining Registrants (“S-K 1300”) will rescind and replace Industry Guide 7 and requires us to disclose specific information related to our material mining operations including concerning our reported mineral resources at Lost Creek and Shirley Basin in existing NI 43-101 technical reports. While S-K 1300 has similarities with NI 43-101, we will conform our existing technical reports to comply with both S-K 1300 and NI 43-101, which may result in revisions to our estimated mineral resources and other aspects of existing reports, and will add to our compliance costs. Also, disclosures under S-K 1300 will be subject to currently unknown interpretations. We are unable at this time to predict the nature of any future enforcement, interpretation, or application of S-K 1300 by the SEC. Any additional revisions to, or interpretations of, S-K 1300 could also result in additional time and possibly unforeseen cost associated with compliance.

Our results of exploration and ultimate production are highly uncertain.

The exploration for, and development of, mineral deposits involves significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines. Major expenses may be required to establish mineral resources or reserves, to develop metallurgical processes and to construct mining and processing facilities at a site. It is impossible to ensure that our current exploration and development programs will result in profitable commercial operations; this is true for our Excel gold project as well as our uranium mineral properties.

Whether a mineral deposit will be commercially viable depends on many factors, including the attributes of the deposit, such as size, grade and proximity to infrastructure, as well as uranium and gold prices, which are highly cyclical. Government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of uranium and environmental protection also are factors in determining commercial viability of a mineral project. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Climate change and climate change legislation or regulations could impact our operations.

Although we play an important role in addressing climate change with our production of uranium to fuel clean nuclear power, we, too, may be subject to risks associated with climate change which could harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions may have a potentially serious impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, or alter the supply of electricity our Lost Creek Property. Impacts may affect worker productivity at our projects. Should any impacts of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

U.S., Canadian, and other international legislative or regulatory action intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. While we will continue to monitor and assess any new policies, legislation or regulations regarding such matters, we currently believe that the impact of any such legislation on our business will not be significant.

Risks Factors Related to our Financial Circumstances

The uranium mining industry is capital intensive, and we may be unable to raise necessary additional funding.

Additional funds will be required for working capital and exploration and development activities at our properties including Lost Creek and the adjoining projects at the Lost Creek Property, as well as the development of our Shirley Basin project. Potential sources of future funds available to us, in addition to the proceeds from sales of current inventory or future production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets. Continued volatility in the equity markets, particularly the commodities and energy markets, may increase the costs attendant to any financing. There is no assurance that such funding will be available to us to renew full production operations or to fund continued development or future exploration. Further, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.

Our State Bond Loan, under which we currently owe approximately $12.4 million in principal, includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness (which include our Lost Creek Project and related assets).

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

If we cannot make scheduled payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment of our indebtedness and enforcement by the lender against the assets securing our indebtedness. The secured collateral for the State Bond Loan includes the Lost Creek Project and assets related to it and other projects of the Lost Creek Property. These are key assets on which our business is substantially dependent and, as such, the enforcement against any one or all these assets would have a material adverse effect on our operations and financial condition.

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

Risks Related to our Common Shares

We have never paid dividends and do not currently expect to do so in the near future. Therefore, if our share price does not appreciate, our investors may not gain and could potentially lose on their investment in our shares.

We have not paid dividends on our Common Shares since incorporation and do not anticipate doing so in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the growth of our business. Payments of any dividends will be at the discretion of our Board after considering many factors, including our financial condition and current and anticipated cash needs. As a result, capital appreciation, if any, of our shares will be an investor’s sole source of gain for the foreseeable future.

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

Further, if our Common Shares were delisted from the NYSE American, they might be subject to the so-called “penny stock” rules. For any transaction involving a “penny stock,” unless exempt pursuant to SEC regulations, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our Common Shares were determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our Common Shares and an investor may find it more difficult to acquire or dispose of our Common Shares on the secondary market. These factors could also significantly negatively affect the market price of our Common Shares and our ability to raise capital.

The trading price of our Common Shares may experience substantial volatility.

The market price of our Common Shares may experience substantial volatility that is unrelated to the Company's financial condition or operations. The trading price of our Common Shares may also be significantly affected by short-term changes in the price of uranium. The market price of the Company's securities is affected by many other variables which may be unrelated to our success and are, therefore, not within our control. These include other developments that affect the market for all resource sector-related securities, the breadth of the public market for the common shares and the attractiveness of alternative investments market reaction to the estimated fair value of our portfolio; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common shares by existing shareholders. The effect of these and other factors on the market price of the common shares is expected to make the price of the common shares volatile in the future, which may result in losses to investors.

You may experience future dilution as a result of additional equity offerings.

To raise additional capital, we may in the future offer additional of our Common Shares or other securities convertible into or exchangeable for our Common Shares at prices that may not be the same as the price per share as the shares an investor has previously purchased, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders.

U.S. Federal Income Tax Consequences to U.S. Shareholders under the Passive Foreign Investment Company Rules

Investors in the Common Shares of Ur-Energy that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2020 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our Common Shares. Gain realized upon a disposition of our Common Shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges. Additional special adverse rules also apply to U.S. shareholders who own our Common Shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

We will use commercially reasonable efforts to make available to U.S. shareholders, upon their written request (i) timely and accurate information as to our status as a PFIC and the PFIC status of any subsidiary in which Ur-Energy owns more than 50% of such subsidiary’s total aggregate voting power, and (ii) for each year in which Ur-Energy determines that it is a PFIC, upon written request, a PFIC annual information statement with respect to Ur-Energy and with respect to each such subsidiary that we determine is a PFIC.

Special adverse rules that impact certain estate planning goals could apply to our Common Shares if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, state and local consequences of the PFIC rules, and regarding the QEF and mark-to-market elections.

General Risk Factors

The impacts of the COVID-19 (Coronavirus) pandemic are likely to continue throughout 2021 and the specific impacts to our Company remain uncertain.

COVID-19 (Coronavirus), declared a pandemic in March 2020, has had a significant negative impact on the global economy and commodity and equity markets, and the outlook remains uncertain. The pandemic poses risk to our business and operations, and could adversely impact our operations, business and financial condition if our employees, regulators, suppliers or other business partners are prevented from conducting routine operations for periods of time. While we continue to monitor these conditions, including government restrictions on movement and operations, it is impossible to predict the extent of any such impact or the levels of success of responsive actions to impacts, as the circumstances continue to evolve, including in unforeseeable ways. We are a highly regulated industry and while the regulators are available to address operational impacts from illness, governmental restrictions and other effects, it remains uncertain whether all impacts can be timely addressed with our operations and with the regulators. We are and will remain fully engaged with our employees in our efforts to protect their health and safety.

To the extent the COVID-19 pandemic may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described throughout this Item 1A related to Risk Factors such as those relating to our ability to access additional capital, which could negatively affect our business. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the continuing or future impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 (Coronavirus) situation closely.

Our insurance coverage could be insufficient.

We currently carry insurance coverage for general liability, property and casualty, directors’ and officers’ liability and other matters. We intend to carry insurance to protect against certain risks in amounts we consider adequate. Certain insurances may be cost prohibitive to maintain, and even if we carried all such insurances, the nature of the risks we face in our exploration and uranium production operations is such that liabilities could exceed policy limits in any insurance policy or could be excluded from coverage under an insurance policy. The potential costs that could be associated with any liabilities not covered by insurance or which exceed insurance coverage, or compliance with applicable laws and regulations, may cause substantial delays or interruption of operations and require significant capital outlays, adversely affecting our business and financial position. We cannot assure that even our current coverages will continue to be available at acceptable cost or that coverage limits will remain at current levels, any of which could result in adverse effects upon our business and financial condition. We may be required to obtain additional types of insurance or increase existing coverage amounts due to changes in regulation of the mining and nuclear fuel cycle industries. Additionally, we utilize a bonding surety program for our regulatory, reclamation and restoration obligations at Lost Creek and the Pathfinder Mines sites. Availability of and terms for such surety arrangements may change in the future, resulting in adverse effects to our financial condition.

We are subject to risks associated with litigation, governmental or regulatory investigations or challenges, and other legal proceedings.

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

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of February 24, 2021, 188,871,300 Common Shares are issued and outstanding and no preferred shares are issued and outstanding. We estimate that we have approximately 4,850 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain summary information concerning our equity compensation plans as at December 31, 2020. Directors, officers, employees, and consultants are eligible to participate in the Option Plan. Directors and employees, including executive officers, are eligible to participate in the RSU Plan.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2) (US$)	Number of Common Shares Remaining for Future Issuance (Excluding Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by securityholders (1)	13,315,386	$0.61	1,692,334
Equity compensation plans not approved by security-holders	-	-	-

(1)	Our shareholders have approved both the Ur-Energy Inc. Amended and Restated Stock Option Plan 2005, as amended, and the Ur-Energy Inc. Amended Restricted Share Unit Plan.
(2)	The exercise price represents the weighted exercise price of the 11,910,424 outstanding stock options under the Ur‑Energy Inc. Amended and Restated Stock Option Plan 2005.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2020 and 2019, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2020.

Item 6. RESERVED

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

Industry Update and Trends

The new year brings cause for growing confidence in the nuclear fuel industries, including uranium production. Having persevered through many years of suppressed low pricing, including the threats to overall market stability created by foreign state-sponsored producers, U.S. uranium miners have recently seen signs there may be increasing support in Washington and that industry-wide fundamentals are strengthening. The Biden Administration is prioritizing climate change initiatives and its leaders have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives.

These positive signs follow several years during which uranium producers, including our Company, have implemented decisions to halt planned development activities as well as to operate at lower rates of production. These slowdowns in production and reductions in development were compounded by the pandemic of 2020. As a result, reductions in workforces continue to be implemented throughout the industry. As discussed elsewhere in this report, we continued in 2020 to restrict production rates, conducted no further development activities and, in Q3, reduced production levels even further. The further reduction in production was accompanied by a further reduction in force at Lost Creek, as well as in the corporate services group of the Company. While these constraints by U.S. miners ensure near-term U.S. production will remain low, imports continued to dominate the 2020 U.S. market in even greater proportions.

The U.S. Energy Information Administration (“EIA”) published uranium production results, showing that the 173,875 pounds produced in 2019 is the lowest in U.S. history (and, nearly 90% lower than 2018). In 2020, the EIA reported Q1 production in the U.S. as 8,098 pounds U3O8; thereafter, the EIA reports did not include specific production numbers as it advised it “could not publicly release data for U.S. production of uranium concentrate. . .because production activity did not reach a threshold where a specific production figure could be published without violating the [confidentiality] protections that EIA has committed to provide.”

In early 2018, in response to market conditions, primary among them imports into the U.S. emanating from state-sponsored producers in Russia, Kazakhstan, and Uzbekistan, Ur‑Energy USA and Energy Fuels Resources (USA) Inc. (“Energy Fuels”) initiated a trade action with the U.S. Department of Commerce (“DOC”) pursuant to Section 232 of the Trade Expansion Act. While the trade action was not directly successful, it did result in the formation of the United States Nuclear Fuel Working Group (the “Working Group”) which was charged to develop recommendations for the Administration for reviving and expanding domestic uranium production.

In April 2020, the Working Group, through the Department of Energy (“DOE”), released its report, “Restoring America’s Competitive Nuclear Energy Advantage – A strategy to assure U.S. national security.” Relevant to uranium miners, the recommendations included, first, that the U.S. government make direct purchases of 17 to 19 million total pounds of U3O8 to replenish the American Assured Fuel Supply (“AAFS”) uranium reserve. Additionally, the report recommended that a new national uranium reserve be established through DOE’s proposed budgeted purchases of domestically produced uranium, beginning in FY2021 and continuing for ten years. The approved FY2021 DOE budget includes $75 million for the reserve program. If budget appropriations are secured annually and the program is implemented in a timely fashion, these purchases would provide direct support to the front end of the fuel cycle and help re-establish our nation’s critical capabilities.

The Working Group report also called for support of the DOC efforts to extend the Russian Suspension Agreement (“RSA”) to protect against future uranium dumping. In early October, the DOC completed the amendment and extension of the RSA. The RSA amendment continues caps on Russian imports of nuclear fuel to the U.S. for an additional 20 years, through 2040. The amendment reduces the current cap of 20% of demand to an average of 17% of demand over the 20-year period, with reductions starting in 2028 and continuing through 2040. The amendment also closes other practical loopholes to protect the U.S. market, provides for administrative reviews during the term, and contemplates potential extensions. These provisions in the RSA are positive developments in the long term. Additionally, the amended RSA was codified as federal law in December 2020, which serves to protect against the prospect of Russian rescission of the agreement.

The Working Group report also recommends support for the restart of the sole U.S. conversion plant beginning no later than 2022 to produce 6,000 to 7,500 tons of UF6 and thereafter to restart domestic enrichment in or about 2023, with at least 25 percent of material being unobligated. By law, unobligated material must be sourced domestically. Subsequently, in February 2021, ConverDyn conversion facility announced its plan to restart processing and production in 2023.

There can be no certainty of further action on the Working Group’s Report recommendations, including the timing for any such action or implementation, the successful budgeting for such actions or sustainability of any programs established further to the recommendations. Therefore, the outcome of these continuing processes and the effects on the U.S. uranium market remains uncertain.

Additional federal legislation was introduced in 2020 which is designed to revitalize the country’s nuclear infrastructure: the American Nuclear Infrastructure Act of 2020 (“ANIA”) includes the authorization for a uranium reserve to fuel America’s nuclear reactors with domestic fuel, among other items, to preserve America’s uranium industry.

The pandemic has had and will continue to have an impact on the global uranium market. The many temporary suspensions and adjustments in production announced in early 2020 led to the removal of as much as 46 million pounds of primary production on an annualized basis. While there were certain restarts mid-year, many did not last and operations were, again, suspended or slowed. Cameco’s Cigar Lake, for example, suspended operations in April 2020, restarted production in September and suspended production again in December over safety concerns related to the COVID-19 virus. Production at Cigar Lake remains suspended at this time. Kazatomprom also suspended and slowed production operations during 2020 and has announced reductions in production continuing through 2022.

Supply-demand fundamentals continue to strengthen with projections for sustained growth of global nuclear power in coming years through traditional uses and the construction of advanced reactors of various types. Growing numbers of countries are making commitments to net-zero emissions, which will likely require nuclear energy to meet such objectives.

2020 Developments

COVID-19 (Coronavirus)

COVID-19 (Coronavirus) was declared a pandemic in March 2020. Throughout the year, gathering and other restrictions existed at various levels in Wyoming and Colorado. As these restrictions changed, we have adapted accordingly. We have monitored and sought to adhere to state, federal, and public health guidance as it has evolved and will continue to do so. While we have had occasions under which it was advised that a staff member self-isolate for a period of time, we have had only one staff member ill with COVID-19. There was not a material impact on operations during the absence of this individual from work. For our remaining employees at Lost Creek, we have altered certain work and commuting arrangements, with additional suggested safety precautions. Because our final scheduled sale of 2020, in early April, was completed by book transfer (effectively a paper transaction), then-existing COVID-19 restrictions did not impede the transfer.

Lost Creek Property – Great Divide Basin, Wyoming

Since commencement of operations in 2013, we have captured 2,734,393 pounds of U3O8 at Lost Creek through December 31, 2020. As in recent years, controlled production operations continued at Lost Creek throughout 2020. The originally planned wells and HHs in MU1 and the first three HHs and the related wells in MU2 were available for operation through much of 2020, until we further reduced our production levels in Q3 2020.

We were contractually committed to sell 200,000 pounds of U3O8 during H1 2020, at an average price of approximately $42 per pound. We entered into agreements to purchase product for delivery into those contractual commitments. The average cost of the purchases was approximately $26 per pound. We delivered a portion of those 2020 contractual commitments (33,000 pounds) in Q1 and delivered the remaining amount (167,000 pounds) early in Q2. The Q2 sale completed our remaining term commitment obligations. There were no spot sales completed in 2020.

During 2020, 10,789 pounds of U3O8 were captured within the Lost Creek plant and 15,873 pounds U3O8 were packaged in drums. At December 31, 2020, inventory at the conversion facility was approximately 268,485 pounds. Subsequent to year-end, we delivered an additional shipment to the conversion facility. Currently, we have approximately 284,358 pounds in inventory at the conversion facility.

Lost Creek MU1 and MU2 have all appropriate operating permits. The main trunkline that services the first five MU2 HHs has been installed, and the entirety of MU2 has been fenced. In addition, during the most recent development program, approximately 45% of the required wells for HH2-4 have been drilled and cased. These earlier development activities in MU2 will allow for a quick ramp up of production once market fundamentals change.

Lost Creek Regulatory Proceedings

Subsequent to final approvals for initial operations at Lost Creek received in 2012-2013, we have made necessary additional filings for and received approvals for ongoing operations at Lost Creek (e.g., wellfield development; authorizations related to permitted new deep disposal wells; permits and authority for Class V wells). In 2014, we filed applications for amendment of all Lost Creek permits and licenses to include recovery from LC East operations. The BLM conducted a NEPA review of the applications and plan of operations. The NRC participated in this review as a cooperating agency. The BLM issued its Final Environmental Impact Statement and related Record of Decision for the LC East Project in Q1 2019. Having assumed responsibility for source material licenses in 2018, the State URP received and adopted the NRC’s review of the application for amendment of the Lost Creek license and is completing all necessary steps toward issuance. Additionally, a permit amendment requesting similar approvals to mine was submitted to the WDEQ. Approval will include an aquifer exemption. We anticipate that all major permits and authorizations for the LC East amendments should be complete in 2021 H2.

Shirley Basin Project

Our permitting and license applications to construct and operate at our Shirley Basin site are nearing completion. The applications contemplate construction of a full processing facility, providing greater construction and operating flexibility as may be suggested by market conditions. We anticipate the State processes to be complete, with necessary permits, licenses and authorizations received, in 2021 H1. The BLM has completed its review and granted approval of the project. Additionally, work is well underway on initial engineering evaluations, designs and studies for the development of Shirley Basin operations when market conditions warrant.

Trade Action, Working Group and Legislative Updates

As described above under Industry Updates and Trends, we pursued a trade action with the DOC in response to the challenges of uranium market conditions, primary among them imports to the U.S. emanating from state-sponsored producers in Russia, Kazakhstan, and Uzbekistan. The trade action was concluded in 2019 when, choosing to not take direct action on the Section 232 Report from DOC, President Trump established the Working Group and charged it with developing recommendations for reviving and expanding domestic uranium production as well as considering the condition of the rest of the nuclear fuel cycle. The Working Group Report was released in April 2020, with many strong recommendations in support of the uranium mining industry as well as other aspects of the nuclear fuel cycle. The replenishment of the existing AAFS uranium reserve and the establishment of a new national uranium reserve were among the recommendations. Initial funding of $75 million for the new uranium reserve was included in the December 2020 Omnibus Bill. Budget proposals coinciding with the Working Group report suggest that a ten-year $150 million annual budget item should be allocated for the national uranium reserve, with funding contemplated until 2030.

Corporate Organization and Financing Developments

SBA Paycheck Protection Program

In response to the COVID-19 pandemic, Congress enacted the CARES Act on March 27, 2020. Among other provisions, it created the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”). As an eligible borrower under the program, we secured two loans, one for each of our subsidiaries with U.S. payroll obligations. The combined loan amount of $0.9 million was received on April 16, 2020. The Flexibility Act, which became law on June 5, 2020, changed key provisions of the PPP, including maturity of the loans, deferral of loan payments, and forgiveness of PPP loans, with revisions being retroactive to the date of the CARES Act. We have applied for forgiveness of the full amount of the loans under the current provisions of the program, and we anticipate the loans will meet the requirements for full forgiveness.

Reductions in Force

Because of persistently challenged market conditions and delay in progressing any of the recommendations in the Working Group Report, we continued to implement additional cost reductions throughout 2020. In Q3, we proceeded with an additional reduction in force which included 11 employees at Lost Creek and in the Littleton office. We reduced staffing to minimum levels necessary to safely operate and maintain our facilities and to meet regulatory compliance. Certain employees were asked to change job responsibilities and additional cross-training has been completed. We have retained core operational personnel who possess critical knowledge necessary for the Company to ramp up when conditions warrant. This strategy preserves our ability to react promptly and efficiently to changing market conditions.

Amendment of State Bond Loan

In addition to other cost-cutting measures taken throughout 2020, we again worked with the State of Wyoming and the Board of County Commissioners of Sweetwater County to obtain an additional six-quarter deferral of principal payments on the Lost Creek State Bond Loan, with all approvals being obtained October 6, 2020. Interest payments will continue during the deferral period for principal payments. The next quarterly principal payment is due in October 2022 and the final payment will be due in October 2024.

Equity Financings

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

Subsequent to year-end, on February 4, 2021, we announced the closing of an underwritten public offering of 14,722,200 common shares and accompanying one-half common share warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The warrants have an exercise price of $1.35 per whole common share and will expire three years from the date of issuance. We also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms, which was exercised in full prior to closing. Including the exercised option, we issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to the Company were approximately $15.2 million.

Off Take Sales Agreements

We completed all remaining deliveries into our off-take sales agreements with U.S. utilities in 2020 Q2.

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

Sales

	Unit	2020	2019	2018

U3O8 Sales Reconcilation (1)

Sales per financial statements	$000	$8,316	$32,255	$23,496
Disposal fees	$000	$(16)	$(4)	$(43)
U3O8 sales	$000	$8,300	$32,251	$23,453
U3O8 pounds sold	lb	200,000	665,000	480,000
U3O8 price per pound sold	$/lb	$41.50	$48.50	$48.86

U3O8 Sales by Product

U3O8 Sales
Produced	$000	$-	$9,889	$238
Purchased	$000	$8,300	$22,362	$23,215
	$000	$8,300	$32,251	$23,453

U3O8 Pounds Sold
Produced	lb	-	213,750	10,000
Purchased	lb	200,000	451,250	470,000
	lb	200,000	665,000	480,000

U3O8 Price per Pounds Sold
Produced	$/lb	$-	$46.26	$23.80
Purchased	$/lb	$41.50	$49.56	$49.39
	$/lb	$41.50	$48.50	$48.86

Note:

1.	Sales per the financial statements include revenues from disposal fees received at Shirley Basin. The disposal fees do not relate to U3O8 pounds sold and are excluded from the U3O8 sales and U3O8 price per pound sold figures.

The Company delivers U3O8 to a conversion facility, where the product is stored until sold. When a sales delivery is made, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized when the title transfer of the U3O8 is confirmed by the conversion facility.

Cost of Sales

	Unit	2020	2019	2018

U3O8 Cost of Sales Reconciliation (1)

Cost of sales per financial statements	$000	$12,968	$30,274	$12,203
Lower of cost or NRV adjustment	$000	$(7,802)	$(10,264)	$(318)
U3O8 cost of sales	$000	$5,166	$20,010	$11,885
U3O8 pounds sold	lb	200,000	665,000	480,000
U3O8 cost per pound sold	$/lb	$25.83	$30.09	$24.76

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	$29	$82	$423
Wellfield cash costs	$000	$422	$882	$2,068
Wellfield non-cash costs	$000	$2,289	$2,445	$1,603
Plant cash costs	$000	$3,393	$4,395	$4,719
Plant non-cash costs	$000	$1,958	$1,954	$1,955
Distribution costs	$000	$1	$71	$136
Inventory change	$000	$(8,092)	$(1,744)	$(10,495)
Produced	$000	$-	$8,085	$409
Purchased	$000	$5,166	$11,925	$11,476
	$000	$5,166	$20,010	$11,885

U3O8 Pounds Sold
Produced	lb	-	213,750	10,000
Purchased	lb	200,000	451,250	470,000
	lb	200,000	665,000	480,000

U3O8 Cost per Pound Sold
Produced	$/lb	$-	$37.82	$40.90
Purchased	$/lb	$25.83	$26.43	$24.42
	$/lb	$25.83	$30.09	$24.76

Note:

1.

Cost of sales per the financial statements include lower of cost or net realizable value (“NRV”) adjustments. The NRV adjustments do not relate to U3O8 pounds sold and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures.

Cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any remaining costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales per the financial statements. These NRV adjustments are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures because they relate to the pounds of U3O8 in ending inventory and do not relate to the pounds of U3O8 sold during the period.

Gross Profit

	Unit	2020	2019	2018

U3O8 Gross Profit by Cost Product

U3O8 Sales (see Sales Table)
Produced	$000	$-	$9,889	$238
Purchased	$000	$8,300	$22,362	$23,215
	$000	$8,300	$32,251	$23,453

U3O8 Cost of Sales (see Cost of Sales Table)
Produced	$000	$-	$8,085	$409
Purchased	$000	$5,166	$11,925	$11,476
	$000	$5,166	$20,010	$11,885

U3O8 Gross Profit
Produced	$000	$-	$1,804	$(171)
Purchased	$000	$3,134	$10,437	$11,739
	$000	$3,134	$12,241	$11,568

U3O8 Pounds Sold
Produced	lb	-	213,750	10,000
Purchased	lb	200,000	451,250	470,000
	lb	200,000	665,000	480,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	$-	$8.44	$(17.10)
Purchased	$/lb	$15.67	$23.13	$24.97
	$/lb	$15.67	$18.41	$24.10

U3O8 Gross Profit Margin
Produced	%	0.0%	18.2%	-71.8%
Purchased	%	37.8%	46.7%	50.6%
	%	37.8%	38.0%	49.3%

The last produced inventory was sold in 2019 Q2. All sales in 2020 were from purchased inventory.

U3O8 Production and Ending Inventory

	Unit	2020	2019	2018

U3O8 Production

Pounds captured	lb	10,789	47,957	302,164
Pounds drummed	lb	15,873	50,794	286,357
Pounds shipped	lb	-	58,353	287,873
Pounds purchased	lb	200,000	500,000	470,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	303	5,396	9,134
Plant inventory	lb	15,873	-	7,559
Conversion inventory - produced	lb	219,735	220,053	375,803
Conversion inventory - purchased	lb	48,750	48,750	-
	lb	284,661	274,199	392,496

Value
In-process inventory	$000	$-	$-	$160
Plant inventory	$000	$463	$-	$345
Conversion inventory - produced	$000	$6,083	$6,250	$14,187
Conversion inventory - purchased	$000	$1,268	$1,176	$-
	$000	$7,814	$7,426	$14,692

Cost per Pound
In-process inventory	$/lb	$-	$-	$17.52
Plant inventory	$/lb	$29.17	$-	$45.64
Conversion inventory - produced	$/lb	$27.68	$28.40	$37.75
Conversion inventory - purchased	$/lb	$26.01	$24.12	$-
	$/lb	$27.45	$27.08	$37.43

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.75	$0.77	$1.52
Cash cost	$/lb	$17.50	$17.95	$23.85
Non-cash cost	$/lb	$9.43	$9.68	$12.38
	$/lb	$27.68	$28.40	$37.75

During 2020, we took steps to further reduce production operations at Lost Creek and adjust to the continued depressed state of the uranium markets while we awaited the recommended relief from the Working Group and further positive developments in the uranium markets. As a result, production rates at Lost Creek declined during the year. Pounds captured decreased nearly 80 percent during the year and will remain low until a decision to ramp up is made. Pounds drummed decreased similarly. There were no shipments in 2020 as we accumulated enough product for the next shipment, which was made in January 2021.

At the end of the year, we had approximately 268,485 pounds of U3O8 at the conversion facility including 219,735 produced pounds at an average cost per pound of $27.68, and 48,750 purchased pounds at an average cost of $26.01 per pound. Including the January 2021 shipment, we have approximately 284,358 pounds of U3O8 at the conversion facility including 235,608 produced pounds.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table summarizes the results of operations for the years ended December 31, 2020 and 2019:

(expressed in thousands of U.S. dollars, except per share and pound data)

	Year ended
	December 31,
	2020	2019

Sales	8,316	32,255
Cost of sales	(12,968)	(30,275)
Gross profit (loss)	(4,652)	1,980

Operating costs	(8,689)	(10,258)
Profit (loss) from operations	(13,341)	(8,278)

Net interest expense	(710)	(668)
Warrant mark to market gain	(680)	524
Foreign exchange gain (loss)	(72)	(28)
Other income (expense)	18	32
Net income (loss)	(14,785)	(8,418)

Foreign currency translation adjustment	53	(16)
Comprehensive income (loss)	(14,732)	(8,434)

Income (loss) per common share:
Basic	(0.09)	(0.05)
Diluted	(0.09)	(0.05)

U3O8 pounds sold	200,000	665,000

U3O8 price per pounds sold	41.50	48.50

U3O8 cost per pounds sold	25.83	30.09

U3O8 gross per pounds sold	15.67	18.41

Sales

We sold 200,000 pounds of U3O8 during 2020 at an average price of $41.50 per pound. We sold 665,000 pounds of U3O8 during 2019 at an average price of $48.50 per pound. The sales were all from term contracts.

Cost of Sales

Cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any remaining costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales per the financial statements. These NRV adjustments are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures because they relate to the pounds of U3O8 in ending inventory and do not relate to the pounds of U3O8 sold during the period.

All sales in 2020 were from purchased product. The weighted average purchase price was $25.83 per pound as compared to $30.09 in 2019. In 2019, a portion of the product sold was from produced inventory and the cost per pound of the produced inventory was higher than the purchased inventory cost per pound, which led to a higher average cost per pound sold in 2019 as compared to 2020.

In 2020, cost of sales per the financial statements included $7.8 million in lower of cost or NRV adjustments compared to $10.3 million in 2019.

Gross Profit

The gross loss per the financial statements for 2020 was $4.7 million. After adding back the $7.8 million lower of cost or NRV adjustment, which included a significant portion of cash production costs, the gross profit related to U3O8 sales was $3.1 million, which represents a gross profit margin of approximately 38 percent. Gross profit excluding NRV adjustments of $10.3 million in 2019 represent a gross profit margin of approximately 38 percent.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the years ended December 31, 2020 and 2019:

	Year ended December 31,
Operating Costs	2020	2019

Exploration and evaluation	1,816	2,476
Development	1,097	1,404
General and administration	5,200	5,801
Accretion	576	577

	8,689	10,258

Total operating costs in 2020 and 2019 were $8.7 million and $10.3 million, respectively. The decrease in 2020 was primarily related to lower labor costs. In 2020, after considering uranium market conditions, and other factors including worldwide economic conditions and market reactions to COVID-19, our Board of Directors chose to not pay bonus awards for 2019 performance, which accounted for a significant portion of the labor variance.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $0.7 million decrease in 2020 is primarily due to the lower labor costs ($0.6 million) and lower rental expenses ($0.1 million), which resulted from relocating the Casper field office to a smaller, less expensive, office building and the end of a vehicle lease program.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage, and Lucky Mc, which is near the end of reclamation at the historic mine site. The $0.3 million decrease in 2020 primarily related to lower outside service costs at Lost Creek and Shirley Basin ($0.4 million), which resulted from decreased levels of development activity at both locations, partially offset by higher permitting costs at Shirley Basin ($0.1 million).

General and administration expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs. The $0.6 million decrease in 2020 was primarily related to lower labor ($0.5 million) and lower outside professional fees ($0.2 million), which were partially offset by higher, non-cash, stock compensation costs ($0.1 million).

Other Income and Expenses

Net interest expense remained consistent during 2020 compared to the prior year. In October 2019, the State granted a six-quarter deferral of principal payments on the State Bond Loan, so the principal balance, and the resulting interest charge, did not change significantly.

The warrant mark to market decreased from a gain of $0.5 million in 2019 to a loss of $0.7 million in 2020. As a part of the September 2018 public offering and the August 2020 registered direct offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued quarterly, using the Black-Scholes technique as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in net income for the period.

Earnings (loss) per Common Share

The basic and diluted loss per common share for 2020 and 2019 were $0.09 and $0.05, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As of December 31, 2020, we had cash resources consisting of cash and cash equivalents of $4.3 million, a decrease of $3.1 million from the December 31, 2019 balance of $7.4 million. The cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $8.4 million for operating activities, used less than $0.1 million for investing activities, and generated $5.3 million from financing activities.

Operating activities used $8.4 million of cash in 2020. We collected $8.3 million from the sale of purchased U3O8.  We spent $5.2 million to purchase the U3O8 we sold. We also spent $3.8 million on production related costs, however there were no sales of produced inventory during the year. Operating costs consumed $7.2 million of cash and we paid $0.7 million in interest payments on our state bond loan.  Working capital and other items generated approximately $0.2 million of cash.

Investing activities during 2020 were minimal and primarily consisted of some early stage design work on an alternative, limited rejection water treatment system, which could significantly increase our wastewater disposal capacity.  However, most of the costs were offset by proceeds from the sale of capital assets.

Financing activities provided $5.3 million of cash in 2020. As described below, we received $0.9 million of loan proceeds in April and raised $4.3 million after expenses through a public offering in August. In addition, we received $0.1 million from the exercise of stock options and $0.1 million for shares issued through the at market sales facility described below. Subsequent to December 31, 2020, the Company closed on February 4, 2021 a $15.2 million underwritten public offering as described below.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of December 31, 2020, the balance of the State Bond Loan was $12.4 million.

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

Small Business Administration Loans

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress on March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount was $0.9 million.

On June 5, 2020, the Flexibility Act became law. The Flexibility Act changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the SBA PPP loan program, as modified by the Flexibility Act, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. We anticipate the loans will meet the requirements for forgiveness under this program. In December 2020, we applied for loan forgiveness, but we have not yet received loan forgiveness and therefore continue to treat the PPP loans as debt.

Universal Shelf Registration and At Market Facility

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

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (formerly, B. Riley FBR, Inc.), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agent for aggregate sales proceeds of up to $10,000,000. The Sales Agreement replaces the prior At Market Issuance Sales Agreement entered by the Company on May 27, 2016, as amended. In 2020 Q4, we utilized the Sales Agreement and received gross proceeds of $0.1 million.

2020 Registered Direct Offering

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

2021 Underwritten Public Offering

Subsequent to December 31, 2020, the Company closed on February 4, 2021 a $15.2 million underwritten public offering of 16,930,530 common shares and accompanying one-half common share warrants to purchase up to 8,465,265 common shares, at a combined public offering price of $0.90 per common share and accompanying one-half common share warrant. The gross proceeds to the Company from this offering were approximately $15.2 million, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Liquidity Outlook

As of February 24, 2021, our unrestricted cash position was $18.6 million.

In addition to our cash position, our finished, ready-to-sell, conversion facility inventory, worth $8.0 million at recent spot prices, is immediately realizable, if necessary. After completing the 2021 underwritten public offering discussed above, we no longer anticipate selling our existing finished-product inventory in 2021 at spot market prices. As discussed below, we currently intend to preserve our U.S. origin pounds for possible delivery into the U.S. uranium reserve program, which has been signed into law but not yet implemented.

Looking Ahead

Following multiple announcements of industry production suspensions and reductions in 2020, U3O8 spot prices increased to $33 per pound, but subsequently decreased to approximately $30 per pound at year-end.  More recently, recognition of nuclear power’s role in achieving net-zero carbon emissions goals has seen a renewed interest in the uranium sector. The Paris Climate Agreement calls for net-zero carbon emissions by 2050 and the U.S. has rejoined the agreement under the Biden Administration, which has indicated support for the nuclear industry.

In February 2021, we raised gross proceeds of $15.2 million through an underwritten public offering. Our current cash position as of February 24, 2021, is $18.6 million. In addition to our strong cash position, we have nearly 285,000 pounds of finished, ready-to-sell inventory, worth $8.0 million at recent spot prices. The financing provides us adequate funds to maintain and enhance operational readiness, for possible future acquisitions, and for general working capital purposes, including the preservation of our existing inventory for higher prices.

In addition to the restructuring of the State Bond Loan, we implemented other Company-wide cost-saving measures during 2020. We further reduced production operations at Lost Creek to market-appropriate levels. The reduced production levels allowed us to make further operating cost reductions at Lost Creek and related support cost reductions at the corporate office. The cost reductions include savings from additional reductions in force and other cost containment measures. Together with the further deferral of principal payments on the State Bond Loan, these measures will result in substantial savings to the Company, estimated to exceed $7 million and $4 million in calendar years 2021 and 2022, respectively.

Our remaining highly experienced technical and operational staff will continue to optimize processes and refine production plans, which strengthens our operational readiness at the fully permitted Lost Creek mine and plant. The Lost Creek facility has the constructed and licensed capacity to process up to two million pounds of U3O8 per year and previously reported mineral resources to feed the processing plant for many years to come. A ramp-up of production at Lost Creek would initially include further development work in the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Property Preliminary Economic Assessment, as amended. In 2021, we expect to receive all permits and authorizations to recover uranium from the adjacent LC East project where certain of those additional mining areas are located.

We remain prepared to expand uranium production at Lost Creek to an annualized run rate of one million pounds. With future development and construction in mind, our current staff members were retained as having the greatest level of experience and adaptability allowing for an easier transition back to full operations. Lost Creek operations can increase to full production rates in as little as six months following a go decision, simply by developing additional header houses within the fully permitted MU2. Development expenses during this six-month ramp up period are estimated to be approximately $14 million and are almost entirely related to MU2 drilling and header house construction costs. We are prepared to ramp up and to deliver our Lost Creek production inventory to the new national uranium reserve.

Additionally, we stand ready to construct our Shirley Basin mine, where we estimate up to nine years production based upon the mineral resources reported in the Shirley Basin Preliminary Economic Assessment. All remaining permits and authorizations to construct and operate this in situ recovery site are expected to be received in 2021 H1.

We will continue to closely monitor the uranium market and any actions or remedies resulting from the Working Group’s report, the implementation of the uranium reserve program, or any further legislative actions, which may positively impact the uranium production industry. Until such time, we will continue to minimize costs and maximize the ‘runway’ to maintain our current operations and the operational readiness needed to ramp-up production when called upon.

Table of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due
		<1	1 to 3	3 to 5	>5
	Total	Year	Years	Years	Years

Notes payable	13,341	497	12,844	-	-
Interest on notes payable	1,999	724	1,275	-	-
Operating leases	50	49	1	-	-
Environmental remediation	76	76	-	-	-
Asset retirement obligations	29,965	-	-	-	29,965

	45,431	1,346	14,120	-	29,965

Outstanding Share Data

As of December 31, 2020 and December 31, 2019, the Company’s capital consisted of the following:

	December 31, 2020	December 31, 2019

Common shares	170,253,752	160,478,059
Shares issuable upon the exercise of:
Stock options	11,910,424	11,076,583
Restricted share units	1,404,962	1,155,928
Warrants	11,031,439	6,531,439

	194,600,577	179,242,009

Off Balance Sheet Arrangements

We have not entered any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

Cash and cash equivalent	December 31, 2020	December 31, 2019

Cash on deposit	852	1,406
Money market funds	3,416	5,997
	4,268	7,403

Quarterly financial data (unaudited and in thousands except per share data)

	Quarter Ended
	2020				2019
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Sales	12	-	6,934	1,370	10,849	5,115	11,479	4,812
Net income (loss)	(5,221)	(3,696)	(2,227)	(3,641)	2,115	(4,200)	(2,031)	(4,302)
Income (loss) per common share:
Basic	(0.03)	(0.02)	(0.02)	(0.02)	0.02	(0.03)	(0.01)	(0.03)
Diluted	(0.03)	(0.02)	(0.02)	(0.02)	0.02	(0.03)	(0.01)	(0.03)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $11.6 million at risk on December 31, 2020 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2020.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of December 31, 2020, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.3 million, and the current portion of notes payable of $0.5 million.

Item 7A.  Quantitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Financial instruments that expose the Company to interest rate risk are its cash equivalents, deposits, restricted cash, and debt financings. Our objectives for managing our cash and cash equivalents are to always maintain sufficient funds on hand to meet day-to-day requirements and to place any amounts that are considered more than day-to-day requirements on short-term deposit with the Company's financial institutions to earn interest.

Currency risk

We maintain a balance of less than $0.2 million in foreign currency resulting in a low currency risk.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The average spot market price was $28.23 per pound as of February 24, 2021.

Transactions with Related Parties

During the fiscal year ended December 31, 2020, we did not participate in any reportable transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration and development industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value.

New accounting pronouncements which were implemented this year

None.

Critical Accounting Policies and Estimates

We have established the existence of mineral resources at the Lost Creek Project, but because of the unique nature of in situ recovery mines, we have not established, and have no plans to establish the existence of proven and probable reserves at this project.

Mineral Properties

Acquisition costs of mineral properties are capitalized. When production is attained at a property, these costs will be amortized over a period of estimated benefit. Until production is attained at a property, the costs will be carried at their acquisition cost.

As of December 31, 2020, the current and long-term prices of uranium were $30.20 and $35.00, respectively.  This compares to prices of $24.93 and $32.50 as of December 31, 2019. Senior management updates production, sales, and cash projections on a regular basis, in some cases weekly, but at least monthly. The Company reviews the impairment indicators outlined in US GAAP guidance.

Development costs including, but not limited to, production wells, header houses, piping and power will be expensed as incurred as we have no proven and probable reserves.

Exploration, Evaluation, and Development Costs

Exploration and evaluation expenses consist of labor, annual exploration lease and maintenance fees and associated costs of the exploration geology department as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to the Company’s Lost Creek, LC East and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessments.  Development expenses include all costs associated with exploring, delineating, and permitting new or expanded mine units, the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells.

Capital Assets

Property, plant, and equipment assets, including machinery, processing equipment, enclosures, vehicles, and expenditures that extend the life of such assets, are recorded at cost including acquisition and installation costs.  The enclosure costs include both the building housing and the processing equipment necessary for the extraction of uranium from impregnated water pumped in from the wellfield to the packaging of uranium yellowcake for delivery into sales. These enclosure costs are combined as the equipment and related installation associated with the equipment is an integral part of the structure itself. The costs of self-constructed assets include direct construction costs, direct overhead, and allocated interest during the construction phase. Depreciation is calculated using a declining balance method for most assets except for the plant enclosure and related equipment. Depreciation on the plant enclosure and related equipment is calculated on a straight-line basis. Estimated lives for depreciation purposes range from three years for computer equipment and software to 20 years for the plant enclosure and the name plate life of the related equipment.

Depreciation

The depreciable life of the Lost Creek plant, equipment, and enclosure was determined to be the nameplate life of the equipment housed in the processing plant as plans exist to continue to process materials from other sources, such as Shirley Basin, beyond the estimated production at the Lost Creek Project.

Inventory and Cost of Sales

Our inventories are measured at the lower of cost or net realizable value based on projected revenues from the sale of that product.  We are allocating all costs of operations of the Lost Creek facility to the inventory valuation at various stages of production except for wellfield construction and disposal well costs which are treated as development expenses when incurred. Depreciation of facility enclosures, equipment, and asset retirement obligations as well as amortization of the acquisition cost of the related property is also included in the inventory valuation. We do not allocate any administrative or other overhead to the cost of the product.

Because of the nature of in situ operations, it is not technically feasible to accurately measure the amount of in-process inventory at any given time. We use a combination of calculating estimated uranium captured per sampling event applied to total water processing flow to determine the estimated pounds captured.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2020, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2020, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

(c) Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

(d) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers, and directors. The full text of the Code is available on our website at http://www.ur-energy.com/corporate-governance/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2021 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

See “Index to Consolidated financial statements” on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith
1.1	Underwriting Agreement with Cantor Fitzgerald, as representative for the underwriters named therein, dated September 21, 2018	8-K	9/25/2018	1.1

1.2	Form of Securities Purchase Agreement dated July 31, 2020, among Ur-Energy Inc. and purchasers named therein	8-K	8/4/2020	10.1

3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2016	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2016	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2018	3.1

4.1	Warrant Agreement, dated September 25, 2018, between the Company and Computershare Trust Company, N.A.	8-K	9/25/2018	4.1

4.2	Description of Registrant Securities	10-K	2/28/2020	4.2

4.3	Form of Warrant Certificate	8-K	8/4/2020	4.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2015	10.7

10.4	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2015	10.9

10.5	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2015	10.10

10.6	Employment Agreement with John W. Cash, as amended	10-K	3/3/2015	10.11

10.7	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2015	10.12

10.8	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/13/17	4.1

10.9	Amended Restricted Share Unit Plan	8-K	3/27/2016	10.1

10.11	At Market Issuance Sales Agreement	8-K	5/29/2020	1.1

10.12	Amendment to Financing Agreement and Third Amendment to Mortgage				X

10.14	Ur-Energy USA Inc. SBA Payroll Protection Program Promissory Note	10-Q	5/8/2020	10.14

10.15	Lost Creek ISR, LLC SBA Payroll Protection Program Promissory Note	10-Q	5/8/2020	10.15

10.16	Amendment to Employment Agreement with Jeffrey T. Klenda		10/28/2020		X

10/17	Amendment to Employment Agreement with Roger L. Smith		12/10/2020		X

10/18	Amendment to Employment Agreement with Steven M. Hatten		12/10/2020		X

10.19	Amendment to Employment Agreement with John W. Cash		12/10/2020		X

10.20	Amendment to Employment Agreement with Penne A. Goplerud		12/10/2020		X

14.1	Code of Ethics for CEO, CFO and Senior Financial Officers	8-K	2/11/2015	14.1

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2	Consent of TREC, Inc.				X

23.3	Consent of WWC Engineering				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document				X

101.LAB	XBRL Labels Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

99.1	Location maps (1)	10-K	3/3/2015

(1)  Filed herewith under Items 1 and 2. Business and Properties.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: February 26, 2021	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2021	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 26, 2021	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: February 26, 2021	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: February 26, 2021	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: February 26, 2021	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: February 26, 2021	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Date: February 26, 2021	By:	/s/ Rob Chang
Rob Chang
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ur-Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flow for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment indicators of mineral properties and capital assets

As described in Notes 7 and 8 to the consolidated financial statements, the carrying amounts of the Company’s mineral properties and capital assets were $39.2 million and $21.9 million respectively as at December 31, 2020. Management applies judgement to assess mineral properties and capital assets for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Internal and external factors such as (i) significant decreases in the market price of the assets, (ii) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets, (iii) significant changes in expected capital and operating costs, and reclamation costs, (iv) significant adverse changes in the business climate or legal factors including changes in uranium prices, and (v) current expectation that the assets will more likely than not be sold or disposed of significantly before the end of their estimated useful lives, are evaluated by management in determining whether there are any indicators of impairment.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of mineral properties and capital assets is a critical audit matter are that there was judgment by management when assessing whether there were indicators of impairment for the mineral properties and capital assets, specifically related to assessing: (i) significant changes in expected capital and operating costs, and reclamation costs, (ii) significant adverse changes in the business climate or legal factors including changes in uranium prices, (iii) significant decreases in the market price of the assets, and (iv) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgements made by management in their assessment of indicators of impairment that could give rise to the requirement to conduct a formal impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating management’s assessment of indicators of impairment; and assessing whether there have been significant decreases in the market price of the assets, significant changes in the expected capital costs, operating costs, and reclamation costs, and current period cash flow or operating losses combined with a history of losses or forecasted continued losses associated with the use of the assets, by considering the current and past performance of the mineral properties and capital assets including other third-party information and evidence obtained in other areas of the audit, as applicable. The procedures performed also included (i) evaluating whether there were significant adverse changes in the business climate or legal factors including changes in uranium prices by considering external market data and industry data; and (ii) assessing the completeness of external or internal factors that could be considered as indicators of impairment of the Company’s mineral properties and capital assets, including consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

February 26, 2021

We have served as the Company’s auditor since 2004.

Ur-Energy Inc.
Conolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated finacial statements)

	Note	December 31, 2020	December 31, 2019

Assets
Current assets
Cash and cash equivalents	4	4,268	7,403
Accounts receivable		-	22
Prepaid expenses		814	885
Total current assets		5,082	8,310

Non-current assets
Non-current portion of inventory	5	7,814	7,426
Restricted cash	6	7,859	7,812
Mineral properties	7	39,184	43,212
Capital assets	8	21,891	23,630
Total non-current assets		76,748	82,080
Total assets		81,830	90,390

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	2,320	2,211
Current portion of notes payable	10	459	-
Current portion of warrant liability	12	729	-
Environmental remediation accrual		76	72
Total current liabilities		3,584	2,283

Non-current liabilities
Notes payable	10	12,720	12,215
Lease liability		50	12
Asset retirement obligations	11	29,965	30,972
Warrant liability	12	1,415	575
Total non-current liabilities		44,150	43,774

Shareholders' equity
Share capital	13	189,620	185,754
Contributed surplus		20,946	20,317
Accumulated other comprehensive income		3,707	3,654
Accumulated deficit		(180,177)	(165,392)
Total shareholders' equity		34,096	44,333
Total liabilities and shareholders' equity		81,830	90,390

Ur-Energy Inc.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated finacial statements)

		Year ended
		December 31,
	Note	2020	2019	2018

Sales	14	8,316	32,255	23,496
Cost of sales	15	(12,968)	(30,275)	(12,203)
Gross profit (loss)		(4,652)	1,980	11,293

Operating costs	16	(8,689)	(10,258)	(9,986)
Profit (loss) from operations		(13,341)	(8,278)	1,307

Net interest expense		(710)	(668)	(1,002)
Warrant mark to market gain (loss)		(680)	524	581
Foreign exchange gain (loss)		(72)	(28)	43
Other income (expense)		18	32	3,605
Net income (loss)		(14,785)	(8,418)	4,534

Foreign currency translation adjustment		53	(16)	7
Comprehensive income (loss)		(14,732)	(8,434)	4,541

Income (loss) per common share:
Basic		(0.09)	(0.05)	0.03
Diluted		(0.09)	(0.05)	0.03

Weighted average common shares:
Basic		164,257,092	159,903,052	150,034,566
Diluted		164,257,092	159,903,052	151,598,180

Ur-Energy Inc.
Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated finacial statements)

						Accumulated
						Other
		Share Capital			Contributed	Comprehensive	Accumulated	Shareholders'
	Note	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

December 31, 2017		146,531,933	177,063	4,109	15,454	3,663	(161,508)	38,781

Exercise of stock options		496,838	415	-	(125)	-	-	290
Common shares issued for cash		12,195,122	10,001	-	-	-	-	10,001
Warrants issued		-	(1,709)	-	-	-	-	(1,709)
Share issue costs		-	(893)	-	-	-	-	(893)
Redemption of RSUs		505,510	344	-	(423)	-	-	(79)
Expiry of warrants		-	-	(4,109)	4,109	-	-	-
Non-cash stock compensation		-	-	-	915	-	-	915
Comprehensive income (loss)		-	-	-	-	7	4,534	4,541

December 31, 2018		159,729,403	185,221	-	19,930	3,670	(156,974)	51,847

Exercise of stock options		323,618	288	-	(85)	-	-	203
Redemption of RSUs		425,038	245	-	(315)	-	-	(70)
Non-cash stock compensation		-	-	-	787	-	-	787
Comprehensive income (loss)		-	-	-	-	(16)	(8,418)	(8,434)

December 31, 2019		160,478,059	185,754	-	20,317	3,654	(165,392)	44,333

Exercise of stock options		159,982	141	-	(42)	-	-	99
Common shares issued for cash		9,259,640	4,805	-	-	-	-	4,805
Warrants issued		-	(860)	-	-	-	-	(860)
Share issue costs		-	(431)	-	-	-	-	(431)
ATM renewal costs		-	-	-	-	-	-	-
Redemption of RSUs		356,071	211	-	(280)	-	-	(69)
Non-cash stock compensation		-	-	-	951	-	-	951
Comprehensive income (loss)		-	-	-	-	53	(14,785)	(14,732)

December 31, 2020		170,253,752	189,620	-	20,946	3,707	(180,177)	34,096

Ur-Energy Inc.
Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated finacial statements)

		Year ended
		December 31,
	Note	2020	2019	2018

Cash provided by (used for):

Operating activities
Net income (loss) for the year		(14,785)	(8,418)	4,534

Items not affecting cash:
Stock based compensation		951	787	915
Net realizable value adjustments		7,802	10,263	318
Depreciation of capital assets		1,818	1,812	1,860
Amortization of mineral properties		2,445	2,601	1,743
Accretion expense		576	577	508
Amortization of deferred loan costs		71	108	121
Provision for reclamation		4	(5)	5
Write-off of mineral properties		-	11	-
Loss from equity investment		-	-	5
Mark to market loss (gain)		680	(524)	(581)
Gain on sale of monetized contract		-	-	(3,540)
Gain on sale of assets		(16)	(18)	(2)
Gain (loss) on unrealized foreign exchange		-	(28)	45
Accounts receivable		22	9	2
Inventory		(8,190)	(2,997)	(10,495)
Prepaid expenses		71	5	(95)
Accounts payable and accrued liabilities		108	(196)	(706)
		(8,443)	3,987	(5,363)

Investing activities
Mineral property costs		-	(9)	(31)
Decrease (increase) in bonding and other deposits		-	19	-
Proceeds from sale of monetized contract		-	-	3,540
Funding of equity investment		-	-	(5)
Proceeds from sale of capital assets		18	18	-
Purchase of capital assets		(43)	(271)	(55)
		(25)	(243)	3,449

Financing activities
Issuance of common shares and warrants for cash	13	4,805	-	10,000
Share issue costs	13	(431)	-	(902)
Proceeds from exercise of warrants and stock options		99	203	290
RSU redeemed for cash		(39)	(70)	(76)
Proceeds from debt financing	10	893	-	-
Repayment of debt		-	(2,554)	(4,895)
		5,327	(2,421)	4,417

Effects of foreign exchange rate changes on cash		53	62	(110)

Increase (decrease) in cash, cash equivalents, and restricted cash		(3,088)	1,385	2,393
Beginning cash, cash equivalents, and restricted cash		15,215	13,830	11,437
Ending cash, cash equivalents, and restricted cash	18	12,127	15,215	13,830

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an Exploration Stage mining company, as defined by United States Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located primarily in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013.

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

Most of our past sales were made under term contracts, which specify delivery quantities, sales prices, and payment dates. As a result, we performed cash management functions over the course of an entire year based on the timing of the term contracts and were less reliant on current commodity prices and market conditions. Our remaining term contracts were completed in 2020 Q2 and any future sales will be dependent on spot market commodity prices until we are able to enter new term contracts.

As of December 31, 2020, the current Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.3 million, and the current portion of notes payable of $0.5 million.

The payment schedule for the $12.4 million State Bond Loan was modified on October 1, 2019 to defer principal payments for six quarters. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional six quarters. Quarterly principal payments are scheduled to resume on October 1, 2022 (see notes 10 and 20).

On April 16, 2020, we received $0.9 million under the U.S. Small Business Administration (“SBA”) Payroll Protection Program (“PPP”), which was created under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). We anticipate the loans will meet the requirements for forgiveness under this program (see note 10).

On August 4, 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying one-half common share warrant. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million (see note 13).

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Subsequent to December 31, 2020, on February 4, 2021, the Company closed a $15.2 million underwritten public offering of 16,930,530 common shares and accompanying one-half common share warrants to purchase up to 8,465,265 common shares, at a combined public offering price of $0.90 per common share and accompanying one-half common share warrant. The gross proceeds to the Company from this offering were approximately $15.2 million, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company (see note 22).

In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in 2021, unless market conditions change sufficiently to warrant its sale.

3.	Summary of Significant Accounting Policies

Basis of presentation

These financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“US GAAP”) and include all the assets, liabilities and expenses of the Company and its wholly owned subsidiaries Ur-Energy USA Inc.; NFU Wyoming, LLC; Lost Creek ISR, LLC; and Pathfinder Mines Corporation. All inter-company balances, and transactions have been eliminated upon consolidation. Ur‑Energy Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

Exploration Stage

The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by the SEC, through the completion of a final or “bankable” feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company currently has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in situ recovery (“ISR”) mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and even though the Company commenced recovery of uranium at the Lost Creek Project in August 2013, the Company remains in the Exploration Stage as defined under Industry Guide 7 and will continue to remain in the Exploration Stage until such time proven or probable mineral reserves have been established.

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

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes. Restricted cash is excluded from cash and cash equivalents and is included in other long-term assets.

Restricted cash

Cash that secures various instruments related to surety bonds, which secure reclamation obligations, and a state lease is shown as restricted cash.

Inventory

In-process inventory represents uranium that has been extracted from the wellfield and captured in the processing plant and is currently being transformed into a saleable product. Plant inventory is U3O8 that is contained in yellowcake, which has been dried and packaged in drums, but not yet shipped to the conversion facility. Conversion facility inventory is U3O8 that has been shipped to the conversion facility. The amount of U3O8 in the conversion facility inventory includes the amount of U3O8 contained in drums shipped to the conversion facility plus or minus any final weighing and assay adjustments per the terms of our uranium supplier’s agreement with the conversion facility.

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

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

If properties are abandoned or sold, they are written off. If properties are impaired in value, the costs of the properties are written down to their estimated fair value at that time.

Exploration, evaluation, and development costs

Exploration and evaluation costs consist of annual lease and claim maintenance fees, and the associated costs of the exploration, evaluation, and regulatory departments as well as exploration costs including drilling and analysis on properties that have not reached the permitting or operations stage.

Development expense relates to the Company’s Lost Creek, LC East and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessment work. Development expenses include all costs associated with exploring, delineating, and permitting, the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads, and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells.

Capital assets

Property, plant, and equipment assets, including machinery, processing equipment, enclosures, and vehicles are recorded at cost including acquisition, installation costs, and expenditures that extend the life of such assets. The enclosure costs include both the building enclosure and the processing equipment necessary for the extraction of uranium from impregnated water pumped in from the wellfield to the packaging of uranium yellowcake for delivery into sales. These enclosure costs are combined as the equipment and related installation associated with the equipment is an integral part of the structure itself. The costs of self-constructed assets include direct construction costs, direct overhead, and allocated interest during the construction phase. Depreciation is calculated using a declining balance method for most assets, except the plant enclosure and related equipment. Depreciation of the plant enclosure and related equipment is calculated on a straight-line basis. Estimated lives for depreciation purposes range from three years for computer equipment and software to 20 years for the plant enclosure and the name plate life of the related equipment.

Impairment of long-lived assets

The Company assesses the possibility of impairment in the net carrying value of its long-lived assets when events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. When potential impairment is indicated, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, recoverable resources, and operating, capital, and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is determined using discounted future net cash flows, or other measures of fair value.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Right of Use Assets and Liabilities

Right of use assets include office and office equipment leases. We recognize an asset and corresponding liability, which are included in non-current assets and other liabilities in the consolidated balance sheet, based on the present value of the remaining minimum rental payments of the leases. The discount rates used are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

Debt

Long-Term Debt is carried at amortized cost. Debt issuance costs, debt premiums and discounts and annual fees are included in the long-term debt balance and amortized using the effective interest rate over the contractual terms of the Long-Term Debt.

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

Asset retirement obligations consist of estimated final well closures, plant closure and removal, and the associated reclamation and restoration costs to be incurred by the Company in the future. The estimated value of the asset retirement obligation is based on the current estimated reclamation cost escalated at an inflation rate and then discounted at a credit adjusted risk-free rate. This liability is recorded, and a corresponding asset is capitalized as part of the cost of the related asset. The asset is amortized over its remaining productive life. The liability accretes until the Company settles the obligation.

Revenue recognition

Our revenues are primarily derived from the sale of U3O8 under either long-term (delivery in typically two to five years) or spot (immediate delivery) contracts with our customers. The contracts specify the quantity to be delivered, the price or specific calculation method of the price, payment terms, and the year(s) of the delivery. There may be some variability in the dates of the delivery or the quantity to be delivered depending on the contract, but those issues are addressed before the delivery date. When a delivery is approved, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

We also receive a small amount of revenue from disposal fees. We have contracts with our customers that specify the type and volume of disposal material we accept. Monthly, we invoice those customers based on deliveries of material to the disposal site by the customer. Materials are measured and categorized at the time of delivery and verified by the customer. We recognize the revenue at the end of the month that the material was received.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Stock-based compensation

Stock-based compensation cost from the issuance of stock options and restricted share units (“RSUs”) is measured at the grant date based on the fair value of the award and is recognized over the related service period. Stock-based compensation costs are charged to mine operations, exploration and evaluation, development, and general and administrative expense on the same basis as other compensation costs.

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

Earnings and loss per share calculations

Diluted earnings per common share are calculated by including all options that are in-the-money based on the average stock price for the period as well as RSUs that are outstanding. The treasury stock method was applied to determine the dilutive number of options.  Warrants are included only if the exercise price is less than the average stock price for the quarter. In periods of loss, the diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities.

Classification of financial instruments

The Company’s financial instruments consist of cash, short-term investments, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities, other liabilities, and notes payable. The Company has made the following classifications for these financial instruments:

•	Cash, accounts receivable, restricted cash, and deposits are recorded at amortized cost. Interest income is recorded using the effective interest rate method and is included in income for the period.
•	Accounts payable and accrued liabilities, and notes payable, are measured at amortized cost.
•	Other liabilities, which relate to the derivative on warrants issued in U.S. dollars, are adjusted to the market value using the Black-Sholes valuation method at the end of each reporting period.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

4.	Cash and cash equivalents

The Company’s cash and cash equivalents consists of the following:

Cash and cash equivalent	December 31, 2020	December 31, 2019

Cash on deposit	852	1,406
Money market funds	3,416	5,997
	4,268	7,403

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	December 31, 2020	December 31, 2019

Plant inventory	463	-
Conversion facility inventory	7,351	7,426
	7,814	7,426

Inventory by Duration	December 31, 2020	December 31, 2019

Non-current portion of inventory	7,814	7,426
	7,814	7,426

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $7,802 in 2020 and $10,263 in 2019.

6.	Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	December 31, 2020	December 31, 2019

Cash pledged for reclamation	7,859	7,812
	7,859	7,812

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable.  The restricted cash is pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $27.8 million and $29.9 million of coverage towards reclamation obligations were collateralized by the restricted cash as of December 31, 2020 and December 31, 2019, respectively.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.	Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
Mineral Properties	Property	Mines	Properties	Total

December 31, 2017	11,810	19,701	13,166	44,677

Acquisition costs	-	-	31	31
Change in estimated reclamation costs	2,577	263	-	2,840
Depletion and amortization	(1,743)	-	-	(1,743)
December 31, 2018	12,644	19,964	13,197	45,805

Acquisition costs	-	-	8	8
Change in estimated reclamation costs	125	(114)	-	11
Property write-offs	16	-	(27)	(11)
Depletion and amortization	(2,601)	-	-	(2,601)
December 31, 2019	10,184	19,850	13,178	43,212

Change in estimated reclamation costs	(1,463)	(120)	-	1,583)
Depletion and amortization	(2,445)	-	-	(2,445)
December 31, 2020	6,276	19,730	13,178	39,184

United States

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law.  We are not recovering U3O8 within the State section under lease at Lost Creek and are therefore not subject to royalty payments currently. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North or LC West Projects.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

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

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Impairment testing

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Management applies judgement to assess mineral properties and capital assets for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; significant changes in expected capital, operating, or reclamation costs; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted net cash flows expected to be generated by the assets. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  Management did not identify impairment indicators that would require a formal impairment test.

Lost Creek has been the Company’s sole source for the uranium concentrates sold to generate sales revenues since 2013. The economic viability of the Company’s mining activities, including the expected duration and profitability of Lost Creek and of any future ISR mines, such as Shirley Basin, have many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations. Our mining activities may change because of any one or more of these risks and uncertainties and there is no assurance that any mineral deposit from which we extract uranium or other minerals from will result in profitable mining activities.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.	Capital Assets

The Company’s capital assets consist of the following:

	December 31, 2020			December 31, 2019
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,369)	81	3,452	(3,311)	141
Enclosures	33,008	(11,834)	21,174	33,008	(10,181)	22,827
Machinery and equipment	1,446	(885)	561	1,426	(808)	618
Furniture and fixtures	119	(119)	-	119	(115)	4
Information technology	1,123	(1,098)	25	1,100	(1,072)	28
Right of use assets	165	(115)	50	83	(71)	12
	39,311	(17,420)	21,891	39,188	(15,558)	23,630

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	December 31, 2020	December 31, 2019

Accounts payable	396	523
Accrued payroll liabilities	1,767	1,393
Accrued severance, ad valorem, and other taxes payable	157	295
	2,320	2,211

10.	Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued, and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal was to be paid in 28 quarterly installments commencing January 1, 2015.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved a six-quarter deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional six quarters. Quarterly principal payments are scheduled to resume on October 1, 2022 and the last payment will be due on October 1, 2024 (see also note 20).

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

For any portion of the loans that are not forgiven, the program provides for an initial deferral of payments based upon the timing of a borrower’s application for forgiveness and SBA’s action on the application up to a maximum of ten months after the use and forgiveness covered period ends (July 30, 2021). Any remaining amount owing on the loans has a two-year maturity (April 16, 2022), unless renegotiated with the lender for up to a five-year term, with an interest rate of one percent per annum. We anticipate the loans will meet the requirements for forgiveness under this program.  In December 2020, we applied for loan forgiveness, but we have not yet received loan forgiveness and therefore continue to treat the PPP loans as debt.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	December 31, 2020	December 31, 2019

Current
Small Business Administration PPP Loans	502	-
State Bond Loan	-	-
Deferred financing costs	(43)	-
	459	-

Long-term
Small Business Administration PPP Loans	398	-
State Bond Loan	12,441	12,441
Deferred financing costs	(119)	(226)
	12,720	12,215

The schedule of remaining payments on outstanding debt as of December 31, 2020 is presented below.

Remaining Payments	Total	2021	2022	2023	2024	Final payment

SBA PPP Loans
Principal	900	497	403	-	-	Apr-2022
Interest	15	9	6	-	-

State Bond Loan
Principal	12,441	-	2,628	5,487	4,326	Oct-2024
Interest	1,984	715	697	447	125

Total	15,340	1,221	3,734	5,934	4,451

11.	Asset Retirement Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek mine and Pathfinder projects and are equal to the current estimated reclamation cost escalated at an inflation rate and then discounted at a credit adjusted risk-free rates ranging from 0.33% to 7.25%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2017	27,036

Change in estimated reclamation costs	2,840
Accretion expense	508

December 31, 2018	30,384

Change in estimated reclamation costs	11
Accretion expense	577

December 31, 2019	30,972

Change in estimated reclamation costs	(1,583)
Accretion expense	576

December 31, 2020	29,965

The restricted cash discussed in note 6 relates to the surety bonds provided to the governmental agencies for these obligations.

12.	Warrant Liabilities

In September 2018, we issued 13,062,878 warrants as part of a public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. The warrants expire in September 2021.  Because the warrants expire in September 2021, they are included in the current portion of warrant liability on the balance sheet.

In August 2020, we issued 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $0.75 per full share. The warrants expire in August 2022.

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

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the warrant liabilities is presented in the following table.

	Sep-2018	Aug-2020
Warrant Liabilities	Warrants	Warrants	Total

December 31, 2017	-	-	-

Warrants issued	1,709	-	1,709
Mark to market revaluation loss (gain)	(581)	-	(581)
Effects for foreign exchange rate changes	(78)	-	(78)

December 31, 2018	1,050	-	1,050

Warrants issued	-	-	-
Mark to market revaluation loss (gain)	(524)	-	(524)
Effects for foreign exchange rate changes	49	-	49

December 31, 2019	575	-	575

Warrants issued	-	860	860
Mark to market revaluation loss (gain)	161	519	680
Effects for foreign exchange rate changes	(7)	36	29

December 31, 2020	729	1,415	2,144

The fair value of the warrant liabilities on December 31, 2020 was determined using the Black-Scholes model with the following assumptions:

	Sep-2018	Aug-2020
Black-Scholes Assumptions at December 31, 2020	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.7	1.6
Expected volatility	67.7%	76.7%
Risk free rate	0.2%	0.2%
Expected dividend rate	0.0%	0.0%
Exercise price	$1.00	$0.75
Market price	$0.80	$0.80

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

13.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 170,253,752 shares and 160,478,059 shares were issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.

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

During the year ended December 31, 2020, the Company exchanged 356,071 Common Shares for vested RSUs. In addition, 159,982 stock options were exercised for proceeds of $0.1 million.

In August 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million. The common share warrants will expire two years from the date of issuance and will allow the holders to purchase our common shares at an exercise price of $0.75 per whole common share.

Because the warrants are priced in US$ and the functional currency of Ur-Energy Inc. is Cdn$, this creates a derivative financial liability. The fair value of the liability will be recorded and adjusted quarterly using the Black-Scholes technique described herein as there is no active market for the warrants. Any gain or loss will be reflected in net income for the period.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on May 7, 2020. Eligible participants under the Option Plan include directors, officers, employees, and consultants of the Company. Under the terms of the Option Plan, grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of the options is five years.

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price
	#	$
December 31, 2017	9,459,401	$0.70

Granted	2,182,955	0.70
Exercised	(496,838)	0.58
Forfeited	(275,085)	0.72
Expired	(1,138,821)	0.83

December 31, 2018	9,731,612	$0.64

Granted	2,852,386	0.61
Exercised	(323,618)	0.63
Forfeited	(395,851)	0.71
Expired	(787,946)	0.83

December 31, 2019	11,076,583	$0.64

Granted	2,950,180	0.48
Exercised	(159,982)	0.63
Forfeited	(534,425)	0.64
Expired	(1,421,932)	0.66

December 31, 2020	11,910,424	$0.61

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2020, outstanding stock options were as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$			$
0.57	2,238,988	1.0	514,967	2,238,988	1.0	514,967	2021-12-16
0.80	300,000	1.2	-	300,000	1.2	-	2022-03-02
0.57	200,000	1.7	46,000	200,000	1.7	46,000	2022-09-07
0.71	1,668,089	2.0	150,128	1,668,089	2.0	150,128	2022-12-15
0.60	200,000	2.2	40,000	133,333	2.2	26,667	2023-03-30
0.73	929,269	2.6	65,049	622,298	2.6	43,561	2023-08-20
0.71	777,037	3.0	69,933	515,660	3.0	46,409	2023-12-14
0.62	2,646,861	3.8	476,435	867,128	3.8	156,083	2024-11-05
0.49	2,950,180	4.9	914,556	-	-	-	2025-11-13

0.61	11,910,424	3.0	2,277,068	6,545,496	2.0	983,815

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.04 (approximately US$0.80) as of the last trading day in the year ended December 31, 2020, that would have been received by the option holders had they exercised their options on that date. There were 11,610,424 in-the-money stock options outstanding and 6,245,496 in-the-money stock options exercisable as of December 31, 2020.

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Option Fair Value Assumptions	2020	2019	2018

Expected forfeiture rate	6.1%	6.2%	5.8% - 6.0%
Expected life (years)	3.9	3.7	3.7 - 3.8
Expected volatility	63.2%	58.6%	54.6% - 55.0%
Risk free rate	0.4%	1.6%	1.9% - 2.1%
Expected dividend rate	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$0.30	$0.35	$0.33 - $0.39

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

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

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value

December 31, 2017	1,175,952	$0.65

Granted	470,756	$0.71
Released	(621,092)	$0.63
Forfeited	(40,120)	$0.57

December 31, 2018	985,496	$0.67

Granted	713,106	$0.61
Released	(542,674)	$0.68

December 31, 2019	1,155,928	$0.65

Granted	737,553	$0.48
Released	(475,086)	$0.70
Forfeited	(13,433)	$0.61

December 31, 2020	1,404,962	$0.54

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

 As of December 31, 2020, outstanding RSUs were as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$
667,409	0.8	533,927	2021-11-05
737,553	1.9	590,042	2022-11-13

1,404,962	1.4	1,123,969

The fair value of restricted share units on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2020	2019	2018

Expected forfeiture rate	4.2%	4.8%	5.5% - 5.9%
Grant date fair value (CAD$)	$0.63	$0.79	$0.91 - $0.93

Warrants

In September 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share. In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 of our Common Shares at $0.75 per full share (see note 12).

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants outstanding is summarized as follows:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price

December 31, 2017	5,844,567	5,844,567	0.97

Issued	13,062,878	6,531,439	1.00
Expired	(5,844,567)	(5,844,567)	0.97

December 31, 2018	13,062,878	6,531,439	1.00

December 31, 2019	13,062,878	6,531,439	1.00

Issued	9,000,000	4,500,000	0.75

December 31, 2020	22,062,878	11,031,439	0.90

As of December 31, 2020, the outstanding warrants were as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$
1.00	13,062,878	0.7	-	2021-09-25
0.75	9,000,000	1.6	225,000	2022-08-04

0.90	22,062,878	1.1	225,000

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the warrants on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Warrant Fair Value Assumptions	2020	2019	2018

Expected forfeiture rate	0.0%	-	0.0%
Expected life (years)	2.0	-	3.0
Expected volatility	71.2%	-	55.2%
Risk free rate	0.2%	-	2.2%
Expected dividend rate	0.0%	-	0.0%
Black-Scholes value (CAD$)	$0.26	$0.00	$0.34

Share-based compensation expense

Stock-based compensation expense was $1.0 million, $0.8 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.  The expenses are expected to be recognized over a weighted-average remaining life of 3.0 years and 1.4 years under the Option Plan and RSU Plan, respectively

As of December 31, 2020, there was approximately $1.1 million unamortized stock-based compensation expense related to the Option Plan and $0.5 million related to the RSU Plan. The expenses are expected to be recognized over a weighted-average remaining life of 3.0 years and 1.4 years under the Option Plan and RSU Plan, respectively.

Cash received from stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $0.1 million, $0.2 million, and $0.3 million, respectively.

Fair Value Calculations

The Company estimates expected future volatility based on daily historical trading data of the Company’s common shares. The risk-free interest rates are determined by reference to Canadian Treasury Note constant maturities that approximate the expected life. The Company has never paid dividends and currently has no plans to do so.

Share-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in expensing the awards that are ultimately expected to vest over the expected life. Forfeitures and expected lives were estimated based on actual historical experience.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

14.	Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales.

Revenue consists of:

	Year ended
	2020		2019
Revenue Summary	$	%	$	%

Sale of produced inventory
Company A	-	0.0%	7,483	23.2%
Company B	-	0.0%	2,406	7.5%
	-	0.0%	9,889	30.7%

Sales of purchased inventory
Company B	-	0.0%	3,525	10.9%
Company C	8,300	99.8%	7,990	24.8%
Company D	-	0.0%	10,848	33.6%
	8,300	99.8%	22,363	69.3%

Total sales	8,300	99.8%	32,252	100.0%

Disposal fee income	16	0.2%	3	0.0%

	8,316	100.0%	32,255	100.0%

15.	Cost of Sales

Cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value more than the NRV is charged to cost of sales.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Cost of sales consists of the following:

	Year ended
	December 31,
Cost of Sales	2020	2019	2018

Cost of product sales	5,166	20,011	11,885
Lower of cost or NRV adjustments	7,802	10,264	318

	12,968	30,275	12,203

16.	Operating Costs

Operating expenses include exploration and evaluation expense, development expense, General and Administration (“G&A”) expense, and mineral property write-offs. Exploration and evaluation expense consist of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to properties that have reached the permitting or operations stage and include costs associated with exploring, delineating, and permitting a property.  Once permitted development expense also includes the costs associated with the construction and development of the permitted property that are otherwise not eligible to be capitalized.  G&A expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs.

Operating costs consist of the following:

	Year ended
	December 31,
Operating Costs	2020	2019	2018

Exploration and evaluation	1,816	2,476	2,431
Development	1,097	1,404	1,654
General and administration	5,200	5,801	5,393
Accretion	576	577	508

	8,689	10,258	9,986

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

17.	Other Income

In June 2018, the Company monetized the present value from portions of agreements with a utility customer related to 165,000 pounds of U3O8 to be delivered in 2021. The Company received proceeds of $3.5 million when the transaction was executed. No comparable transactions occurred in 2019 or 2020.

18.	Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	December 31, 2020	December 31, 2019

Cash and cash equivalents	4,268	7,403
Restricted cash	7,859	7,812

	12,127	15,215

Interest expense paid was $0.8 million, and $0.9 million for the years ended December 31, 2020 and 2019, respectively.

19.	Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year ended
	December 31,
Income (Loss) before Income Tax Provision	2020	2019	2018

United States	(11,164)	(6,080)	6,896
Canada	(3,561)	(2,345)	(2,333)

	14,725)	(8,425)	4,563

There was no federal or state income tax provision (benefit) in the years presented above.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.  The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	As at
	December 31,
Deferred Tax Assets	2020	2019

Deffered tax assets	11,184	9,650
Net operating losses - non-current	35,366	30,883
Total deferred tax assets	46,550	40,533

Valuation allowance	(46,550)	(40,533)

Net deferred taxes	-	-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $6,017 during 2020 and $20,870 during 2019.

Net operating losses and tax credit carryforwards as of December 31, 2020 are as follows:

		Expiration
Income Tax Loss Carryforwards	Amount	Years

Net operating losses, federal (Post December 31, 2017)	14,486	No expirations
Net operating losses, federal (Pre January 1, 2018)	79,699	2029 - 2035
Net operating losses, state	100,602	Varies by state
Net operating losses, Canada	38,906	2026 - 2040

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ended
	December 31,
Income Tax Rate Reconciliation	2020	2019	2018

Statutory rate	26.5%	26.5%	26.5%
State tax	18.2%	11.4%	7.4%
Permanent differences	-2.0%	0.5%	-3.6%
True-ups and other	0.8%	-6.3%	9.2%
Canada statutory rate addition	-4.2%	-4.0%	-8.3%
Change in valuation allowance	-39.3%	-28.1%	-31.2%
Total	0.0%	0.0%	0.0%

The Company follows a comprehensive model for recognizing, measuring, presenting, and disclosing uncertain tax positions taken or expected to be taken on a tax return. Tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

20.	Commitments

Under the terms of its operating leases for offices and equipment, the Company is committed to minimum annual lease payments as follows:

Lease Payments

2021	49
2022	1
2023 and after	-

50

Principal payments required under debt agreements are as follows:

Principal Payments

2021	497
2022	3,031
2023	5,487
2024	4,326

13,341

21.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $11.6 million at risk on December 31, 2020 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2020.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2020

(expressed in thousands of U.S. dollars unless otherwise indicated)

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of December 31, 2020, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.3 million, and the current portion of notes payable of $0.5 million.

On May 15, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or senior and subordinated debt securities. The registration statement became effective May 27, 2020 for a three-year period.  In August 2020, we utilized the registration statement for a $4.68 million registered direct offering (see note 13) and in February 2021, we utilized the registration statement for a $15.2 million underwritten public offering (see note 22).

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (formerly, B. Riley FBR, Inc.), under which we may, from time to time, issue and sell common shares at market prices on the NYSE American LLC through the Agent for aggregate sales proceeds of up to $10,000,000. The Sales Agreement replaces the prior At Market Issuance Sales Agreement entered by the Company on May 27, 2016, as amended. In 2020 Q4, we utilized the Sales Agreement and received gross proceeds of $0.1 million.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the years ended December 31, 2020, 2019, or 2018. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

22.	Subsequent Event

On February 4, 2021, the Company closed an underwritten public offering of 14,722,200 common shares and accompanying warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The warrants will have an exercise price of $1.35 per whole common share and will expire three years from the date of issuance. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by Ur-Energy.

