Form 10-Q
period 2021-03-31
UR-ENERGY INC
filed 2021-05-07
CIK 1375205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Non-accelerated filer	☑
Accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of May 5, 2021, there were 189,389,100 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant reduced-level production operations at Lost Creek; (ii) the timing to determine future development and construction priorities at Lost Creek and Shirley Basin, and the ability to readily and cost-effectively ramp-up production operations when market and other conditions warrant, and the life of mine and production results for each project; (iii) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (iv) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and as may be advantageous to the Company; (v) the impacts of COVID 19 on our business, operations, and financial liquidity, and the impacts of the pandemic directly and indirectly on the uranium market; (vi) resolution of the continuing challenges within the uranium market, including supply and demand projections; (vii) the timing and impact of implementation of the national uranium reserve program and the Company’s role in the program; (viii) timing for implementation of other recommendations made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production, and whether the Biden Administration will incorporate nuclear energy and domestic production of uranium into its climate change initiatives; (ix) whether cost-savings measures which have been implemented will be sufficient to support our operations and avoid dilution to our shareholders; and (x) the level of loan forgiveness to be obtained for our loans under the Small Business Administration Paycheck Protection Program. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 26, 2021.

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

Canadian standards, including NI 43-101, differ significantly from the requirements of the U.S. Securities and Exchange Commission (“SEC”), and resource information contained in this Form 10-Q may not be comparable to similar information disclosed by U.S. companies. In particular, the term “resources” does not equate to the term “reserves.” Under SEC Industry Guide 7, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. SEC Industry Guide 7 does not define and the SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources,” “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies except in rare cases. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in-place tonnage and grade without reference to unit measures. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that report in accordance with U.S. standards.

NI 43-101 Review of Technical Information: Michael Mellin, Ur-Energy / Lost Creek Mine Geologist, Certified P.Geo., and Qualified Person as defined by NI 43-101, reviewed and approved the technical information contained in this Form 10-Q.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Unaudited Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated finacial statements)

	Note	March 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	3	17,595	4,268
Accounts receivable		2	-
Prepaid expenses		610	814
Total current assets		18,207	5,082

Non-current assets
Non-current portion of inventory	4	7,860	7,814
Restricted cash	5	7,860	7,859
Mineral properties	6	38,675	39,184
Capital assets	7	21,428	21,891
Total non-current assets		75,823	76,748
Total assets		94,030	81,830

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	8	2,439	2,320
Current portion of notes payable	9	761	459
Current portion of warrant liability	11	1,979	729
Environmental remediation accrual		76	76
Total current liabilities		5,255	3,584

Non-current liabilities
Notes payable	9	12,430	12,720
Lease liability		33	50
Asset retirement obligations	10	30,088	29,965
Warrant liability	11	6,095	1,415
Total non-current liabilities		48,646	44,150

Shareholders' equity
Share capital	12	203,037	189,620
Contributed surplus		20,715	20,946
Accumulated other comprehensive income		3,926	3,707
Accumulated deficit		(187,549)	(180,177)
Total shareholders' equity		40,129	34,096
Total liabilities and shareholders' equity		94,030	81,830

Ur-Energy Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated finacial statements)

		Three months ended
		March 31,
	Note	2021	2020

Sales	13	-	1,370
Cost of sales	14	(1,673)	(3,105)
Gross profit (loss)		(1,673)	(1,735)

Operating costs	15	(1,812)	(2,062)
Profit (loss) from operations		(3,485)	(3,797)

Net interest expense		(189)	(132)
Warrant liability mark to market gain (loss)	11	(3,404)	273
Foreign exchange gain (loss)		(296)	15
Other income (expense)		2	-
Net income (loss)		(7,372)	(3,641)

Foreign currency translation adjustment		219	27
Comprehensive income (loss)		(7,153)	(3,614)

Income (loss) per common share:
Basic		(0.04)	(0.02)
Diluted		(0.04)	(0.02)

Weighted average common shares:
Basic		181,892,848	160,478,059
Diluted		181,892,848	160,478,059

Ur-Energy Inc.
Unaudited Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated finacial statements)

						Accumulated
Three months ended						Other
March 31,		Share Capital			Contributed	Comprehensive	Accumulated	Shareholders'
2020	Note	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

December 31, 2019		160,478,059	185,754	-	20,317	3,654	(165,392)	44,333

Stock compensation		-	-	-	234	-	-	234
Comprehensive income (loss)		-	-	-	-	27	(3,641)	(3,614)

March 31, 2020		160,478,059	185,754	-	20,551	3,681	(169,033)	40,953

						Accumulated
Three months ended						Other
March 31,		Share Capital			Contributed	Comprehensive	Accumulated	Shareholders'
2021	Note	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity
December 31, 2020		170,253,752	189,620	-	20,946	3,707	(180,177)	34,096

Exercise of stock options	12	1,723,818	1,540	-	(462)	-	-	1,078
Exercise of warrants	12	481,000	551	-	-	-	-	551
Shares issued for cash	12	16,930,530	15,068	169	-	-	-	15,237
Less amount assigned to warrant liablity	11 & 12	-	(2,435)	(169)	-	-	-	(2,604)
Less share issue costs	12	-	(1,307)	-	-	-	-	(1,307)
Stock compensation		-	-	-	231	-	-	231
Comprehensive income (loss)		-	-	-	-	219	(7,372)	(7,153)

March 31, 2021		189,389,100	203,037	-	20,715	3,926	(187,549)	40,129

Ur-Energy Inc.
Unaudited Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated finacial statements)

		Three months ended
		March 31,
	Note	2021	2020

Cash provided by (used for):

Operating activities
Net income (loss) for the year		(7,372)	(3,641)

Items not affecting cash:
Stock based compensation		231	234
Net realizable value adjustments		1,673	2,282
Amortization of mineral properties		509	657
Depreciation of capital assets		446	454
Accretion expense		123	145
Amortization of deferred loan costs		12	17
Provision for reclamation		-	3
Mark to market loss (gain)		3,404	(273)
Unrealized foreign exchange loss (gain)		296	(15)
Accounts receivable		(2)	16
Inventory		(1,719)	(2,189)
Prepaid expenses		204	111
Accounts payable and accrued liabilities		119	74
		(2,076)	(2,125)

Investing activities
Decrease (increase) in bonding and other deposits		-	(5)
Purchase of capital assets		-	(18)
		-	(23)

Financing activities
Issuance of common shares and warrants for cash	12	15,237	-
Share issue costs	12	(1,307)	-
Proceeds from exercise of warrants and stock options		1,439	-
		15,369	-

Effects of foreign exchange rate changes on cash		35	(10)

Increase (decrease) in cash, cash equivalents, and restricted cash		13,328	(2,158)
Beginning cash, cash equivalents, and restricted cash		12,127	15,215
Ending cash, cash equivalents, and restricted cash	16	25,455	13,057

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an Exploration Stage mining company, as defined by United States Securities and Exchange Commission (“SEC”). The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located primarily in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013.

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

2.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These unaudited consolidated financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2020. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these unaudited consolidated financial statements.

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalent	March 31, 2021	December 31, 2020

Cash on deposit	16,406	852
Money market funds	1,189	3,416
	17,595	4,268

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

4.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	March 31, 2021	December 31, 2020

Plant inventory	-	463
Conversion facility inventory	7,860	7,351
	7,860	7,814

Inventory by Duration	March 31, 2021	December 31, 2020

Non-current portion of inventory	7,860	7,814
	7,860	7,814

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $1,673 and $2,282 for the three months ended March 31, 2021 and 2020, respectively.

5.	Restricted Cash

Restricted Cash	March 31, 2021	December 31, 2020

Cash pledged for reclamation	7,860	7,859
	7,860	7,859

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $27.8 million of coverage towards reclamation obligations are collateralized by the restricted cash.

6.	Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
Mineral Properties	Property	Mines	Properties	Total

December 31, 2020	6,276	19,730	13,178	39,184

Depletion and amortization	(509)	-	-	(509)
March 31, 2021	5,767	19,730	13,178	38,675

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
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

7.	Capital Assets

The Company’s capital assets consist of the following:

	March 31, 2021			December 31, 2020
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,381)	69	3,450	(3,369)	81
Enclosures	33,008	(12,248)	20,760	33,008	(11,834)	21,174
Machinery and equipment	1,446	(902)	544	1,446	(885)	561
Furniture and fixtures	119	(119)	-	119	(119)	-
Information technology	1,123	(1,102)	21	1,123	(1,098)	25
Right of use assets	109	(75)	34	165	(115)	50
	39,255	(17,827)	21,428	39,311	(17,420)	21,891

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	March 31, 2021	December 31, 2020

Accounts payable	376	396
Accrued payroll liabilities	1,743	1,767
Accrued severance, ad valorem, and other taxes payable	320	157
	2,439	2,320

9.	Notes Payable

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

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments are scheduled to resume on October 1, 2022 and the last payment will be due on October 1, 2024.

On April 16, 2020, we obtained two Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount was $0.9 million.

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

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

For any portion of the loans that is not forgiven, the program provides for an initial deferral of payments based upon the timing of a borrower’s application for forgiveness and SBA’s action on the application up to a maximum of ten months after the use and forgiveness covered period ends (July 30, 2021). Any remaining amount owing on the loans has a two-year maturity (April 16, 2022), unless renegotiated with the lender for up to a five-year term, with an interest rate of one percent per annum. We anticipate the loans will meet the requirements for forgiveness under this program. In December 2020, we applied for loan forgiveness with the BOKF. The BOKF, after reviewing the loan forgiveness applications, submitted them to the SBA for approval in March 2021. We have not yet received loan forgiveness approval and therefore continue to treat the PPP loans as debt.

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	March 31, 2021	December 31, 2020

Current
Small Business Administration PPP Loans	804	502
State Bond Loan	-	-
Deferred financing costs	(43)	(43)
	761	459

Long-term
Small Business Administration PPP Loans	98	398
State Bond Loan	12,441	12,441
Deferred financing costs	(109)	(119)
	12,430	12,720

The schedule of remaining payments on outstanding debt as of March 31, 2021 is presented below.

Remaining Payments	Total	2021	2022	2023	2024	Final payment

SBA PPP Loans
Principal	902	499	403	-	-	Apr-2022
Interest	15	9	6	-	-

State Bond Loan
Principal	12,441	-	2,628	5,487	4,326	Oct-2024
Interest	1,806	537	697	447	125

Total	15,164	1,045	3,734	5,934	4,451

10.	Asset Retirement Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek mine and Pathfinder projects and are equal to the current estimated reclamation cost escalated at an inflation rate and then discounted at credit adjusted risk-free rates ranging from 0.33% to 7.25%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2020	29,965

Change in estimated reclamation costs	-
Accretion expense	123

March 31, 2021	30,088

The restricted cash discussed in note 5 relates to the surety bonds provided to the governmental agencies for these obligations.

11.	Warrant Liabilities

In September 2018, we issued 13,062,878 warrants as part of an underwritten public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. The warrants expire in September 2021.

In August 2020, we issued 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $0.75 per full share. The warrants expire in August 2022.

In February 2021, we issued 16,930,530 warrants as part of an underwritten public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.35 per full share. The warrants expire in February 2024.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability created, and adjusted quarterly, is calculated using the Black-Scholes technique described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income for the period.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

The Company’s warrant liabilities consist of the following:

	Sep-2018	Aug-2020	Feb-2021
Warrant Liability Activity	Warrants	Warrants	Warrants	Total

December 31, 2020	729	1,415	-	2,144

Warrants issued	-	-	2,604	2,604
Warrants exercised	-	(190)	-	(190)
Mark to market revaluation loss (gain)	1,228	926	1,250	3,404
Effects for foreign exchange rate changes	22	24	66	112

March 31, 2021	1,979	2,175	3,920	8,074

	Sep-2018	Aug-2020	Feb-2021
Warrant Liability Duration	Warrants	Warrants	Warrants	Total

Current portion of warrant liability	1,979	-	-	1,979
Warrant liability	-	2,175	3,920	6,095

March 31, 2021	1,979	2,175	3,920	8,074

The fair value of the warrant liabilities at March 31, 2021 was determined using the Black-Scholes model with the following assumptions:

	Sep-2018	Aug-2020	Feb-2021
Black-Scholes Assumptions at March 31, 2021	Warrants	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%	0.0%
Expected life (years)	0.5	1.3	2.8
Expected volatility	93.7%	83.7%	73.4%
Risk free rate	0.2%	0.2%	0.4%
Expected dividend rate	0.0%	0.0%	0.0%
Exercise price	$1.00	$0.75	$1.35
Market price	$1.10	$1.10	$1.10

12.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 189,389,100 shares and 170,253,752 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

On February 4, 2021, the Company closed an underwritten public offering of 14,722,200 common shares and accompanying warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The warrants will have an exercise price of $1.35 per whole common share and will expire three years from the date of issuance. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million.

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

Activity with respect to stock options is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price

December 31, 2020	11,910,424	$0.61

Exercised	(1,723,818)	0.64
Forfeited	(219,055)	0.56

March 31, 2021	9,967,551	$0.62

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $1.1 million from options exercised in the three months ended March 31, 2021. No options were exercised in the three months ended March 31, 2020.

Stock-based compensation expense from stock options was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was approximately $1.0 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.1 years under the Option Plan.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2021, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$	#		$
0.58	1,084,470	0.7	562,753	1,084,470	0.7	562,753	2021-12-16
0.58	200,000	1.4	103,784	200,000	1.4	103,784	2022-09-07
0.72	1,541,751	1.7	591,416	1,541,751	1.7	591,416	2022-12-15
0.61	200,000	2.0	97,416	200,000	2.0	97,416	2023-03-30
0.74	834,240	2.4	300,093	532,584	2.4	191,581	2023-08-20
0.72	726,674	2.7	272,968	477,562	2.7	179,391	2023-12-14
0.63	2,555,926	3.6	1,204,250	851,978	3.6	401,418	2024-11-05
0.50	2,824,490	4.6	1,690,514	-	-	-	2025-11-13

0.62	9,967,551	3.0	4,823,194	4,888,345	2.0	2,127,759

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the three months ended March 31, 2021 (approximately US$1.10), that would have been received by the option holders had they exercised their options on that date. There were 9,967,551 in-the-money stock options outstanding and 4,888,345 in-the-money stock options exercisable as of March 31, 2021.

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Option Fair Value Assumptions	2020	2019	2018	2017	2016

Expected forfeiture rate	6.1%	6.2%	5.8% - 6.0%	5.3% - 6.0%	6.2%
Expected life (years)	3.9	3.7	3.7 - 3.8	3.7	3.7
Expected volatility	63.2%	58.6%	54.6% - 55.0%	56.0% - 57.0%	57.0%
Risk free rate	0.4%	1.6%	1.9% - 2.1%	1.0% - 1.6%	1.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$0.30	$0.35	$0.33 - $0.39	$0.32 - $0.44	$0.31

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The RSU Plan was approved by our shareholders most recently on May 2, 2019.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one Common Share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

		Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value

December 31, 2020	1,404,962	$0.54

Forfeited	(59,843)	$0.58

March 31, 2021	1,345,119	$0.56

Stock-based compensation expense from RSUs was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was approximately $0.4 million unamortized stock-based compensation expense related to the RSU Plan. The expenses are expected to be recognized over the remaining weighted-average vesting perios of 1.1 years under the RSU Plan.

As of March 31, 2021, outstanding RSUs are as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date

638,989	0.6	702,888	2021-11-05
706,130	1.6	776,743	2022-11-13

1,345,119	1.1	1,479,631

The fair value of restricted share units on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2020	2019

Expected forfeiture rate	4.2%	4.8%
Grant date fair value (CAD$)	$0.63	$0.79

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrants

In September 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share. In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 of our Common Shares at $0.75 per full share. In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our Common Shares at $1.35 per full share.

The following represents warrant activity during the period ended March 31, 2021:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price
	#	#

December 31, 2020	22,062,878	11,031,439	0.90

Issued	16,930,530	8,465,265	1.35
Exercised	(962,000)	(481,000)	0.75
Expired	-	-	-

March 31, 2021	38,031,408	19,015,704	1.10

We received $0.4 million from warrants exercised in the three months ended March 31, 2021. No warrants were exercised in the three months ended March 31, 2020.

As of March 31, 2021, outstanding warrants are as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry

1.00	13,062,878	0.5	653,144	2021-09-25
0.75	8,038,000	1.3	1,406,650	2022-08-04
1.35	16,930,530	2.8	-	2024-02-04

1.10	38,031,408	1.7	2,059,794

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the warrants on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Warrant Fair Value Assumptions	2021	2020	2019	2018

Expected forfeiture rate	0.0%	0.0%	-	0.0%
Expected life (years)	3.0	2.0	-	3.0
Expected volatility	69.3%	71.2%	-	55.2%
Risk free rate	0.2%	0.2%	-	2.2%
Expected dividend rate	0.0%	0.0%	-	0.0%
Black-Scholes value (CAD$)	$0.39	$0.26	$0.00	$0.34

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

13.	Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales.

Revenue consists of:

	Three months ended
	March 31,
	2021		2020
Revenue Summary	$	%	$	%

Sales of purchased inventory
Company A	-	0.0%	1,370	100.0%
	-	0.0%	1,370	100.0%

14.	Cost of Sales

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

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

Cost of sales consists of the following:

	Three months ended
	March 31,
Cost of Sales	2021	2020

Cost of product sales	-	823
Lower of cost or NRV adjustments	1,673	2,282

	1,673	3,105

15.	Operating Costs

Operating expenses include exploration and evaluation expense, development expense, General and Administration (“G&A”) expense, and mineral property write-offs. Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to properties that have reached the permitting or operations stage and include costs associated with exploring, delineating, and permitting a property. Once permitted, development expense also includes the costs associated with the construction and development of the permitted property that are otherwise not eligible to be capitalized. G&A expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs.

Operating costs consist of the following:

	Three months ended
	March 31,
Operating Costs	2021	2020

Exploration and evaluation	463	391
Development	132	273
General and administration	1,094	1,253
Accretion	123	145

	1,812	2,062

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements March 31, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

16.	Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	March 31, 2021	December 31, 2020

Cash and cash equivalents	17,595	4,268
Restricted cash	7,860	7,859

	25,455	12,127

Interest expense paid was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

17.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $25.0 million at risk on March 31, 2021 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2021.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of March 31, 2021, the current Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.4 million, and the current portion of notes payable of $0.8 million.

As of March 31, 2021, we had $17.6 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in 2021, unless market conditions change sufficiently to warrant its sale.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the three months ended March 31, 2021. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage mining company, as that term is defined by the SEC. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S. We are operating our first in situ recovery uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

Ur-Energy has one wholly-owned subsidiary, Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated February 26, 2021.

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

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and anticipated under current licensing to process up to 1.2 million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical design capacity and is licensed to process 2.2 million pounds of U3O8 annually, which provides additional capacity, of up to one million pounds U3O8, to process material from other sources. We expect that the Lost Creek processing facility may be utilized to process captured U3O8 from our Shirley Basin Project. However, the Shirley Basin permit and license allow for the the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

COVID-19 and SBA Paycheck Protection Program

During the quarter, physical gathering and other restrictions continued at various levels in Wyoming and Colorado. As COVID-19 restrictions have changed, we have adapted accordingly. We continue to monitor State, Federal and public health guidance as it evolves. Our staff experienced no further cases of COVID-19 during Q1.

In response to the COVID-19 pandemic, Congress enacted the CARES Act on March 27, 2020, which created the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”). As an eligible borrower under the program, we secured two loans, one for each of our subsidiaries with U.S. payroll obligations. The combined loan amount of $0.9 million was received on April 16, 2020. We have applied for forgiveness of the full amount of the loans under the current provisions of the program, and we anticipate the loans will meet the requirements for full forgiveness. See note 9 to the Unaudited Consolidated Financial Statements and discussion below under Liquidity and Capital Resources.

Uranium Reserve and Uranium Market

Having persevered through many years of suppressed low pricing, including the threats to overall market stability created by foreign state-sponsored producers, U.S. uranium miners have seen signs in Q1 there may be increasing support in Washington for the industry. The Biden Administration is prioritizing climate change initiatives and its leaders have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. The U.S. Department of Energy is working to implement the new national uranium reserve which was established in December 2020 with initial funding of $75 million for FY2021.

Supply-demand fundamentals continue to strengthen with projections for sustained growth of global nuclear power in coming years through traditional uses and the construction of advanced reactors of various types. Growing numbers of countries are making commitments to net-zero emissions, which will likely require nuclear energy to meet such objectives.

Equity Financing

On February 4, 2021, we closed an underwritten public offering of 14,722,200 common shares and accompanying one-half common share warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The warrants have an exercise price of $1.35 per whole common share and will expire three years from the date of issuance. We also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms, which was exercised in full prior to closing. Including the exercised option, we issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million. See note 12 to the Unaudited Consolidated Financial Statements and discussion below under Liquidity and Capital Resources.

Mineral Rights and Properties

We have 12 U.S. uranium properties. Ten of our uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 36,000 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Our Shirley Basin Project, also in Wyoming, comprises more than 3,700 Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in the Gas Hills Mine District, Wyoming. Our Excel gold project holds approximately 2,400 acres of mining claims in the Excelsior Mountains of Mineral County, Nevada.

Lost Creek Property

During the quarter, we maintained reduced production operations at Lost Creek while we await the implementation of the national uranium reserve, further relief pursuant to the recommendations of the United States Nuclear Fuel Working Group (the “Working Group”) and further positive developments in the uranium markets. The reduced production levels have allowed us to make further operating cost reductions at Lost Creek, while continuing to conduct preventative maintenance and optimize processes in preparation for ramp up to full production rates. These preparations include advanced planning for anticipated drilling and production well installation in our fully permitted Mine Unit 2 ("MU2").

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014 in order to include recovery from the uranium resource in the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project. During Q1, the Wyoming Uranium Recovery Program (“URP”) approved the amendment to the Lost Creek source material license to include recovery from these areas. This license approval grants the Company access to six planned mine units in addition to the already licensed three mine units at Lost Creek. The approval also increases the license limit for annual plant production to 2.2 million pounds U3O8 which includes wellfield production of up to 1.2 million pounds U3O8 and toll processing up to one million pounds U3O8.

The BLM previously completed its review and granted approval for this expansion at Lost Creek. The Wyoming Department of Environmental Quality, Land Quality Division, continues its review of the application for amendment to the permit to mine. We anticipate that the permit to mine amendment to recover uranium in the LC East Project will be complete in 2021 H2.

Shirley Basin Project

Subsequent to quarter-end, the State of Wyoming and the EPA completed their respective reviews of our Shirley Basin Project and issued the source material license, permit to mine, and aquifer exemption for the project. These three approvals represent the final major permits required to begin construction of the Shirley Basin project. We received BLM final approval of the project, following its NEPA review process, in April 2020.

The Company plans three relatively shallow mining units at the project, where we have the option to either build out a complete processing plant with drying facilities or a satellite plant with the ability to send loaded ion exchange resin to Lost Creek for processing. The Shirley Basin processing facility throughput shall not exceed an average daily flow rate equivalent to 6,000 gallons per minute or a maximum instantaneous flow rate of 6,500 gallons per minute, excluding restoration flow. The annual production of dried yellowcake (U3O8) from wellfield production and toll processing of loaded resin or yellowcake slurry shall not exceed 2M pounds equivalent of dried U3O8 product. Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. The project is construction ready, since delineation and exploration drilling were completed historically. Additionally, all wellfield, pipeline and header house layouts are finalized. We anticipate up to nine years production at the site.

Results of Operations

The following table provides information on our production and ending inventory of U3O8 pounds.

Reconciliation of Non-GAAP measures with US GAAP financial statement presentation

The U3O8 and cost per pound measures included in the following table do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance.

U3O8 Production and Ending Inventory

	Unit	2020-Q1	2020-Q2	2020-Q3	2020-Q4	2021-Q1

U3O8 Production

Pounds captured	lb	4,113	4,119	2,503	54	49
Pounds drummed	lb	1,433	2,892	4,926	6,622	-
Pounds shipped	lb	-	-	-	-	15,873
Pounds purchased	lb	33,000	167,000	-	-	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	8,304	9,267	6,901	303	318
Plant inventory	lb	1,433	4,326	9,251	15,873	-
Conversion inventory - produced	lb	219,802	219,802	219,735	219,735	235,608
Conversion inventory - purchased	lb	48,750	48,750	48,750	48,750	48,750
	lb	278,289	282,145	284,637	284,661	284,676

Value
In-process inventory	$000	$-	$-	$-	$-	$-
Plant inventory	$000	$42	$138	$268	$463	$-
Conversion inventory - produced	$000	$6,082	$6,079	$6,083	$6,083	$6,592
Conversion inventory - purchased	$000	$1,209	$1,268	$1,268	$1,268	$1,268
	$000	$7,333	$7,485	$7,619	$7,814	$7,860

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-	$-
Plant inventory	$/lb	$29.31	$31.90	$28.97	$29.17	$-
Conversion inventory - produced	$/lb	$27.67	$27.66	$27.68	$27.68	$27.98
Conversion inventory - purchased	$/lb	$24.80	$26.01	$26.01	$26.01	$26.01
	$/lb	$26.35	$26.53	$26.77	$27.45	$27.61

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.75	$0.75	$0.75	$0.75	$0.67
Cash cost	$/lb	$17.49	$17.48	$17.50	$17.50	$17.28
Non-cash cost	$/lb	$9.43	$9.43	$9.43	$9.43	$10.03
	$/lb	$27.67	$27.66	$27.68	$27.68	$27.98

During 2020, we took steps to reduce production operations at Lost Creek and adjust to the continued depressed state of the uranium markets while we awaited the recommended relief from the Working Group and further positive developments in the uranium markets. As a result, production rates at Lost Creek declined significantly during the year. Pounds captured decreased nearly 80 percent during the year and will remain low until a decision to ramp up is made.

As of March 31, 2021, we had approximately 284,358 pounds of U3O8 at the conversion facility including 235,608 produced pounds at an average cost per pound of $27.98, and 48,750 purchased pounds at an average cost of $26.01 per pound. In January 2021, we shipped approximately 15,873 pounds of U3O8 to the conversion facility.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table summarizes the results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020	Change

Sales	-	1,370	(1,370)
Cost of sales	(1,673)	(3,105)	1,432
Gross profit (loss)	(1,673)	(1,735)	62

Operating costs	(1,812)	(2,062)	250
Profit (loss) from operations	(3,485)	(3,797)	312

Net interest expense	(189)	(132)	(57)
Warrant mark to market gain	(3,404)	273	(3,677)
Foreign exchange gain (loss)	(296)	15	(311)
Other income (expense)	2	-	2
Net income (loss)	(7,372)	(3,641)	(3,731)

Foreign currency translation adjustment	219	27	192
Comprehensive income (loss)	(7,153)	(3,614)	(3,539)

Income (loss) per common share:
Basic	(0.04)	(0.02)	(0.02)
Diluted	(0.04)	(0.02)	(0.02)

U3O8 pounds sold	-	33,000	(33,000)

U3O8 price per pounds sold	-	41.52	(41.52)

U3O8 cost per pounds sold	-	24.94	(24.94)

U3O8 gross profit per pounds sold	-	16.58	(16.58)

Sales

There were no sales in the first quarter of 2021 and we do not anticipate making any sales in 2021 at this time. We sold 33,000 pounds of U3O8 during the three months ended March 31, 2020 at an average price of $41.52 per pound. The sales were all into term contracts using purchased pounds.

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

In the three months ended March 31, 2021, cost of sales per the financial statements included $1.7 million in lower of cost or NRV adjustments. With production rates held to these intentionally lower levels, virtually all production costs during 2021 will be charged to cost of sales as NRV adjustments. In the three months ended March 31, 2020, cost of sales per the financial statements included $2.3 million in lower of cost or NRV adjustments.

All sales in 2020 Q1 were from purchased product. The weighted average purchase price was $24.94 per pound.

Gross Profit

The gross loss per the financial statements in 2021 Q1 was $1.7 million. As there were no U3O8 sales during the quarter, the loss was composed of NRV adjustments. The gross loss per the financial statements for the three months ended March 31, 2020 was $1.7 million. Excluding the $2.3 million of NRV adjustments in 2020 Q1, which included a significant portion of cash production costs, the U3O8 gross profit was $0.5 million for quarter, which represents a gross profit margin of approximately 40%.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
Operating Costs	2021	2020

Exploration and evaluation	463	391
Development	132	273
General and administration	1,094	1,253
Accretion	123	145

	1,812	2,062

Total operating costs in 2021 Q1 and 2020 Q1 were $1.8 million and $2.1 million, respectively. The decrease in 2021 was primarily related to lower labor costs. In 2020, after considering uranium market conditions, and other factors including worldwide economic conditions and market reactions to COVID-19, we implemented a reduction in force, which accounted for the lower labor costs in 2021.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $0.1 million increase in 2021 Q1 was primarily due to exploration activities on the Excel gold project in Nevada and slightly higher labor costs, partially offset by savings realized from relocating the Casper operations office to a smaller, less expensive, office building.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage, and Lucky Mc, which is near the end of reclamation at the historic mine site. The $0.1 million decrease in 2021 Q1 primarily related to lower labor costs and lower permitting costs at Shirley Basin.

General and administration expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs. The $0.2 million decrease in 2021 Q1 was primarily related to lower labor and outside service fees.

Other Income and Expenses

Net interest expense increased slightly in 2021 Q1 because of lower interest income received from restricted cash deposit accounts as compared to 2020 Q1.

The warrant mark to market decreased from a gain of $0.3 million in 2020 Q1 to a loss of $3.4 million in 2021 Q1. As a part of the September 2018 underwritten public offering, the August 2020 registered direct offering, and the February 2021 underwritten public offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. entity is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and revalued quarterly, using the Black-Scholes technique as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period. During 2021 Q1, the Company’s stock price, volatility, and other factors used in the Black-Scholes calculation rose significantly, leading to a significant increase in the warrant liability and a corresponding mark to market loss.

As a result of the February 2021 underwritten public offering, the Company received approximately $13.9 million in net proceeds from the offering. Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s USD bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. During 2021 Q1, the foreign exchange loss was primarily due to the revaluation of the entity’s USD bank account.

Earnings (loss) per Common Share

The basic and diluted loss per common share for 2021 Q1 and 2020 Q1 were $0.04 and $0.02, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

Cash and cash equivalents increased $13.3 million from the December 31, 2020 balance of $4.3 million to $17.6 million as of March 31, 2021. Cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. During 2021 Q1, we used $2.1 million for operating activities, had no investing activities, and generated $15.4 million from financing activities.

Operating activities used $2.1 million of cash in 2021. We spent $0.8 million on production related cash costs, operating costs consumed $1.4 million of cash and we paid $0.2 million in interest payments on our state bond loan. Working capital and other items generated approximately $0.3 million of cash.

There were no investing activities during 2021 Q1.

Financing activities provided $15.4 million of cash in 2021 Q1. As described below, on February 4, 2021, we closed a $15.2 million underwritten public offering. After share issue costs, we received net proceeds of nearly $14.0 million. During 2021 Q1, we also received $1.4 million from the exercise of warrants and stock options.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of March 31, 2021, the balance of the State Bond Loan was $12.4 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments are scheduled to resume on October 1, 2022 and the last payment will be due on October 1, 2024.

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

Under the SBA PPP loan program, as modified by the Flexibility Act, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. We anticipate the loans will meet the requirements for forgiveness under this program. In December 2020, we applied for loan forgiveness with the BOKF. The BOKF, after reviewing the loan forgiveness applications, submitted them to the SBA for approval in March 2021. We have not yet received loan forgiveness approval and therefore continue to treat the PPP loans as debt.

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

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (formerly, B. Riley FBR, Inc.), under which we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agent for aggregate sales proceeds of up to $10,000,000. The Sales Agreement replaces the prior At Market Issuance Sales Agreement entered by the Company on May 27, 2016, as amended. In 2020 Q4, we utilized the Sales Agreement and received gross proceeds of $0.1 million. We have not utilized the facility in 2021.

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

2021 Underwritten Public Offering

The Company closed on February 4, 2021 a $15.2 million underwritten public offering of 16,930,530 common shares and accompanying one-half common share warrants to purchase up to 8,465,265 common shares, at a combined public offering price of $0.90 per common share and accompanying one-half common share warrant. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million.

Liquidity Outlook

As of May 5, 2021, our unrestricted cash position was $15.8 million.

In addition to our cash position, our finished, ready-to-sell, conversion facility inventory, worth $8.6 million at recent spot prices, is immediately realizable, if necessary. After completing the 2021 underwritten public offering discussed above, we do not anticipate selling our existing finished-product inventory in 2021 at spot market prices. As discussed below, we currently intend to preserve our U.S. origin pounds for possible delivery into the U.S. uranium reserve program, which has been signed into law but not yet implemented.

Looking Ahead

Recognition of nuclear power’s role in achieving net-zero carbon emissions goals has resulted in a renewed interest in the uranium sector. The Paris Climate Agreement calls for net-zero carbon emissions by 2050 and the U.S. has rejoined the agreement under the Biden Administration, which is demonstrating support for the nuclear industry.

In February 2021, we raised gross proceeds of $15.2 million through an underwritten public offering. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million. Our current cash position as of May 5, 2021, is $15.8 million. In addition to our strong cash position, we have nearly 285,000 pounds of finished, ready-to-sell inventory, worth $8.6 million at recent spot prices. The financing provides us with adequate funds to maintain and enhance operational readiness, for possible future acquisitions, and for general working capital purposes, including the preservation of our existing inventory for higher prices.

In addition to the restructuring of the State Bond Loan, we implemented Company-wide cost-saving measures during 2020. Together, the restructuring and cost-saving measures are estimated to exceed $7 million and $4 million in calendar years 2021 and 2022, respectively.

In 2021, our technical and operational staff will continue to optimize processes and refine production plans to strengthen our operational readiness at the fully permitted Lost Creek mine and plant. After recent receipt of an approved license amendment, the Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come. We remain prepared to expand uranium production at Lost Creek to an annualized run rate of up to 1.2 million pounds. A ramp-up of production at Lost Creek would initially include further development work in the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Property Preliminary Economic Assessment, as amended.

Our long-tenured operational and professional staff have significant levels of experience and adaptability which will allow for an easier transition back to full operations. Lost Creek operations can increase to full production rates in as little as six months following a go decision, simply by developing additional header houses within the fully permitted MU2. Development expenses during this six-month ramp up period are estimated to be approximately $14 million and are almost entirely related to MU2 drilling and header house construction costs. We are prepared to ramp up and to deliver our Lost Creek production inventory to the new national uranium reserve.

Additionally, with all major permits and authorizations for our Shirley Basin Project now in hand, we stand ready to construct at the mine site when market conditions warrant. We estimate up to nine years production at the project based upon the mineral resources reported in the Shirley Basin Preliminary Economic Assessment.

We will continue to closely monitor the uranium market and any actions or remedies resulting from the U.S. Nuclear Fuel Working Group’s report, the implementation of the uranium reserve program, or any further legislative actions, which may positively impact the uranium production industry. Until such time, we will continue to minimize costs and maximize the ‘runway’ to maintain our current operations and the operational readiness needed to ramp-up production when called upon.

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

Outstanding Share Data

As of May 5, 2021, we had outstanding 189,389,100 Common Shares and 9,967,551 options to acquire Common Shares.

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

Currency risk

At March 31, 2021, we maintained a balance of approximately $1.6 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $30.25 per pound as of May 5, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2021 from those risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

None.

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

UR -ENERGY INC.

Date: May 7, 2021	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

