Form 10-Q
period 2021-06-30
UR-ENERGY INC
filed 2021-08-03
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10758 West Centennial Road, Suite 200
Littleton, Colorado 80127
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 720-981-4588

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common stock	URG (NYSE American); URE (TSX)	NYSE American; TSX

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of July 28, 2021, there were 195,407,043 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant reduced-level production operations at Lost Creek; (ii) the timing to determine future development and construction priorities at Lost Creek and Shirley Basin, and the ability to ramp-up and transition to full or other warranted production levels in a timely and cost-effective manner when market and other conditions warrant; (iii) life of mine, costs and production results for each project; (iv) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (v) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and as may be advantageous to the Company; (vi) the impacts of COVID 19 on our business, operations, and financial liquidity, and the impacts of the pandemic directly and indirectly on the uranium market; (vii) resolution of the continuing challenges within the uranium market, including supply and demand projections; (viii) the timing and impact of implementation of the national uranium reserve program and the Company’s role in the program; (ix) timing for implementation of other recommendations made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production, and whether the Biden Administration will incorporate nuclear energy and domestic production of uranium into its climate change initiatives; (x) whether the proposed transaction of certain non-core assets will be completed, on what terms and timing; and (xi) whether our financing activities and cost-savings measures which we have implemented will be sufficient to support our operations and for what period of time, including whether we will sell any of our existing inventory in 2021. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 26, 2021.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Unaudited Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	June 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	3	21,491	4,268
Accounts receivable		5	-
Prepaid expenses		1,060	814
Assets held for sale	4	2,413	-
Total current assets		24,969	5,082

Non-current assets
Non-current portion of inventory	5	7,922	7,814
Restricted cash	6	7,860	7,859
Mineral properties	7	35,754	39,184
Capital assets	8	21,004	21,891
Total non-current assets		72,540	76,748
Total assets		97,509	81,830

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	2,680	2,320
Current portion of notes payable	10	-	459
Current portion of warrant liability	12	2,146	729
Environmental remediation accrual		76	76
Liabilities associated with assets held for sale	4	875	-
Total current liabilities		5,777	3,584

Non-current liabilities
Notes payable	10	12,300	12,720
Lease liability		16	50
Asset retirement obligations	11	29,336	29,965
Warrant liability	12	8,486	1,415
Total non-current liabilities		50,138	44,150

Shareholders' equity
Share capital	13	211,128	189,620
Contributed surplus		20,934	20,946
Accumulated other comprehensive income		3,960	3,707
Accumulated deficit		(194,428)	(180,177)
Total shareholders' equity		41,594	34,096
Total liabilities and shareholders' equity		97,509	81,830

Ur-Energy Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2021	2020	2021	2020

Sales	14	7	6,934	7	8,304
Cost of sales	15	(1,835)	(6,517)	(3,508)	(9,622)
Gross profit (loss)		(1,828)	417	(3,501)	(1,318)

Operating costs	16	(2,777)	(2,227)	(4,589)	(4,289)
Profit (loss) from operations		(4,605)	(1,810)	(8,090)	(5,607)

Net interest expense		(187)	(195)	(376)	(327)
Warrant liability mark to market gain (loss)	12	(2,920)	(231)	(6,324)	42
Foreign exchange gain (loss)		(71)	(8)	(367)	7
Other income (expense)	10	904	17	906	17
Net income (loss)		(6,879)	(2,227)	(14,251)	(5,868)

Foreign currency translation adjustment		34	4	253	31
Comprehensive income (loss)		(6,845)	(2,223)	(13,998)	(5,837)

Income (loss) per common share:
Basic		(0.04)	(0.02)	(0.08)	(0.04)
Diluted		(0.04)	(0.02)	(0.08)	(0.04)

Weighted average common shares:
Basic		190,240,544	160,478,059	186,089,756	160,478,059
Diluted		190,240,544	160,478,059	186,089,756	160,478,059

Ur-Energy Inc.
Unaudited Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

						Accumulated
Six months ended						Other
June 30,		Share Capital			Contributed	Comprehensive	Accumulated	Shareholders'
2020	Note	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

December 31, 2019		160,478,059	185,754	-	20,317	3,654	(165,392)	44,333

Stock compensation		-	-	-	234	-	-	234
Comprehensive income (loss)		-	-	-	-	27	(3,641)	(3,614)

March 31, 2020		160,478,059	185,754	-	20,551	3,681	(169,033)	40,953

Stock compensation		-	-	-	230	-	-	230
Comprehensive income (loss)		-	-	-	-	4	(2,227)	(2,223)
June 30, 2020		160,478,059	185,754	-	20,781	3,685	(171,260)	38,960

						Accumulated
Six months ended						Other
June 30,		Share Capital			Contributed	Comprehensive	Accumulated	Shareholders'
2021	Note	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

December 31, 2020		170,253,752	189,620	-	20,946	3,707	(180,177)	34,096

Exercise of stock options	13	1,723,818	1,540	-	(462)	-	-	1,078
Exercise of warrants	13	481,000	551	-	-	-	-	551
Shares issued for cash	13	16,930,530	15,068	169	-	-	-	15,237
Less amount assigned to warrant liablity	12 & 13	-	(2,435)	(169)	-	-	-	(2,604)
Less share issue costs	13	-	(1,307)	-	-	-	-	(1,307)
Stock compensation		-	-	-	231	-	-	231
Comprehensive income (loss)		-	-	-	-	219	(7,372)	(7,153)

March 31, 2021		189,389,100	203,037	-	20,715	3,926	(187,549)	40,129

Exercise of stock options	13	160,000	134	-	(40)	-	-	94
Exercise of warrants	13	825,637	1,245	-	-	-	-	1,245
Shares issued for cash	13	4,423,368	6,930	-	-	-	-	6,930
Less share issue costs	13	-	(218)	-	-	-	-	(218)
Stock compensation		-	-	-	259	-	-	259
Comprehensive income (loss)		-	-	-	-	34	(6,879)	(6,845)

June 30, 2021		194,798,105	211,128	-	20,934	3,960	(194,428)	41,594

Ur-Energy Inc.
Unaudited Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Six months ended
		June 30,
	Note	2021	2020
Cash provided by (used for):

Operating activities
Net income (loss) for the year		(14,251)	(5,868)

Items not affecting cash:
Stock based compensation		490	464
Net realizable value adjustments		3,508	4,456
Amortization of mineral properties		1,017	1,254
Depreciation of capital assets		892	910
Accretion expense		246	288
Amortization of deferred loan costs		24	35
Gain on loan forgiveness		(903)	-
Provision for reclamation		-	3
Mark to market loss (gain)		6,324	(42)
Gain on sale of assets		-	(16)
Unrealized foreign exchange loss (gain)		369	(7)
Accounts receivable		(5)	14
Inventory		(3,616)	(4,515)
Prepaid expenses		(246)	(67)
Accounts payable and accrued liabilities		360	36
		(5,791)	(3,055)

Investing activities
Decrease (increase) in bonding and other deposits		-	(5)
Proceeds from sale of capital assets		-	18
Purchase of capital assets		(39)	(34)
		(39)	(21)

Financing activities
Issuance of common shares and warrants for cash	13	22,167	-
Share issue costs	13	(1,525)	-
Proceeds from exercise of warrants and stock options		2,359	-
Proceeds from debt financing	10	-	893
		23,001	893

Effects of foreign exchange rate changes on cash		53	(2)

Increase (decrease) in cash, cash equivalents, and restricted cash		17,224	(2,185)
Beginning cash, cash equivalents, and restricted cash		12,127	15,215
Ending cash, cash equivalents, and restricted cash	17	29,351	13,030

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:
Cash and cash equivalent	June 30, 2021	December 31, 2020

Cash on deposit	10,034	852
Money market funds	11,457	3,416
	21,491	4,268

4.	Assets Held for Sale

A non-core, unpermitted, non-operating property held by Pathfinder Mines Corporation is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost and asset retirement obligation as shown in the table below have accordingly been reclassified as assets held for sale and liabilities associated with assets held for sale, respectively, as of June 30, 2021.

Assets and liabilities held for sale	June 30, 2021	December 31, 2020

Assets held for sale
Mineral properties	2,413	-

Liabilities associated with assets held for sale
Asset retirement obligations	875	-
Net assets held for sale	1,538	-

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	June 30, 2021	December 31, 2020

Plant inventory	-	463
Conversion facility inventory	7,922	7,351
	7,922	7,814

Inventory by Duration	June 30, 2021	December 31, 2020

Non-current portion of inventory	7,922	7,814
	7,922	7,814

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $3,508 and $7,802 for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

6.	Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	June 30, 2021	December 31, 2020

Cash pledged for reclamation	7,860	7,859
	7,860	7,859

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $27.8 million of coverage towards reclamation obligations are collateralized by the restricted cash

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.	Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
Mineral Properties	Property	Mines	Properties	Total

December 31, 2020	6,276	19,730	13,178	39,184

Reclassify assets held for sale (note 4)	-	(2,413)	-	(2,413)
Depletion and amortization	(1,017)	-	-	(1,017)
June 30, 2021	5,259	17,317	13,178	35,754

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in December 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration. A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale (see note 4).

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.	Capital Assets

The Company’s capital assets consist of the following:

	June 30, 2021			December 31, 2020
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,392)	58	3,450	(3,369)	81
Enclosures	33,008	(12,661)	20,347	33,008	(11,834)	21,174
Machinery and equipment	1,448	(918)	530	1,446	(885)	561
Furniture and fixtures	119	(119)	-	119	(119)	-
Information technology	1,160	(1,107)	53	1,123	(1,098)	25
Right of use assets	109	(93)	16	165	(115)	50
	39,294	(18,290)	21,004	39,311	(17,420)	21,891

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	June 30, 2021	December 31, 2020

Accounts payable	652	396
Accrued payroll liabilities	1,829	1,767
Accrued severance, ad valorem, and other taxes payable	199	157
	2,680	2,320

10.	Notes Payable

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

On April 16, 2020, we obtained two Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress March 27, 2020 in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount was $0.9 million.

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) became law. The Flexibility Act changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, would be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. To have the full amount of the loans forgiven, the following requirements must be met within that period, and be sufficiently documented in the application for forgiveness:

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

For any portion of the loans that is not forgiven, the program provides for an initial deferral of payments based upon the timing of a borrower’s application for forgiveness and SBA’s action on the application up to a maximum of ten months after the use and forgiveness covered period ends (July 30, 2021). In December 2020, we applied for loan forgiveness with the BOKF. The BOKF, after reviewing the loan forgiveness applications, submitted them to the SBA for approval. The Company received notifications in Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the three-months ended June 30, 2021 and a $903 thousand gain on debt forgiveness was recognized in other income.

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	June 30, 2021	December 31, 2020

Current
Small Business Administration PPP Loans	-	502
State Bond Loan	-	-
Deferred financing costs	-	(43)
	-	459

Long-term
Small Business Administration PPP Loans	-	398
State Bond Loan	12,441	12,441
Deferred financing costs	(141)	(119)
	12,300	12,720

The schedule of remaining payments on outstanding debt as of June 30, 2021 is presented below.

Remaining Payments	Total	2021	2022	2023	2024	Final payment

State Bond Loan
Principal	12,441	-	2,628	5,487	4,326	Oct-2024
Interest	1,627	358	697	447	125

Total	14,068	358	3,325	5,934	4,451

11.	Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Pathfinder projects and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 7.25%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2020	29,965

Reclassify liabilities associated with assets held for sale (note 4)	(875)
Accretion expense	246

June 30, 2021	29,336

The restricted cash discussed in note 6 relates to the surety bonds provided to the governmental agencies for these obligations.

A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale (see note 4).

12.	Warrant Liability

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

The Company’s warrant liabilities consist of the following:

	Sep-2018	Aug-2020	Feb-2021
Warrant Liability Activity	Warrants	Warrants	Warrants	Total

December 31, 2020	729	1,415	-	2,144

Warrants issued	-	-	2,604	2,604
Warrants exercised	(419)	(190)	-	(609)
Mark to market revaluation loss (gain)	1,792	1,670	2,862	6,324
Effects for foreign exchange rate changes	44	38	87	169

June 30, 2021	2,146	2,933	5,553	10,632

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

	Sep-2018	Aug-2020	Feb-2021
Warrant Liability Duration	Warrants	Warrants	Warrants	Total

Current portion of warrant liability	2,146	-	-	2,146
Warrant liability	-	2,933	5,553	8,486

June 30, 2021	2,146	2,933	5,553	10,632

The fair value of the warrant liabilities on June 30, 2021 was determined using the Black-Scholes model with the following assumptions:

	Sep-2018	Aug-2020	Feb-2021
Black-Scholes Assumptions at June 30, 2021	Warrants	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%	0.0%
Expected life (years)	0.2	1.1	2.6
Expected volatility	72.3%	78.1%	75.6%
Risk free rate	0.4%	0.4%	0.6%
Expected dividend rate	0.0%	0.0%	0.0%
Exercise price	$1.00	$0.75	$1.35
Market price	$1.41	$1.41	$1.41

13.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 194,798,105 shares and 170,253,752 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company’s stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on May 7, 2020. Eligible participants under the Option Plan include directors, officers, employees, and consultants of the Company. Under the terms of the Option Plan, grants of options will vest over a three-year period: 33.3% on the first anniversary, 33.3% on the second anniversary, and 33.4% on the third anniversary of the grant. The term of the options is five years.

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price

December 31, 2020	11,910,424	$0.61

Exercised	(1,883,818)	0.63
Forfeited	(219,055)	0.56

June 30, 2021	9,807,551	$0.62

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $1.2 million from options exercised in the six months ended June 30, 2021. No options were exercised in the six months ended June 30, 2020.

Stock-based compensation expense from stock options was $0.3 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was approximately $0.8 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 1.9 years under the Option Plan.

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2021, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$	#		$
0.59	924,470	0.5	749,981	924,470	0.5	749,981	2021-12-16
0.59	200,000	1.2	162,251	200,000	1.2	162,251	2022-09-07
0.73	1,541,751	1.5	1,039,371	1,541,751	1.5	1,039,371	2022-12-15
0.62	200,000	1.7	155,799	200,000	1.7	155,799	2023-03-30
0.75	834,240	2.1	542,218	532,584	2.1	346,156	2023-08-20
0.73	726,674	2.5	484,027	477,562	2.5	318,097	2023-12-14
0.64	2,555,926	3.4	1,949,826	851,978	3.4	649,944	2024-11-05
0.51	2,824,490	4.4	2,519,177	-	-	-	2025-11-13

0.62	9,807,551	2.8	7,602,650	4,728,345	1.8	3,421,599

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the six months ended June 30, 2021 (approximately US$1.40), that would have been received by the option holders had they exercised their options on that date. There were 9,807,551 in-the-money stock options outstanding and 4,728,345 in-the-money stock options exercisable as of June 30, 2021.

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Option Fair Value Assumptions	2020	2019	2018	2017	2016

Expected forfeiture rate	6.1%	6.2%	5.8% - 6.0%	5.3% - 6.0%	5.6%
Expected life (years)	3.9	3.7	3.7 - 3.8	3.7	3.7
Expected volatility	63.2%	58.6%	53.8% - 55.0%	56.0% - 57.5%	56.8%
Risk free rate	0.4%	1.6%	1.9% -2.1%	1.0% - 1.6%	1.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$0.30	$0.35	$0.33 - $0.39	$0.32 - $0.44	$0.31

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”), as subsequently amended. The RSU Plan was approved by our shareholders most recently on May 2, 2019. Amendments to the RSU Plan were approved by our shareholders on June 3, 2021, and the plan is now known as the Restricted Share Unit and Equity Incentive Plan (the “RSU&EI Plan”).

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one Common Share, for no additional consideration, for each RSU held.

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

		Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value
	#	$
December 31, 2020	1,404,962	$0.54

Forfeited	(59,843)	$0.56

June 30, 2021	1,345,119	$0.57

Stock-based compensation expense from RSUs was $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was approximately $0.3 million unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.1 years under the RSU&EI Plan.

As of June 30, 2021, outstanding RSUs are as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$
638,989	0.4	894,585	2021-11-05
706,130	1.4	988,582	2022-11-13

1,345,119	0.9	1,883,167

The fair value of restricted share units on their respective grant dates was determined using the Intrinsic Value Method with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2020	2019

Expected forfeiture rate	4.2%	4.8%
Grant date fair value (CAD$)	$0.63	$0.79

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

The following represents warrant activity during the period ended June 30, 2021:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price
	#	#	$

December 31, 2020	22,062,878	11,031,439	0.90

Issued	16,930,530	8,465,265	1.35
Exercised	(2,613,274)	(1,306,637)	0.91

June 30, 2021	36,380,134	18,190,067	1.11

We received $1.2 million from warrants exercised in the six months ended June 30, 2021. No warrants were exercised in the six months ended June 30, 2020.

As of June 30, 2021, outstanding warrants are as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$
1.00	11,411,604	0.2	2,282,321	2021-09-25
0.75	8,038,000	1.1	2,612,350	2022-08-04
1.35	16,930,530	2.6	423,263	2024-02-04

1.11	36,380,134	1.5	5,317,934

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the warrants on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Warrant Fair Value Assumptions	2021	2020	2018

Expected forfeiture rate	0.0%	0.0%	0.0%
Expected life (years)	3.0	2.0	3.0
Expected volatility	69.3%	71.2%	55.2%
Risk free rate	0.2%	0.2%	2.2%
Expected dividend rate	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$0.39	$0.26	$0.32

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

14.	Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. Revenue consists of:

	Six months ended
	June 30,
	2021		2020
Revenue Summary	$	%	$	%

Sales of purchased inventory
Company A	-	0.0%	8,300	100.0%
Total product sales	-	0.0%	8,300	100.0%

Disposal fee income	7	100.0%	4	0.0%

	7	100.0%	8,304	100.0%

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

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

Cost of sales consists of the following:

	Six months ended
	June 30,
Cost of Sales	2021	2020

Cost of product sales	-	5,166
Lower of cost or NRV adjustments	3,508	4,456

	3,508	9,622

16.	Operating Costs

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

Operating costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
Operating Costs	2021	2020	2021	2020

Exploration and evaluation	693	554	1,156	945
Development	333	343	465	616
General and administration	1,628	1,185	2,722	2,439
Accretion	123	145	246	289

	2,777	2,227	4,589	4,289

Ur-Energy Inc.

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

17.	Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	June 30, 2021	December 31, 2020

Cash and cash equivalents	21,491	4,268
Restricted cash	7,860	7,859

	29,351	12,127

Interest expense paid was $0.2 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense paid was $0.4 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

18.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $28.8 million at risk on June 30, 2021 should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2021.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of June 30, 2021, the current Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.7 million.

As of June 30, 2021, we had $21.5 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in 2021, unless market conditions change sufficiently to warrant its sale.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the three months ended June 30, 2021. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations and provides information through July 28, 2021. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and anticipated under current licensing to process up to 1.2 million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical design capacity and is licensed to process 2.2 million pounds of U3O8 annually, which provides additional capacity, of up to one million pounds U3O8, to process material from other sources. We expect that the Lost Creek processing facility may be utilized to process captured U3O8 from our Shirley Basin Project. However, the Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

COVID-19 and SBA Paycheck Protection Program

During the quarter, we have adapted accordingly to continuing changes in COVID-19 related restrictions and guidance. We continue to monitor State, Federal and public health guidance as it evolves. Following one case of COVID-19 among our staff in 2020 Q4, staff have experienced no further cases of COVID-19.

In response to the COVID-19 pandemic, Congress enacted the CARES Act on March 27, 2020, which created the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”). As an eligible borrower under the program, we secured two loans, one for each of our subsidiaries with U.S. payroll obligations. The combined loan amount of $0.9 million was received on April 16, 2020.

We applied for forgiveness of the full amount of the two loans under the program and, during 2021 Q2, we received notices that our applications had been approved. Both loans were fully forgiven. See note 10 to the accompanying Unaudited Consolidated Financial Statements.

Uranium Market Update

The Biden Administration is prioritizing climate change initiatives and has expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which would support nuclear energy and the nuclear fuel cycle industries.

The U.S. Department of Energy continues its work to implement the new national uranium reserve which was established in December 2020.

During the quarter, Wyoming Governor Mark Gordon, together with TerraPower and PacifiCorp power company, announced the selection of Wyoming for the launch of an advanced modular nuclear reactor demonstration project.

Supply-demand fundamentals continue to strengthen with projections for sustained growth of global nuclear power in coming years through traditional uses and the construction of advanced reactors of various types. Additionally, growing numbers of countries are making commitments to net-zero emissions, which will likely require nuclear energy to meet such objectives.

Russell Index

The Company joined the Russell 3000® Index at the conclusion of the 2021 Russell indexes annual reconstitution, effective after the U.S. market opened on June 28, 2021. Annual Russell indexes reconstitution captures the 4,000 largest U.S. stocks as of May 7, ranking them by total market capitalization. Membership in the U.S. all-cap Russell 3000® Index, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® Index or small-cap Russell 2000® Index as well as the appropriate growth and value style indexes. FTSE Russell determines membership for its Russell indexes primarily by objective, market-capitalization rankings and style attributes.

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

Lost Creek Property

Lost Creek continues to operate at reduced production levels while we await the implementation of the national uranium reserve, further relief pursuant to the recommendations of the United States Nuclear Fuel Working Group (the “Working Group”) and additional positive developments in the uranium markets. The reduced production operations have allowed us to sustain operating cost reductions at Lost Creek, while continuing to conduct preventative maintenance and optimize processes in preparation for ramp up to full production rates. These preparations include advanced planning for anticipated drilling and production well installation in our fully permitted Mine Unit 2 (“MU2”).

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

The BLM previously completed its review and granted approval for this expansion at Lost Creek. The Wyoming Department of Environmental Quality, Land Quality Division, continues its review of the application for amendment to the Lost Creek permit to mine which will add the LC East and KM mine units. We anticipate that the Land Quality Division review will be complete in 2021.

Shirley Basin Project

As previously disclosed, during Q2 the State of Wyoming and the EPA completed their respective reviews of our Shirley Basin Project and issued the source material license, permit to mine, and aquifer exemption for the project. These three approvals represent the final major permits required to begin construction of the Shirley Basin Project. We received BLM final approval of the project, following its NEPA review process, in 2020.

The Company plans three relatively shallow mining units at the project, where we have the option to build out a complete processing plant with drying facilities or a satellite plant with the ability to send loaded ion exchange resin to Lost Creek for processing. As approved, the Shirley Basin processing facility is allowed to recover up to one million pounds U3O8 annually from the wellfield. The annual production of U3O8 from wellfield production and toll processing of loaded resin or yellowcake slurry will not exceed two million pounds equivalent of dried U3O8 product.

Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Because delineation and exploration drilling were completed historically, the project is construction ready. All wellfield, pipeline and header house layouts are finalized and additional, minor on-the-ground preparations have been initiated in 2021 Q3. We anticipate up to nine years production at the site.

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

U3O8 Production and Ending Inventory

	Unit	2020 Q3	2020 Q4	2021 Q1	2021 Q2	2021-06 YTD

U3O8 Production

Pounds captured	lb	2,503	54	49	58	107
Pounds drummed	lb	4,926	6,622	-	-	-
Pounds shipped	lb	-	-	15,873	-	15,873
Pounds purchased	lb	-	-	-	-	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	6,901	303	318	365
Plant inventory	lb	9,251	15,873	-	-
Conversion inventory - produced	lb	219,735	219,735	235,608	267,617
Conversion inventory - purchased	lb	48,750	48,750	48,750	16,741
	lb	284,637	284,661	284,676	284,723

Value
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$268	$463	$-	$-
Conversion inventory - produced	$000	$6,083	$6,083	$6,592	$7,487
Conversion inventory - purchased	$000	$1,268	$1,268	$1,268	$435
	$000	$7,619	$7,814	$7,860	$7,922

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$28.97	$29.17	$-	$-
Conversion inventory - produced	$/lb	$27.68	$27.68	$27.98	$27.98
Conversion inventory - purchased	$/lb	$26.01	$26.01	$26.01	$25.98
	$/lb	$26.77	$27.45	$27.61	$27.82

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.75	$0.75	$0.67	$0.59
Cash cost	$/lb	$17.50	$17.50	$17.28	$18.56
Non-cash cost	$/lb	$9.43	$9.43	$10.03	$8.83
	$/lb	$27.68	$27.68	$27.98	$27.98

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

As of June 30, we had approximately 284,358 pounds of U3O8 at the conversion facility including 267,617 produced pounds at an average cost per pound of $27.98, and 16,741 purchased pounds at an average cost of $25.98 per pound. In April 2021, we exchanged purchased U3O8 in our inventory for an equal number of pounds of U3O8 with a trader who held Lost Creek origin pounds pursuant to an earlier agreement.

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

The following table summarizes the results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended
	June 30,
	2021	2020	Change

Sales	7	6,934	(6,927)
Cost of sales	(1,835)	(6,517)	4,682
Gross profit (loss)	(1,828)	417	(2,245)

Operating costs	(2,777)	(2,227)	(550)
Profit (loss) from operations	(4,605)	(1,810)	(2,795)

Net interest expense	(187)	(195)	8
Warrant mark to market gain	(2,920)	(231)	(2,689)
Foreign exchange gain (loss)	(71)	(8)	(63)
Other income (expense)	904	17	887
Net income (loss)	(6,879)	(2,227)	(4,652)

Foreign currency translation adjustment	34	4	30
Comprehensive income (loss)	(6,845)	(2,223)	(4,622)

Income (loss) per common share:
Basic	(0.04)	(0.02)	(0.02)
Diluted	(0.04)	(0.02)	(0.02)

U3O8 pounds sold	-	167,000	(167,000)

U3O8 price per pounds sold	-	41.50	(41.50)

U3O8 cost per pounds sold	-	26.01	(26.01)

U3O8 gross profit per pounds sold	-	15.49	(15.49)

The following table summarizes the results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change

Sales	7	8,304	(8,297)
Cost of sales	(3,508)	(9,622)	6,114
Gross profit (loss)	(3,501)	(1,318)	(2,183)

Operating costs	(4,589)	(4,289)	(300)
Profit (loss) from operations	(8,090)	(5,607)	(2,483)

Net interest expense	(376)	(327)	(49)
Warrant mark to market gain	(6,324)	42	(6,366)
Foreign exchange gain (loss)	(367)	7	(374)
Other income (expense)	906	17	889
Net income (loss)	(14,251)	(5,868)	(8,383)

Foreign currency translation adjustment	253	31	222
Comprehensive income (loss)	(13,998)	(5,837)	(8,161)

Income (loss) per common share:
Basic	(0.08)	(0.04)	(0.04)
Diluted	(0.08)	(0.04)	(0.04)

U3O8 pounds sold	-	200,000	(200,000)

U3O8 price per pounds sold	-	41.50	(41.50)

U3O8 cost per pounds sold	-	25.83	(25.83)

U3O8 gross profit per pounds sold	-	15.67	(15.67)

Sales

There were no sales in the first six months of 2021 and we do not anticipate making any sales in 2021. We sold 167,000 and 200,000 pounds of U3O8 during the three and six months ended June 30, 2020, respectively, for an average price of $41.50 per pound. The sales were all into term contracts using purchased pounds.

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

In the three months and six months ended June 30, 2021, cost of sales per the financial statements included $1.8 million and $3.5 million, respectively, in lower of cost or NRV adjustments. With production rates held to these intentionally lower levels, virtually all production costs during 2021 will be charged to cost of sales as NRV adjustments. In the three and six months ended June 30, 2020, cost of sales per the financial statements included $2.2 million and $4.5 million, respectively, in lower of cost or NRV adjustments.

All sales in 2020 were from purchased product. The weighted average purchase price was $26.01 and $25.83 for the three and six months, respectively, per pound.

Gross Profit

The gross loss per the financial statements for the three and six months ended June 30, 2021 was $1.8 million and $3.5 million, respectively. As there were no U3O8 sales during the six months ended June 30, 2021, the losses were composed of NRV adjustments. The gross profit (loss) per the financial statements for the three and six months ended June 30, 2020 was a profit of $0.4 million and a loss of $1.3 million, respectively. Excluding the lower of cost or NRV adjustments, the U3O8 gross profit was $2.6 million and $3.1 million for the three and six months, respectively, which represents gross profit margins of approximately 37 percent and 38 percent.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
Operating Costs	2021	2020	2021	2020

Exploration and evaluation	693	554	1,156	945
Development	333	343	465	616
General and administration	1,628	1,185	2,722	2,439
Accretion	123	145	246	289

	2,777	2,227	4,589	4,289

Total operating costs for the three and six months ended June 30, 2021 were $2.8 million and $4.6 million, respectively. Total operating expenses for the three and six months ended June 30, 2020 were $2.2 million and $4.3 million, respectively. The increase in 2021 was primarily related to the payment of bonuses in Q2. There were no bonuses paid in 2020.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $0.1 million and $0.2 million increases in the three and six months ended June 30, 2021 were primarily due to the bonus payments in Q2 and exploration activities on the Excel gold project in Nevada, partially offset by savings realized from labor reductions and relocating the Casper operations office to a smaller, less expensive, office building.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage, and Lucky Mc, which is near the end of reclamation at the historic mine site. The $0.2 million year to date decrease in 2021 primarily related to lower development labor costs at Lost Creek partially offset by higher permitting costs at Shirley Basin.

General and administration expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs. The $0.4 million and $0.3 million increases in the three and six months ended June 30, 2021 were primarily related to the bonus payments in Q2, partially offset by savings realized from labor reduction.

Other Income and Expenses

Net interest expense increased slightly in 2021 because of lower interest income received from restricted cash deposit accounts as compared to 2020.

The warrant mark to market loss increased from $0.2 million in 2020 Q2 to a loss of $2.9 million in 2021 Q2. For the six months ended June 30, 2021 the loss increased $6.4 million from the same period in 2020. As a part of the September 2018 underwritten public offering, the August 2020 registered direct offering, and the February 2021 underwritten public offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. entity is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued quarterly, using the Black-Scholes technique as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period. During 2021, the Company’s stock price, volatility, and other factors used in the Black-Scholes calculation rose significantly, leading to a significant increase in the warrant liability and corresponding mark to market losses.

As a result of the February 2021 underwritten public offering, the Company received approximately $13.9 million in net proceeds from the offering. Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s USD bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. For the six months ended June 30, 2021, the foreign exchange loss was primarily due to the revaluation of the entity’s USD bank account.

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the BOKF. Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, would be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. In December 2020, we applied for loan forgiveness with the BOKF. The BOKF, after reviewing the loan forgiveness applications, submitted them to the SBA for approval. The Company received notifications in Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the three-months ended June 30, 2021 and a $903 thousand gain on debt forgiveness was recognized in other income.

Earnings (loss) per Common Share

The basic and diluted loss per common share for the three and six months ended June 30, 2021 was $0.04 and $0.08, respectively. For 2020, the losses per share were $0.02 and $0.04, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

Cash and cash equivalents increased $17.2 million from the December 31, 2020 balance of $4.3 million to $21.5 million as of June 30, 2021. Cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. During the six months ended June, 30, 2021 we used $5.8 million for operating activities, had minimal investing activities, and generated $23.0 million from financing activities.

Operating activities used $5.8 million of cash in 2021. We spent $1.7 million on production related cash costs, operating costs consumed $3.8 million of cash and we paid $0.3 million in interest payments on our state bond loan.

Investing activities used less than $0.1 million during the period.

Financing activities provided $23.0 million of cash in 2021. As described below, on February 4, 2021, we closed a $15.2 million underwritten public offering. After share issue costs, we received net proceeds of $13.9 million. During 2021, we have received net proceeds of $6.7 million through our At Market facility. We also received $2.4 million from the exercise of warrants and stock options.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of June 30, 2021, the balance of the State Bond Loan was $12.4 million.

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

Under the PPP, as modified by the Flexibility Act, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. In December 2020, we applied for loan forgiveness with the BOKF. After reviewing the loan forgiveness applications, BOKF submitted them to the SBA for approval. The Company received notifications in Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the three-months ended June 30, 2021 and a $903 thousand gain on debt forgiveness was recognized in other income.

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

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (formerly, B. Riley FBR, Inc.). On June 7, 2021, we amended and restated the Sales Agreement to include Cantor Fitzgerald & Co. as a co-agent. Under the Sales Agreement, as amended, we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agents for aggregate sales proceeds of up to $50 million.

In 2021 Q2, we utilized the Sales Agreement for gross proceeds of $6.9 million. In 2020 Q4, we utilized the Sales Agreement and received gross proceeds of $0.1 million.

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

Liquidity Outlook

As of July 28, 2021, our unrestricted cash position was $20.8 million.

In addition to our cash position, our finished, ready-to-sell, conversion facility inventory, worth $9.2 million at recent spot prices, is immediately realizable, if necessary. After completing the financing activities discussed above, we do not anticipate selling our existing finished-product inventory in 2021 at spot market prices. As discussed below, we currently intend to preserve our U.S. origin pounds for possible delivery into the U.S. uranium reserve program, which has been signed into law but not yet implemented.

Looking Ahead

International recognition of nuclear power’s role in achieving net-zero carbon emissions goals has resulted in a renewed interest in the uranium sector in 2021. The Paris Climate Agreement calls for net-zero carbon emissions by 2050 and the U.S. has rejoined the agreement under the Biden Administration, which continues to demonstrate support for the nuclear industry.

In February 2021, we raised gross proceeds of $15.2 million through an underwritten public offering. After fees and expenses of $1.3 million, net proceeds to the Company were $13.9 million.  Our current cash position as of July 28, 2021, is $20.8 million. In addition to our strong cash position, we have nearly 285,000 pounds of finished, U.S. produced inventory, worth $9.2 million at recent spot prices. Our financial position provides us with adequate funds to maintain and enhance operational readiness at Lost Creek, as well as preserve our existing inventory for higher prices.

We continue to optimize processes and refine production plans to strengthen our operational readiness at the fully permitted Lost Creek mine and plant. After recent receipt of an approved license amendment, the Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come. We remain prepared to expand uranium production at Lost Creek to an annualized run rate of up to 1.2 million pounds. A ramp-up of production at Lost Creek would initially include further development work in the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Property Preliminary Economic Assessment, as amended.

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

Proposed Transactions

A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost and asset retirement obligation are shown in note 4 to the accompanying Unaudited Consolidated Financial Statements.

Other than the proposed transaction, as is typical of the mineral exploration, development and mining industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

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

Outstanding Share Data

As of July 28, 2021, we had outstanding 195,407,043 Common Shares and 9,807,551 options to acquire Common Shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments as a result of fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Financial instruments that expose the Company to interest rate risk are its cash equivalents, deposits, restricted cash and debt financing. Our objectives for managing our cash and cash equivalents are to maintain sufficient funds on hand at all times to meet day-to-day requirements and to place any amounts which are considered in excess of day-to-day requirements on short-term deposit with the Company’s financial institutions so that they earn interest.

Currency risk

At June 30, 2021, we maintained a balance of approximately C$1.3 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $32.40 per pound as of July 28, 2021.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this MD&A, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended June 30, 2021 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: August 3, 2021	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2021	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

