Form 10-Q
period 2021-09-30
UR-ENERGY INC
filed 2021-11-01
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

As of October 27, 2021, there were 210,820,732 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as “expect,” “anticipate,” “estimate,” “believe,” “may,” “potential,” “intends,” “plans” and other similar expressions or statements that an action, event or result “may,” “could” or “should” be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant reduced-level production operations at Lost Creek; (ii) the timing for completion of ongoing development and to determine future development and construction priorities at Lost Creek and Shirley Basin; (iii) the ability to ramp-up and transition to full or other warranted production levels in a timely and cost-effective manner when market and other conditions warrant; (iv) life of mine, costs and production results for each project; (v) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vi) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and as may be advantageous to the Company; (vii) the impacts of COVID‑19 on our business, operations, and financial liquidity, and the impacts of the pandemic directly and indirectly on the uranium market; (viii) resolution of the continuing challenges within the uranium market, including supply and demand projections; (ix) the size and sustainability of impacts on the uranium market of recent physical funds and other depositories for purchases of uranium inventories; (x) the timing and impact of implementation of the national uranium reserve program and the Company’s role in the program; (xi) timing for implementation of other recommendations made by the United States Nuclear Fuel Working Group for the revival and expansion of domestic nuclear fuel production, and whether the Biden Administration will incorporate nuclear energy and domestic production of uranium into its climate change initiatives; (xii) impacts on the global markets of climate change initiatives of nations and multi-national companies; (xiii) whether the proposed transaction of certain non-core assets will be completed, on what terms and timing; and (xiv) whether our financing activities and cost-savings measures which we have implemented will be sufficient to support our operations and for what period of time. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a “passive foreign investment company” under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated February 26, 2021.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Unaudited Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	September 30, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	3	33,413	4,268
Accounts receivable		15	-
Prepaid expenses		1,195	814
Assets held for sale	4	1,536	-
Total current assets		36,159	5,082

Non-current assets
Non-current portion of inventory	5	7,921	7,814
Restricted cash	6	7,861	7,859
Mineral properties	7	35,193	39,184
Capital assets	8	20,590	21,891
Total non-current assets		71,565	76,748
Total assets		107,724	81,830

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	9	2,178	2,320
Current portion of notes payable	10	-	459
Current portion of warrant liability	12	4,175	729
Environmental remediation accrual		76	76
Total current liabilities		6,429	3,584

Non-current liabilities
Notes payable	10	12,311	12,720
Lease liability		22	50
Asset retirement obligations	11	29,400	29,965
Warrant liability	12	7,677	1,415
Total non-current liabilities		49,410	44,150

Shareholders’ equity
Share capital	13	230,024	189,620
Contributed surplus		21,218	20,946
Accumulated other comprehensive income		4,179	3,707
Accumulated deficit		(203,536)	(180,177)
Total shareholders’ equity		51,885	34,096
Total liabilities and shareholders’ equity		107,724	81,830

Ur-Energy Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2021	2020	2021	2020

Sales	14	9	-	16	8,304
Cost of sales	15	(1,703)	(1,840)	(5,211)	(11,462)
Gross profit (loss)		(1,694)	(1,840)	(5,195)	(3,158)

Operating costs	16	(2,189)	(2,157)	(6,778)	(6,446)
Profit (loss) from operations		(3,883)	(3,997)	(11,973)	(9,604)

Net interest expense		(182)	(195)	(558)	(522)
Warrant liability mark to market gain (loss)	12	(5,060)	550	(11,384)	592
Foreign exchange gain (loss)		15	(53)	(352)	(46)
Other income (expense)	10	2	(1)	908	16
Net income (loss)		(9,108)	(3,696)	(23,359)	(9,564)

Foreign currency translation adjustment		219	36	472	67
Comprehensive income (loss)		(8,889)	(3,660)	(22,887)	(9,497)

Income (loss) per common share:
Basic		(0.04)	(0.02)	(0.12)	(0.06)
Diluted		(0.04)	(0.02)	(0.12)	(0.06)

Weighted average common shares:
Basic		197,205,734	166,130,403	189,835,800	162,375,926
Diluted		197,205,734	166,130,403	189,835,800	162,375,926

Ur-Energy Inc.
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Nine months ended						Accumulated
						Other
September 30,		Share Capital			Contributed	Comprehensive	Accumulated	Shareholders’
2020	Note	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

December 31, 2019		160,478,059	185,754	-	20,317	3,654	(165,392)	44,333

Stock compensation		-	-	-	234	-	-	234
Comprehensive income (loss)		-	-	-	-	27	(3,641)	(3,614)

March 31, 2020		160,478,059	185,754	-	20,551	3,681	(169,033)	40,953

Stock compensation		-	-	-	230	-	-	230
Comprehensive income (loss)		-	-	-	-	4	(2,227)	(2,223)
June 30, 2020		160,478,059	185,754	-	20,781	3,685	(171,260)	38,960

Shares issued for cash	13	9,000,000	4,680	-	-	-	-	4,680
Less amount assigned to warrant liablity			(860)	-	-	-	-	(860)
Less share issue costs			(428)	-	-	-	-	(428)
Redemption of RSUs		189,613	104	-	(149)	-	-	(45)
Stock compensation				-	229	-	-	229
Comprehensive income (loss)		-	-	-	-	36	(3,696)	(3,660)
September 30, 2020		169,667,672	189,250	-	20,861	3,721	(174,956)	38,876

						Accumulated
Nine months ended						Other
September 30,		Share Capital			Contributed	Comprehensive	Accumulated	Shareholders’
2021	Note	Shares	Amount	Warrants	Surplus	Income	Deficit	Equity

December 31, 2020		170,253,752	189,620	-	20,946	3,707	(180,177)	34,096

Exercise of stock options	13	1,723,818	1,540	-	(462)	-	-	1,078
Exercise of warrants	13	481,000	551	-	-	-	-	551
Shares issued for cash	13	16,930,530	15,068	169	-	-	-	15,237
Less amount assigned to warrant liablity	12 & 13	-	(2,435)	(169)	-	-	-	(2,604)
Less share issue costs	13	-	(1,307)	-	-	-	-	(1,307)
Stock compensation		-	-	-	231	-	-	231
Comprehensive income (loss)		-	-	-	-	219	(7,372)	(7,153)

March 31, 2021		189,389,100	203,037	-	20,715	3,926	(187,549)	40,129

Exercise of stock options	13	160,000	134	-	(40)	-	-	94
Exercise of warrants	13	825,637	1,245	-	-	-	-	1,245
Shares issued for cash	13	4,423,368	6,930	-	-	-	-	6,930
Less amount assigned to warrant liablity	11 & 12	-	-	-	-	-	-	-
Less share issue costs	13	-	(218)	-	-	-	-	(218)
Stock compensation		-	-	-	259	-	-	259
Comprehensive income (loss)		-	-	-	-	34	(6,879)	(6,845)

June 30, 2021		194,798,105	211,128	-	20,934	3,960	(194,428)	41,594

Exercise of stock options	13	17,548	16	-	(5)	-	-	11
Shares issued for cash	13	6,026,499	10,112	-	-	-	-	10,112
Less amount assigned to warrant liablity	11 & 12	-	-	-	-	-	-	-
Less share issue costs	13	-	(253)	-	-	-	-	(253)
Stock compensation		-	-	-	289	-	-	289
Comprehensive income (loss)		-	-	-	-	219	(9,108)	(8,889)

September 30, 2021		206,285,975	230,024	-	21,218	4,179	(203,536)	51,885

Ur-Energy Inc.
Unaudited Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Nine months ended
		September 30,
	Note	2021	2020

Cash provided by (used for):

Operating activities
Net income (loss) for the year		(23,754)	(9,564)

Items not affecting cash:
Stock based compensation		779	693
Net realizable value adjustments		5,211	6,296
Amortization of mineral properties		1,525	1,850
Depreciation of capital assets		1,336	1,365
Accretion expense		365	433
Amortization of deferred loan costs		32	58
Gain on loan forgiveness		(900)	-
Provision for reclamation		-	18
Mark to market loss (gain)		11,384	(592)
Gain on sale of assets		-	(16)
Unrealized foreign exchange loss (gain)		350	-
Accounts receivable		(15)	8
Inventory		(5,318)	(6,489)
Prepaid expenses		(381)	(58)
Accounts payable and accrued liabilities		253	154
		(9,133)	(5,844)

Investing activities
Proceeds from sale of capital assets		-	18
Purchase of capital assets		(63)	(38)
		(63)	(20)

Financing activities
Issuance of common shares and warrants for cash	13	32,280	4,680
Share issue costs	13	(1,778)	(429)
Proceeds from exercise of warrants and stock options		7,822	-
RSU redeemed for cash		-	(45)
Proceeds from debt financing	10	-	893
		38,324	5,099

Effects of foreign exchange rate changes on cash		19	50

Increase (decrease) in cash, cash equivalents, and restricted cash		29,147	(715)
Beginning cash, cash equivalents, and restricted cash		12,127	15,215
Ending cash, cash equivalents, and restricted cash	17	41,274	14,500

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004, under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an Exploration Stage mining company, as defined by United States Securities and Exchange Commission (“SEC”). The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located primarily in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013.

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

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalent	September 30, 2021	December 31, 2020

Cash on deposit	22,127	852
Money market funds	11,286	3,416
	33,413	4,268

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

4.	Assets Held for Sale

A non-core, unpermitted, non-operating property held by Pathfinder Mines Corporation is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost as shown in the table below has been reclassified as assets held for sale as of September 30, 2021. There were no liabilities associated with the asset held for sale as of September 30, 2021.

Net assets held for sale	September 30, 2021	December 31, 2020

Assets held for sale
Mineral properties	1,536	-

	1,536	-

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	September 30, 2021	December 31, 2020

Plant inventory	-	463
Conversion facility inventory	7,921	7,351
	7,921	7,814

Inventory by Duration	September 30, 2021	December 31, 2020

Non-current portion of inventory	7,921	7,814
	7,921	7,814

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $5,211 and $7,802 for the nine months ended September 30, 2021, and the year ended December 31, 2020, respectively.

6.	Restricted Cash

The Company’s restricted cash consists of the following:
Restricted Cash	September 30, 2021	December 31, 2020

Cash pledged for reclamation	7,861	7,859
	7,861	7,859

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $27.1 million of coverage towards reclamation obligations are collateralized by the restricted cash.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

7.	Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
Mineral Properties	Property	Mines	Properties	Total

December 31, 2020	6,276	19,730	13,178	39,184

Reclassify assets held for sale (note 4)	-	(1,536)	-	(1,536)
Change in estimated reclamation costs	-	(930)	-	(930)
Depletion and amortization	(1,525)	-	-	(1,525)

September 30, 2021	4,751	17,264	13,178	35,193

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

Pathfinder Mines

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, machinery and equipment, vehicles, office equipment, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration. A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale (see note 4).

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

8.	Capital Assets

The Company’s capital assets consist of the following:

	September 30, 2021			December 31, 2020
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,403)	47	3,450	(3,369)	81
Enclosures	33,008	(13,074)	19,934	33,008	(11,834)	21,174
Machinery and equipment	1,469	(930)	539	1,446	(885)	561
Furniture and fixtures	119	(119)	-	119	(119)	-
Information technology	1,160	(1,113)	47	1,123	(1,098)	25
Right of use assets	36	(13)	23	165	(115)	50
	39,242	(18,652)	20,590	39,311	(17,420)	21,891

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	September 30, 2021	December 31, 2020

Accounts payable	195	396
Accrued payroll liabilities	1,818	1,767
Accrued severance, ad valorem, and other taxes payable	165	157
	2,178	2,320

10.	Notes Payable

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

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments are scheduled to resume on October 1, 2022, and the last payment will be due on October 1, 2024.

On April 16, 2020, we obtained two Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress March 27, 2020, in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount was $0.9 million.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) became law. The Flexibility Act changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, would be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. For any portion of the loans not forgiven, the program provided for an initial deferral of payments based upon the timing of a borrower’s application for forgiveness and SBA’s action on the application up to a maximum of ten months after the use and forgiveness covered period ends (July 30, 2021).

In December 2020, we applied for loan forgiveness with the BOKF. The BOKF, after reviewing the loan forgiveness applications, submitted them to the SBA for approval. The Company received notifications in Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the nine-months ended September 30, 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	September 30, 2021	December 31, 2020

Current
Small Business Administration PPP Loans	-	502
Deferred financing costs	-	(43)
	-	459

Long-term
Small Business Administration PPP Loans	-	398
State Bond Loan	12,441	12,441
Deferred financing costs	(130)	(119)
	12,311	12,720

The schedule of remaining payments on outstanding debt as of September 30, 2021, is presented below.

Remaining Payments	Total	2021	2022	2023	2024	Final payment

State Bond Loan
Principal	12,441	-	2,628	5,487	4,326	Oct-2024
Interest	1,448	179	697	447	125

Total	13,889	179	3,325	5,934	4,451

11.	Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 7.25%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total
December 31, 2020	29,965

Change in estimated reclamation costs	(930)
Accretion expense	365

September 30, 2021	29,400

The restricted cash discussed in note 6 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.
12.	Warrant Liability

In September 2018, we issued 13,062,878 warrants as part of an underwritten public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.00 per full share. The remaining, unexercised warrants expired in September 2021.

In August 2020, we issued 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $0.75 per full share. Any remaining, unexercised warrants will expire in August 2022.

In February 2021, we issued 16,930,530 warrants as part of an underwritten public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.35 per full share. Any remaining, unexercised warrants will expire in February 2024.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability created, and adjusted monthly, is calculated using the Black-Scholes model described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income for the period.

The Company’s warrant liabilities consist of the following:

	Sep-2018	Aug-2020	Feb-2021
Warrant Liability Activity	Warrants	Warrants	Warrants	Total

December 31, 2020	729	1,415	-	2,144

Warrants issued	-	-	2,604	2,604
Warrants exercised	(3,961)	(190)	(26)	(4,177)
Mark to market revaluation loss (gain)	3,227	2,992	5,165	11,384
Effects for foreign exchange rate changes	5	(42)	(66)	(103)

September 30, 2021	-	4,175	7,677	11,852

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

	Aug-2020	Feb-2021
Warrant Liability Duration	Warrants	Warrants	Total

Current portion of warrant liability	4,175	-	4,175
Warrant liability		7,677	7,677

September 30, 2021	4,175	7,677	11,852

The fair value of the warrant liabilities on September 30, 2021, was determined using the Black-Scholes model with the following assumptions:

	Aug-2020	Feb-2021
Black-Scholes Assumptions at September 30, 2021	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.8	2.3
Expected volatility	86.8%	80.0%
Risk free rate	0.5%	0.6%
Expected dividend rate	0.0%	0.0%
Exercise price	$0.75	$1.35
Market price	$1.72	$1.72

13.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 206,285,975 shares and 170,253,752 shares were issued and outstanding as of September 30, 2021, and December 31, 2020, respectively.

On February 4, 2021, the Company closed an underwritten public offering of 14,722,200 common shares and accompanying warrants to purchase up to 7,361,100common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The warrants will have an exercise price of $1.35 per whole common share and will expire three years from the date of issuance. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
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

Activity with respect to stock options is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price
	#	$

December 31, 2020	11,910,424	$0.61

Granted	1,322,164	1.14
Exercised	(1,901,366)	0.63
Forfeited	(219,055)	0.56

September 30, 2021	11,112,167	$0.67

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $1.2 million from options exercised in the nine months ended September 30, 2021. No options were exercised in the nine months ended September 30, 2020.

Stock-based compensation expense from stock options was $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense from stock options was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was approximately $1.3 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.3 years under the Option Plan.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2021, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$	#		$

0.58	924,470	0.2	1,057,891	924,470	0.2	1,057,891	2021-12-16
0.58	200,000	0.9	228,864	200,000	0.9	228,864	2022-09-07
0.71	1,541,751	1.2	1,557,569	1,541,751	1.2	1,557,569	2022-12-15
0.61	200,000	1.5	222,556	200,000	1.5	222,556	2023-03-30
0.73	830,366	1.9	819,241	830,366	1.9	819,241	2023-08-20
0.72	726,674	2.2	728,399	477,562	2.2	478,696	2023-12-14
0.62	2,542,252	3.1	2,788,866	838,304	3.1	919,625	2024-11-05
0.50	2,824,490	4.1	3,454,865	-	-	-	2025-11-13
1.14	1,322,164	4.9	772,694	-	-	-	2026-08-27

0.67	11,112,167	2.9	11,630,945	5,012,453	1.5	5,284,442

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the nine months ended September 30, 2021 (approximately US$1.72), that would have been received by the option holders had they exercised their options on that date. There were 11,112,167 in-the-money stock options outstanding and 5,012,453 in-the-money stock options exercisable as of September 30, 2021.

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Option Fair Value Assumptions	2021	2020	2019	2018	2017	2016

Expected forfeiture rate	6.1%	6.1%	6.2%	5.8% - 6.0%	5.3% - 6.0%	5.6%
Expected life (years)	3.9	3.9	3.7	3.7 - 3.8	3.7	3.7
Expected volatility	69.5%	63.2%	58.6%	53.8% - 55.0%	56.0% - 57.5%	56.8%
Risk free rate	0.7%	0.4%	1.6%	1.9% - 2.1%	1.0% - 1.6%	1.0%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$0.74	$0.30	$0.35	$0.33 - $0.39	$0.32 - $0.44	$0.31

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

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one Common Share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

		Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value
	#	$

December 31, 2020	1,404,962	$0.54

Granted	305,530	$1.14
Forfeited	(59,843)	$0.56

September 30, 2021	1,650,649	$0.66

Stock-based compensation expense from RSUs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.  Stock-based compensation expense from RSUs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was approximately $0.5 million unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.5 years under the RSU&EI Plan.

As of September 30, 2021, outstanding RSUs are as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$

638,989	0.1	1,099,061	2021-11-06
706,130	1.1	1,214,544	2022-11-13
305,530	1.9	525,512	2023-08-27

1,650,649	0.9	2,839,117

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of restricted share units on their respective grant dates was determined using the Intrinsic Value Method with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2021	2020	2019

Expected forfeiture rate	4.4%	4.2%	4.8%
Grant date fair value (CAD$)	$1.44	$0.63	$0.79

Warrants

In September 2018, the Company issued 13,062,878warrants to purchase 6,531,439 of our Common Shares at $1.00 per full share. In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 of our Common Shares at $0.75 per full share. In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265of our Common Shares at $1.35 per full share.

The following represents warrant activity during the period ended September 30, 2021:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price
	#	#	$

December 31, 2020	22,062,878	11,031,439	0.90

Issued	16,930,530	8,465,265	1.35
Exercised	(13,500,920)	(6,750,460)	0.98
Expired	(573,958)	(286,979)	1.00

September 30, 2021	24,918,530	12,459,265	1.16

We received $6.6 million from warrants exercised in the nine months ended September 30, 2021. No warrants were exercised in the nine months ended September 30, 2020.

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2021, outstanding warrants are as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$

0.75	8,038,000	0.8	3,898,430	2022-08-04
1.35	16,880,530	2.3	3,122,898	2024-02-04

1.16	24,918,530	1.9	7,021,328

The fair value of the warrants on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Warrant Fair Value Assumptions	2021	2020

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	3.0	2.0
Expected volatility	69.3%	71.2%
Risk free rate	0.2%	0.2%
Expected dividend rate	0.0%	0.0%
Black-Scholes value (CAD$)	$0.39	$0.26

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

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue consists of:

	Nine months ended
	September 30,
	2021		2020
Revenue Summary	$	%	$	%

Sales of purchased inventory
Company A	-	0.0%	8,300	100.0%
Total product sales	-	0.0%	8,300	100.0%

Disposal fee income	16	100.0%	4	0.0%

	16	100.0%	8,304	100.0%

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

Cost of sales consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
Cost of Sales	2021	2020	2021	2020

Cost of product sales	-	-	-	5,166
Lower of cost or NRV adjustments	1,703	1,840	5,211	6,296

	1,703	1,840	5,211	11,462

16.	Operating Costs

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

Ur-Energy Inc. Condensed Notes to Unaudited Consolidated Financial Statements September 30, 2021
(expressed in thousands of U.S. dollars unless otherwise indicated)

Operating costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
Operating Costs	2021	2020	2021	2020

Exploration and evaluation	515	474	1,671	1,419
Development	187	284	652	900
General and administration	1,368	1,255	4,090	3,694
Accretion	119	144	365	433

	2,189	2,157	6,778	6,446

17.	Supplemental Information for Statement of Cash Flows Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	September 30, 2021	December 31, 2020

Cash and cash equivalents	33,413	4,268
Restricted cash	7,861	7,859

	41,274	12,127

Interest expense paid was $0.2 million and $0.2 million for the three months ended September 30, 2021, and 2020, respectively. Interest expense paid was $0.6 million and $0.6 million for the nine months ended September 30, 2021, and 2020, respectively.

18.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $40.8 million at risk on September 30, 2021, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2021.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of September 30, 2021, the current Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.6 million.

As of September 30, 2021, we had $33.4 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in the next 12 months unless it is advantageous to do so.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the three months ended September 30, 2021. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

19.	Subsequent Event

Subsequent to September 30, 2021, the Company issued 4.4 million common shares for sales through our At Market facility and 0.1 million common shares for warrant exercises and received $8.2 million in cash proceeds from the transactions.

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

Ur-Energy has one wholly owned subsidiary, Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated February 26, 2021.

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

COVID-19

During the quarter, we continued to monitor updated State, Federal and public health guidance related to COVID-19 and have adapted to continuing changes in the guidance and restrictions. We have experienced no cases of COVID-19 among our staff which have had a material impact on our operations.

Uranium Market Update

With global climate initiatives being advanced by numerous countries, there has been a great deal of support for nuclear energy in the news during Q3 and subsequent to quarter-end. Growing numbers of countries are making commitments to net-zero emissions, including on more accelerated schedules than previously announced. In the process, many nations are endorsing nuclear energy to meet such objectives. This support, and projections for sustained growth of nuclear power globally in coming years, has incentivized much investment in the fuel cycle industries, through legislative programs and private and industrial capital. These and other market influences have been accompanied by significant developments among purchasers of uranium. In addition to the financial firms, ETFs and uranium producers and developers who have purchased substantial uranium inventories in 2021, the newly formed Sprott Physical Uranium Trust began making significant purchases of uranium during Q3, as well as establishing the means in the equity markets to raise more than $1 billion for such purchases. Subsequent to quarter-end, the most recent participant in the long-term investment in uranium is the physical uranium fund formed by the Kazakhs, including Kazatomprom, the national uranium operator of Kazakhstan.

The U.S. Department of Energy (“DOE”) continues its work to implement the new national uranium reserve which was established in December 2020. DOE published requests for information for stakeholders to respond with data and input to support and define the establishment of the uranium reserve. Following an extension, all such responses were due to DOE in mid-October. DOE has not yet publicly provided a timeline of the remaining process to launch the reserve.

In addition to the DOE uranium reserve, the Biden Administration continues to prioritize climate change initiatives and, like many other governments, has expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which would support nuclear energy and the nuclear fuel cycle industries.

Mineral Rights and Properties

We have 12 U.S. uranium properties. Ten of our uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 36,000 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Our Shirley Basin Project, also in Wyoming, comprises more than 3,700 Company-controlled acres. Our Lucky Mc Project holds 1,800 acres in the Gas Hills Mine District, Wyoming. As set forth elsewhere in this report, we received final approvals of reclamation at the Lucky Mc project in Q3 and confirmation of the termination of the permit to mine and associated bond requirements. Our Excel gold project holds approximately 2,400 acres of mining claims in the Excelsior Mountains of Mineral County, Nevada.

Lost Creek Property

Lost Creek continues to operate at reduced production levels while we await additional positive developments in the uranium markets. The reduced production operations have allowed us to sustain operating cost reductions at Lost Creek, while continuing to conduct preventative maintenance and optimize processes in preparation for ramp up to full production rates.

Previously, we disclosed that such preparations included advanced planning for further development of our fully permitted Mine Unit 2 (“MU2”). Subsequent to quarter-end, we commenced a drilling and construction program for the development of the fourth header house in MU2 (HH2-4). HH 2-4, and its associated drilling and wellfield development, is expected to be complete early in 2022, at which time HH 2-4 will be ready for production. A delineation drill program to support geologic design in the following four header houses is planned for 2022 H1. Together, the two programs will significantly advance our readiness when production ramp-up occurs.

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014 in order to include recovery from the uranium resource in the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project. In 2021 Q1, the Wyoming Uranium Recovery Program (“URP”) approved the amendment to the Lost Creek source material license to include recovery from these areas. This license approval grants the Company access to six planned mine units in addition to the already licensed three mine units at Lost Creek. The approval also increases the license limit for annual plant production to 2.2 million pounds U3O8 which includes wellfield production of up to 1.2 million pounds U3O8 and toll processing up to one million pounds U3O8. The BLM previously completed its review and granted approval for this expansion at Lost Creek.

The Wyoming Department of Environmental Quality, Land Quality Division, continues its review of the application for amendment to the Lost Creek permit to mine which will add the LC East and KM mine units. We anticipate that the Land Quality Division review will be complete in 2021.

Shirley Basin Project

During 2021 Q2 the State of Wyoming and the EPA completed their respective reviews of our Shirley Basin Project and issued the source material license, permit to mine, and aquifer exemption for the project. These three approvals represent the final major permits required to begin construction of the Shirley Basin Project. We received BLM final approval of the project, following its NEPA review process, in 2020.

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

Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Because delineation and exploration drilling were completed historically, the project is construction ready. All wellfield, pipeline and header house layouts are finalized and additional, minor on-the-ground preparations were initiated in 2021 Q3. We anticipate up to nine years of production at the site.

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

U3O8 Production and Ending Inventory

	Unit	2020 Q4	2021 Q1	2021 Q2	2021 Q3	2021-09 YTD

U3O8 Production

Pounds captured	lb	54	49	58	70	177
Pounds drummed	lb	6,622	-	-	-	-
Pounds shipped	lb	-	15,873	-	-	15,873
Pounds purchased	lb	-	-	-	-	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	303	318	365	999
Plant inventory	lb	15,873	-	-	-
Conversion inventory - produced	lb	219,735	235,608	267,617	267,049
Conversion inventory - purchased	lb	48,750	48,750	16,741	16,741
	lb	284,661	284,676	284,723	284,789

Value
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$463	$-	$-	$-
Conversion inventory - produced	$000	$6,083	$6,592	$7,487	$7,486
Conversion inventory - purchased	$000	$1,268	$1,268	$435	$435
	$000	$7,814	$7,860	$7,922	$7,921

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$29.17	$-	$-	$-
Conversion inventory - produced	$/lb	$27.68	$27.98	$27.98	$28.03
Conversion inventory - purchased	$/lb	$26.01	$26.01	$25.98	$25.98
	$/lb	$27.45	$27.61	$27.82	$27.81

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.75	$0.67	$0.59	$0.59
Cash cost	$/lb	$17.50	$17.28	$18.56	$18.59
Non-cash cost	$/lb	$9.43	$10.03	$8.83	$8.85
	$/lb	$27.68	$27.98	$27.98	$28.03

During 2020, we took steps to reduce production operations at Lost Creek and adjust to the continued depressed state of the uranium markets while we awaited the recommended relief from the Working Group and further positive developments in the uranium markets. As a result, production rates at Lost Creek declined significantly since that decision was made. Pounds captured decreased nearly 80 percent during that year and will remain low until a decision to ramp up is made.

As of September 30, we had approximately 283,790 pounds of U3O8 at the conversion facility including 267,049 produced pounds at an average cost per pound of $28.03, and 16,741 purchased pounds at an average cost of $25.98 per pound. In April 2021, we exchanged purchased U3O8 in our inventory for an equal number of pounds of U3O8 with a trader who held Lost Creek origin pounds pursuant to an earlier agreement.

Three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020

The following table summarizes the results of operations for the three months ended September 30, 2021, and 2020:

(expressed in thousands of U.S. dollars, except per share and pound data)

	Three months ended
	September 30,
	2021	2020	Change

Sales	9	-	9
Cost of sales	(1,703)	(1,840)	137
Gross profit (loss)	(1,694)	(1,840)	146

Operating costs	(2,585)	(2,157)	(428)
Loss from operations	(4,279)	(3,997)	(282)

Net interest expense	(182)	(195)	13
Warrant mark to market gain	(5,060)	550	(5,610)
Foreign exchange gain (loss)	15	(53)	68
Other income (expense)	3	(1)	4
Net loss	(9,503)	(3,696)	(5,807)

Foreign currency translation adjustment	219	36	183
Comprehensive loss	(9,284)	(3,660)	(5,624)

Loss per common share:
Basic	(0.05)	(0.02)	(0.03)
Diluted	(0.05)	(0.02)	(0.03)

U3O8 pounds sold	-	-	-

U3O8 price per pounds sold	-	-	-

U3O8 cost per pounds sold	-	-	-

U3O8 gross profit per pounds sold	-	-	-

The following table summarizes the results of operations for the nine months ended September 30, 2021, and 2020:

(expressed in thousands of U.S. dollars, except per share and pound data)

	Nine months ended
	September 30,
	2021	2020	Change

Sales	16	8,304	(8,288)
Cost of sales	(5,211)	(11,462)	6,251
Gross profit (loss)	(5,195)	(3,158)	(2,037)

Operating costs	(7,174)	(6,446)	(728)
Loss from operations	(12,369)	(9,604)	(2,765)

Net interest expense	(558)	(522)	(36)
Warrant mark to market gain	(11,384)	592	(11,976)
Foreign exchange gain (loss)	(352)	(46)	(306)
Other income (expense)	909	16	893
Net loss	(23,754)	(9,564)	(14,190)

Foreign currency translation adjustment	472	67	405
Comprehensive loss	(23,282)	(9,497)	(13,785)

Loss per common share:
Basic	(0.13)	(0.06)	(0.07)
Diluted	(0.13)	(0.06)	(0.07)

U3O8 pounds sold	-	200,000	(200,000)

U3O8 price per pounds sold	-	41.50	(41.50)

U3O8 cost per pounds sold	-	25.83	(25.83)

U3O8 gross profit per pounds sold	-	15.67	(15.67)

Sales

There were no sales of U3O8 in the first nine months of 2021, and we do not anticipate making any U3O8 sales in 2021. We sold 200,000 pounds of U3O8 during the nine months ended September 30, 2020, for an average price of $41.50 per pound. There were no sales in 2020 Q3. The sales were all into term contracts using purchased pounds.

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

In the three and nine months ended September 30, 2021, cost of sales per the financial statements included $1.7 million and $5.2 million, respectively, in lower of cost or NRV adjustments. With production rates held to these intentionally lower levels, virtually all production costs during 2021 will be charged to cost of sales as NRV adjustments. In the three and nine months ended September 30, 2020, cost of sales per the financial statements included $1.8 million and $6.3 million, respectively, in lower of cost or NRV adjustments.

All sales in 2020 were from purchased product. The weighted average purchase price was $25.83 per pound.

Gross Profit

The gross loss per the financial statements for the three and nine months ended September 30, 2021, was $1.7 million and $5.2 million, respectively. As there were no U3O8 sales during the nine months ended September 30, 2021, the losses were composed of NRV adjustments. The gross loss per the financial statements for the three and nine months ended September 30, 2020, was $1.8 million and $6.3 million, respectively. Excluding the lower of cost or NRV adjustments, the U3O8 gross profit was $3.1 million for the nine months ended September 30, 2020, which represents a gross profit margin of approximately 38 percent.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three and nine months ended September 30, 2021, and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
Operating Costs	2021	2020	2021	2020

Exploration and evaluation	515	474	1,671	1,419
Development	583	284	1,048	900
General and administration	1,368	1,254	4,090	3,694
Accretion	119	145	365	433

	2,585	2,157	7,174	6,446

Total operating costs for the three and nine months ended September 30, 2021, were $2.6 million and $7.2 million, respectively. Total operating expenses for the three and nine months ended September 30, 2020, were $2.2 million and $6.4 million, respectively. The increase in 2021 was primarily related to the payment of bonuses in 2021. There were no bonuses paid in 2020.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The total expense for the three months ended September 30, 2021, and 2020 were similar. The $0.3 million increase in the nine months ended September 30, 2021, was primarily due to bonus payments in 2021, which were partially offset by savings realized from labor reductions and relocating the Casper operations office to a smaller, less expensive, office building.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage. Lucky Mc, which is an historic mine site, has also been classified as a development project. During 2021 Q3, all remaining reclamation obligations on the Lucky Mc property were satisfied and the permit to mine and related bond requirements were terminated. The $0.3 million and $0.1 million increases in development expense during the three and nine months ended September 30, 2021, respectively, related to repair costs of drainage channels at Shirley Basin that were damaged by a heavy rainstorm.

General and administration expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs. The $0.1 million and $0.4 million increases in the three and nine months ended September 30, 2021, were primarily related to the 2021 bonus payments, which were partially offset by savings realized from labor reductions in 2020.

Other Income and Expenses

Net interest expense increased slightly in 2021 because of lower interest income received from restricted cash deposit accounts as compared to 2020.

For the three months ended September 30, 2021, the warrant liability mark to market adjustment changed from a gain of $0.6 million in the comparable period in 2020 to a loss of $5.1 million in 2021. For the nine months ended September 30, 2021, the warrant liability mark to market adjustment changed from a gain of $0.6 million in the comparable period in 2020 to a loss of $11.4 million in 2021. As a part of the September 2018 underwritten public offering, the August 2020 registered direct offering, and the February 2021 underwritten public offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. entity is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period.  During 2021, the Company’s stock price, volatility, and other factors used in the Black-Scholes model rose significantly, leading to a significant increase in the warrant liability and corresponding mark to market losses.

As a result of the February 2021 underwritten public offering, the Company received approximately $13.9 million in net proceeds from the offering. Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s USD bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. For the nine months ended September 30, 2021, the foreign exchange loss was primarily due to the revaluation of the Canadian entity’s USD bank account.

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the BOKF. Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, would be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. In December 2020, we applied for loan forgiveness with the BOKF. The BOKF, after reviewing the loan forgiveness applications, submitted them to the SBA for approval. The Company received notifications in 2021 Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the nine-months ended September 30, 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Earnings (loss) per Common Share

The basic and diluted loss per common share for the three and nine months ended September 30, 2021, was $0.05 and $0.13, respectively. For 2020, the losses per share were $0.02 and $0.06, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

Cash and cash equivalents increased $29.1 million from the December 31, 2020, balance of $4.3 million to $33.4 million as of September 30, 2021. Cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. During the nine months ended September 30, 2021, we used $9.1 million for operating activities, had minimal investing activities, and generated $38.3 million from financing activities.

Operating activities used $9.1 million of cash for the nine months ended September 30, 2021. We spent $2.5 million on production related cash costs, operating costs consumed $5.6 million of cash, and we paid $0.6 million for interest payments on our state bond loan and $0.4 million for insurance premiums.

Investing activities used less than $0.1 million during the period.

Financing activities provided $38.3 million of cash in 2021. As described below, on February 4, 2021, we closed a $15.2 million underwritten public offering. After share issue costs, we received net proceeds of $13.9 million. During 2021, we have received net proceeds of $16.6 million through our At Market facility. We also received $7.8 million from the exercise of warrants and stock options.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of September 30, 2021, the balance of the State Bond Loan was $12.4 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments are scheduled to resume on October 1, 2022, and the last payment will be due on October 1, 2024.

Small Business Administration Loans

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress on March 27, 2020, in response to the COVID-19 (Coronavirus) pandemic. The combined loan amount was $0.9 million.

On June 5, 2020, the Flexibility Act became law. The Flexibility Act changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the PPP, as modified by the Flexibility Act, the repayment of our loans, including interest, may be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. In December 2020, we applied for loan forgiveness with the BOKF. After reviewing the loan forgiveness applications, BOKF submitted them to the SBA for approval. The Company received notifications in 2021 Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the nine-months ended September 30, 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Universal Shelf Registration and At Market Facility

On May 15, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC in order that we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or senior and subordinated debt securities. The registration statement became effective May 27, 2020, for a three-year period.

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

In 2021 through September 30, we utilized the Sales Agreement for gross proceeds of $16.6 million. In 2020 Q4, we utilized the Sales Agreement and received gross proceeds of $0.1 million.

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

2021 Underwritten Public Offering

The Company closed on February 4, 2021, a $15.2 million underwritten public offering of 16,930,530 common shares and accompanying one-half common share warrants to purchase up to 8,465,265 common shares, at a combined public offering price of $0.90 per common share and accompanying one-half common share warrant. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million.

Liquidity Outlook

As of October 27, 2021, we had $40.9 million of cash and cash equivalents including an additional $8.2 million received from ATM sales and warrant exercises which took place after September 30, 2021. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory, worth $13.4 million at recent spot prices, is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in the next 12 months unless it is advantageous to do so.

Looking Ahead

Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to foster renewed interest in the uranium sector in 2021. The Paris Climate Agreement calls for net-zero carbon emissions by 2050, and certain nations are now targeting earlier realization of net-zero. The U.S. rejoined the agreement this year, and the Biden Administration continues to voice support for the nuclear industry. Japan, several member nations of the European Union, and the United Kingdom have all recently made announcements of action plans placing nuclear energy as an integral part of the climate change solution.

The support for nuclear energy this year has prompted financial funds and uranium ETFs, as well as uranium developers and producers, to purchase uranium inventories further supporting the uranium spot price. In July 2021, the newly formed Sprott Physical Uranium Trust began its purchases of uranium and has established the means in the equity markets to raise more than $1 billion for such purchases. Subsequent to quarter-end, the most recent participant in the long-term investment in uranium is the physical uranium fund formed by the Kazakhs. That physical fund announced plans to raise as much as $500 million for purchasing uranium. These events during Q3 and early Q4 have moved the spot price more than 70 percent over 2021 lows and uranium equities have benefited. Uranium spot prices marked a daily high of $50.50 in mid-September, before holding in the mid- and upper-$40s more recently.

To date in 2021, the Company has raised $46.5 million. Our cash position as of October 27, 2021, is $40.9 million. In addition to our strong cash position, we have nearly 285,000 pounds of finished, U.S. produced U3O8 inventory, worth approximately $13.4 million at recent spot prices. Our financial position provides us with adequate funds to maintain and enhance operational readiness at Lost Creek, as well as allowing us to preserve our existing inventory to sell into higher prices. To further heighten our readiness to return to production operations at Lost Creek, we commenced a drill and development program in October. Initially, we are drilling, developing  and constructing an additional header house (HH2-4) in our fully permitted MU2. We anticipate that when this work is complete, we will advance a delineation drill program in MU2 in preparation of operations beyond the fourth MU2 header house. The estimated cost of these development programs is $2.2 million.

We continue to diligently work to optimize processes and refine production plans to strengthen our operational readiness at Lost Creek. Our experienced Lost Creek operational staff is prepared to expand uranium production to an annualized run rate of up to 1.2 million pounds upon a “go” decision for ramp up. Our current and planned development initiatives will further enhance our operational readiness for a production ramp up, which will then include further development work in both of the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Property Preliminary Economic Assessment, as amended. Following receipt of an approved license amendment in 2021 Q2, the Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come.

Lost Creek operations can increase to full production rates in as little as nine months following a “go” decision, simply by developing additional header houses within the fully permitted MU2. The ongoing development and construction will shorten the time to production in HH2-4. Development expenses during the full period of ramp up are estimated to be approximately $14 million. These planned costs are nearly all related to MU2 drilling and header house construction of HH2-4 and beyond. Our long-tenured operational and professional staff have significant levels of experience and adaptability which will allow for an easier transition back to full operations. Among our recent hires, we have been fortunate to return three former employees to work. Having knowledgeable and experienced staff return further enhances our preparations for production. We are prepared to ramp up and to deliver future Lost Creek production inventory into new sales contracts and the national uranium reserve when markets and the implementation of the reserve permit.

With all major permits and authorizations for our Shirley Basin Project now in hand, we also stand ready to construct at the mine site when market conditions warrant. We estimate up to nine years production at the project based upon the mineral resources reported in the Shirley Basin Preliminary Economic Assessment.

We will continue to closely monitor the uranium market, the implementation of the uranium reserve program, and other developments in the markets or from Congress, which may positively impact the uranium production industry. Until market conditions signal a decision for the return to production operations, we will focus on maintaining safe and compliant operations while continuing to enhance and leverage our operational readiness.

Transactions with Related Parties

There were no transactions with related parties during the quarter.

Proposed Transactions

A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost is shown in note 4 to the accompanying Unaudited Consolidated Financial Statements.

Other than the proposed transaction, as is typical of the mineral exploration, development, and mining industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

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

Management utilizes the Black-Scholes model to calculate the fair value of the warrants and stock options at the time they are issued. In addition, the fair value of derivative warrant liability is recalculated monthly using the Black-Scholes model with any gain or loss being reflected in the net income for the period. Use of the Black-Scholes model requires management to make estimates regarding the expected volatility of the Company’s stock over the future life of the equity instrument, the estimate of the expected life of the equity instrument and the number of options that are expected to be forfeited. Determination of these estimates requires significant judgment and requires management to formulate estimates of future events based on a limited history of actual results.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of October 27, 2021, we had outstanding 210,820,732 Common Shares and 11,102,167 options to acquire Common Shares.

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

Currency risk

As of September 30, 2021, we maintained a balance of approximately C$1.1 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $47.13 per pound as of October 27, 2021.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended September 30, 2021 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR -ENERGY INC.

Date: November 1, 2021	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2021	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

