Form 10-K
period 2021-12-31
UR-ENERGY INC
filed 2022-03-09
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☐

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

As of March 3, 2022, there were 217,193,664 shares of the registrant’s no par value common shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2021, the aggregate market value of the registrant’s voting Common Shares held by non-affiliates of the registrant was approximately $243.3 million based upon the closing sale price of the Common Shares as reported by the NYSE American. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2021, including all affiliates, directors and officers collectively held approximately 21.0 million of its outstanding Common Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intend," "plan" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain controlled and reduced level operations at Lost Creek in a safe and compliant fashion; (ii) the timing to determine future development and construction priorities, and the ability to readily and cost-effectively ramp-up production operations when market and other conditions warrant and in the face of labor shortages and supply chain issues; (iii) the continuing technical and economic viability of Lost Creek, including as set forth in our Initial Assessment of the property (the Lost Creek Report); (iv) the timing and outcome of the remaining permitting approval of the amendments to the Lost Creek permits; (v) the ability and timing to complete additional favorable uranium sales agreements including spot sales when warranted; (vi) the production rates and life of the Lost Creek Project and subsequent development of and production from adjoining projects within the Lost Creek Property, including plans at LC East; (vii) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (viii) the potential of our other exploration and development projects, including Shirley Basin, the projects in the Great Divide Basin and Lucky Mc and the Excel project (ix) the technical and economic viability of Shirley Basin, including our current expectation that the Lost Creek processing facility will be utilized for processing, drying and packaging uranium for Shirley Basin, and as otherwise set forth in our Initial Assessment of the project (the Shirley Basin Report); (x) current and near-term market conditions in the uranium market including supply and demand projections; (xi) our ability to obtain remaining routine authorizations for potential production at Shirley Basin; (xii) the timing and outcome of the process to establish the national uranium reserve program, including the procurement process and our role in it, as well as further budget appropriations processes related to the reserve and other support for the nuclear industry; and (xiii) the possible impacts of the Russian invasion of Ukraine on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates included in this annual report on Form 10-K have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”). Prior to these estimates, we prepared our estimates of mineral resources in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. We are required by applicable Canadian Securities Administrators to file in Canada an NI 43‑101 compliant report at the same time we file an S-K 1300 technical report summary with this Form 10‑K. The NI 43-101 and S-K 1300 reports (for each of the Lost Creek Property and Shirley Basin Project) are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

Investors should note that the term “mineral resource” does not equate to the term “mineral reserve.” Mineralization may not be classified as a “mineral reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under S-K 1300, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies.Additionally, as required under S-K 1300, our report on the Lost Creek Property includes two economic analyses to account for the chance that the inferred resources are not upgraded as production recovery progresses and the Company collects additional drilling data; the second economic analysis was prepared which excluded the inferred resources. The estimated recovery excluding the inferred resources also establishes the potential viability at the property, as detailed in the S-K 1300 report. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable.

Glossary of Common Terms and Abbreviations

Mineral Resource Definitions
Mineral Resource

is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. When determining the existence of a Mineral Resource, a Qualified Person, as defined by this section, must be able to estimate or interpret the location, quantity, grade or quality continuity, and other geological characteristics of the Mineral Resource from specific geological evidence and knowledge, including sampling; and conclude that there are reasonable prospects for economic extraction of the Mineral Resource based on an initial assessment, as defined in this section, that he or she conducts by qualitatively applying relevant technical and economic factors likely to influence the prospect of economic extraction.

Inferred Mineral Resource

is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling; where the term limited geological evidence means evidence that is only sufficient to establish that geological and grade or quality continuity is more likely than not. The level of geological uncertainty associated with an Inferred Mineral Resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. A qualified person must have a reasonable expectation that the majority of inferred mineral resources could be upgraded to indicated or measured mineral resources with continued exploration; and should be able to defend the basis of this expectation before his or her peers.

Indicated Mineral Resource

is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. As used in this subpart, the term adequate geological evidence means evidence that is sufficient to establish geological and grade or quality continuity with reasonable certainty. The level of geological certainty associated with an Indicated Mineral Resource is sufficient to allow a Qualified Person to apply Modifying Factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. An Indicated Mineral Resource has a lower level of confidence than the level of confidence of a Measured Mineral Resource and may only be converted to a Probable Mineral Reserve.

Measured Mineral Resource

is that part of a Mineral Resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling and, further, the term conclusive geological evidence means evidence that is sufficient to test and confirm geological and grade or quality continuity. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. A Measured Mineral Resource has a higher level of confidence than the level of confidence of either an Indicated Mineral Resource or an Inferred Mineral Resource.

Additional Defined Terms
11e.(2) by-product material

is contaminated solid waste consisting of solid waste contaminated with radioactive material that cannot be decontaminated, as defined by federal and state regulations. This by-product material may consist of filters, filtered fines from the wellfield and wastewater, personal protective equipment, spent resin, piping, etc.

Cut-off or cut-off grade	when determining economically viable mineral resources, the lowest grade of mineralized material that can be mined

Formation	a distinct layer of sedimentary or volcanic rock of similar composition

Grade	quantity or percentage of metal per unit weight of host rock

Header houses (HH)

are used to distribute lixiviant injection fluid to injection wells and collect pregnant solution from production wells. Each header house is connected to two trunk lines, one for receiving barren lixiviant from the plant and one for conveying pregnant solutions to the plant. The HHs include manifolds, valves, flow meters, pressure gauges, instrumentation and oxygen for incorporation into the injection lixiviant, as required. Each header house may service up to 90 wells (injection and recovery) depending on pattern geometry.

Host Rock	the rock containing a mineral or an ore body

Modifying Factors

are the factors that a qualified person must apply to indicated and Measured Mineral Resources and then evaluate in order to establish economic viability of Mineral Reserves. A qualified person must apply and evaluate modifying factors to convert Measured and Indicated Mineral Resources to Proven and Probable Mineral Reserves. These factors include but are not restricted to mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine property or project.

Lithology

is a description of a rock; generally, its physical nature. The description would address such things as grain size, texture, rounding, and even chemical composition. An example of a lithologic description would be “coarse grained well-rounded quartz sandstone with 10% pink feldspar and 1% muscovite.”

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

Qualified Person

is an individual who is a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and is an eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared.  Additionally, a third-party firm comprising mining experts, such as professional geologists or mining engineers, may date and sign the technical report summary instead of, and without naming, its employee, member or other affiliated person who prepared the technical report summary.

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

Abbreviations
AQD	Air Quality Division of the Wyoming Department of Environmental Quality
BLM	U.S. Bureau of Land Management
BOKF	Bank of Oklahoma Financial
CEQ	Council on Environmental Quality, within the Executive Office of the President of the United States
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
CWA	Clean Water Act
DOE	U.S. Department of Energy
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
ETF	Exchange Traded Fund
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LQD	Land Quality Division of the Wyoming Department of Environmental Quality
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (“Standards of Disclosure for Mineral Properties”)
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
PEA	Preliminary Economic Assessment, per NI 43-101
PFIC	Passive Foreign Investment Company
PPM	Parts per million
PPP	Paycheck Protection Program created by the CARES Act (and modified by the Flexibility Act), 2020, administered by the Small Business Administration
RCRA	Resource Conservation and Recovery Act
RO	Reverse Osmosis
ROD	Record of Decision (BLM)
SBA	U.S. Small Business Administration
SEC	U.S. Securities Exchange Commission
S-K 1300	Regulation S-K, Subpart 1300 “Modernization of Property Disclosure for Mining Registrants”
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
WDEQ

Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, URP/Uranium Recovery Program; WQD/Water Quality Division; AQD/Air Quality Division; and SHWD/Solid and Hazardous Waste Division)

WGFD	Wyoming Game and Fish Department
WQD	Water Quality Division of the Wyoming Department of Environmental Quality

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton
0.2642 gallons	1 litre	3.785 litres	1 gallon

In this annual report on Form 10-K, unless otherwise noted, we round approximate acreages to the nearest 10.

Reporting Currency

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated. The Financial Statements are presented in accordance with accounting principles generally accepted in the U.S.

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Incorporated on March 22, 2004, we are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S. Through our Wyoming operating subsidiary, Lost Creek ISR, LLC, we began operation of our first in situ recovery uranium mine at our Lost Creek Project in 2013. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the NYSE American under the symbol “URG” and on the TSX under the symbol “URE.”

Due to persistent low uranium prices, we have limited our production operations since the third quarter of 2020.  During 2021, we captured 251 pounds of U3O8 at our Lost Creek plant. Our last sale of produced inventory was made in 2019 Q2. All of our sales made in 2020 were of purchased inventory. We made no sales of U3O8 in 2021.

We are an “exploration stage issuer,” as that term is defined under S-K 1300, because we have not established proven or probable mineral reserves through the completion of a pre-feasibility or feasibility study for any of our uranium projects. As a result, and even though we commenced recovery of uranium at our Lost Creek Project in 2013, we remain classified as an exploration stage issuer, as defined in S-K 1300, and will continue to remain an exploration stage issuer until such time as proven or probable mineral reserves have been established.

We are engaged in uranium recovery and processing operations, in addition to the exploration for and development of uranium mineral properties. Uranium fuels carbon-free, emission-free nuclear power which is a clean, cost-effective, and reliable form of electrical power. Nuclear power is estimated to provide more than 50 percent of the carbon-free electricity in the U.S. and approximately one-third of carbon-free electricity worldwide. As a uranium producer, we are advancing the interests of clean energy, thereby contributing in positive ways to address the challenges of global climate change.

Ur-Energy has one direct wholly owned subsidiary: Ur-Energy USA Inc. (“Ur-Energy USA”), a company incorporated under the laws of the State of Colorado. It has offices in Colorado and Wyoming and has employees in both states.

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

Currently, and at December 31, 2021, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

Our wholly owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”) and started production operation activities in August 2013. Our first sales of Lost Creek production were made in December 2013.

From commencement of operations until 2020, we had multiple term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. We completed our sales contracts in 2020 when we sold 200,000 pounds of Uranium Oxide (“U3O8”), at an average price of approximately $42 per pound. Between 2017 and 2020, we took advantage of low market prices to enter into purchase agreements to acquire U3O8 at market prices for delivery into our contractual commitments.

Our other material asset, Shirley Basin, is one of the assets we acquired as a part of the Pathfinder acquisition in 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes to complete an NI 43‑101 mineral resource estimate which was released in August 2014; subsequently, an NI 43‑101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015.

In December 2015, our applications for a permit and license to mine at Shirley Basin was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). Wyoming Uranium Recovery Program (“URP”) issued our source material license and the Land Quality Division (“LQD”) issued the permit to mine for Shirley Basin in 2021 Q2. We received approval from the BLM in 2020. Therefore, all major authorizations to construct and operate at Shirley Basin have now been received. Work is well underway on initial engineering evaluations, designs and studies.

We utilize in situ recovery (“ISR”) of the uranium at Lost Creek and will do so at other projects where this is possible. The ISR technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The ISR technique does not require the installation of tailings facilities or significant surface disturbance. This mining method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, sodium bicarbonate as a complexing agent, and carbon dioxide for pH control. The complexing agent bonds with the uranium to form uranyl carbonate, which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using ion exchange (“IX”) and captured on resin contained within the IX columns. The groundwater is re-fortified with the oxidizer and complexing agent and sent back to the wellfield to recover additional uranium. A small volume of water, called bleed, is permanently removed from the lixiviant flow to create an inward groundwater gradient. A reverse osmosis (“RO”) process is available to minimize the wastewater stream generated. Brine from the RO process, if used, and bleed are disposed of by means of injection into deep disposal wells. Each wellfield is made up of dozens of injection and production wells installed in patterns to optimize the areal sweep of fluid through the uranium deposit.

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

We have made great strides in reducing water consumption through the implementation of a Class V treatment system that includes water treatment and injection of the clean water into a shallow formation where it can be accessed by future generations. Since implementation of the Class V system, the generation of wastewater during production has been reduced by 18 percent. To further reduce water consumption and enhance IX effectiveness, a pre-IX filtration and wastewater treatment facility is being contemplated and lab tested. The system, as envisioned, will allow for more effective use of current and future deep disposal wells working in conjunction with the Class V water recycling system while preserving precious water resources. Our goal is to reduce wastewater generation by at least 70 percent.

The elution circuit (the first step after IX) is utilized to transfer the uranium from the IX resin and concentrate it to the point where it is ready for the next phase of processing. The resulting rich eluate is an aqueous solution containing uranyl carbonate, salt and sodium carbonate and/or sodium bicarbonate. The precipitation circuit follows the elution circuit and removes the carbonate from the concentrated uranium solution and combines the uranium with peroxide to create a yellowcake crystal slurry. Filtration and washing is the next step, in which the slurry is loaded into a filter press where excess contaminants such as chloride are removed and a large portion of the water is removed. The final stage occurs when the dewatered slurry is moved to a yellowcake dryer, which further reduces the moisture content, yielding the final dried, product. Refined, salable yellowcake is packaged in 55-gallon steel drums.

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO is being utilized as a part of our Class V recycling circuit to minimize the wastewater stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use or better. The first step of restoration involves removing a small portion of the groundwater and disposing of it (commonly known as groundwater sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to ensure the cleanup is complete, concluding the mining process.

Our Lost Creek processing plant was constructed beginning in 2012, with production operations commencing in August 2013. Following receipt of amendments to our source material license in 2021, the licensed capacity of our Lost Creek processing plant allows for up to 2.2 million pounds U3O8 per year, of which approximately 1.2 million pounds U3O8 per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and, non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to permit us to process uranium from other mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project) or, alternatively, to be able to contract to toll mill/process product from other in situ uranium mine sites in the region. The design permits us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

The Lost Creek facility includes all circuits for the production, drying and packaging of uranium yellowcake for delivery into sales. We currently expect that the Lost Creek processing facility will be utilized for the drying and packaging of uranium from Shirley Basin, for which we anticipate the need only for a satellite plant. However, the Shirley Basin license and permit allows for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

Our Mineral Properties

Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Our current land portfolio in Wyoming includes 12 projects. Ten of these projects are in the Great Divide Basin (“GDB”), Wyoming, including our flagship project, Lost Creek Project. We control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 35,400 acres at our Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining projects which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the  Lost Creek Property contain reported mineral resources: Lost Creek, LC East, LC West, LC South and LC North.

Our Wyoming properties together total approximately 48,000 acres and include our Shirley Basin Project. Other non-material exploration stage projects are located in the GDB and the Lucky Mc Project is in the Gas Hills Uranium District, Wyoming. The Lost Creek Property and the Shirley Basin Project are the only two mineral properties that we deem to be individually material at this time.

Our mineral resources reported pursuant to S-K 1300 for our material properties at our Lost Creek Property and Shirley Basin Project are summarized here and discussed below at “Lost Creek ISR Uranium Property S-K 1300 Report” and “Shirley Basin ISR Uranium Project S-K 1300 Report.” Variable pricing for each, based upon projections of market analysts and assumptions for operations at each property are as shown, and set forth in the respective S-K 1300 Initial Assessments for each.

	Measured			Indicated			Inferred
Project	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Assumed Pricing
Wyoming Uranium Projects
Lost Creek Property (after production as set forth herein)	0.048	7,115	6,887	0.046	5,523	5,027	0.044	7,512	6,607	Variable: $50.80 to $66.04
Shirley Basin Project	0.275	1,367	7,521	0.118	549	1,295	-	-	-	Variable: $61.68 to $66.04
		MEASURED + INDICATED =			14,554	20,730	INFERRED =		6,607

Notes: (please also see notes related to each of the mineral resource summary tables below, for the Lost Creek Property and the Shirley Basin Project)

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
3.

Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards. Recovery at Lost Creek to date has exceeded the industry standard of 80%.

4.	Measured, Indicated, and Inferred (where estimated) Mineral Resources as defined in S-K 1300.
5.	Resources are reported through December 31, 2021.
6.	All reported resources occur below the static water table at Lost Creek and below the historical, pre-mining static water table at Shirley Basin.
7.	2.735 million lbs. of U3O8 have been produced from the Lost Creek Project HJ Horizon as of December 31, 2021.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

Mineralization at our uranium properties in Wyoming typically occurs at depth and does not outcrop. Therefore, investigation of the mineralization is accomplished by drilling and related sampling and logging procedures. We maintain standards to routinely calibrate our logging tools (and require similar standards of our logging contractors), as well as utilizing established quality control procedures for sample collection, and detailed logging of drill cuttings by Company geologists to gain an understanding of redox conditions within host sandstones. The security and controls over the preparation of samples and analytical procedures data is typical among U.S. uranium industry professionals. In turn, the controls inherent in the calculation of mineral resources once the data is obtained and analyzed are recognized professional standards, and our methods have routinely been assessed and verified by third party qualified professionals through the preparation of our technical reports.

Lost Creek Property – Great Divide Basin, Wyoming

We acquired the Lost Creek Project area in 2005. Lost Creek is located in the GDB, Wyoming. The permit area of the Lost Creek Project covers 4,254 acres (1,722 hectares), comprising 201 lode mining claims and one State of Wyoming mineral lease section. Regional access relies almost exclusively on existing public roads and highways. The local and regional transportation network consists of primary, secondary, local and unimproved roads. Direct access to Lost Creek is mainly on two crown-and-ditched gravel paved access roads to the processing plant. One road enters from the west from Sweetwater County Road 23N (Wamsutter-Crooks Gap Road); the other enters from the east off of U.S. Bureau of Land Management (“BLM”) Sooner Road.

On a wider basis, from population centers, the Lost Creek property area is served by an Interstate Highway (Interstate 80), a US Highway (US 287), Wyoming state routes (SR 220 and 73 to Bairoil), local county roads, and BLM roads. The nearest airport to the Project is Casper-Natrona County International Airport located just north and west of Casper. Both Laramie and Rawlins also have smaller regional airports.

The basic infrastructure (power, water, and transportation) necessary to support our ISR operation is located within reasonable proximity. Generally, the proximity of Lost Creek to paved roads is beneficial with respect to transportation of equipment, supplies, personnel and product to and from the property. Existing regional overhead electrical service is aligned in a north-to-south direction along the western boundary of the Lost Creek Project. An overhead power line, approximately two miles in length, was constructed to bring power from the existing Pacific Power line to the Lost Creek plant. Power drops have been made to the property and distributed to the plant, offices, wellfields, and other facilities. Additional power drops will be installed as we continue to expand the wellfield operations.

The Lost Creek Property is located as shown here:

Production Operations

Following receipt of the final regulatory authorization in October 2012, we commenced construction at Lost Creek. Construction included the plant facility and office building, installation of all process equipment, installation of two access roads, additional power lines and drop lines, deep disposal wells, construction of two holding ponds, warehouse building, and drill shed building. In August 2013 we received operational approval from the NRC and commenced production operations. See also discussion of the operational methods used at Lost Creek, above, under “Business and Properties.”

All the wells to support the originally planned 13 header houses (“HHs”) in Mine Unit 1 (“MU1”) have been completed and have operated, as have the first three HHs in Mine Unit 2 (“MU2”). The first HHs in MU2 have been producing since 2017. Since 2020 Q3 we have maintained reduced production operations at Lost Creek. During 2021, 251 pounds U3O8 were captured in the Lost Creek plant. We did not dry and package product during 2021.

The production at Lost Creek, for the past three years is set forth here:

	2021	2020	2019
Pounds U3O8 Captured	251	10,789	47,957

Lost Creek ISR Uranium Property S-K 1300 Report

Contemporaneous with this annual report on Form 10-K, we are filing an Initial Assessment Technical Report Summary on the Lost Creek Property ISR Uranium Sweetwater County, Wyoming (the “Lost Creek Report”)(March 7, 2022). The Lost Creek Report was prepared by WWC Engineering.

For the Lost Creek Report to accurately reflect existing mineral resources, all mineral resources produced through December 31, 2021 (2.735 million pounds) were subtracted from earlier totals of Measured Resources at Lost Creek where recovery has occurred to date.

There is no material change in mineral resources estimated on a year-over-year basis, as we have conducted no drilling or exploration reflected in the newest resources and we remain on reduced production operations, with minimal production to be reconciled to the reconciled figure presented as of December 31, 2020. The Lost Creek Report discloses changes for the Lost Creek Property in the form of updated mineral resource estimates, production operations, and operational and development costs to December 31, 2021. The Lost Creek Report does not consider any data from the ongoing development and construction program in MU2 at Lost Creek, as those drilling results from late Q4 have not been analyzed at this time. The Lost Creek Report supersedes and replaces the last NI 43-101 preliminary economic analysis for the Lost Creek Property (as amended February 8, 2016).

The mineral resources at the Lost Creek Property reported in the Lost Creek Report are as follows:

Lost Creek Property - Resource Summary (December 31, 2021)

	Measured			Indicated			Inferred
Project	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)
LOST CREEK	0.048	8,572	8,173	0.048	3,412	3,295	0.046	3,261	3,013
Production through 12/31/2021	0.048	-2,849	-2,735
LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	—	—	—	—	—	—	0.045	644	580
LC SOUTH	—	—	—	0.037	220	165	0.039	637	496
LC WEST	—	—	—	—	—	—	0.109	16	34
EN	—	—	—	—	—	—	—	—	—
GRAND TOTAL	0.048	7,115	6,887	0.046	5,523	5,027	0.044	7,512	6,607
			MEASURED + INDICATED =		12,638	11,914

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
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
4.

Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards. Recovery at Lost Creek to date has exceeded the industry standard of 80%.

5.	Measured, Indicated, and Inferred Mineral Resources as defined in S-K 1300.
6.	Resources are reported through December 31, 2021.
7.	All reported resources occur below the static water table.
8.	2.735 million lbs. of U3O8 have been produced from the Lost Creek Project HJ Horizon as of December 31, 2021.
9.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
10.	The point of reference for resources is in situ at the Property.

Information shown in the table above may differ from the disclosure requirements of the Canadian Securities Administrators. See Cautionary Note to Investors Concerning Disclosure of Mineral Resources, above.

The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound U3O8 over the life of the Lost Creek Property, as known today and discussed in the Lost Creek Report. The projected pricing for anticipated sales ranges from $50.80 to $66.04 per pound U3O8. The sale price for the produced uranium is based on consensus using an average of the projections of long-term pricing made by expert market analysts. We do not have current sales agreements related to production at Lost Creek.

The Lost Creek Property includes six individual contiguous Projects: Lost Creek Project, LC East Project, LC West Project, LC North Project, LC South Project and EN Project. The fully-licensed and operating Lost Creek Project is considered the core project while the others are collectively referred to as the Adjoining Projects in the Lost Creek Report. The Adjoining Projects were acquired by the Company as exploration targets to provide resources supplemental to those recognized at the Lost Creek Project. Most were initially viewed as stand-alone projects but expanded over time such that, collectively, they represent a contiguous block of land along with the Lost Creek Project.

The Main Mineral Trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The East Mineral Trend (the “EMT”) is a second mineral trend of significance, in addition to the MMT, identified by historic drilling on the lands forming LC East. Although geologically similar, it appears to be a separate, but closely related, trend from the MMT.

The Lost Creek Report mineral resource estimate includes drill data and analyses of approximately 3,400 historic and current holes and over 1.95 million feet of drilling at the Lost Creek Project alone. With the acquisition of the Lost Creek Project, we acquired logs and analyses from 562 historic holes representing approximately 360,000 feet of data. Since our acquisition of the project, 2,826 holes and wells have been drilled at Lost Creek. Additionally, drilling from the Adjoining Projects, both historical and our drill programs, is included in the mineral resource estimate. This represents ~2,300 additional drill holes (1.3 million feet).

Regulatory Authorizations and Land Title of Lost Creek

Beginning in 2007, we completed all necessary applications and related processes to obtain the required permitting and licenses for the Lost Creek Project, of which the three most significant are a Source and Byproduct Materials License from the NRC (August 2011); a Plan of Operations with the BLM (Record of Decision (“ROD”))(October 2012); and a Permit and License to Mine from the WDEQ (October 2011)(“WDEQ Permit”). The WDEQ Permit includes the approval of MU1, as well as the Wildlife Management Plan, including a positive determination of the protective measures at the project for the greater sage-grouse species.

Potential risks to the accessibility of the estimated mineral resource may include changes in the designation of the greater sage-grouse (sage grouse) as an endangered species by the USFWS because the Lost Creek Property lies within a sage grouse core area as defined by the state of Wyoming. In 2015, the USFWS issued its finding that the greater sage grouse does not warrant protection under the Endangered Species Act (ESA). The USFWS reached this determination after evaluating the species’ population status, along with the collective efforts by the BLM and U.S. Forest Service, state agencies, private landowners and other partners to conserve its habitat.

After a thorough analysis of the best available scientific information and considering ongoing key conservation efforts and their projected benefits, the USFWS determined the species does not face the risk of extinction in the foreseeable future and therefore does not need protection under the ESA. Should future decisions vary, or state or federal agencies alter their management of the species, there could potentially be an impact on future expansion operations. However, the Company continues to work closely with the Wyoming Game and Fish Department (“WGFD”) and the BLM to mitigate impacts to the sage grouse. Long-term monitoring of sage grouse populations has shown that the “affected” populations at Lost Creek are on a parallel trend with “reference” populations located beyond the potential influence of the project. Trends vary considerably based on a variety of environmental factors including, most importantly, annual moisture.

The State of Wyoming has developed a “core-area strategy” to help protect the sage grouse within certain core areas of the state. The Lost Creek property is within a designated core area and is thus subject to work activity restrictions from March 1 to July 15 of each year. The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage grouse. The sage grouse timing restrictions relevant to ISR production and operational activities at Lost Creek are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. As a result, there are no calendar restrictions on operational activities in pre-approved disturbed areas within our permit to mine. In a related regulatory process, the BLM prepared and issued environmental impact statements for, and issued amendments to, Resource Management Plans (“RMPs”), related to the sage grouse, which have subsequently been amended from time to time and are undergoing further review currently

Additional authorizations from federal, state and local agencies for the Lost Creek project include: WDEQ-Air Quality Division Air Quality Permit and WDEQ-Water Quality Division Class I Underground Injection Control (“UIC”) Permit. Following the plugging of one of our deep disposal wells in 2019, the UIC permit allows Lost Creek to operate up to four Class I injection wells to meet the anticipated disposal requirements for the life of the Lost Creek Project. The Environmental Protection Agency (“EPA”) issued an aquifer exemption for the Lost Creek project. The WDEQ’s separate approval of the aquifer reclassification is a part of the WDEQ Permit. We also received approval from the EPA and the Wyoming State Engineer’s Office for the construction and operation of two holding ponds at Lost Creek.

In 2014, applications for amendments to the Lost Creek license were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of the LC East Project. The BLM issued its ROD authorizing the plan in 2019. The NRC participated in this review as a cooperating agency. In 2018, Wyoming assumed responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, oversees the licensing process for source material licenses as well as the operations of licensees in Wyoming. The URP has demonstrated that its integration into the overall WDEQ oversight of uranium recovery streamlines the process of licensing, offers greater consistency in authorizations and oversight, and results in reduced costs in the licensing phase. The URP issued a source material license for LC East in March 2021. In 2021, we submitted our request for extension of our Lost Creek source material license; it is currently in timely review by URP.

A permit amendment requesting approval to mine at the LC East Project was also submitted to the WDEQ. Approval will include an aquifer exemption. The air quality permit for Lost Creek will be revised to account for additional surface disturbance. Certain of our earlier Sweetwater County approvals have been amended. Numerous well permits from the State Engineer’s Office will be required. It is anticipated that the remaining permits to mine amendment will be completed in 2022.

During 2016, we received all authorizations for the operation of Underground Injection Control (UIC) Class V wells at Lost Creek, and operation of the circuit began in early 2017. This allows for the onsite reinjection of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators use the RO circuits, which were installed during initial construction of the plant, to treat process wastewater into brine and permeate streams. The brine stream continues to be disposed of in the UIC Class I deep wells while the clean permeate stream is injected into the UIC Class V wells after treatment for radium. These operational procedures continue to significantly enhance wastewater capacity at the site, ultimately reducing the injection requirements of our Class I deep disposal wells and extending the life of those valuable assets.

Through our subsidiaries Lost Creek ISR, LLC and NFU Wyoming, we control the federal unpatented lode mining claims and State of Wyoming mineral leases which make up the Lost Creek Property. Title to the mining claims is subject to rights of pedis possessio against all third-party claimants so long as the claims are maintained. The mining claims do not have an expiration date. Affidavits have been timely filed with the BLM and recorded with the Sweetwater County Recorder attesting to the payment for the Lost Creek Property mining claims of annual maintenance fees to the BLM as established by law from time to time.

The state leases have a ten-year term, subject to renewal for successive ten-year terms. The surface of all the unpatented mining claims is controlled by the BLM, and we have the right to use as much of the surface as is necessary for exploration and mining of the claims, subject to compliance with all federal, state and local laws and regulations. Surface use on BLM lands is administered under federal regulations. Similarly, access to state-controlled land is largely inherent within a State of Wyoming mineral lease, with certain additional obligations to those holding surface rights on a lease-specific basis.

There are no royalties at the Lost Creek Project, except on the State of Wyoming mineral lease as provided by law. Currently, there is only limited production planned from the State lease. There is a production royalty of one percent on certain claims of the LC East Project, and other royalties on certain claims at the LC South and EN Projects, as well as the other State of Wyoming mineral leases (LC West and EN projects).

Together with the Lost Creek Project, Five Adjoining Projects Form the Lost Creek Property

The map below shows the Lost Creek Property, including the Adjoining Projects.

The LC East Project (5,750 acres) was added to the Lost Creek Property in 2011-2012. We located additional unpatented lode mining claims in 2014. Our LC East Project, as discussed elsewhere in this report, now has a source material license and awaits only the WDEQ permit to mine before all major authorizations are in hand to recover uranium at the project. The Lost Creek Report recommends that we continue to progress all remaining permit amendments to allow for future uranium recovery.

The LC West Project (3,840 acres) was also added to the Lost Creek Property in 2011-2012. The land position here includes one State of Wyoming mineral lease, in addition to the unpatented lode mining claims. We possess data related to historical exploration programs of earlier operators.

The LC North Project (6,260 acres) is located to the north and to the west of the Lost Creek Project. Historical wide-spaced exploration drilling on this project consisted of 175 drill holes. We have conducted two drilling programs at the project. We may conduct exploration drilling at LC North to pursue the potential of an extension of the MMT of the Lost Creek Project.

The LC South Project (10,200 acres) is located to the south and southeast of the Lost Creek Project. Historical drilling on the LC South Project consisted of 488 drill holes. In 2010, we drilled 159 exploration holes (total, 101,270 feet (30,867 meters)) which confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project. Also, a series of wide-spaced drill holes were part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons.

The EN Project (5,160 acres) is adjacent to and east of LC South, including unpatented lode mining claims and one State of Wyoming mineral lease. We have over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. No mineral resource is yet reported due to the limited nature of the data.

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

Texasgulf acquired the western half of what is now the Lost Creek Project in 1976 through a joint venture with Climax and identified what is now referred to as the MMT.  In 1978, Texasgulf optioned into a 50% interest in the adjoining Conoco ground to the east and continued drilling, fully identifying the MMT eastward to the current Project boundary; Texasgulf drilled approximately 412 exploration holes within what is now the Lost Creek Project. During this period Minerals Exploration Company (a subsidiary of Union Oil Company of California) drilled approximately eight exploration holes in what is currently the western portion of the Lost Creek Project. Texasgulf dropped the project in 1983 due to declining market conditions. The ground was subsequently picked up by Cherokee Exploration, Inc. which conducted no field activities.

In 1987, Power Nuclear Corporation (also known as PNC Exploration) acquired 100% interest in the project from Cherokee Exploration, Inc. PNC Exploration conducted a limited exploration program and geologic investigation, as well as an evaluation of previous in situ leach testing by Texasgulf. PNC Exploration drilled a total of 36 holes within the current Project area.

In 2000, New Frontiers Uranium, LLC acquired the property and database from PNC Exploration, but conducted no drilling or geologic studies. New Frontiers Uranium, LLC later transferred the Lost Creek Project-area property along with its other Wyoming properties to its successor NFU Wyoming. In June 2005, Ur‑Energy USA purchased 100% ownership of NFU Wyoming.

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

Uranium mineralization identified throughout the Property occurs as roll front type deposits, typical in most respects of those observed in other Tertiary Basins in Wyoming. Uranium deposits in the GDB are found principally in the Battle Spring Formation, which hosts the Lost Creek Property deposit. Lithology within the Lost Creek deposit consists of approximately 60% to 80% poorly consolidated, medium to coarse arkosic sands up to 50 ft. thick, and 20% to 40% interbedded mudstone, siltstone, claystone and fine sandstone, each generally less than 25 ft. thick. This lithological assemblage remains consistent throughout the entire vertical section of interest in the Battle Spring Formation.

Outcrop at Lost Creek is exclusively that of the Battle Spring Formation.  Due to the soft nature of the formation, the Battle Spring Formation occurs largely as sub-crop beneath the soil. The alluvial fan origin of the formation yields a complex stratigraphic regime which has been subdivided throughout Lost Creek into several thick horizons dominated by sands, with intervening named mudstones. Lost Creek is currently licensed and permitted to produce from the HJ horizon. The LC East license amendments include authorizations to recover uranium from the HJ and KM horizons, while the amendment to the Lost Creek Project will allow expansion of recovery into additional HJ horizon resource areas.

Shirley Basin Mine Site (Shirley Basin, Wyoming)

As a result of the Pathfinder acquisition, we now own the Shirley Basin Project, from which Pathfinder and its predecessors historically produced more than 28 million pounds of U3O8, primarily from the 1960s until the early 1990s. Pathfinder’s predecessors included COGEMA, Lucky Mc Uranium Corporation, and Utah Construction/Utah International. Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. After the cessation of open pit uranium mining operations at Shirley Basin in 1992, two historical resource areas on the Project were identified as potentially suitable for ISR mining. These two areas are the FAB Resource Area or FAB Trend and Area 5.

We control approximately 3,536 acres of property interests in the general area of the project which is located in central southeast Wyoming, approximately 40 miles south of the city of Casper. The project is accessed by travelling west from Casper, on Highway 220. After travelling 18 miles, turn south on Highway 487 and travel an additional 35 miles; the entrance to Shirley Basin Mine is to the east. The project is in an unpopulated area located in the northeastern portion of Carbon County, Wyoming. It is centered at approximately 42 degrees, 22 minutes north latitude and 106 degrees, 11 minutes west longitude, in T28N, R78W, within the 6th principal meridian.

The nearest airport to the project is Casper-Natrona County International Airport located just north and west of Casper, Wyoming. Both Laramie and Rawlins also have smaller regional airports. The BNSF Railroad runs through Casper, and the Union Pacific railroad runs through Medicine Bow.

Site infrastructure is excellent. A well-graded road which traverses the project and provides access from the south will be upgraded. Several support facilities remain from the historical operations, including a modular field office building and a large, heated wash and lubrication bay which is currently used for storage and equipment maintenance. A regional power transmission line (69 kV) passes through the northern portions of the project. An existing energized power line leads to a substation near the field office, and from there a currently inactive powerline (power poles only) extends to the FAB Trend. A licensed active waste disposal site for 11e.(2) byproduct material is currently operating adjacent to the fully reclaimed tailings complex.

Water supply needs are currently limited to drilling water, which is supplied by one water well capable of producing over 25 gallons per minute (gpm). Several backup water wells are also present but have not been utilized to date. The existing water wells are capable of providing sufficient supply for domestic and other potential operational requirements. Additional new and appropriately sited water source wells may be considered for future needs. Water impounded in the reclaimed mine pits is suitable for use in drilling and other non-potable uses would be available pending construction of approach ramps.

Within the project, the now permitted area (2,605 acres) consists of 1,770 acres of locatable mineral lands that we control, and which will allow us to recover uranium from both the FAB and Area 5 Resource Areas. This total consists of 1,330 acres of U.S. lode mining patents (nine patents), 370 acres of federal unpatented lode mining claims (29 claims), and 70 acres (two tracts) of fee minerals. Together with these mineral rights, we control 280 acres of additional surface access rights necessary to develop the project.

As with the Lost Creek mining claims, title to the unpatented mining claims at Shirley Basin is subject to rights of pedis possessio against all third-party claimants as long as the claims are maintained. The mining claims do not have an expiration date. Affidavits have been timely filed with the BLM and recorded with the Carbon County Clerk attesting to the payment for the mining claims of annual maintenance fees to the BLM as established by law from time to time. The surface of all the unpatented mining claims is controlled by the BLM, and we have the right to use as much of the surface as is necessary for exploration and mining of the claims, subject to compliance with all federal, state and local laws and regulations. Surface use on BLM lands is administered under federal regulations.

There are no production royalties at the FAB Resource Area. Within Area 5, approximately 202 acres are subject to a formulaic royalty interest which totals approximately 0.5%. On two other tracts at Area 5 (30 acres in the southern portion and 40 acres in the southeastern portion), uranium and associated minerals are subject to different formulaic royalties which are approximately 1%. Currently, there is no known mineral resource on these 70 acres. A 0.5% royalty was included for the resources in Area 5. Additionally, certain use fees are in place on some lands in Area 5, based upon an annual disturbance-level calculation.

All major authorizations, permits and licenses for the project have been received. Additional minor permits/authorizations will be required before operations begin; each of the remaining authorizations is routine and may commonly be obtained in days or weeks.

Shirley Basin ISR Uranium Project S-K 1300 Report

Contemporaneous with this annual report on Form 10-K, we are filing an Initial Assessment Technical Report Summary on Shirley Basin ISR Uranium Project, Carbon County Wyoming (the “Shirley Basin Report”)(March 7, 2022). The Shirley Basin Report was prepared by WWC Engineering.

Mineral resources at the Shirley Basin Project at the effective date of the Shirley Basin Report are as follows:

Shirley Basin Project - Resource Summary (December 31, 2021)

RESOURCE AREA	MEASURED			INDICATED
	AVG GRADE % eU3O8	SHORT TONS (X 1000)	POUNDS U3O8 (X 1000)	AVG GRADE % eU3O8	SHORT TONS (X 1000)	POUNDS U3O8 (X 1000)
FAB TREND	0.280	1,172	6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295
MEASURED & INDICATED				0.230	1,915	8,816

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Based on grade cutoff of 0.020 % eU3O8 and a grade x thickness (GT) cutoff of 0.25 GT.
3.	Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards.
4.	Measured and Indicated mineral resources as defined in S-K 1300.
5.	All reported resources occur below the historical, pre-mining static water table.
6.	Average grades are calculated as weighted averages.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	The point of reference for resources is in situ at the project.

Information shown in the table above may differ from the disclosure requirements of the Canadian Securities Administrators. See Cautionary Note to Investors Concerning Disclosure of Mineral Resources, above.

The Shirley Basin mineral resource estimate includes drill data and analyses of approximately 3,200 holes and nearly 1.2 million feet of historic drilling at the Shirley Basin Project. In 2014, we drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate. Because of the density of the historical drill programs, estimates were able to be made entirely in Measured and Indicated categories of resources. There is no Inferred resource category included in the estimate for Shirley Basin. Studies we conducted in 2014, as well as previous studies by Pathfinder in the late 1990s, indicate that this mineralization is amenable to ISR extraction. There is not a material change in the mineral resources estimated in the Shirley Basin report, and no material change to the mineral resource estimate year-over-year as we have neither conducted additional drilling, nor begun production operations.The Shirley Basin Report supersedes and replaces the last NI 43-101 preliminary economic analysis for the Shirley Basin Project (January 2015).

The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound for U3O8 over the life of the Shirley Basin Project, as known today and discussed in the Shirley Basin Report. The projected pricing for anticipated sales ranges from $61.68 to $66.04 per pound U3O8. The sale price for the produced uranium is based on consensus using an average of the projections of long-term pricing made by expert market analysts. We do not have current sales agreements related to production at Shirley Basin.

Additional Shirley Basin History and Geology

The Shirley Basin Project lies in the northern half of the historic Shirley Basin uranium mining district (the “District”), which is the second most prolific uranium mining district in Wyoming. Earliest discoveries were made in 1954 by Teton Exploration. This was followed by an extensive claim staking and drilling rush by several companies in 1957. Several important discoveries were made, and the first mining was started in 1959 by Utah Construction Corp. (predecessor to Pathfinder). Underground mining methods were initially employed but encountered severe groundwater inflow problems, so in 1963 Utah Construction switched to solution mining methods. This was the first commercially successful application of in situ solution mining recovery (ISR) for uranium in the U.S. In 1968 market and production needs caused Utah Construction to move to open-pit mining and a conventional mill. All production within the District after 1968 was by open-pit methods.

As described, several companies operated uranium mines within the District, however three companies were dominant. Utah Construction/Pathfinder’s efforts were focused on the northern portion of the District, while Getty was largely in the central portion, and Kerr-McGee was in the southern portion. The last mining in the District concluded in 1992 when Pathfinder shut down production due to market conditions. Total production from the Shirley Basin District was 51.3 million pounds of U3O8, of which 28.3 million pounds U3O8 came from the Utah Construction/Pathfinder operations. The uranium resources which we are planning to produce through ISR represent unmined extensions of mineral trends addressed in past open-pit mines. These extensions were targeted for recovery years ago but were not developed prior to the end of operations in 1992.

The District lies in the north-central portions of the Shirley Basin geologic province, which is one of several inter-montane basins in Wyoming created 35-70 million years ago (mya) during the Laramide mountain building event. The Basin is floored by folded sedimentary formations of Cretaceous age (35-145 mya). In the northern half of the District the Cretaceous units were later covered by stream sediments of the Wind River Formation of Eocene age (34-56 mya) which filled paleo-drainages cut into a paleo-topographic surface. The Wind River Formation was subsequently covered by younger volcanic ash-choked stream sediments of the White River and Arikaree Formations of Oligocene age (23-34 mya) and Miocene age (5-23 mya), respectively. Uranium occurs as roll front type deposits along the edge of large regional alteration systems within sandstone units of the Wind River Formation. The source of the uranium is considered to be the volcanic ash content within the overlying White River Formation and also granitic content within the Wind River Formation itself.

In the project area, the primary hosts for uranium mineralization are arkosic sandstones of the Eocene-age Wind River Formation. The White River Formation unconformably overlies the Wind River Formation and outcrops on the surface throughout most of the project, with thicknesses ranging from a thin veneer in the FAB Resource Area to over 250 ft. in Area 5. The Wind River sediments in the project area were deposited as part of a large fluvial depositional system. The lithology of the Wind River Formation is characterized by thick, medium to coarse-grained, arkosic sandstones separated by thick claystone units. Sandstones and claystones are typically 20 - 75 ft. thick. Minor thin lignite and very carbonaceous shale beds occur locally. These fluvial sediments are located within a large northwest-trending paleochannel system with a gentle 1° dip to the north (Bailey and Gregory, 2011). The average thickness of the Wind River Formation within the project is approximately 230 ft. The Main and Lower Sands of the Wind River Formation are the primary hosts to mineralization which we are currently targeting for ISR development.

The Lower Sand represents the basal sand unit of the Wind River Formation and in places lies directly above the underlying Cretaceous formations. The Main Sand typically lies approximately 15 - 25 ft. above the Lower Sand. Locally, the two sands merge where the intervening claystone unit is absent. Typical thickness of the Lower Sand ranges from 25 - 50 ft. and that of the Main Sand from 40 - 75 ft. Less dominant sands are common within the Wind River Formation. One in particular has been referred to as the Upper Sand and is present within much of the FAB Trend, lying approximately 25 ft. above the Main Sand. Claystone units are normally at least 10 ft. thick and commonly are 20 - 50 ft. thick.

Summary Information Concerning Additional Non-Material Exploration Stage Projects

In addition to the Lost Creek Property and Shirley Basin Project, the Company controls mineral properties for six additional projects in the GDB (four) and the Gas Hills Uranium District (one) in Wyoming and in Mineral County, Nevada (one, proximate to the Camp Douglas and Candelaria Mining Districts).

Each of the following described uranium exploration stage projects is 100% owned and controlled by our exploration and land holding company, NFU Wyoming, except the Lucky Mc project which is held by Pathfinder. Current mineral resource estimations for the following projects pursuant to S-K 1300 have not been completed at this time. Each of the uranium projects contains roll-front style uranium mineralization and appear to be amenable to ISR, pending further exploration and analysis at each. We have historical data on each of the properties, as well as drill data and/or other exploration data from our exploration work at several of the projects. Future exploration activities for the Wyoming uranium projects would be anticipated to be further drilling, which would proceed pursuant to Drilling Notices obtained from the WDEQ and BLM. There is no ongoing production at any of the following mineral projects. And, because of the persistent downturn in the uranium market, we have maintained our focus on operations at Lost Creek and the permitting process and development of Shirley Basin, while deferring costs of exploration at other projects.

The map below provides the location of each of the additional projects in the GDB, Wyoming, including their proximity to the Lost Creek Property.

Arrow Project is an exploration stage uranium project (10 unpatented lode mining claims; approximately 185 acres) located in Sections 30-31, T26N, R94W (Sweetwater County, Wyoming).

Lost Soldier is an exploration stage uranium project located in Sweetwater County, Wyoming on 105 unpatented lode mining claims. Located in Sections 5-8 and 17-18, T26N, R90W and Sections 1 and 11-14, T26N, R91W, the project covers approximately 1,960 acres.

North Hadsell Project is an exploration stage uranium project, comprising 203 unpatented lode mining claims located in Sections 3-5 and 8-10, T26N, Range 91W (Sweetwater County) and Sections 31-34, T 27N, R91W and Sections 21-23, 25-28, 33-34 and 36 T27N, R92W (Fremont County) in Wyoming. The project controls approximately 3,970 acres.

RS Project is an exploration stage uranium project of 54 unpatented lode mining claims totaling an area of approximately 920 acres, located in Sections 6 and 7, T27N, R92W and Sections 1 and 2, T27N, R93W.

Our Lucky Mc Project is located in the Gas Hills Uranium District, Fremont County, Wyoming. An historic mine site, Pathfinder holds 100% mineral interests at the project through three mineral patents (totaling approximately 970 acres) located in Sections 2 and 3, T32N, R90W, and Sections 21, 22-27 and 35, T33N, R90W; two State of Wyoming mineral leases (together, approximately 410 acres) located in Section 36, T33N, R90W, Section 1, T32N, R91W; and Sections 6 and 7, T32N, R90W; and two unpatented lode mining claims (together, approximately 40 acres) located in Section 6, T32N, R90W and Section 1, T32N, R91W. In 2021, the historic permit to mine was terminated and related reclamation bond and obligations released. Further exploration or development would be accomplished through Drill Notices and routine permitting and licensing through the WDEQ and/or BLM.

Our exploration stage gold project, the Excel Project, is located in west-central Nevada, and currently comprises 118 unpatented lode mining claims (~2,400 acres) in Sections 9, 10, 20-22, 26-29, T5N, R34E. The Excel Project is also 100% held by NFU Wyoming. The project is located within the Excelsior Mountains, in Mineral County, Nevada. We have historical geologic data, as well as data obtained through early-stage field programs including rock sampling, geochemical soil sampling and drill programs, together with geophysical studies. Further drilling would require additional notice-level permits or plan of operations obtained from the BLM.

Royalty Interest

The Company holds a one percent uranium mineral royalty interest related to the Lance Uranium ISR Project, held by Strata Energy, and other lands in Crook County, Wyoming. The Lance Project has been in production since 2015, though at considerably reduced operations levels in recent years due to the current uranium market. No royalty payments were received in 2020 or 2021; payments were received twice in 2019. Although the Lance Project has been in production for several years, it would be considered an exploration stage property as the parent company (not a U.S. registrant) reports only mineral resources and not mineral reserves.

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. On a global basis, this competition also includes a significant number of state-owned or sponsored entities. Because of the greater financial resources of these companies, competitive bid processes on off-take sales agreements remain difficult. Beyond that, in the U.S., the competitive bid process for other contracts and opportunities is and will be challenging; this competition extends to the further acquisition and development of properties. Additionally, these larger (or state-owned) companies have greater resources to continue with their operations during periods of depressed market conditions.

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

End of year:	2016	2017	2018	2019	2020	2021
Spot price (US$)	$20.25	$23.75	$27.75	$24.93	$30.20	$42.05
LT price (US$)	$30.00	$31.00	$32.00	$32.50	$35.00	$42.75

End of month:	30-Sep-21	31-Oct-21	30-Nov-21	31-Dec-21	31-Jan-22	28-Feb-22	03-Mar-22
Spot price (US$)	$42.60	$45.20	$45.75	$42.05	$43.08	$48.75	$50.75
LT price (US$)	$42.50	$43.00	$43.00	$42.75	$42.88	$43.88	$43.88

The long-term price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 36 months), and quantity flexibility (up to ±10%) considerations.

Strong competition in the uranium industry is also felt in the pursuit of qualified personnel and contractors, drill companies and equipment, and other equipment and materials. As the industry is revitalized through changes in market pricing, establishment of the national uranium reserve or other fundamental changes in the uranium market, this type of competition for expertise, staffing and equipment is anticipated to become more serious. Additionally, in Wyoming, competition for qualified labor inter-industry will become more challenging if oil prices remain high and other renewable energy projects maintain or increase staffing levels.

Government Regulations

As set forth above, our operations at Lost Creek and our other projects in Wyoming and elsewhere where exploration, development and operations are taking place, are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws and regulations govern exploration, development, production, various taxes, labor standards, occupational health and safety including radiation safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Compliance with these laws and regulations imposes substantial costs on us and may subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. Compliance with all current regulations, including but not limited to the environmental and safety regulatory schemes, is an integral part of our day-to-day business, management and staff commitment and expenditures. The costs attendant to compliance are understood and routinely budgeted and are generally comparable to those of other U.S. uranium companies and other natural resources companies in the U.S. and Canada. It should be noted that environmental protections and regulatory oversight thereof vary significantly outside North America, particularly in Kazakhstan and Russia, where state-owned enterprises operate with only very limited regulatory oversight related to environmental and worker safety.

Mineral exploration and development activities, as well as our uranium recovery operations, are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Mineral exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Mineral extraction operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. The posting of a performance bond and the costs associated with our permitting and licensing activities requires a substantial budget and ongoing cash commitments. In addition to pursuing ongoing permitting and licensure for new projects and additions to our existing Lost Creek Project, these expenditures include ongoing monitoring (e.g., wildlife, groundwater and effluent monitoring) and other activities to ensure regulatory and legal compliance, as well as compliance with our permits and licenses. Costs for these activities may increase and we may be required to increase compliance activities in the future, which might further affect our ability to expand or maintain our operations.

Environmental Regulations

As set forth above, our mineral projects are the subject of extensive environmental regulation at federal and state levels. Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. The National Environmental Protection Act (“NEPA”) affects our operations as it requires federal agencies to consider the significant environmental consequences of their proposed programs and actions and inform the public about their decision making. The required process of NEPA may take many months or even years to complete. While the NEPA regulations were extensively revised and modernized in 2020 (the “2020 Rules”) in generally positive and pragmatic ways, they are the subject of several litigation challenges as well as new, phased amendment to the 2020 Rules. In October 2021, the Council on Environmental Quality (“CEQ”) published its Phase 1 Notice of Proposed Rulemaking which has been followed by public comment. The intent of the phased revisions is to generally restore regulatory provisions that were in effect prior to the 2020 Rules. CEQ also issued an Interim Final Rule in June 2021 which delays the deadline for federal agencies to develop their NEPA implementing procedure for the 2020 Rules.

In general, our exploration and production activities are subject to certain federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities substantially and may prevent or delay the commencement or continuance of a given operation. Because compliance with current laws and regulations is an integral part of our industry and business it has not had a materially adverse effect on our operations or financial condition to date in relation to our U.S. peers. Specifically, we are subject to legislation and regulations regarding radiation safety, emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, the law requires well and facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities.

State of Wyoming

As discussed elsewhere in this report, we are regulated by multiple divisions of the State of Wyoming Department of Environmental Quality (LQD, WQD, AQD and URP), the State Engineer’s Office and other State agencies. As a State program with delegated authority of the NRC, the URP will adopt future regulations and rulemakings of the NRC on a time-to-time basis. On December 16, 2019, NRC staff issued SECY‑19‑0123 Regulatory Options for Uranium In Situ Recovery Facilities which provided recommendations to the NRC Commissioners on how to regulate the in situ uranium mining industry. Following review, the NRC Commissioners instructed staff to begin a narrowly focused rulemaking for in situ milling. NRC staff, in close consultation with agreement state programs, including Wyoming’s, drafted a rule for Commission review and, thereafter, public comment. Once promulgated, all agreement state programs which regulate uranium milling will be required to adopt the final rule. The timing of the final rule is unknown but is expected within the next one to two years.  The rulemaking is expected to be narrow in scope and consistent with current practices and is therefore not expected to have a material effect on our operations.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency (the "EPA"), the individual states administer some or all the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

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

Our Employees

At December 31, 2021, Ur-Energy USA had ten regular full-time employees, in its Littleton, Colorado office (six) and Wyoming offices (four). Additionally, Ur-Energy USA Inc. has two part-time employees. At that date, Lost Creek ISR, LLC employed 11 people on a full-time regular basis at the Lost Creek Project near Wamsutter, Wyoming. None of our other subsidiaries had employees in 2021. Ur-Energy Inc. had no employees during 2021.

The foregoing employment figures follow several reductions in force implemented in recent years. We have reduced our staff and management levels since 2016, due to reduced and controlled production operational levels at Lost Creek. As discussed elsewhere in this report, those reduced operations are due to persistently challenged uranium market conditions and the need to optimize operational costs. Through several reductions in force, we have focused on retaining our most experienced staff with diverse skill sets who will be best able to maintain safe, compliant operations in the short term and assist us to ramp up to full production operations when conditions warrant. We were pleased in 2021 to be able to hire several prior employees, including three who were subject to earlier reductions in force.

Particularly since the last reduction in force, extensive cross-training has been completed at Lost Creek, which has facilitated better, safer operations, and has protected us against material impact or interruption due to quarantine following COVID exposure or isolation of positive-tested employees. Importantly, the additional cross-training of our already experienced staff should enable a smoother transition to full production operations with more knowledgeable trainers of new hires. Subsequent to year end, we have moved three temporary employees at Lost Creek into full-time regular positions to continue to optimize operations as well as progress the wellfield drilling and construction programs in Lost Creek’s MU2.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1300, Ottawa, Ontario K1P 6L5. Our U.S. corporate headquarters is located at 10758 West Centennial Road, Suite 200, Littleton, Colorado, 80127. We maintain a corporate and operations office at 1478 Willer Drive, Casper, Wyoming 82604. Lost Creek operational offices are located at 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336.

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

We will furnish copies of such reports free of charge upon written request to our Corporate Secretary:

Ur-Energy Inc.

Attention: Corporate Secretary

10758 West Centennial Road, Suite 200

Littleton, Colorado 80127

Telephone: 1-866-981-4588

Email: legaldept@ur-energy.com

Additionally, our corporate governance guidelines, Code of Ethics and the charters of each of the standing committees of our Board of Directors (“Board”) are available on our website at https://www.ur-energy.com/investors/corporate-governance. We will furnish copies of such information free of charge upon written request to our Corporate Secretary, as set forth as above.

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

Risk Factors Related to the Uranium Markets and Nuclear Fuel Cycle Industries

Largely unrestricted imports from state-owned enterprises continue to challenge the U.S. uranium industry, and the Congressionally mandated national uranium reserve has not yet been established.

In 2020-2021, numerous events occurred which separately and together have resulted in higher uranium spot prices, including suspensions in production operations related to the COVID pandemic and the emergence of multiple new purchasers of significant U3O8 inventories including miners and developers, and financial and physical funds. While the spot market pricing has been affected positively by these developments, term contracting by U.S. utilities has remained at lower volumes and prices which do not incentivize a return to production by uranium recovery facilities. Overall, the global uranium market continues to be characterized by production levels and sales priced in and for countries such as Russia, Kazakhstan and Uzbekistan which continue to adversely affect the U.S. uranium production industry. China is also aggressively expanding its role in the global uranium mining markets and in the rest of the nuclear fuel cycle. If U.S. imports from government-subsidized production sites remain unchecked on a continuing basis, without other relief, there could be a significant continuing negative impact to the uranium market which could adversely impact the Company’s future profitability.

In December 2020, Congress called for the establishment of a national uranium reserve and provided initial funding for the program of $75 million for FY2021. The Department of Energy (“DOE”) was directed to establish plans for the reserve program. To date, DOE has not established the reserve program, nor announced the timing for or specific parameters of the program. While we understand that the first year’s appropriation was advanced for use in FY2022 and that the DOE is expected to proceed with the program, much uncertainty remains with respect to the program and our possible role in it. Furthermore, based upon DOE’s requests of stakeholders for information to assist with the development of the program, it is uncertain whether the program will be established as the long-term reserve that was envisioned by the U.S. Nuclear Fuel Working Group and Congress. In addition to the continuing uncertainty of the timing and outcome of the establishment of the reserve, the Company’s efforts seeking relief for the industry beginning with the Section 232 Trade Action may have resulted in unintended negative reactions resulting in adverse effects to our business relationships with consumers of uranium.

Our term sales contracts for our production have expired. We may be unable to secure new term sales contracts on suitable terms and conditions, and the spot market does not currently support full production operations at Lost Creek.

Our term sales contracts, which historically resulted in uranium sales at prices in excess of spot prices, have been completed. If market conditions do not improve, allowing uranium prices to increase and be sustained at higher levels, we may be further delayed in ramping up our operations at Lost Creek or constructing to begin operations at Shirley Basin. If the U.S. utilities do not move away from near-total reliance on imported product from Russia, Kazakhstan and other state-supported operations, or unless prices improve, we do not expect to execute sales agreements at favorable prices with U.S. utilities in the near future. Whether or when a national uranium reserve program will be established, and a bid process initiated, remains uncertain, as does our role in that program. When we will be successful in obtaining contracts at pricing and delivery volumes that will sustain full production operations also is uncertain. Failure or delay in securing new term sales contracts on suitable terms could adversely impact our operations and mining activity decisions, and resulting cash flows and income.

The uranium market is volatile and has limited customers.

The price of uranium is volatile, has experienced and may continue to experience significant price movements over short periods of time. Following recent lows at or below $20.00 per pound, spot pricing in the past two years demonstrates this volatility: at January 1, 2020, the price of U3O8 was $24.93 per pound and at December 31, 2021, the price was $42.05 per pound U3O8. Factors beyond our control affect the market, including demand for nuclear power; changes in public acceptance of nuclear power generation; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; changes in governmental regulations; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved production methods; the future viability and acceptance of small modular reactors or micro-reactors and the related fuel requirements for this new technology; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste; and global economics, including currency exchange rates, interest rates and expectations of inflation. Any future accidents, or threats of or incidents of war, civil unrest or terrorism, at nuclear facilities are likely to also impact the conditions of uranium mining and the use and acceptance of nuclear energy. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties, cannot accurately be predicted.

The uranium industry is highly competitive and nuclear energy competes with other energy sources.

The national and international uranium industry is small and highly competitive. Our activities are directed toward the exploration for, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures we made will result in discoveries of commercial quantities of uranium production. There is aggressive competition within the uranium mining industry for the discovery, acquisition and development of properties considered to have commercial potential. We compete with other companies for the opportunity to participate in promising projects, many of which competing entities have greater financial resources than we have and/or are state-sponsored entities. Similarly, we market our product in competition with supplies from a very limited number of competitors, most of whom currently are state-sponsored operations producing at lower, subsidized costs.

Nuclear energy competes with other sources of energy, including natural gas, oil, coal, hydroelectricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, and their relative availability and cost may result in lower demand for uranium concentrate and uranium conversion services. Technical advances in and government support and subsidies for renewable energy sources could make these forms of energy more viable and have a greater impact on nuclear fuel demands. Further, the growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power, whether through increased regulation or otherwise.

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

Our future business prospects are tied to the electrical utility industry in the U.S. and worldwide. Continuing fundamental changes in the utility industry, particularly in the U.S. and Europe, are expected to affect the market for nuclear and other fuels for years to come and may result in a wide range of outcomes including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of the nuclear technology as a means of generating electricity. Unique political and public perception factors impact the nuclear fuel cycle industries, including uranium miners. Some government entities and non-governmental organizations continue to aggressively oppose certain mining activities including specifically uranium recovery. These actions may affect our operations even if the opposition is directed at entities or projects unrelated to our Company. Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry. Following the events of March 2011 in Fukushima Japan, worldwide reaction called into question the public’s confidence in nuclear energy and technology, the impacts of which continue in many countries a decade later. Additionally, media coverage about uranium production and nuclear energy may be inaccurate or non-objective and further negatively impact public perception of our industry.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities increasingly expensive, and may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation continue to evolve in ways which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, increased reclamation obligations and attendant costs (and costs of bonding), and a heightened degree of responsibility for companies and their officers, directors and employees. Various regulatory actions related to the protection of the greater sage-grouse, for example, are ongoing. Recurring consideration of additional EPA rulemakings, CERCLA revisions and other changes and further restrictions, including within the regulations promulgated pursuant to the General Mining Law, could have significant impact on our projects. Moreover, compliance with environmental quality requirements, reclamation laws and other restrictions imposed by federal, state and local authorities may require significant capital outlays and consume additional staff and management time, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties, and mining and energy production activities have occurred on or near certain of our properties. If such historic activities have resulted in releases or threatened releases of deregulated substances to the environment, or historic activities require remediation, potential liability may exist under federal or state remediation statutes for which we may be inadequately bonded or insured.

Risk Factors Related to our Mining Operations

Our mining operations involve significant hazards, a high degree of risk and the possibility of uninsured losses.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where production activities commenced in 2013. Our operations at Lost Creek, which is a remote site in south-central Wyoming, and at other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during winter weather conditions. Additionally, these operations are subject to perceived risks, as well as all the hazards and risks, normally encountered in the production of uranium by in situ methods of recovery, such as water management and treatment, including wastewater disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and availability of parts, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, and natural disaster (e.g., fire, tornado), any of which could result in damage to, or destruction of, production facilities, damage to life or property, environmental damage and possible legal liability. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under SEC Sub-part 1300 of Regulation S-K (“S‑K 1300”) or Canadian National Instrument 43-101 (“NI 43-101”). See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only. We have established the existence of uranium resources for certain uranium projects, including at the Lost Creek Property. We have not established proven or probable reserves, as defined under S-K 1300 or NI 43-101, through the completion of a feasibility study, for any of our uranium projects, including the Lost Creek Property. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan to utilize ISR mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that we have produced U3O8 at the Lost Creek Project since 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

We have been in production operations since 2013 and are depleting the estimated mineral resource at Lost Creek, which remains our only uranium recovery operation. As a result, we must be able to continue to conduct exploration and develop additional mineral resources. While there remain large areas of our Lost Creek Project which require additional exploration, we will need to continue to explore all project areas of the Lost Creek Property and our other mineral properties in Wyoming, or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but such estimates may not be correct.

Our property title and rights may be uncertain and could be challenged.

Although we have obtained title opinions with respect to certain of our properties, there is no guarantee that title to any of our properties will not be challenged or impugned. Third parties may have valid claims underlying portions of our interests. Our mineral properties in the U.S. consist of leases covering state lands, unpatented mining claims and millsite claims, and patented mining claims and lands. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals. We are allowed to use the surface of the public lands solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements. Certain of the changes which have been proposed in recent years to amend or replace the General Mining Law, could also have an impact on the rights we currently have in our patented and unpatented mining claims. Similarly, we believe that we have necessary rights to surface use and access in areas for which we have mineral rights other than pursuant to a federal unpatented mining claim. Those rights may also be challenged, resulting in delay or additional cost to assert and confirm our rights. We have taken or will take appropriate curative measures to ensure proper title to our mineral properties and rights in surface use or access, where necessary and where possible.

Our mining operations are subject to numerous environmental laws, regulations and permitting requirements and bonding requirements that can delay production and adversely affect operating and development costs.

Our business is subject to extensive federal, state and local laws governing all stages of exploration, development and operations at our mineral properties, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, endangered species protections, and other matters. Exploration, development, and production operations are also subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, and particularly standards with respect to uranium recovery, to monitor the discharge of wastewater and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation. Many of these laws and regulations have tended to become more stringent over time, which appears will continue to be the trend in coming years. Any change in such laws could have a material adverse effect on our financial condition, cash flow or results of operations. There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. Further, there is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted.

Our operations require licenses and permits from various governmental authorities. We believe we hold all necessary licenses and permits to carry on the activities which we are currently conducting or propose to conduct under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities (or amendments to expand or alter existing operations), including constructing mines, milling or processing facilities and commencing or continuing exploration or mining activities or operations at any of our properties. In addition, if we proceed to production on any other property or new geologic horizon, we must obtain and comply with permits and licenses which will contain specific operating conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any and all such conditions. The ability to timely obtain all required authorizations may become more of an issue with regulatory agencies facing staffing challenges similar to those our industry is encountering, as experienced staff retire or leave government, including those with highly specialized knowledge specific to uranium recovery and radiation safety.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

Members of the U.S. Congress have repeatedly introduced bills which would materially amend or replace the provisions of the General Mining Law, including certain such bills proposed as recently as 2021. Such bills have proposed, among other things, to (i) significantly alter the laws and regulations relating to uranium mineral development and recovery from unpatented and patented mining claims; (ii) impose a federal royalty on production from unpatented mining claims and/or impose other taxes or additional fees on the use or occupancy of federal lands; (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life; (iv) convert in part or in whole the existing land holdings program, requiring unpatented mining claims to be taken to lease in a new program under certain circumstances and imposing other circumstances in which the unpatented mining claim would have to be abandoned; (v) limit the mineral property holdings of any single person or company under various stages from prospecting through operations; (vi) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vii) allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. mining laws; (viii) eliminate or greatly limit the right to a mineral patent; and (ix) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.

If enacted, such legislation could, among other effects, change the cost of holding unpatented mining claims or leases or the duration for which the claims or leases could be held without development, and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict at this point what any legislated royalties might be, implementation could adversely affect the potential for development of mineral properties, as well as the economics of existing operating mines. Passage of such legislation could adversely affect our financial performance, including that proposals imposing a royalty or otherwise impacting holding and operational costs of mining claims, if passed, could render mineral projects or existing mines uneconomic.

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

We depend on services of our management, and key personnel, contractors and service providers, and the timely availability of such individuals and providers cannot be assured now or during a ramp-up.

Successful implementation of our business plan and operations is dependent upon our management team and experienced staff, some of whom are approaching retirement age. From time to time, we may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel, and we will need to hire additional employees if and as we ramp-up Lost Creek operations and as we develop the Shirley Basin Project. Timely availability of staffing and retention of contractors cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees, including where we compete with higher paying energy jobs, and for the remote locations for which employees and contractors are needed. As well, the skilled professionals with expertise in geologic, engineering and process aspects of uranium in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few such professionals with both expertise and experience. The sustained downturn of the uranium production industry in the past several years makes these challenges even more pronounced. Even with return to full production operations, we will be dependent on the continued service of a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

The SEC’s adoption of S-K 1300 may result in changes to our existing technical reports and mineral resources, and will result in increased compliance costs.

S-K 1300 has replaced Industry Guide 7 and requires us to disclose specific information related to our material mining operations, including concerning our reported mineral resources at Lost Creek and Shirley Basin in existing NI 43-101 technical reports. While S-K 1300 has similarities with NI 43-101, we have conformed our existing technical reports to comply with both S-K 1300 and NI 43-101, which will result in revisions to certain aspects of existing reports and will add to our compliance costs.  Also, disclosures under S-K 1300 are subject to currently unknown interpretations. We are unable at this time to predict the nature of any future enforcement, interpretation, or application of S-K 1300 by the SEC. Any additional revisions to, or interpretations of, S-K 1300 could also result in additional time and possibly unforeseen cost associated with compliance.

Our results of exploration and ultimate production are highly uncertain.

The exploration for, and development of, mineral deposits involves significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines, and for those which are developed, there may be longer timelines, delays and greater than estimated costs to advance to production. Major expenses may be required to establish mineral resources or reserves, to develop metallurgical processes and to construct mining and processing facilities at a site. It is impossible to ensure that our current exploration and development programs will result in profitable commercial operations; this is true for our Excel gold project as well as our uranium properties.

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

Although we play an important role in addressing climate change with our production of uranium to fuel carbon-free nuclear power, we, too, may be subject to risks associated with climate change which could harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions may have a potentially serious impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, or alter the supply of electricity to our Lost Creek Property. Impacts may affect worker productivity at our projects. Should any impacts of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

As an ISR uranium producer, we maintain a comparatively light environmental footprint. Nonetheless, certain environmental impacts are inevitable from all mineral exploration and development. U.S., Canadian, and other international legislative and regulatory action intended to ensure the protection of the environment are continually changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Transitioning our business to meet regulatory, societal and investor expectations may cause us to incur lower economic returns than originally estimated for new projects and development plans of existing operations. While we continue to monitor and assess all new policies, legislation and regulations regarding such matters, we currently believe that the impact of any such legislation on our business is unlikely to be material. We cannot, however, assure that our efforts to mitigate the impact of such laws or regulations will be successful.

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

We prepare estimates of annual and future production, the attendant production and operational costs and required working capital for such levels of production, but there is no assurance that we will achieve those estimates. These types of estimates are inherently uncertain and may change materially over time. Operational cost estimates are affected by changes in production levels and may be affected by current inflation and cost-of-goods due to supply chain issues as well as the possible need to utilize a greater level of contractor services if required staffing is unavailable or cannot timely be hired and trained. Availability and consistent pricing of materials necessary in the installation of wells, surface production equipment, associated infrastructure, chemicals for processing and, expendable materials related to operations, can be variable depending on economic conditions locally and worldwide and may force changes in operations and timing of resource production. Under current circumstances of pandemic-related supply chain issues, this is particularly true. In addition, we rely on certain contractors related to the installation of wells and technical services associated with that installation. Their availability or cost of service can change depending on other local market conditions and may therefore affect the installation and production rates of mining.

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

Our Common Shares are listed on the NYSE American and we are subject to its continued listing requirements, including maintaining certain share prices and a minimum level of shareholder equity. The market price of our common shares has been and may continue to be subject to significant fluctuation. If we are unable to comply with the NYSE American continued listing requirements, including its trading price requirements, our common shares may be suspended from trading on and/or delisted from the NYSE American. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. The delisting of our common shares from the NYSE American may materially impair our shareholders’ ability to buy and sell our common shares and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares. In addition, the delisting of our common shares could significantly impair our ability to raise capital.

Further, if our common shares were delisted from the NYSE American, they might be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt pursuant to SEC regulations, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common shares were determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common shares and an investor may find it more difficult to acquire or dispose of our common shares on the secondary market. These factors could also significantly negatively affect the market price of our common shares and our ability to raise capital.

The trading price of our common shares may experience substantial volatility.

The market price of our common shares has experienced and may continue to experience substantial volatility that is unrelated to the Company's financial condition or operations. The trading price of our common shares may also be significantly affected by short-term changes in the price of uranium. The market price of the Company's securities is affected by many other variables which may be unrelated to our success and are, therefore, not within our control. These include other developments that affect the market for all resource sector-related securities, the breadth of the public market for the shares and the attractiveness of alternative investments market reaction to the estimated fair value of our portfolio; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common shares by existing shareholders. The effect of these and other factors on the market price of the common shares is expected to make the price of the common shares volatile in the future, which may result in losses to investors.

You may experience future dilution as a result of additional equity offerings.

To raise additional capital, we may in the future offer additional Common Shares or other securities convertible into or exchangeable for our common shares at prices that may not be the same as the price per share as the shares an investor has previously purchased, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders.

We may be a passive foreign investment company and there may be adverse U.S. federal income tax consequences to U.S. shareholders under the passive foreign investment company rules.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2021 and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our common shares. Gain realized upon a disposition of our common shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges. Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

We will use commercially reasonable efforts to make available to U.S. shareholders, upon their written request for each year in which the Company may be a PFIC, a PFIC annual information statement with respect to the Company and with respect to each such subsidiary that we determine may be a PFIC.

Special adverse rules that impact certain estate planning goals could apply to our common shares if we are a PFIC. Each U.S. shareholder should consult its own tax advisor regarding the U.S. federal, state and local consequences of the PFIC rules, and regarding the QEF and mark-to-market elections.

General Risk Factors

The impacts of the COVID pandemic are likely to continue throughout 2022 and specific impacts to our Company, including those related to health and safety of our staff and supply chain issues, remain uncertain.

The COVID pandemic has had a significant negative impact generally on the global economy and commodity and equity markets, and the outlook remains uncertain with variants of the virus evolving and continuing to affect most parts of the world. The pandemic poses risk to our business and operations, and could adversely impact our operations, business, and financial condition if our employees, regulators, suppliers or other business partners are prevented from conducting routine operations for periods of time. In addition to our other statements of the risks attendant to the pandemic, the ongoing and evolving impact to global supply chains may pose additional risk to our operations, particularly when we ramp up production operations.

While we continue to monitor these conditions, including government restrictions on movement and operations, and the availability and distribution of the COVID vaccines, it is impossible to predict the extent of any such impact or the levels of success of responsive actions to impacts, including supply chain impacts, as the circumstances continue to evolve, sometimes in unforeseeable ways. We are a highly regulated industry and while the regulators are available to address operational impacts from illness, governmental restrictions and other effects, it remains uncertain whether all impacts can be timely addressed with our operations and with the regulators. We are and will remain fully engaged with our employees in our efforts to protect their health and safety.

To the extent the COVID pandemic may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described throughout this Item 1A, such as timely and economically available labor and supplies, and those relating to our ability to access additional capital, which could negatively affect our business. Because of the highly uncertain and dynamic nature of events relating to the COVID pandemic, it is not currently possible to estimate the continuing or future impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID situation closely.

Our insurance coverage, bonding surety arrangements and indemnifications for our inventory could be insufficient or change in adverse ways in the future.

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

Additionally, we utilize a bonding surety program for our regulatory, reclamation and restoration obligations at Lost Creek and the Pathfinder Mines sites. Availability of and terms for such surety arrangements may change in the future, resulting in adverse effects to our financial condition. Also, we have contractual arrangements with the licensed uranium conversion facility for weighing and storage of our product inventory. Possible loss of or damage to our inventory may not be fully covered by our agreements, indemnification obligations or insurance. And, with relation to the conversion facility, the storage arrangements may not be extended indefinitely, creating greater costs or other impact to our product inventory. Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with the conversion facility.

We are subject to risks associated with litigation, governmental or regulatory investigations or challenges, and other legal proceedings.

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation, arbitration  or other proceedings. Additionally, it is possible that we may find ourselves involved directly or indirectly in legal proceedings, in the form of governmental or regulatory investigations, administrative proceedings or litigation, arising from challenges to regulatory actions as described elsewhere in this annual report. Such investigations, administrative proceedings and litigation related to regulatory matters may delay or halt exploration or development of our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, ability to operate, results of operations or our property development.

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risk associated with implementation and integration.

We depend upon information technology systems in a variety of ways throughout our operations. Any significant breakdown of those systems, whether through virus, cyber-attack, security breach, theft, or other destruction, invasion or interruption, or unauthorized access to our systems, by employees, others with authorized access to our systems or unauthorized persons, could negatively impact our business and operations. These threats are increasing in number and severity and broadening in type of risk, including most recently with the Russian declaration of war against the Ukraine and cyber attacks ongoing in that context, which may broaden. To the extent that such invasion, cyber-attack or similar security breach results in disruption to our operations, loss or disclosure of, or damage to, our data and particularly our confidential or proprietary information, our reputation, business, results of operations and financial condition could be materially adversely affected. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we potentially could be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. Our systems, internal controls and insurance for protecting against such cyber security risks may be insufficient and it is increasingly difficult to fully mitigate against these threats as they are ever changing. Additionally, we assess possible threats to our third-party providers when they may be provided confidential and proprietary information to complete work in our behalf. While we seek assurances from those parties that they will maintain such confidential and proprietary information in confidence, including by virtue of having systems and processes in place to protect such data, those service providers may also be subject to data compromise. Any compromise of our confidential data or that of our customers, suppliers, employees or others with whom we do business, whether in our possession or that of our service providers, could substantially disrupt our operations, harm our customers, suppliers, employees and others with whom we do business, damage our reputation, violate applicable law, subject us to potentially significant cost and liabilities which could be material. Although to date we have experienced no such attack resulting in material losses, we may suffer such losses at any time in the future. We may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate, restore or remediate any information technology security vulnerabilities.

We may also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. If we are unable to successfully implement system upgrades or modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on our business, financial condition and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

We may develop conflicts of interest with other mining or natural resource companies with which one of our directors may be affiliated. Our directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Certain of our directors are also directors of other companies that are engaged in similar mining or natural resources businesses, namely the acquisition, exploration, and development of mineral properties. Such other associations may give rise to conflicts of interest from time to time. One of the possible consequences will be that corporate opportunities presented to a director may be offered to another company with which the director is associated and may not be made available to us. Conflicts of interest may also include decisions on how much time to devote to the business of our company. Our Code of Conduct provides guidance on conflicts of interest and our directors are required to act in good faith, to make certain disclosures and to abstain from voting on decisions in which they may have a conflict of interest.

Acquisitions and integration may disrupt our business, and we may not obtain full anticipated value of certain acquisitions due to the condition of the markets.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisition would be accompanied by risks, including: a significant change in commodity prices after we commit to complete a transaction and established the purchase price or share exchange ratio; a material mineral deposit may prove to be below expectations; difficulty integrating and assimilating the operations and personnel of an acquired company, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be able to conclude any acquisitions successfully, or that we would be successful in overcoming these risks or other problems encountered in connection with such an acquisition.

The Russian invasion of Ukraine is recent and the implications on the global economy, energy supplies, and the uranium and nuclear fuel market are uncertain but may prove to negatively impact our operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. In addition to the possible adverse effects on the global economy, the war may result in impacts felt more directly by the nuclear fuel industries and uranium producers specifically. While the imposition of sanctions and counter sanctions may have an adverse effect on energy and economic markets generally, the vast reliance by the U.S. and other nations on uranium exported from Russia and Russian-controlled or influenced sources, including Kazakhstan and Uzbekistan, could result in an even greater impact related to global supply and pricing. While in the short-term such a reordering of global supply could result in higher uranium prices, the long-term impact on the global demand for uranium is uncertain and may be negative.

To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cyber-security, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business. Because of the highly uncertain and dynamic nature of these events, it is not currently possible to estimate the impact of the Russian – Ukraine war on our business.

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

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of March 3, 2022, we had 217,193,664 Common Shares issued and outstanding; there are no preferred shares are issued and outstanding. We estimate that we have approximately 7,660 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2021 and 2020, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2021.

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

Industry and Market Update

Throughout 2021, we saw increased understanding globally that nuclear energy is a critical element to successfully address climate change. Growing numbers of countries are making commitments to net-zero emissions, including on more accelerated schedules than previously targeted. In the process, many nations and large companies are endorsing nuclear energy to meet such objectives, recognizing the safety, reliability, and economic advantages nuclear presents. Supply-demand fundamentals continue to strengthen with the supply gap widening as secondary inventories decline while projections are for sustained growth of nuclear power through traditional uses and the construction of advanced reactors of various types. This support, and projections for sustained growth of nuclear power globally in coming years, has incentivized investment in the fuel cycle industries, through legislative programs and private and industrial capital.

These market influences were accompanied by significant developments in 2021 among purchasers of uranium. In addition to the financial firms, ETFs and uranium producers and developers which purchased substantial uranium inventories in 2021, the newly formed Sprott Physical Uranium Trust began making significant purchases of uranium mid-year, as well as establishing the means in the equity markets to raise more than $3 billion for such purchases. In 2021 Q4, the most recent participant in the long-term investment in uranium was the physical uranium fund formed by Kazakhstan, including Kazatomprom, the national uranium operator of Kazakhstan. Together, these 2021 market developments led to significant improvements in uranium pricing, from which the uranium equities generally benefitted.

Additionally, in the U.S., Congress approved the FY2021 DOE budget, in December 2020, appropriating $75 million for the establishment of a new national uranium reserve through which DOE is to purchase domestically produced uranium. As contemplated by Congress and the U.S. Nuclear Fuel Working Group Report (April 2020), the reserve will be a 10-year program. We understand the appropriated funding was extended for use in FY2022. If budget appropriations are secured annually and the program is implemented in a timely fashion, these purchases would provide direct support to the front end of the fuel cycle and help re-establish the United States’ critical capabilities.

In 2021, DOE published a request for information (“RFI”) for stakeholders to respond with data and input to support and define the establishment of the uranium reserve. DOE has reviewed and compiled the responses and, in February 2022, published a summary of those responses. Notably, DOE affirms its intention “to follow Congressional direction to implement this program,” making clear it will not consider comments received in the RFI process which suggest DOE should not implement the mandated program. DOE has not yet publicly announced a timeline of the remaining process to launch the reserve program, presumably with initial requests for proposal for the purchase and sale of domestically produced uranium.

Additionally, throughout much of its first year, the Biden Administration has prioritized climate change initiatives and its leaders have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which will support nuclear energy and the nuclear fuel cycle industries. Having persevered through many years of suppressed low pricing, including the threats to overall market stability created by foreign state-sponsored producers, U.S. uranium miners are seeing signs of increased bipartisan support for nuclear energy in Washington. Also, it appears that the U.S. utilities are beginning to understand the need for supply diversity in light of supply disruptions, general market conditions and geopolitical realities.

The Infrastructure Investment and Jobs Act (“ACT”), signed into law on November 15, 2021, contains a number of provisions supporting nuclear energy including, most importantly, a $6 billion Civil Nuclear Credit Program designed to prevent the premature closure of nuclear power plants. Nuclear power plants utilizing domestically sourced uranium products will be given priority funding under this program. The DOE is aggressively advancing the Civil Nuclear Credit Program and issued an RFI on February 15, 2022, with the expectation that a request for proposal will follow as early as mid-year 2022.

The Act also supports the Advanced Reactor Demonstration Program, the demonstration of clean hydrogen hubs including hubs powered by nuclear, advanced reactor siting feasibility studies for isolated communities and other nuclear based programs. When successfully implemented, the Act will extend the life of existing reactors and potentially expand uses for nuclear technology, both of which will result in stronger demand for uranium-based fuel.

As a result of these and other developments in the U.S. and abroad, uranium pricing increased significantly in 2021. Spot market prices experienced a 40% increase, year over year, with highs as much as 70% above early-2021 lows. While lagging behind spot price increases, term pricing increased by more than 20% over 2020 prices, with an increase in term contracting seen for the first time in several years.

Early in 2022, Cameco announced its plans to renew production operations at McArthur River, while emphasizing that its ‘supply discipline’ will continue to govern its production plans. The announcement underscored the time that will be required to complete necessary automation, maintenance and recruit and train staff. It is likely that all uranium producers returning to production may face these and other challenges in today’s inflationary and supply-chain driven world. We believe that the steps we have taken throughout the past several years to optimize our processes in both the Lost Creek wellfield and plant, conduct routine maintenance and further cross train our experienced staff will facilitate an orderly return to production when market conditions warrant.

The short- and long-term worldwide implications of Russia’s invasion of Ukraine are difficult to predict at this time. In addition to the possible adverse effects on the global economy, the war may result in impacts felt more directly by the nuclear fuel industries and uranium producers specifically. The imposition of sanctions on Russia by the U.S. or other countries could result in counter sanctions by Russia including the possible termination of exports of enriched uranium from Russia to the U.S. If U.S. - Russian relations deteriorate, Russia may influence Kazakhstan and Uzbekistan to halt uranium exports to the U.S. Certain trade restrictions, especially in the current market with limited sources of uranium, could result in a reordering of global supply and higher sales prices; especially in the short-term. The long-term impact on the market is equally unpredictable, however. Some countries, such as Finland, are considering halting reactor construction projects led and/or financed by Russia. If sufficient new builds are cancelled, the long-term fuel demand could be adversely impacted. Conversely, some countries, especially those which are not energy independent, may find it desirable to move away from imported fossil fuels in favor of domestic nuclear power.

2021 Developments

Status of Lost Creek Operations

Due to persistent low uranium prices, we continued to limit our production operations. During 2021, we captured 251 pounds of U3O8 at our Lost Creek plant. We made no sales of U3O8 in 2021. Our last sale of produced inventory was in 2019 Q2. All sales made in 2020 were of purchased inventory.

COVID Pandemic

COVID-19 (Coronavirus) (“COVID”) was declared a pandemic in March 2020. Throughout 2021, we continued to monitor state, federal, and public health guidance as it has evolved and will continue to do so. For much of the pandemic, we have altered certain work and commuting arrangements for our employees at Lost Creek, with additional suggested safety precautions. We have experienced no material impact on operations as a result of these staff absences.

Lost Creek Property – Great Divide Basin, Wyoming

Lost Creek Operations

Since commencement of operations in 2013, we have captured 2.735 million pounds of U3O8 at Lost Creek through December 31, 2021. Following our reduction in operations in 2020 Q3, we maintained a controlled, reduced level production operations throughout 2021. The reduced operations have allowed us to sustain operating cost reductions at Lost Creek, while conducting preventative maintenance and optimizing processes in preparation for ramp up to full production rates. During 2021, we captured 251 pounds of U3O8 at our Lost Creek plant. We made no sales of U3O8 in 2021.

The first two mine units at Lost Creek (MU1 and MU2) have all appropriate operating permits. As we awaited the return of a robust uranium market, we worked to make ready MU2 and the Lost Creek plant for an efficient transition to full production rates. The main trunkline that services the first five MU2 header houses is installed, and the entirety of MU2 has been fenced. In 2021 Q4, we commenced a drilling and construction program to complete the development of the fourth header house in MU2 (HH2-4). HH2-4, and its associated drilling and wellfield development, is expected to be complete in 2022 Q2, at which time HH2-4 will be ready for production. A delineation drilling program to support geologic design in the following four header houses of MU2 will also be completed in 2022 Q2. Together with our optimization of plant processes, these wellfield programs will significantly advance our readiness and shorten the time frame to production when ramp-up occurs.

Lost Creek Regulatory Proceedings

Subsequent to final approvals for initial operations at Lost Creek received in 2012-2013, we have made necessary additional filings for and received approvals for ongoing operations at Lost Creek (e.g., wellfield development; authorizations related to permitted new deep disposal wells; permits and authority for Class V wells). In 2021, we submitted our request for extension of our Lost Creek source material license; it is currently in timely review by URP.

Applications for amendment to the Lost Creek licenses and permits were submitted in 2014 to include recovery from the uranium resource in the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and to add recovery from additional mine units at Lost Creek. The BLM conducted a NEPA review of the applications and plan of operations. The NRC participated in this review as a cooperating agency. The BLM issued its Final Environmental Impact Statement and related Record of Decision for these amendments in 2019.

In 2021 Q1, the Wyoming URP approved the amendment to the Lost Creek source material license to include recovery from these areas. This license approved access to six planned mine units in addition to the already licensed three mine units at Lost Creek. The approval also increased the license limit for annual plant production to 2.2 million pounds U3O8 which includes wellfield production of up to 1.2 million pounds U3O8 and toll processing up to one million pounds U3O8.

The Wyoming Department of Environmental Quality, Land Quality Division (“LQD”), continues its review of the application for amendment to the Lost Creek permit to mine which will add the HJ and KM Horizon mine units at LC East and HJ mine units at Lost Creek. We anticipate that the LQD review will be complete in 2022.

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

The Company plans three relatively shallow mining units at the project, where we have the option to build out a complete processing plant with drying facilities or a satellite plant with the ability to send loaded ion exchange resin to Lost Creek for processing. Currently, we are planning a satellite plant. As permitted and licensed, a complete processing facility at Shirley Basin was approved and is allowed to recover up to one million pounds U3O8 annually from the wellfield. The annual production of U3O8 from wellfield production and toll processing of loaded resin or yellowcake slurry will not exceed two million pounds equivalent of dried U3O8 product.

Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Because delineation and exploration drilling were completed historically, the project is construction ready. All wellfield, pipeline and header house layouts are finalized and additional, minor on-the-ground preparations were initiated in 2021 Q3.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the U.S. that is licensed by the NRC to receive and dispose of by-product waste material from other in situ uranium mines. We assumed the operation of the byproduct disposal site in 2013 and continue to accept deliveries under several existing contracts.

Financing Developments and Corporate Organization

Equity Financings

On February 4, 2021, we announced the closing of an underwritten public offering of 14,722,200 common shares and accompanying one-half common share warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The warrants have an exercise price of $1.35 per whole common share and will expire three years from the date of issuance. We also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms, which was exercised in full prior to closing. Including the exercised option, we issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. Gross proceeds to the Company were approximately $15.2 million.

SBA Paycheck Protection Program

In response to the COVID pandemic, Congress enacted the CARES Act on March 27, 2020. Among other provisions, it created the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”). As an eligible borrower under the program, we secured two loans, one for each of our subsidiaries with U.S. payroll obligations. The combined loan amount of $0.9 million was received in April 2020. The Flexibility Act, which became law June 5, 2020, changed key provisions of the PPP, including maturity of the loans, deferral of loan payments, and forgiveness of PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the PPP, as modified by the Flexibility Act, the repayment of our loans, including interest, was ultimately forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. In December 2020, we applied for full loan forgiveness. We received notifications in 2021 Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP.

Russell Index

The Company joined the Russell 3000® Index at the conclusion of the 2021 Russell indexes annual reconstitution, effective after the U.S. market opened on June 28, 2021. Annual Russell indexes reconstitution captures the 4,000 largest U.S. stocks as of a specified date, ranking them by total market capitalization. Membership in the U.S. all-cap Russell 3000® Index, which remains in place for one year, means automatic inclusion in the large-cap Russell 1000® Index or small-cap Russell 2000® Index as well as the appropriate growth and value style indexes. FTSE Russell determines membership for its Russell indexes primarily by objective, market-capitalization rankings and style attributes.

Casper Operations Headquarters

In December 2021, we closed on the purchase of a new operations headquarters in Casper, Wyoming to serve our current and future Wyoming operations and mineral exploration and development projects. The three-acre site was purchased for $1.1 million and includes a fully furnished 14,000 sq. ft. office building, significant parking area for our operations rideshare and Casper staff vehicles, and sufficient land to build a construction shop and warehouse facility, which will also house our shared services chemistry laboratory. Subsequent to year end, we have selected a contractor, and anticipate the new construction of the facility to be complete in 2022. The additional facility will allow us to construct header houses for Lost Creek and, when built and operational, Shirley Basin, for years to come. Building, wiring and automating header houses in Casper, as well as other construction activities, will provide numerous safety, environmental and financial advantages to our operations. Due to the distant and remote location of Lost Creek, our staff have been provided rideshare arrangements by the Company to consolidate the commuter vehicles required for the operation. We anticipate that the new facility will remove several of those vehicles from the routine daily commuter list when Lost Creek is in full production operations, and that the facility will similarly benefit the Shirley Basin Project when it is constructed and operating. Fewer miles traveled by our staff and fewer vehicles on the road equates to a significantly lower risk of accident or injury, a smaller carbon footprint for Lost Creek, and considerably lower vehicle and labor costs.

Changes in Senior Leadership

Subsequent to year-end, on March 1, 2022, we announced that Jeffrey T. Klenda, the Company’s Chairman, CEO and President resigned as chief executive officer, effective on March 1, 2022. John W. Cash, the Company’s Vice President Regulatory Affairs, has been named as the new Chief Executive Officer and has been appointed to serve as a member of the Board of Directors effective March 1, 2022. Mr. Klenda will continue to serve as the Company’s Chairman and President, until the Company’s Annual General Meeting of Shareholders to be held in June 2022, after which he will retire. Upon Mr. Klenda’s full retirement in June 2022, Mr. Cash will also assume the role of President of the Company.

Results of Operations

The following tables provide detailed financial information on our sales, cost of sales, gross profit, production, and ending inventory as they relate to U3O8 pounds.

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

Sales

	Unit	2021	2020	2019

U3O8 Sales Reconcilation (1)

Sales per financial statements	$000	$16	$8,316	$32,255
Disposal fees	$000	$(16)	$(16)	$(4)
U3O8 sales	$000	$-	$8,300	$32,251
U3O8 pounds sold	lb	-	200,000	665,000
U3O8 price per pound sold	$/lb	$-	$41.50	$48.50

U3O8 Sales by Product

U3O8 Sales
Produced	$000	$-	$-	$9,889
Purchased	$000	$-	$8,300	$22,362
	$000	$-	$8,300	$32,251

U3O8 Pounds Sold
Produced	lb	-	-	213,750
Purchased	lb	-	200,000	451,250
	lb	-	200,000	665,000

U3O8 Price per Pounds Sold
Produced	$/lb	$-	$-	$46.26
Purchased	$/lb	$-	$41.50	$49.56
	$/lb	$-	$41.50	$48.50

Note:

1.

 Sales per the financial statements include revenues from disposal fees received at Shirley Basin. The disposal fees do not relate to U3O8 pounds sold and are excluded from the U3O8 sales and U3O8 price per pound sold figures.

The Company delivers U3O8 to a conversion facility, where the product is stored until sold. When a sales delivery is made, the Company notifies the conversion facility with instructions to transfer title to the customer. Revenue is recognized when the title transfer of the U3O8 is confirmed by the conversion facility.

Cost of Sales

	Unit	2021	2020	2019

U3O8 Cost of Sales Reconciliation (1)

Cost of sales per financial statements	$000	$7,000	$12,968	$30,274
Lower of cost or NRV adjustment	$000	$(7,000)	$(7,802)	$(10,264)
U3O8 cost of sales	$000	$-	$5,166	$20,010
U3O8 pounds sold	lb	-	200,000	665,000
U3O8 cost per pound sold	$/lb	$-	$25.83	$30.09

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	$1	$29	$82
Wellfield cash costs	$000	$113	$422	$882
Wellfield non-cash costs	$000	$1,887	$2,289	$2,445
Plant cash costs	$000	$3,110	$3,393	$4,395
Plant non-cash costs	$000	$1,923	$1,958	$1,954
Distribution costs	$000	$75	$1	$71
Inventory change	$000	$(7,109)	$(8,092)	$(1,744)
Produced	$000	$-	$-	$8,085
Purchased	$000	$-	$5,166	$11,925
	$000	$-	$5,166	$20,010

U3O8 Pounds Sold
Produced	lb	-	-	213,750
Purchased	lb	-	200,000	451,250
	lb	-	200,000	665,000

U3O8 Cost per Pound Sold
Produced	$/lb	$-	$-	$37.82
Purchased	$/lb	$-	$25.83	$26.43
	$/lb	$-	$25.83	$30.09

Note:

1.	Cost of sales per the financial statements include lower of cost or net realizable value (“NRV”) adjustments. The NRV adjustments do not relate to U3O8 pounds sold and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures.

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

Gross Profit

	Unit	2021	2020	2019

U3O8 Gross Profit by Cost Product

U3O8 Sales (see Sales Table)
Produced	$000	$-	$-	$9,889
Purchased	$000	$-	$8,300	$22,362
	$000	$-	$8,300	$32,251

U3O8 Cost of Sales (see Cost of Sales Table)
Produced	$000	$-	$-	$8,085
Purchased	$000	$-	$5,166	$11,925
	$000	$-	$5,166	$20,010

U3O8 Gross Profit
Produced	$000	$-	$-	$1,804
Purchased	$000	$-	$3,134	$10,437
	$000	$-	$3,134	$12,241

U3O8 Pounds Sold
Produced	lb	-	-	213,750
Purchased	lb	-	200,000	451,250
	lb	-	200,000	665,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	$-	$-	$8.44
Purchased	$/lb	$-	$15.67	$23.13
	$/lb	$-	$15.67	$18.41

U3O8 Gross Profit Margin
Produced	%	0.0%	0.0%	18.2%
Purchased	%	0.0%	37.8%	46.7%
	%	0.0%	37.8%	38.0%

The last produced inventory was sold in 2019 Q2. All sales in 2020 were of purchased inventory. There were no U3O8 sales in 2021.

U3O8 Production and Ending Inventory

	Unit	2021	2020	2019

U3O8 Production

Pounds captured	lb	251	10,789	47,957
Pounds drummed	lb	-	15,873	50,794
Pounds shipped	lb	15,873	-	58,353
Pounds purchased	lb	-	200,000	500,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	1,069	303	5,396
Plant inventory	lb	-	15,873	-
Conversion inventory - produced	lb	267,049	219,735	220,053
Conversion inventory - purchased	lb	16,741	48,750	48,750
	lb	284,859	284,661	274,199

Value
In-process inventory	$000	$-	$-	$-
Plant inventory	$000	$-	$463	$-
Conversion inventory - produced	$000	$7,488	$6,083	$6,250
Conversion inventory - purchased	$000	$435	$1,268	$1,176
	$000	$7,923	$7,814	$7,426

Cost per Pound
In-process inventory	$/lb	$-	$-	$-
Plant inventory	$/lb	$-	$29.17	$-
Conversion inventory - produced	$/lb	$28.04	$27.68	$28.40
Conversion inventory - purchased	$/lb	$25.98	$26.01	$24.12
	$/lb	$27.81	$27.45	$27.08

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.59	$0.75	$0.77
Cash cost	$/lb	$18.60	$17.50	$17.95
Non-cash cost	$/lb	$8.85	$9.43	$9.68
	$/lb	$28.04	$27.68	$28.40

During 2021 and 2020, we took steps to reduce production operations at Lost Creek and adjust to the depressed state of the uranium markets while we awaited the recommended relief from the U.S. Nuclear Fuel Working Group and positive developments in the uranium markets. As a result, production rates at Lost Creek declined significantly during the past two years and will remain low until a decision to ramp up is made. No pounds were drummed in 2021.

At the end of the year, we had 283,790 pounds of U3O8 at the conversion facility including 267,049 produced pounds at an average cost per pound of $28.04, and 16,741 purchased pounds at an average cost of $25.98 per pound.

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

The following table summarizes the results of operations for the years ended December 31, 2021, and 2020:

(expressed in thousands of U.S. dollars, except per share and pound data)

	Year ended
	December 31,
	2021	2020

Sales	16	8,316
Cost of sales	(7,000)	(12,968)
Gross profit (loss)	(6,984)	(4,652)

Operating costs	(9,773)	(8,689)
Loss from operations	(16,757)	(13,341)

Net interest expense	(733)	(710)
Warrant mark to market gain	(5,998)	(680)
Foreign exchange gain (loss)	(355)	(72)
Other income (expense)	905	18
Net loss	(22,938)	(14,785)

Foreign currency translation adjustment	435	53
Comprehensive loss	(22,503)	(14,732)

Loss per common share:
Basic	(0.12)	(0.09)
Diluted	(0.12)	(0.09)

U3O8 pounds sold	-	200,000

U3O8 price per pounds sold	-	41.50

U3O8 cost per pounds sold	-	25.83

U3O8 gross profit per pounds sold	-	15.67

Sales

We had no U3O8 sales in 2021. We sold 200,000 pounds of U3O8 during 2020 at an average price of $41.50 per pound. The sales were all from term contracts.

Cost of Sales

All U3O8 sales in 2020 were of purchased product. The weighted average purchase price was $25.83 per pound.

Cost of sales per the financial statements included $7.0 million and $7.8 million of lower of cost or NRV adjustments for the years ended December 31, 2021, and 2020, respectively.

Gross Profit

The gross loss per the financial statements was $7.0 million and $4.7 million for the years ended December 31, 2021, and 2020, respectively. Excluding NRV adjustments, the U3O8 gross profit was nil and $3.1 million in 2021 and 2020, respectively. The 2020 gross profit margin was approximately 38 percent and, as noted above, resulted entirely from the sale of purchased inventory.

Operating Costs

The following table summarizes the operating costs for the years ended December 31, 2021, and 2020:

(expressed in thousands of U.S. dollars)

	Year ended
	December 31,
Operating Costs	2021	2020	Change

Exploration and evaluation	2,037	1,816	221
Development	1,922	1,097	825
General and administration	5,328	5,200	128
Accretion	486	576	(90)
	9,773	8,689	1,084

Total operating costs in 2021 and 2020 were $9.8 million and $8.7 million, respectively. The increase in 2021 was primarily related to the payment of bonuses in 2021. There were no bonuses paid in 2020. Additionally, improved uranium market conditions in 2021 allowed the Company to initiate a drilling and development program at Lost Creek to further heighten our readiness to return to production operations at Lost Creek.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $0.2 million increase in 2021 is primarily due to the payment of bonuses ($0.3 million), which was partially offset by lower labor costs due to reductions in staff ($0.1 million).

Development expense includes costs not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc Projects, which are in a more advanced stage. The $0.8 million increase in 2021 primarily related to drilling and supply costs for the development of Mine Unit 2 at Lost Creek ($0.6 million), and permit activities ($0.1 million) and repairs to drainage channels and other lands ($0.4 million) at Shirley Basin. These increases were partially offset by lower labor costs due to reductions in staff ($0.4 million).

General and administration expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs. The $0.1 million increase in 2021 was primarily related to the payment of bonuses ($0.6 million) and increases in stock compensation expenses ($0.1 million) and professional services costs ($0.1 million). These increases were partially offset by lower labor costs due to reductions in staff ($0.7 million).

Other Income and Expenses

Net interest expense increased slightly in 2021 because of lower interest income received from restricted cash deposit accounts as compared to 2020.

For the year ended December 31, 2021, the warrant liability mark to market loss was $6.0 million, as compared to a loss of $0.7 million in the comparable period in 2020. As a part of the September 2018 underwritten public offering, the August 2020 registered direct offering, and the February 2021 underwritten public offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. entity is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period.  During 2021, the Company’s stock price, volatility, and other factors used in the Black-Scholes model rose significantly, leading to a significant increase in the warrant liability and corresponding mark to market losses.

As a result of the February 2021 underwritten public offering, the Company received approximately $13.9 million in net proceeds from the offering. Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s U.S. dollar bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. For the year 2021, the foreign exchange loss was primarily due to the revaluation of the Canadian entity’s U.S. dollar bank account.

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, would be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. In December 2020, we applied for loan forgiveness. The Company received notifications in 2021 Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the year ended December 31, 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Earnings (loss) per Common Share

The basic and diluted loss per common share was $0.12 and $0.09 for the years ended December 31, 2021, and 2020, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As of December 31, 2021, we had cash resources consisting of cash and cash equivalents of $46.2 million, an increase of $41.9 million from the December 31, 2020, balance of $4.3 million. Cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. We used $11.7 million for operating activities, used $1.2 million for investing activities, and generated $54.9 million from financing activities.

Operating activities used $11.7 million of cash in 2021. We spent $3.3 million on production related cash costs. Operating cash costs consumed $8.2 million of cash, and we paid $0.7 million in interest payments on our state bond loan. Working capital and other items generated approximately $0.5 million of cash.

Investing activities used $1.2 million of cash in 2021. We spent $1.1 million to purchase an office building in Casper, Wyoming and $0.1 million on other miscellaneous capital assets. The existing Casper office will be relocated to the new office building in 2022.

Financing activities provided $54.9 million of cash in 2021. As described below, on February 4, 2021, we closed a $15.2 million underwritten public offering. After share issue costs, we received net proceeds of $13.9 million. In addition, we received net proceeds of $32.6 million through our At Market facility, $6.9 million from the exercise of warrants, and $1.8 million from the exercise of stock options. Approximately $0.3 million was spent on the redemption of restricted share units.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of December 31, 2021, the balance of the State Bond Loan was $12.4 million.

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

Small Business Administration Loans

On April 16, 2020, we obtained two SBA PPP loans (one for each of our subsidiaries with U.S. payroll obligations) through the BOKF. The program was a part of the CARES Act enacted by Congress on March 27, 2020, in response to the COVID pandemic. The combined loan amount was $0.9 million.

On June 5, 2020, the Flexibility Act became law. The Flexibility Act changes key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the PPP, as modified by the Flexibility Act, the repayment of our loans, including interest would be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. In December 2020, we applied for loan forgiveness. The Company received notifications in 2021 Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the year 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Universal Shelf Registration and At Market Facility

On May 15, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC through which we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or senior and subordinated debt securities. The registration statement became effective May 27, 2020, for a three-year period.

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), relating to our Common Shares.  On June 7, 2021, we amended and restated the Sales Agreement to include Cantor Fitzgerald & Co. (“Cantor,” and together with B. Riley Securities, the “Agents”) as a co-agent. Under the Sales Agreement, as amended, we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agents for aggregate sales proceeds of up to $50 million.

On November 23, 2021, we filed a new universal shelf registration statement on Form S-3 with the SEC through which we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $100 million of our Common Shares, warrants to purchase our Common Shares, our senior and subordinated debt securities, and rights to purchase our Common Shares and/or senior and subordinated debt securities. The registration statement became effective December 17, 2021, for a three-year period.

On December 17, 2021, we entered into an amendment to the Sales Agreement (“Amendment No. 1” and together with the Sales Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50,000,000 from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. As of the date of this annual report, we have issued and sold 151,970 common shares having aggregate gross proceeds of approximately $0.2 million since December 17, 2021, under the Amended Sales Agreement.

In 2021, we utilized the Sales Agreement for gross proceeds of $33.4 million.

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

Liquidity Outlook

As of March 3, 2022, our unrestricted cash position was $44.7 million.

In addition to our cash position, our finished, ready-to-sell, conversion facility inventory, worth $14.4 million at recent spot prices, is immediately realizable, if necessary. We don’t anticipate selling our existing finished-product inventory in 2022 at current spot market prices. As discussed below, we currently intend to preserve our U.S. origin pounds for possible delivery into the U.S. uranium reserve program, or alternatively to be sold should spot or long-term prices increase sufficiently to warrant sale. We intend to complete our ongoing drilling program (estimated $2.2M in total) discussed elsewhere in this report. We do not anticipate any significant change to our operating costs or G&A expenses, unless and until we ramp up production operations at Lost Creek.

Looking Ahead

Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to foster renewed interest in the uranium sector. The Paris Climate Agreement calls for net-zero carbon emissions by 2050, and certain nations are now targeting earlier realization of net-zero. The U.S. rejoined the agreement last year, and the Biden Administration continues to voice support for the nuclear industry. Japan, several member nations of the European Union including France, and the United Kingdom have all made announcements of action plans placing nuclear energy as an integral part of the climate change solution.

The renewed support for nuclear energy prompted financial funds and uranium ETFs, as well as uranium developers and producers, to purchase uranium inventories further supporting the uranium spot price. In July 2021, the newly formed Sprott Physical Uranium Trust began its purchases of uranium and has established the means in the equity markets to raise more than $3 billion for such purchases. The most recent participant in the long-term investment in uranium is the physical uranium fund formed by Kazakhstan. That physical fund announced plans to raise as much as $500 million for purchasing uranium. These events moved the spot price more than 68 percent from the beginning of 2021 to mid-September, when uranium spot prices reached a daily high of $50.50. After retreating to the mid- and upper-$40s for the remainder of 2021, uranium prices have rallied again in 2022 with spot prices reaching $50.75 recently.

In 2021, the Company raised $55.2 million. Our unrestricted cash position as of March 3, 2022, is $44.7 million. In addition to our strong cash position, we have nearly 284,000 pounds of finished, U.S. produced U3O8 inventory, worth approximately $14.4 million at recent spot prices. Our financial position provides us with adequate funds to maintain and enhance operational readiness at Lost Creek, as well as allowing us to preserve our existing inventory to sell into higher prices. To further heighten our readiness to return to production operations at Lost Creek, we commenced a drilling and development program in October. Initially, we are drilling, developing, and constructing an additional header house (HH2-4) in our fully permitted MU2. We anticipate that when this work is complete, we will advance a delineation drill program in MU2 in preparation of operations beyond the HH2-4. The estimated cost of these development programs is $2.2 million.

We continue to diligently work to optimize processes and refine production plans to strengthen our operational readiness at Lost Creek. Our experienced Lost Creek operational staff is prepared to expand uranium production to an annualized run rate of up to 1.2 million pounds upon a “go” decision for ramp up. Our current and planned development initiatives will further enhance our operational readiness for a production ramp up, which will then include further development work in the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Report. Following receipt of an approved license amendment in 2021 Q2, the Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come.

Lost Creek operations can increase to full production rates in as little as nine months following a “go” decision, simply by developing additional header houses within the fully permitted MU2. Once completed, the ongoing MU2 development and construction programs will shorten the time to production. Development expenses during the full period of ramp up are estimated to be approximately $14 million. These planned costs are nearly all related to MU2 drilling and construction of HH2-4 and beyond. Our long-tenured operational and professional staff have significant levels of experience and adaptability, which will allow for an easier transition back to full operations. We are prepared to ramp up and to deliver future Lost Creek production inventory into new sales contracts and the national uranium reserve when markets and the implementation of the reserve permit.

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

Outstanding Share Data

As of December 31, 2021, and December 31, 2020, the Company’s capital consisted of the following:

	December 31, 2021	December 31, 2020

Common shares	216,782,694	170,253,752
Shares issuable upon the exercise or redemption of:
Stock options	10,064,024	11,910,424
Restricted share units	1,011,660	1,404,962
Warrants	12,184,265	11,031,439
	240,042,643	194,600,577

Off Balance Sheet Arrangements

We have not entered any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

The Company’s cash and cash equivalents are composed of:

(expressed in thousands of U.S. dollars)

Cash and Cash Equivalents, and Restricted Cash	December 31, 2021	December 31, 2020	December 31, 2019

Cash and cash equivalents	46,189	4,268	7,403
Restricted cash	7,966	7,859	7,812

	54,155	12,127	15,215

Quarterly financial data (unaudited and expressed in thousands except per share data)

	Quarter Ended
	2021				2020
	12-31	9-30	6-30	3-31	12-31	9-30	6-30	3-31

Sales	-	9	7	-	12	-	6,934	1,370
Net income (loss)	421	(9,108)	(6,879)	(7,372)	(5,221)	(3,696)	(2,227)	(3,641)
Income (loss) per common share:
Basic	-	(0.04)	(0.04)	(0.04)	(0.03)	(0.02)	(0.02)	(0.02)
Diluted	-	(0.04)	(0.04)	(0.04)	(0.03)	(0.02)	(0.02)	(0.02)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $53.7 million at risk on December 31, 2021, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2021.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of December 31, 2021, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $2.9 million, and the current portion of notes payable of $1.3 million.

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

Currency risk

As of December 31, 2021, we maintained a balance of approximately $2.4 million Canadian dollars.  The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, and governmental legislation in uranium producing and consuming countries and production levels and costs of production of other producing companies. The average spot market price was $50.75 per pound as of March 3, 2022.

Transactions with Related Parties

During the fiscal year ended December 31, 2021, we did not participate in any reportable transactions with related parties.

Proposed Transactions

A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost is shown in note 4 to the accompanying Consolidated Financial Statements.

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

Exploration, Evaluation, and Development Costs

Exploration and evaluation expenses consist of labor, annual mineral lease and maintenance fees and associated costs of the exploration geology department as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to the Company’s Lost Creek, LC East and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessments.  Development expenses include all costs associated with exploring, delineating, and permitting new or expanded mine units, the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Item 15.

Our Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (PCAOB ID 271) appear beginning on Page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2021, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2021, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

(d) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers, and directors. The full text of the Code is available on our website at https://www.ur‑energy.com/investors/corporate-governance/governance-documents/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2022 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The Consolidated Financial Statements filed as part of this Form 10-K begin on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Warrant Agreement, dated September 25, 2018, between the Company and Computershare Trust Company, N.A.	8-K	9/25/2018	4.1

4.2	Description of Registrant Securities				X

4.3	Form of Warrant Certificate	8-K	8/4/2020	4.1

4.4	Warrant Agreement, dated February 4, 2021, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/4/2021	4.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2014	10.7

10.4	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.5	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.6	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.7	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.8	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/17/17	10.1

10.9	Amended and Restated Restricted Share Unit & Equity Incentive Plan	8-K	4/16/2021	10.1

10.10	At Market Issuance Sales Agreement	8-K	5/29/2020	1.1

10.11	Amended and Restated At Market Issuance Sales Agreement	8-K	6/9/2021	1.1

10.12	Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement	8-K	12/21/2021	1.2

10.13	Amendment to Financing Agreement and Third Amendment to Mortgage	10-K	2/26/2021	10.12

10.14	Form of Securities Purchase Agreement dated July 31, 2020, among Ur-Energy Inc. and purchasers named therein	8-K	8/4/2020	10.1

10.15	Amendment to Employment Agreement with Jeffrey T. Klenda	10-K	2/26/2021	10.16

10.16	Amendment to Employment Agreement with Roger L. Smith	10-K	2/26/2021	10.17

10.17	Amendment to Employment Agreement with Steven M. Hatten	10-K	2/26/2021	10.18

10.18	Amendment to Employment Agreement with John W. Cash	10-K	2/26/2021	10.19

10.19	Amendment to Employment Agreement with Penne A. Goplerud	10-K	2/26/2021	10.20

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2

Consent of WWC Engineering with regard to the Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA and the Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming, USA

					X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

96.1	Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA			X

96.2	Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

99.1	Location maps (1)	10-K	3/3/2015

(1)	Filed herewith under Items 1 and 2. Business and Properties.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 9, 2022	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2022	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2022	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 9, 2022	By:	/s/ Jeffrey T. Klenda
Jeffrey T. Klenda
Chairman of the Board

Date: March 9, 2022	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: March 9, 2022	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: March 9, 2022	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: March 9, 2022	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: March 9, 2022	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Date: March 9, 2022	By:	/s/ Rob Chang
Rob Chang
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ur-Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flow for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over the financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Assessment of impairment indicators of long-lived assets

As described in Notes 2, 7, and 8 to the consolidated financial statements, the carrying value of long-lived assets (consisting of mineral properties and capital assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable (impairment indicators). The carrying amounts of the Company’s mineral properties and capital assets were $35.1 million and $21.3 million respectively as of December 31, 2021. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable giving rise to the requirement to conduct an impairment test. Events or changes in circumstances that could trigger an impairment test include: (i) significant adverse changes in the business climate including significant decreases in uranium prices, or significant adverse changes in legal factors, (ii) significant changes in expected capital, operating, or reclamation costs, and  (iii) significant decreases in the market price of the assets. No impairment indicators were identified by management as of December 31, 2021.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of long-lived assets is a critical audit matter are that there was significant judgment by management when assessing whether there were indicators of impairment related to the Company’s long-lived assets, specifically related to assessing whether there were: (i) significant adverse changes in the business climate including significant decreases in uranium prices, or significant adverse changes in legal factors, (ii) significant changes in expected capital, operating, or reclamation costs, and (iii) significant decreases in the market price of the assets. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of any event or changes in circumstances that could give rise to the requirement to conduct an impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others: (i) evaluating whether there were significant adverse changes in the business climate related to significant decreases  in uranium prices by considering external market and industry data, (ii) evaluating whether there were significant adverse changes in legal factors by obtaining on a sample basis evidence to support the rights to the mineral properties, (iii) assessing whether there were significant decreases in the market price of the assets by considering any prolonged declines in the Company’s share price, and (iv) evaluating whether there were significant changes in expected capital costs, operating costs, or reclamation costs, or other factors that may indicate that the carrying amounts of the long-lived asset may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 9, 2022

We have served as the Company’s auditor since 2004.

Ur-Energy Inc. Consolidated Balance Sheets
(expressed in thousands of U.S. dollars) (the accompanying notes are an integral part of these consolidated financial statements)

	Note	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	3	46,189	4,268
Accounts receivable		4	-
Prepaid expenses		894	814
Assets held for sale	4	1,536	-
Total current assets		48,623	5,082

Non-current assets
Non-current portion of inventory	5	7,923	7,814
Restricted cash	6	7,966	7,859
Mineral properties	7	35,067	39,184
Capital assets	8	21,260	21,891
Total non-current assets		72,216	76,748
Total assets		120,839	81,830

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	2,864	2,320
Current portion of notes payable	10	1,262	459
Current portion of warrant liability	12	2,027	729
Environmental remediation accrual		71	76
Total current liabilities		6,224	3,584

Non-current liabilities
Notes payable	10	11,060	12,720
Lease liability		18	50
Asset retirement obligations	11	29,915	29,965
Warrant liability	12	4,236	1,415
Total non-current liabilities		45,229	44,150

Shareholders' equity
Share capital	13	248,319	189,620
Contributed surplus		20,040	20,946
Accumulated other comprehensive income		4,142	3,707
Accumulated deficit		(203,115)	(180,177)
Total shareholders' equity		69,386	34,096
Total liabilities and shareholders' equity		120,839	81,830

Ur-Energy Inc. Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data) (the accompanying notes are an integral part of these consolidated financial statements)

		Year ended
		December 31,
	Note	2021	2020	2019

Sales	14	16	8,316	32,255
Cost of sales	15	(7,000)	(12,968)	(30,275)
Gross profit (loss)		(6,984)	(4,652)	1,980

Operating costs	16	(9,773)	(8,689)	(10,258)
Loss from operations		(16,757)	(13,341)	(8,278)

Net interest expense		(733)	(710)	(668)
Warrant liability mark to market gain (loss)	12	(5,998)	(680)	524
Foreign exchange gain (loss)		(355)	(72)	(28)
Other income (expense)	10	905	18	32
Net loss		(22,938)	(14,785)	(8,418)

Foreign currency translation adjustment		435	53	(16)
Comprehensive loss		(22,503)	(14,732)	(8,434)

Loss per common share:
Basic		(0.12)	(0.09)	(0.05)
Diluted		(0.12)	(0.09)	(0.05)

Weighted average common shares:
Basic		195,691,842	164,257,092	159,903,052
Diluted		195,691,842	164,257,092	159,903,052

Ur-Energy Inc. Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data) (the accompanying notes are an integral part of these consolidated finacial statements)

					Accumulated
					Other
		Share Capital		Contributed	Comprehensive	Accumulated	Shareholders'
	Note	Shares	Amount	Surplus	Income	Deficit	Equity

December 31, 2018		159,729,403	185,221	19,930	3,670	(156,974)	51,847

Exercise of stock options		323,618	288	(85)	-	-	203
Redemption of RSUs		425,038	245	(315)	-	-	(70)
Stock compensation		-	-	787	-	-	787
Comprehensive income (loss)		-	-	-	(16)	(8,418)	(8,434)

December 31, 2019		160,478,059	185,754	20,317	3,654	(165,392)	44,333

Exercise of stock options		159,982	141	(42)	-	-	99
Shares issued for cash		9,259,640	4,805	-	-	-	4,805
Less share issue costs		-	(431)	-	-	-	(431)
Less amount assigned to warrant liablity		-	(860)	-	-	-	(860)
Redemption of RSUs		356,071	211	(280)	-	-	(69)
Stock compensation		-	-	951	-	-	951
Comprehensive income (loss)		-	-	-	53	(14,785)	(14,732)

December 31, 2020		170,253,752	189,620	20,946	3,707	(180,177)	34,096

Exercise of stock options		2,929,101	2,549	(764)	-	-	1,785
Exercise of warrants		7,025,460	11,337	-	-	-	11,337
Shares issued for cash		36,081,987	48,672	-	-	-	48,672
Less share issue costs		-	(2,188)	-	-	-	(2,188)
Less amount assigned to warrant liablity		-	(2,604)	-	-	-	(2,604)
Redemption of RSUs		492,394	933	(1,221)	-	-	(288)
Stock compensation		-	-	1,079	-	-	1,079
Comprehensive income (loss)		-	-	-	435	(22,938)	(22,503)

December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Ur-Energy Inc. Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars) (the accompanying notes are an integral part of these consolidated financial statements)

		Year ended
		December 31,
	Note	2021	2020	2019

Cash provided by (used for):

Operating activities
Net loss for the period		(22,938)	(14,785)	(8,418)

Items not affecting cash:
Stock based compensation		1,080	951	787
Net realizable value adjustments		7,000	7,802	10,263
Amortization of mineral properties		2,045	2,445	2,601
Depreciation of capital assets		1,789	1,818	1,812
Accretion expense		486	576	577
Amortization of deferred loan costs		46	71	108
Gain on loan forgiveness		(903)	-	-
Provision for reclamation		(5)	4	(5)
Write-off of mineral properties		-	-	11
Mark to market loss (gain)		5,998	680	(524)
Gain on sale of assets		-	(16)	(18)
Unrealized foreign exchange loss (gain)		353	-	(28)
Accounts receivable		(4)	22	9
Inventory		(7,109)	(8,190)	(2,997)
Prepaid expenses		(80)	71	5
Accounts payable and accrued liabilities		544	108	(196)
		(11,698)	(8,443)	3,987

Investing activities
Mineral property costs		-	-	(9)
Decrease (increase) in bonding and other deposits		-	-	19
Proceeds from sale of capital assets		-	18	18
Purchase of capital assets		(1,190)	(43)	(271)
		(1,190)	(25)	(243)

Financing activities
Issuance of common shares and warrants for cash	13	48,841	4,805	-
Share issue costs	13	(2,188)	(431)	-
Proceeds from exercise of warrants and stock options		8,507	99	203
RSU redeemed for cash		(289)	(39)	(70)
Proceeds from debt financing	10	-	893	-
Repayment of debt		-	-	(2,554)
		54,871	5,327	(2,421)

Effects of foreign exchange rate changes on cash		45	53	62

Increase (decrease) in cash, cash equivalents, and restricted cash		42,028	(3,088)	1,385
Beginning cash, cash equivalents, and restricted cash		12,127	15,215	13,830
Ending cash, cash equivalents, and restricted cash	17	54,155	12,127	15,215

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage issuer, as defined by U.S. Securities and Exchange Commission (“SEC”). The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located primarily in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013.

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under Subpart 1300 to Regulation S-K (“S-K 1300”), the Company has not determined whether the properties contain mineral reserves. This was true while the Company reported its mineral resources pursuant to National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards. The Company’s report The Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, March 7, 2022 (the “Lost Creek Report”) outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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

Exploration Stage

The Company has established the existence of uranium resources for certain uranium projects, including the Lost Creek Property. The Company has not established proven or probable reserves, as defined by S-K 1300, through the completion of a pre-feasibility or feasibility study for any of its uranium projects, including the Lost Creek Property. Furthermore, the Company currently has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in situ recovery (“ISR”) mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and even though the Company commenced recovery of uranium at the Lost Creek Project in August 2013, the Company remains an exploration stage issuer, as defined in S-K 1300, and will continue to remain in an exploration stage issuer until such time as proven or probable mineral reserves have been established.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Because the Company commenced recovery of uranium at the Lost Creek Project without having established proven and probable reserves, any uranium resources established or extracted from the Lost Creek Project should not be in any way associated with having established proven or probable mineral reserves. Accordingly, information concerning mineral deposits set forth herein may not be comparable to information made public by companies that have reserves in accordance with U.S. standards.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to the fair value of stock-based compensation and warrant liabilities using the factors associated with the Black-Scholes calculations, estimation of the amount of recoverable uranium included in the in-process inventory, estimation of factors surrounding asset retirement obligations such as interest rates, discount rates and inflation rates, total cost and the time until the asset retirement commences and the offset of future income taxes through deferred tax assets. Actual results could differ from those estimates.

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

The Company’s inventories are measured at the lower of cost or net realizable value and reflect the U3O8 content in various stages of the production and sales process including in-process inventory, plant inventory, and conversion facility inventory.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Development expense relates to the Company’s Lost Creek, LC East, and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessment work. Development expenses include all costs associated with exploring, delineating, and permitting, the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads, and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells.

Capital assets

Property, plant, and equipment assets, including machinery, processing equipment, enclosures, and vehicles are recorded at cost including acquisition, installation costs, and expenditures that extend the life of such assets. The enclosure costs include both the building enclosure and the processing equipment necessary for the extraction of uranium from impregnated water pumped in from the wellfield to the packaging of uranium yellowcake for delivery into sales. These enclosure costs are combined as the equipment and related installation associated with the equipment is an integral part of the structure itself. The costs of self-constructed assets include direct construction costs, direct overhead, and allocated interest during the construction phase. Depreciation is calculated using a declining balance method for most assets, except the plant enclosure and related equipment. Depreciation of the plant enclosure and related equipment is calculated on a straight-line basis. Estimated lives for depreciation purposes range from three years for computer equipment and software to 20 years for the plant enclosure and the nameplate life of the related equipment.

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
December 31, 2021

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
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

3.	Cash and cash equivalents

The Company’s cash and cash equivalents consists of the following:

Cash and cash equivalent	December 31, 2021	December 31, 2020

Cash on deposit	9,068	852
Money market funds	37,121	3,416
	46,189	4,268

4.	Assets Held for Sale

A non-core, unpermitted, non-operating property held by Pathfinder Mines Corporation is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost as shown in the table below has been reclassified as assets held for sale as of December 31, 2021. There were no liabilities associated with the asset held for sale as of December 31, 2021.

Net assets held for sale	December 31, 2021	December 31, 2020

Assets held for sale
Mineral properties	1,536	-

	1,536

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	December 31, 2021	December 31, 2020

Plant inventory	-	463
Conversion facility inventory	7,923	7,351
	7,923	7,814

Inventory by Duration	December 31, 2021	December 31, 2020

Non-current portion of inventory	7,923	7,814
	7,923	7,814

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $7,000 in 2021 and $7,802 in 2020.

6.	Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	December 31, 2021	December 31, 2020

Cash pledged for reclamation	7,966	7,859
	7,966	7,859

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable.  The restricted cash is pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $27.6 million and $27.8 million of coverage towards reclamation obligations were collateralized by the restricted cash as of December 31, 2021, and December 31, 2020, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

7.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Pathfinder Mines	Other U.S. Properties	Total

December 31, 2018	12,644	19,964	13,197	45,805

Acquisition costs	-	-	8	8
Change in estimated reclamation costs	125	(114)	-	11
Property write-offs	16	-	(27)	(11)
Depletion and amortization	(2,601)	-	-	(2,601)
December 31, 2019	10,184	19,850	13,178	43,212

Change in estimated reclamation costs	(1,463)	(120)	-	(1,583)
Depletion and amortization	(2,445)	-	-	(2,445)
December 31, 2020	6,276	19,730	13,178	39,184

Reclassify assets held for sale (note 4)	-	(1,536)	-	(1,536)
Change in estimated reclamation costs	296	(832)	-	(536)
Depletion and amortization	(2,045)	-	-	(2,045)

December 31, 2021	4,527	17,362	13,178	35,067

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law.  We are not recovering U3O8 within the State section under lease at Lost Creek and are therefore not subject to royalty payments currently. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North, or LC West Projects.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Pathfinder Mines Corporation

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration.

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Impairment testing

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Management applies significant judgement to assess mineral properties and capital assets for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; significant changes in expected capital, operating, or reclamation costs; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted net cash flows expected to be generated by the assets. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  Management did not identify impairment indicators that would require a formal impairment test.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

8.	Capital Assets

The Company’s capital assets consist of the following:

	December 31, 2021			December 31, 2020
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,413)	37	3,450	(3,369)	81
Enclosures	33,949	(13,488)	20,461	33,008	(11,834)	21,174
Machinery and equipment	1,489	(946)	543	1,446	885)	561
Furniture and fixtures	266	(121)	145	119	(119)	-
Information technology	1,177	(1,121)	56	1,123	(1,098)	25
Right of use assets	36	(18)	18	165	(115)	50
	40,367	(19,107)	21,260	39,311	(17,420)	21,891

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	December 31, 2021	December 31, 2020

Accounts payable	854	396
Accrued payroll liabilities	1,927	1,767
Accrued severance, ad valorem, and other taxes payable	83	157
	2,864	2,320

10.	Notes Payable

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

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

On April 16, 2020, we obtained two Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans (one for each of our subsidiaries with U.S. payroll obligations) through the Bank of Oklahoma Financial (“BOKF”). The program was a part of the CARES Act enacted by Congress March 27, 2020, in response to the COVID pandemic. The combined loan amount was $0.9 million.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) became law. The Flexibility Act changed key provisions of the PPP, including maturity of the loans, deferral of loan payments, and the forgiveness of the PPP loans, with revisions being retroactive to the date of the CARES Act.

Under the program, as modified by the Flexibility Act and SBA and Treasury rulemakings, the repayment of our loans, including interest, were eligible to be forgiven based on eligible payroll, payroll-related, and other allowable costs incurred in a twenty-four-week period following the funding of the loans. For any portion of the loans not forgiven, the program provided for an initial deferral of payments based upon the timing of a borrower’s application for forgiveness and SBA’s action on the application up to a maximum of ten months after the use and forgiveness covered period ends (July 30, 2021).

In December 2020, we applied for loan forgiveness. The Company received notifications in 2021 Q2 that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the year ended December 31, 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	December 31, 2021	December 31, 2020

Current
Small Business Administration PPP Loans	-	502
State Bond Loan	1,305	-
Deferred financing costs	(43)	(43)
	1,262	459

Long-term

Small Business Administration PPP Loans	-	398
State Bond Loan	11,136	12,441
Deferred financing costs	(76)	(119)
	11,060	12,720

The schedule of remaining payments on outstanding debt as of December 31, 2021 is presented below.

Remaining Payments	Total	2022	2023	2024	Final payment

State Bond Loan
Principal	12,441	1,305	5,409	5,727	Oct-2024
Interest	1,269	537	525	207

Total	13,710	1,842	5,934	5,934

11.	Asset Retirement Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek mine and Pathfinder projects and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at a credit adjusted risk-free rates ranging from 0.33% to 7.25%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2018	30,384

Change in estimated reclamation costs	11
Accretion expense	577

December 31, 2019	30,972

Change in estimated reclamation costs	(1,583)
Accretion expense	576

December 31, 2020	29,965

Change in estimated reclamation costs	(536)
Accretion expense	486

December 31, 2021	29,915

The restricted cash discussed in note 6 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

12.	Warrant Liabilities

In September 2018, we issued 13,062,878 warrants as part of an underwritten public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.00per full share. The unexercised warrants expired in September 2021.

In August 2020, we issued 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $0.75 per full share. Any unexercised warrants will expire in August 2022.

In February 2021, we issued 16,930,530 warrants as part of an underwritten public offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $1.35per full share. Any unexercised warrants will expire in February 2024.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability created is calculated, and adjusted monthly, using the Black-Scholes model described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income for the period.

Activity with respect to the warrant liabilities is presented in the following table.

	Sep-2018	Aug-2020	Feb-2021
Warrant Liability Activity	Warrants	Warrants	Warrants	Total

December 31, 2018	1,050	-	-	1,050

Warrants issued	-	-	-	-
Mark to market revaluation loss (gain)	(524)	-	-	(524)
Effects for foreign exchange rate changes	49	-	-	49

December 31, 2019	575	-	-	575

Warrants issued	-	860	-	860
Mark to market revaluation loss (gain)	161	519	-	680
Effects for foreign exchange rate changes	(7)	36	-	29

December 31, 2020	729	1,415	-	2,144

Warrants issued	-	-	2,604	2,604
Warrants exercised	(3,961)	(388)	(97)	(4,446)
Mark to market revaluation loss (gain)	3,227	1,020	1,751	5,998
Effects for foreign exchange rate changes	5	(20)	(22)	(37)

December 31, 2021	-	2,027	4,236	6,263

	Aug-2020	Feb-2021
Warrant Liability Duration	Warrants	Warrants	Total

Current portion of warrant liability	2,027	-	2,027
Warrant liability	-	4,236	4,236

December 31, 2021	2,027	4,236	6,263

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the warrant liabilities on December 31, 2021, was determined using the Black-Scholes model with the following assumptions:

	Aug-2020	Feb-2021
Black-Scholes Assumptions at December 31, 2021	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.6	2.1
Expected volatility	74.0%	80.1%
Risk free rate	0.9%	1.0%
Expected dividend rate	0.0%	0.0%
Exercise price	$0.75	$1.35
Market price	$1.22	$1.22

13.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 216,782,694shares and 170,253,752 shares were issued and outstanding as of December 31, 2021, and December 31, 2020, respectively.

During the year ended December 31, 2019, the Company exchanged 425,038common shares for vested RSUs. In addition, 323,618 stock options were exercised for proceeds of $0.2 million.

In August 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million. The warrants have an exercise price of $0.75 per whole common share and will expire August 4, 2022. Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, this creates a derivative financial liability. The fair value of the liability is recorded and adjusted monthly using the Black-Scholes technique described herein as there is no active market for the warrants. Any gain or loss is reflected in net income for the period.

During the year ended December 31, 2020, the Company sold 259,640 common shares through its At Market facility for $0.1 million, net of issue costs. The Company exchanged 356,071 common shares for vested RSUs. In addition, 159,982 stock options were exercised for proceeds of $0.1 million.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

On February 4, 2021, the Company closed an underwritten public offering of 14,722,200 common shares and accompanying warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 16,930,530common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million. The warrants have an exercise price of $1.35 per whole common share and will expire February 4, 2024. Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, this creates a derivative financial liability. The fair value of the liability is recorded and adjusted monthly using the Black-Scholes technique described herein as there is no active market for the warrants. Any gain or loss is reflected in net income for the period.

During the year ended December 31, 2021, the Company sold 19,151,457 common shares through its At Market facility for $33.4 million. After issue costs of $0.8 million, net proceeds to the Company were $32.6 million. There were 14,050,920 warrants exercised for 7,025,460 common shares for proceeds of $6.9 million. The Company exchanged 492,394 common shares for vested RSUs. In addition, 2,929,101 stock options were exercised for proceeds of $1.8 million.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price
	#	$

December 31, 2018	9,731,612	$0.64

Granted	2,852,386	0.61
Exercised	(323,618)	0.63
Forfeited	(395,851)	0.71
Expired	(787,946)	0.83

December 31, 2019	11,076,583	$0.64

Granted	2,950,180	0.48
Exercised	(159,982)	0.63
Forfeited	(534,425)	0.64
Expired	(1,421,932)	0.66

December 31, 2020	11,910,424	$0.61

Granted	1,322,164	1.14
Exercised	(2,929,101)	0.62
Forfeited	(219,055)	0.56
Expired	(20,408)	0.57

December 31, 2021	10,064,024	$0.68

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant.

We received $1.8 million, $0.1 million, and $0.2 million from options exercised in the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-based compensation expense from stock options was $0.7 million, $0.6 million, and $0.5 for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, there was approximately $1.2 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.1 years under the Option Plan.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2021, outstanding stock options were as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$	#		$

0.58	200,000	0.7	128,441	200,000	0.7	128,441	2022-09-07
0.71	1,431,751	1.0	726,828	1,431,751	1.0	726,828	2022-12-15
0.61	200,000	1.2	122,109	200,000	1.2	122,109	2023-03-30
0.74	830,366	1.6	401,818	830,366	1.6	401,818	2023-08-20
0.72	726,674	2.0	363,144	726,674	2.0	363,144	2023-12-14
0.63	2,528,579	2.8	1,503,784	1,676,601	2.8	997,100	2024-11-05
0.50	2,824,490	3.9	2,037,460	941,491	3.9	679,149	2025-11-13
1.14	1,322,164	4.7	106,090	-	-	-	2026-08-27

0.68	10,064,024	2.9	5,389,674	6,006,883	2.2	3,418,589

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.54 (approximately US$1.22) as of the last trading day in the year ended December 31, 2021, that would have been received by the option holders had they exercised their options on that date. There were 10,064,024 in-the-money stock options outstanding and 6,006,883 in-the-money stock options exercisable as of December 31, 2021.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2021	2020	2019	2018	2017

Expected forfeiture rate	6.1%	6.1%	6.2%	5.8% - 6.0%	5.3% - 6.0%
Expected life (years)	3.9	3.9	3.7	3.7 -3.8	3.7
Expected volatility	69.5%	63.2%	58.6%	53.8% - 55.0%	56.0% - 57.5%
Risk free rate	0.7%	0.4%	1.6%	1.9% - 2.1%	1.0% - 1.6%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$0.74	$0.30	$0.35	$0.33 - $0.39	$0.32 - $0.44

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). The RSU Plan was approved most recently by our shareholders on May 2, 2019. Amendments to the RSU Plan were approved by our shareholders on June 3, 2021, and the plan is now known as the Amended and Restated Restricted Share Unit and Equity Incentive Plan (the “RSU&EI Plan”).

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value
	#	$

December 31, 2018	985,496	$0.67

Granted	713,106	$0.61
Released	(542,674)	$0.68
Forfeited	-	$0.00

December 31, 2019	1,155,928	$0.65

Granted	737,553	$0.48
Released	(475,086)	$0.70
Forfeited	(13,433)	$0.61

December 31, 2020	1,404,962	0.54

Granted	305,530	1.14
Released	(638,989)	0.63
Forfeited	(59,843)	0.56

December 31, 2021	1,011,660	0.69

Stock-based compensation expense from RSUs was $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2021, there was approximately $0.4 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.4 years under the RSU&EI Plan.

As of December 31, 2021, outstanding RSUs were as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$
706,130	0.9	861,479	2022-11-13
305,530	1.7	372,747	2023-08-27

1,011,660	1.1	1,234,226

The fair value of restricted share units on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2021	2020

Expected forfeiture rate	4.4%	4.2%
Grant date fair value (CAD$)	$1.44	$0.63

Warrants

In September 2018, the Company issued 13,062,878 warrants to purchase 6,531,439of our common shares at $1.00 per whole common share. In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 of our common shares at $0.75 per whole common share. In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per whole common share.

Activity with respect to warrants outstanding is summarized as follows:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price
	#	#	$

December 31, 2018	13,062,878	6,531,439	1.00

Issued	-	-	-
Expired	-	-	-

December 31, 2019	13,062,878	6,531,439	1.00

Issued	9,000,000	4,500,000	0.75
Expired	-	-	-

December 31, 2020	22,062,878	11,031,439	0.90

Issued	16,930,530	8,465,265	1.35
Exercised	(14,050,920)	(7,025,460)	0.98
Expired	(573,958)	(286,979)	1.00

December 31, 2021	24,368,530	12,184,265	1.16

We received $6.9 million from warrants exercised in the year ended December 31, 2021. No warrants were exercised in the years ended December 31, 2020, and 2019. The unexercised portion of the 2018 warrants expired in 2021.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2021, the outstanding warrants were as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$

0.75	7,638,000	0.6	1,794,930	2022-08-04
1.35	16,730,530	2.1	-	2024-02-04

1.16	24,368,530	1.6	1,794,930

The fair value of the warrants on their respective issue dates was determined using the Black-Scholes model with the following assumptions:

Warrant Fair Value Assumptions on Issue Date	2021	2020	2018

Expected forfeiture rate	0.0%	0.0%	0.0%
Expected life (years)	3.0	2.0	3.0
Expected volatility	69.3%	71.2%	55.2%
Risk free rate	0.2%	0.2%	2.2%
Expected dividend rate	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$0.39	$0.26	$0.34

Fair value calculations of stock options, restricted share units, and warrants

The Company estimates expected future volatility based on daily historical trading data of the Company’s common shares. The risk-free interest rates are determined by reference to Canadian Treasury Note constant maturities that approximate the expected life. The Company has never paid dividends and currently has no plans to do so. Forfeitures and expected lives were estimated based on actual historical experience.

Share-based compensation expense related to stock options and restricted share units is recognized net of estimated pre-vesting forfeitures, which results in expensing the awards that are ultimately expected to vest over the expected life.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

14.	Sales

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. Revenue consists of:

	Year ended
	December 31,
	2021		2020		2019
Revenue Summary	$	%	$	%	$	%

Company A	-	0.0%	-	0.0%	5,931	18.4%
Company B	-	0.0%	8,300	99.8%	7,990	24.8%
Company C	-	0.0%	-	0.0%	7,483	23.2%
Company D	-	0.0%	-	0.0%	10,848	33.6%
Product sales	-	0.0%	8,300	99.8%	32,252	100.0%

Disposal fee income	16	100.0%	16	0.2%	3	0.0%

	16	100.0%	8,316	100.0%	32,255	100.0%

15.	Cost of Sales

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

Cost of sales consists of the following:

	Year ended
	December 31,
Cost of Sales	2021	2020	2019

Cost of product sales	-	5,166	20,011
Lower of cost or NRV adjustments	7,000	7,802	10,264

	7,000	12,968	30,275

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Operating costs consist of the following:

	Year ended
	December 31,
Operating Costs	2021	2020	2019

Exploration and evaluation	2,037	1,816	2,476
Development	1,922	1,097	1,404
General and administration	5,328	5,200	5,801
Accretion	486	576	577

	9,773	8,689	10,258

17.	Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	December 31, 2021	December 31, 2020	December 31, 2019

Cash and cash equivalents	46,189	4,268	7,403
Restricted cash	7,966	7,859	7,812

	54,155	12,127	15,215

Interest expense paid was $0.8 million, $0.8 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

18.	Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year ended
	December 31,
Income (Loss) before Income Tax Provision	2021	2020	2019

United States	(13,438)	(11,164)	(6,080)
Canada	(9,470)	(3,561)	(2,345)
	(22,908)	(14,725)	(8,425)

There was no federal or state income tax provision (benefit) in the years presented above.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	As at
	December 31,
Deferred Tax Assets	2021	2020

Deferred tax assets	12,841	11,184
Net operating losses - non-current	38,800	35,366
Total deferred tax assets	51,641	46,550

Valuation allowance	(51,641)	(46,550)

Net deferred taxes	-	-

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

The valuation allowance increased by $5,090 during 2021 and $6,017 during 2020.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

Net operating losses and tax credit carryforwards as of December 31, 2021 are as follows:

		Expiration
Income Tax Loss Carryforwards	Amount	Years

Net operating losses, federal (Post December 31, 2017)	25,922	No expirations
Net operating losses, federal (Pre January 1, 2018)	79,699	2029 - 2035
Net operating losses, state	105,423	Varies by state
Net operating losses, Canada	39,998	2026 - 2040

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ended
	December 31,
Income Tax Rate Reconciliation	2021	2020	2019

Canadian Statutory rate	26.5%	26.5%	26.5%
State tax	4.2%	18.2%	11.4%
Permanent differences	-5.1%	-2.0%	0.5%
True-ups and other	0.0%	0.8%	-6.3%
Effect of U.S. Foreign Tax Rate Differential	-3.2%	-4.2%	-4.0%
Change in valuation allowance	-22.4%	-39.3%	-28.1%
Total	0.0%	0.0%	0.0%

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

19.	Commitments

Under the terms of its operating leases for storage and equipment, the Company is committed to minimum annual lease payments as follows:

Lease Payments
2022	16
2023 and after	2

18

20.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $53.7 million at risk on December 31, 2021, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2021.

Currency risk

As of December 31, 2021, we maintained a balance of approximately $2.4 million Canadian dollars.  The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2021

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2021, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.9 million, and the current portion of notes payable of $1.3 million.

As of December 31, 2021, we had $46.2 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in the next 12 months unless it is advantageous to do so.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the years ended December 31, 2021, 2020, and 2019. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

