Form 10-Q
period 2022-03-31
UR-ENERGY INC
filed 2022-05-02
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 28, 2022, there were 219,246,028 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant reduced-level production operations at Lost Creek; (ii) the timing for completion of ongoing development and to determine future development and construction priorities at Lost Creek and Shirley Basin; (iii) the ability to ramp-up and transition to full or other warranted production levels in a timely and cost-effective manner when market and other conditions warrant; (iv) life of mine, costs and production results for Lost Creek and Shirley Basin, including as set forth in the respective Initial Assessment Technical Report Summary for each project; (v) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vi) continuing effects of supply-chain disruption and whether the Company will be able to anticipate and overcome such delays; (vii) the viability of our ongoing research and development efforts, including the timing and cost to implement and operate one or more of them; (viii) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and as may be advantageous to the Company; (ix) resolution of the continuing challenges within the uranium market, including supply and demand projections; (x) the possible impacts of the Russian invasion of Ukraine on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers; (xi) the size and sustainability of impacts on the uranium market of recent physical funds and other depositories for purchases of uranium inventories; (xii) the timing and impact of implementation of the national uranium reserve program and the Company’s role in the program; (xiii) impacts on the global markets of climate change initiatives of nations and multi-national companies; (xiv) whether the proposed transaction of certain non-core assets will be completed, on what terms and timing; and (xv) whether our financing activities and cost-savings measures which we have implemented will be sufficient to support our operations and for what period of time. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 9, 2022.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates included in this report on Form 10-Q have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”). Prior to these estimates, we prepared our estimates of mineral resources in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. We are required by applicable Canadian Securities Administrators to file in Canada an NI 43‑101 compliant report at the same time we file an S-K 1300 technical report summary. The March 7, 2022, NI 43‑101 and S-K 1300 reports (for each of the Lost Creek Property and Shirley Basin Project) are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

Investors should note that the term “mineral resource” does not equate to the term “mineral reserve.” Mineralization may not be classified as a “mineral reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under S-K 1300, estimated “inferred mineral resources” may not form the basis of feasibility or pre-feasibility studies. Additionally, as required under S-K 1300, our report on the Lost Creek Property includes two economic analyses to account for the chance that the inferred resources are not upgraded as production recovery progresses and the Company collects additional drilling data; the second economic analysis was prepared which excluded the inferred resources. The estimated recovery excluding the inferred resources also establishes the potential viability at the property, as detailed in the S-K 1300 report. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	3	46,315	46,189
Accounts receivable		6	4
Prepaid expenses		1,052	894
Assets held for sale	4	1,536	1,536
Total current assets		48,909	48,623

Non-current assets
Non-current portion of inventory	5	7,923	7,923
Restricted cash	6	8,020	7,966
Mineral properties	7	34,755	35,067
Capital assets	8	20,859	21,260
Total non-current assets		71,557	72,216
Total assets		120,466	120,839

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	3,594	2,864
Current portion of notes payable	10	2,585	1,262
Current portion of warrant liability	12	3,077	2,027
Environmental remediation accrual		71	71
Total current liabilities		9,327	6,224

Non-current liabilities
Notes payable	10	9,748	11,060
Lease liability		13	18
Asset retirement obligations	11	30,027	29,915
Warrant liability	12	6,186	4,236
Total non-current liabilities		45,974	45,229

Shareholders' equity
Share capital	13	250,946	248,319
Contributed surplus		20,228	20,040
Accumulated other comprehensive income		4,034	4,142
Accumulated deficit		(210,043)	(203,115)
Total shareholders' equity		65,165	69,386
Total liabilities and shareholders' equity		120,466	120,839

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three months ended
		March 31,
	Note	2022	2021

Sales	14	-	-
Cost of sales	15	(1,722)	(1,673)
Gross profit (loss)		(1,722)	(1,673)

Operating costs	16	(3,298)	(1,812)
Loss from operations		(5,020)	(3,485)

Net interest expense		(174)	(189)
Warrant liability mark to market loss	12	(2,973)	(3,404)
Foreign exchange loss		(11)	(296)
Other income	14	1,250	2
Net loss		(6,928)	(7,372)

Foreign currency translation adjustment		(108)	219
Comprehensive loss		(7,036)	(7,153)

Loss per common share:
Basic		(0.03)	(0.04)
Diluted		(0.03)	(0.04)

Weighted average common shares:
Basic		217,254,138	181,892,848
Diluted		217,254,138	181,892,848

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

					Accumulated
Three months ended					Other
March 31,		Share Capital		Contributed	Comprehensive	Accumulated	Shareholders'
2021	Note	Shares	Amount	Surplus	Income	Deficit	Equity

December 31, 2020		170,253,752	189,620	20,946	3,707	(180,177)	34,096

Exercise of stock options	13	1,723,818	1,540	(462)	-	-	1,078
Exercise of warrants	13	481,000	551	-	-	-	551
Shares issued for cash	13	16,930,530	15,237	-	-	-	15,237
Less amount assigned to warrant liability	12 & 13	-	(2,604)	-	-	-	(2,604)
Less share issue costs	13	-	(1,307)	-	-	-	(1,307)
Stock compensation		-	-	231	-	-	231
Comprehensive income (loss)		-	-	-	219	(7,372)	(7,153)

March 31, 2021		189,389,100	203,037	20,715	3,926	(187,549)	40,129

					Accumulated
Three months ended					Other
March 31,		Share Capital		Contributed	Comprehensive	Accumulated	Shareholders'
2022	Note	Shares	Amount	Surplus	Income	Deficit	Equity

December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Exercise of stock options	13	239,422	244	(73)			171
Exercise of warrants	13	259,000	308				308
Shares issued for cash	13	1,214,774	2,128				2,128
Less share issue costs	13		(53)				(53)
Stock compensation				261			261
Comprehensive income (loss)					(108)	(6,928)	(7,036)

March 31, 2022		218,495,890	250,946	20,228	4,034	(210,043)	65,165

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three months ended
		March 31,
	Note	2022	2021

Cash provided by (used for):

Operating activities
Net loss for the period		(6,928)	(7,372)

Items not affecting cash:
Stock based compensation		261	231
Net realizable value adjustments		1,722	1,673
Amortization of mineral properties		312	509
Depreciation of capital assets		456	446
Accretion expense		112	123
Amortization of deferred loan costs		11	12
Mark to market loss		2,973	3,404
Unrealized foreign exchange loss		11	296
Accounts receivable		(2)	(2)
Inventory		(1,722)	(1,719)
Prepaid expenses		(158)	204
Accounts payable and accrued liabilities		730	119
		(2,222)	(2,076)

Investing activities
Purchase of capital assets		(60)	-
		(60)	-

Financing activities
Issuance of common shares and warrants for cash	13	2,128	15,237
Share issue costs	13	(53)	(1,307)
Proceeds from exercise of warrants and stock options		365	1,439
		2,440	15,369

Effects of foreign exchange rate changes on cash		22	35

Increase (decrease) in cash, cash equivalents, and restricted cash		180	13,328
Beginning cash, cash equivalents, and restricted cash		54,155	12,127
Ending cash, cash equivalents, and restricted cash	17	54,335	25,455

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

1. Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004, under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage issuer, as defined by United States Securities and Exchange Commission (“SEC”). The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located primarily in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013.

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under Subpart 1300 to Regulation S-K (“S-K 1300”), the Company has not determined whether the properties contain mineral reserves. This was true while the Company reported its mineral resources pursuant to Canadian National Instrument 43-101 (“NI 43-101”). The Company’s report The Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, March 7, 2022 (the “Lost Creek Report”) outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

2.  Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These interim consolidated financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2021. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these interim consolidated financial statements.

3.  Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalent	March 31, 2022	December 31, 2021

Cash on deposit	9,176	9,068
Money market funds	37,139	37,121
	46,315	46,189

9

  .

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

4. Assets Held for Sale

A non-core, unpermitted, non-operating property held by Pathfinder Mines Corporation is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost as shown in the table below has been classified as assets held for sale as of March 31, 2022. There were no liabilities associated with the asset held for sale as of March 31, 2022.

Net assets held for sale	March 31, 2022	December 31, 2021

Assets held for sale
Mineral properties	1,536	1,536

	1,536	1,536

5. Inventory

The Company’s inventory consists of the following:

Inventory by Type	March 31, 2022	December 31, 2021

Conversion facility inventory	7,923	7,923
	7,923	7,923

Inventory by Duration	March 31, 2022	December 31, 2021

Non-current portion of inventory	7,923	7,923
	7,923	7,923

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $1,722 and $1,673 for the three months ended March 31, 2022, and March 31, 2021, respectively.

6.  Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	March 31, 2022	December 31, 2021

Cash pledged for reclamation	8,020	7,966
	8,020	7,966

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $27.6 million of coverage towards reclamation obligations are collateralized by the restricted cash.

7.  Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
Mineral Properties	Property	Mines	Properties	Total

December 31, 2021	4,527	17,362	13,178	35,067

Depletion and amortization	(312)	-	-	(312)

March 31, 2022	4,215	17,362	13,178	34,755

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

Pathfinder Mines Corporation

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration. A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale (see note 4).

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

8.  Capital Assets

The Company’s capital assets consist of the following:

	March 31, 2022			December 31, 2021
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,423)	27	3,450	(3,413)	37
Enclosures	33,967	(13,907)	20,060	33,949	(13,488)	20,461
Machinery and equipment	1,531	(961)	570	1,489	(946)	543
Furniture and fixtures	265	(126)	139	266	(121)	145
Information technology	1,110	(1,060)	50	1,177	(1,121)	56
Right of use assets	36	(23)	13	36	(18)	18
	40,359	(19,500)	20,859	40,367	(19,107)	21,260

9.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	March 31, 2022	December 31, 2021

Accounts payable	1,367	854
Accrued payroll liabilities	1,969	1,927
Accrued severance, ad valorem, and other taxes payable	258	83
	3,594	2,864

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
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

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	March 31, 2022	December 31, 2021

Current
State Bond Loan	2,628	1,305
Deferred financing costs	(43)	(43)
	2,585	1,262

Long-term
State Bond Loan	9,813	11,136
Deferred financing costs	(65)	(76)
	9,748	11,060

The schedule of remaining payments on outstanding debt as of March 31, 2022, is presented below.

Remaining Payments	Total	2022	2023	2024	Final payment

State Bond Loan
Principal	12,441	1,305	5,409	5,727	Oct-2024
Interest	1,269	537	525	207

Total	13,710	1,842	5,934	5,934

11.  Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 7.25%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the wellfields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2021	29,915

Accretion expense	112

March 31, 2022	30,027

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

The Company’s warrant liabilities consist of the following:

	Aug-2020	Feb-2021
Warrant Liability Activity	Warrants	Warrants	Total

December 31, 2021	2,027	4,236	6,263

Warrants exercised	(114)	-	(114)
Mark to market revaluation loss	1,117	1,856	2,973
Effects for foreign exchange rate changes	47	94	141

March 31, 2022	3,077	6,186	9,263

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

	Aug-2020	Feb-2021
Warrant Liability Duration	Warrants	Warrants	Total

Current portion of warrant liability	3,077	-	3,077
Warrant liability	-	6,186	6,186

March 31, 2022	3,077	6,186	9,263

The fair value of the warrant liabilities on March 31, 2022, was determined using the Black-Scholes model with the following assumptions:

	Aug-2020	Feb-2021
Black-Scholes Assumptions at March 31, 2022	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.3	1.8
Expected volatility	76.3%	76.7%
Risk free rate	2.3%	2.3%
Expected dividend rate	0.0%	0.0%
Exercise price	$0.75	$1.35
Market price	$1.60	$1.60

13.  Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 218,495,890 shares and 216,782,694 shares were issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company’s stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on May 7, 2020. Eligible participants under the Option Plan include directors, officers, employees, and consultants of the Company. Under the terms of the Option Plan, grants of options will vest over a three-year period: one-third on the first anniversary, one-third on the second anniversary, and one-third on the third anniversary of the grant. The term of the options is five years.

Activity with respect to stock options is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price
	#	$
December 31, 2021	10,064,024	$0.68

Granted	175,000	1.74
Exercised	(239,422)	0.72

March 31, 2022	9,999,602	$0.71

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $0.2 million and $1.1 million from options exercised in the three months ended March 31, 2022 and March 31, 2021, respectively.

Stock-based compensation expense from stock options was $0.2 million and $0.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

As of March 31, 2022, there was approximately $1.2 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.0 years under the Option Plan.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2022, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$	#		$
0.58	200,000	0.4	203,288	200,000	0.4	203,288	2022-09-07
0.72	1,192,329	0.7	1,049,893	1,192,329	0.7	1,049,893	2022-12-15
0.62	200,000	1.0	196,892	200,000	1.0	196,892	2023-03-30
0.74	830,366	1.4	711,257	830,366	1.4	711,257	2023-08-20
0.73	726,674	1.7	634,056	726,674	1.7	634,056	2023-12-14
0.63	2,528,579	2.6	2,448,863	1,676,601	2.6	1,623,744	2024-11-05
0.50	2,824,490	3.6	3,096,709	941,491	3.6	1,032,230	2025-11-13
1.15	1,322,164	4.4	593,472	-	-	-	2026-08-27
1.78	175,000	5.0	-	-	-	-	2027-03-14

0.71	9,999,602	2.7	8,934,430	5,767,461	2.0	5,451,360

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the three months ended March 31, 2022 (approximately US$1.60), that would have been received by the option holders had they exercised their options on that date. There were 9,824,602 in-the-money stock options outstanding and 5,767,461 in-the-money stock options exercisable as of March 31, 2022.

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2022	2021	2020	2019	2018	2017

Expected forfeiture rate	5.6%	6.1%	6.1%	6.2%	5.8% - 6.0%	5.3% - 6.0%
Expected life (years)	3.9	3.9	3.9	3.7	3.7 - 3.8	3.7
Expected volatility	72.7%	69.5%	63.2%	58.6%	53.8% - 55.0%	56.0% - 57.5%
Risk free rate	1.9%	0.7%	0.4%	1.6%	1.9% - 2.1%	1.0% - 1.6%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Black-Scholes value (CAD$)	$1.22	$0.74	$0.30	$0.35	$0.33 - $0.39	$0.32 - $0.44

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

		Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value
	#	$
December 31, 2021	1,011,660	0.69

Granted	-	0.00
Released	-	0.00
Forfeited	-	0.00

March 31, 2022	1,011,660	0.69

Stock-based compensation expense from RSUs was $0.1 million and $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

As of March 31, 2022, there was approximately $0.3 million unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.2 years under the RSU&EI Plan.

As of March 31, 2022, outstanding RSUs are as follows:

	RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$
706,130	0.6	1,129,808	2022-11-13
305,530	1.4	488,848	2023-08-27

1,011,660	0.9	1,618,656

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
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

The following represents warrant activity during the period ended March 31, 2022:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price
	#	#	$

December 31, 2021	24,368,530	12,184,265	1.16

Exercised	(518,000)	(259,000)	0.75

March 31, 2022	23,850,530	11,925,265	1.17

We received $0.2 million and $0.4 million from warrants exercised in the three months ended March 31, 2022 and March 31, 2021, respectively

As of March 31, 2022, outstanding warrants are as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$

0.75	7,120,000	0.3	3,026,000	2022-08-04
1.35	16,730,530	1.8	2,091,316	2024-02-04

1.17	23,850,530	1.4	5,117,316

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

14.  Sales and other income

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. There were no sales of U3O8, or disposal fees billed, in the three months ended March 31, 2022, or March 31, 2021.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There was no carrying value related to the royalty on our balance sheet therefore the entire amount was recognized as other income.

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

Cost of sales consists of the following:

	Three months ended
	March 31,
Cost of Sales	2022	2021

Cost of product sales	-	-
Lower of cost or NRV adjustments	1,722	1,673

	1,722	1,673

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
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

Operating costs consist of the following:

	Three months ended
	March 31,
Operating Costs	2022	2021

Exploration and evaluation	539	463
Development	621	132
General and administration	2,026	1,094
Accretion	112	123

	3,298	1,812

17.  Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	March 31, 2022	March 31, 2021

Cash and cash equivalents	46,315	17,595
Restricted cash	8,020	7,860

	54,335	25,455

Interest expense paid was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

18.  Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, warrant liability and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $53.7 million at risk on March 31, 2022, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2022.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of March 31, 2022, the current Company’s financial liabilities consisted of accounts payable and accrued liabilities of $3.6 million.

As of March 31, 2022, we had $46.3 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in the next 12 months unless it is advantageous to do so.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the three months ended March 31, 2022. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

19. Subsequent Event

Subsequent to March 31, 2022, the Company issued 0.7 million common shares for sales through our At Market Facility and received $1.2 million in cash proceeds from the transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations. The following discussion and analysis should be read in conjunction with the MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage issuer, as that term is defined by the SEC. We are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S. We are operating our first in situ recovery uranium mine at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

Ur-Energy has one wholly owned subsidiary, Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation (“Pathfinder”), incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 9, 2022.

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

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and anticipated under current licensing to process up to 1.2 million pounds of U3O8 annually from the Lost Creek mine. The processing facility has the physical design capacity and is licensed to process 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8, to process material from other sources. We expect that the Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which we anticipate the need only for a satellite plant. However, the Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

Uranium Market Update

We continue to see increased support for nuclear energy as a critical element to successfully address climate change. Growing numbers of countries are making commitments to net-zero emissions, including on more accelerated schedules than previously targeted. In the process, many nations and large companies are endorsing nuclear energy to meet such objectives, recognizing the safety, reliability, and economic advantages nuclear presents. Supply-demand fundamentals continue to strengthen with the supply gap widening as secondary inventories decline while projections are for sustained growth of nuclear power through traditional uses and the construction of advanced reactors of various types. This support, and projections for sustained growth of nuclear power globally in coming years, has incentivized investment in the fuel cycle industries, through legislative programs and private and industrial capital.

In the U.S., Congress approved the FY2021 Department of Energy (“DOE”) budget, in December 2020, appropriating $75 million for the establishment of a new national uranium reserve through which DOE is to purchase domestically produced uranium. We understand the appropriated funding was extended for use in FY2022. If budget appropriations are secured annually and the program is implemented in a timely fashion, these purchases would provide direct support to the front end of the fuel cycle and help re-establish the United States’ critical capabilities.

DOE published a request for information (“RFI”) for stakeholders to respond with data and input to support and define the establishment of the uranium reserve. DOE reviewed and compiled the responses and, in February 2022, published a summary of those responses. Notably, DOE affirms its intention “to follow Congressional direction to implement this program,” making clear it will not consider comments received in the RFI process which suggest DOE should not implement the mandated program. DOE Secretary Granholm said in public testimony April 28, 2022, that DOE anticipates initial requests for proposal for the purchase of domestically produced uranium will be issued in June 2022.

Additionally, the Biden Administration continues to prioritize climate change initiatives and its leaders have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which will support nuclear energy and the nuclear fuel cycle industries. We are seeing signs of increased bipartisan support for nuclear energy in Washington. Also, it appears that the U.S. utilities are beginning to understand the need for supply diversity in light of supply disruptions, general market conditions and geopolitical realities.

The Infrastructure Investment and Jobs Act (“Act”), signed into law in November 2021, contains a number of provisions supporting nuclear energy including, most importantly, a $6 billion Civil Nuclear Credit Program designed to prevent the premature closure of nuclear power plants. Nuclear power plants utilizing domestically sourced uranium products will be given priority funding under this program. The DOE is aggressively advancing the Civil Nuclear Credit Program and issued an RFI on February 15, 2022, with the expectation that a request for proposal will follow as early as mid-year 2022.

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

In April 2022, Senator Manchin (D-W.Va.), introduced a bipartisan bill titled The International Nuclear Energy Act of 2022 with the stated goal of establishing an Executive Office for Nuclear Energy Policy to promote engagement with ally and partner nations to develop a civil nuclear export strategy and offset China and Russia’s growing influence on international nuclear energy development. Additionally, numerous states have passed legislation supporting nuclear power.

Globally, several countries including China, Japan, France and England are ramping up power plant construction, reactor life extensions and/or research activities. Most importantly, China announced in 2021 that they plan to build at least 150 new reactors within 15 years. To put that number in context, the world currently has 437 operating reactors. Both domestically and internationally, 2021 saw the strongest support for nuclear energy since the 1970s.

As a result of these and other developments in the U.S. and abroad, uranium pricing has increased significantly over the past year. Spot market prices continue to experience volatility, but through March and April have been sustained at average pricing in the upper-$50s. While lagging behind spot price increases, term pricing has also continued to strengthen.

Although it is likely that all uranium producers returning to production may face challenges in today’s inflationary and supply-chain driven world, we believe that the steps we have taken throughout the past several years to optimize our processes in both the Lost Creek wellfield and plant, conduct routine maintenance and further cross train our experienced staff will facilitate an orderly return to production when market conditions warrant. Additionally, as described below, our advanced wellfield preparations and research and development work should assist to streamline the path to full production.

The short- and long-term worldwide implications of Russia’s invasion of Ukraine are difficult to predict at this time. In addition to the possible adverse effects on the global economy, the war may result in impacts felt more directly by the nuclear fuel industries and uranium producers specifically. The imposition of sanctions on Russia by the U.S. or other countries could result in counter sanctions by Russia including the possible termination of exports of enriched uranium from Russia to the U.S. Several pieces of legislation to prohibit Russian imports of uranium have been introduced in Congress. Russia has historically and very recently shown its willingness to utilize energy resources as foreign policy “tools” in its relations with European nations, creating supply disruptions and leveraging punitive pricing. If U.S. - Russian relations deteriorate, Russia may influence Kazakhstan and Uzbekistan to halt uranium exports to the U.S. Certain trade restrictions, especially in the current market with limited sources of uranium, could result in a reordering of global supply and higher sales prices; especially in the short-term. The long-term impact on the market is equally unpredictable, however. Some countries, such as Finland, are considering halting reactor construction projects led and/or financed by Russia. If sufficient new builds are cancelled, the long-term fuel demand could be adversely impacted. Conversely, some countries, especially those which are not energy independent, may find it desirable to move away from imported fossil fuels in favor of domestic nuclear power.

Mineral Rights and Properties

We have 12 U.S. uranium properties. Ten of our uranium properties are located in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of more than 35,000 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Our Shirley Basin Project permit area, also in Wyoming, comprises nearly 1,800 acres of Company-controlled mineral acres.

Lost Creek Property

Lost Creek continues to operate at reduced production levels, which have allowed us to sustain operating cost reductions at Lost Creek, while continuing to conduct preventative maintenance and optimize processes in preparation for ramp up to full production rates.

In 2021 Q4, we initiated an advance development program at Lost Creek designed to significantly improve our ability to quickly return to production when ramp-up occurs. Specifically, we commenced a drilling and construction program to complete the development of the fourth header house in MU2 (HH 2-4). The header house, and its associated drilling and wellfield development, is expected to be complete in 2022 Q3, at which time HH 2-4 will be ready for production. Additionally, we have ordered all necessary equipment to construct the fifth header house (HH 2-5) and the long-lead items for the sixth header house in MU2.  In conjunction with HH 2-4 work, the 2022 delineation drill program will assist with subsequent wellfield design within MU2. Delineation drilling for HH 2-5 is already complete, and when well work on HH 2-4 is complete, delineation drilling will resume for HHs 2-6, 2-7 and 2-8. Together with our optimization of plant processes, these wellfield programs will significantly advance our readiness and shorten the time frame to production when ramp-up occurs.

The first two mine units at Lost Creek (MU1 and MU2) have all appropriate permits necessary for a return to operations, including any new production resulting from the ongoing MU2 advance development program, when ramp up occurs. We have received the Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project. Currently, we await only approval by the Wyoming Department of Environmental Quality, Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding LC East and KM mine units. We anticipate that the LQD review will be complete in 2022.

We filed an Initial Assessment Technical Report Summary on our Lost Creek Property, Sweetwater County, Wyoming, USA (the “Lost Creek Report,” March 7, 2022), which was prepared by Western Water Consultants, Inc., d/b/a WWC Engineering (“WWC”). The Lost Creek Report provides the most recent resource update and provides analysis of the Property’s economics assuming a near immediate restart of wellfield development activities and the subsequent ramp-up to a one million pound per year production rate.

The mineral resource estimate for the Lost Creek Property is 11.9 million pounds eU3O8 in the Measured and Indicated categories, and 6.6 million pounds eU3O8 in the Inferred category. Lost Creek has produced 2.7 million pounds U3O8 as of December 31, 2021. The mineral resource estimate was reduced to account for production to date.

Shirley Basin Project

Our Shirley Basin Project stands construction ready, having received the source material license, permit to mine, and aquifer exemption for the project in 2021. These three approvals represent the final major permits required to begin construction of the Shirley Basin Project. Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Delineation and exploration drilling were completed historically, and wellfield, pipeline and header house layouts are finalized. Additional, minor on-the-ground preparations were initiated in 2021.

In Q1, we filed an Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project, Carbon County, Wyoming, USA (the “Shirley Basin Report,” March 7, 2022), which was prepared by WWC. Based upon data from the historical and confirmation drilling at the site, the Shirley Basin Report confirms the project’s mineral resource estimate of 8.8 million pounds eU3O8 in the Measured and Indicated categories, of which approximately 6.4 million pounds are expected to be recovered. Due to the very high level of density in drilling at the project, all resources within the three proposed mine units are classified as Measured or Indicated. There are no resources in the Inferred category. Additionally, the Shirley Basin Report reaffirms the economic analysis on the Shirley Basin Project from a prior NI 43‑101 Preliminary Economic Assessment.

Research and Development

The Company is actively engaged in several research and development (“R&D”) projects with the overall objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. The technologic advances are at varying stages of development, although if analyses continue to be successful, it is anticipated that one or more may be implemented in 2022. The development projects include a new material for injection wells and related well installation process, for which a provisional patent has been filed with the U.S. Patent Office. We await an LQD review of a Non-Significant Permit Amendment and will field test the materials and engineering following receipt of that amendment approval. Although the technology will not be useful for production wells, injection wells generally represent approximately 65% of the wells throughout wellfields designed with traditional “five-spot” recovery patterns. In addition to its relatively low cost and availability of materials in the midst of current supply chain challenges, the proposed method, if proven out, is expected to reduce drill rig time on injection wells by about 70% and reduce environmental impacts. It is anticipated that the cost savings from reduced drill rig time will be partially offset by the need for additional in-house labor.

Work continues, as well, on engineering of an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water. This project is entering advanced-stage analyses expected to be completed by 2022 Q4. The value of increasing the rate of recycling is that less wastewater requiring disposal will be generated. While our existing Lost Creek permit allows for the installation of two additional deep disposal wells, these wells are expensive to install. The objective of this R&D work is to treat a sufficient quantity of wastewater to minimize the number of additional deep disposal wells required at Lost Creek and, in turn, recycle the majority of that fluid as clean, Class V, injectate. As contemplated, the system will also provide enhanced water filtration of injection fluids which will allow for the removal of existing and future header house filtration systems. If the remaining design, engineering and economic studies are successful, we anticipate that these processes and technology will also be utilized at our Shirley Basin Project.

Casper Operations Headquarters

In late 2021, we purchased a new operations headquarters in Casper, Wyoming to serve our current and future Wyoming operations and mineral exploration and development projects. The three-acre site includes a fully furnished 14,000 sq. ft. office building. In Q1, we selected a contractor who is currently completing design work for a multipurpose building which will allow for centralized construction activities as well as housing our shared services chemistry laboratory. Building materials are on order with the manufacturer, and full construction is expected to commence Q2 and be completed in 2022. The additional facility will allow us to construct header houses for Lost Creek and, when built and operational, Shirley Basin. Building, wiring and automating header houses in Casper, as well as other construction activities, will provide numerous safety, environmental and financial advantages to our operations. Fewer miles traveled by our staff and fewer vehicles on the road equates to a significantly lower risk of accident or injury, a smaller carbon footprint for Lost Creek, and considerably lower vehicle and labor costs.

Changes in Senior Leadership

On March 1, 2022, Jeffrey T. Klenda, the Company’s Chairman, CEO and President resigned as chief executive officer, effective on March 1, 2022. John W. Cash, the Company’s Vice President Regulatory Affairs, was named Chief Executive Officer and was appointed to serve as a member of the Board of Directors effective March 1, 2022. Mr. Klenda continues to serve as the Company’s Chairman and President, until the Company’s Annual Meeting of shareholders to be held June 2, 2022, after which he will retire. Upon Mr. Klenda’s full retirement in June 2022, Mr. Cash will also assume the role of President of the Company.

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

The following table provides information on our production and ending inventory of U3O8 pounds.

U3O8 Production and Ending Inventory

	Unit	2021 Q2	2021 Q3	2021 Q4	2022 Q1

U3O8 Production

Pounds captured	lb	58	70	74	83
Pounds drummed	lb	-	-	-	-
Pounds shipped	lb	-	-	-	-
Pounds purchased	lb	-	-	-	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	365	999	1,069	1,146
Plant inventory	lb	-	-	-	-
Conversion inventory - produced	lb	267,617	267,049	267,049	267,049
Conversion inventory - purchased	lb	16,741	16,741	16,741	16,741
	lb	284,723	284,789	284,859	284,936

Value
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$-	$-	$-	$-
Conversion inventory - produced	$000	$7,487	$7,486	$7,488	$7,488
Conversion inventory - purchased	$000	$435	$435	$435	$435
	$000	$7,922	$7,921	$7,923	$7,923

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$-	$-	$-	$-
Conversion inventory - produced	$/lb	$27.98	$28.03	$28.04	$28.04
Conversion inventory - purchased	$/lb	$25.98	$25.98	$25.98	$25.98
	$/lb	$27.82	$27.81	$27.81	$27.81

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.59	$0.59	$0.59	$0.59
Cash cost	$/lb	$18.56	$18.59	$18.60	$18.60
Non-cash cost	$/lb	$8.83	$8.85	$8.85	$8.85
	$/lb	$27.98	$28.03	$28.04	$28.04

During 2020, we intentionally reduced production operations at Lost Creek in response to the depressed state of the uranium market at that time. As a result, production rates declined significantly and will remain low until a decision to ramp up is made. Recent spot price improvements are encouraging, however long-term contract pricing necessary to support a ramp up decision has not yet ensued.

As of March 31, 2022, we had approximately 283,790 pounds of U3O8 at the conversion facility including 267,049 produced pounds at an average cost per pound of $28.04, and 16,741 purchased pounds at an average cost per pound of $25.98.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table summarizes the results of operations for the three months ended March 31, 2022, and 2021:

	Three months ended
	March 31,
	2022	2021	Change

Sales	-	-	-
Cost of sales	(1,722)	(1,673)	(49)
Gross profit (loss)	(1,722)	(1,673)	(49)

Operating costs	(3,298)	(1,812)	(1,486)
Loss from operations	(5,020)	(3,485)	(1,535)

Net interest expense	(174)	(189)	15
Warrant mark to market gain	(2,973)	(3,404)	431
Foreign exchange gain (loss)	(11)	(296)	285
Other income (expense)	1,250	2	1,248
Net loss	(6,928)	(7,372)	444

Foreign currency translation adjustment	(108)	219	(327)
Comprehensive loss	(7,036)	(7,153)	117

Loss per common share:
Basic	(0.03)	(0.04)	0.01
Diluted	(0.03)	(0.04)	0.01

Sales

There were no sales of U3O8 in the first three months of 2022 or 2021, and we do not anticipate making any U3O8 sales in 2022.

Cost of Sales

Cost of sales per the financial statements includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales in the financial statements. NRV adjustments, if any, are excluded from the U3O8 cost of sales and U3O8 cost per pound sold figures because they relate to the pounds of U3O8 in ending inventory and do not relate to the pounds of U3O8 sold during the period.

In the three months ended March 31, 2022, and March 31, 2021, cost of sales per the financial statements included $1.7 million and $1.7 million, respectively, in lower of cost or NRV adjustments. With production rates held to intentionally lower levels, virtually all production costs during 2022 and 2021 will be (were) charged to cost of sales as NRV adjustments.

Gross Profit

The gross loss per the financial statements for the three months ended March 31, 2022, and 2021 was $1.7 million and $1.7 million, respectively. The losses were composed of NRV adjustments.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three months ended March 31, 2022, and 2021:

	Three months ended
	March 31,
Operating Costs	2022	2021	Change

Exploration and evaluation	539	463	76
Development	621	132	489
General and administration	2,026	1,094	932
Accretion	112	123	(11)

	3,298	1,812	1,486

Total operating costs of $3.3 million in 2022 Q1 were $1.5 million more than operating costs in 2021 Q1. The increase was primarily due to the MU2 advance development program being conducted at Lost Creek and the payment of bonuses in 2022 Q1. There were no similar costs in 2021 Q1.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Total exploration and evaluation expense increased approximately $0.1 million in 2022 Q1, which included a bonus payment. No bonuses were paid in 2021 Q1.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stageand has also been classified as a development project. The $0.5 million increase in development expense during 2022 Q1 related to the MU2 advance development program currently underway. Drilling, drilling supplies, and related service costs accounted for most of the increase.

General and administration expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs. The $0.9 million increase in 2022 Q1 included bonuses paid ($0.5 million), an increase in labor related costs ($0.3 million), and increased professional services ($0.2 million).

Other Income and Expenses

Net interest expense remained consistent in 2022.

For the three months ended March 31, 2022, the warrant liability mark to market loss decreased by $0.4 million. As a part of the September 2018 underwritten public offering, the August 2020 registered direct offering, and the February 2021 underwritten public offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period.  During Q1 for both periods, the Company’s stock price, volatility, and other factors used in the Black-Scholes model rose significantly, leading to a significant increase in the warrant liability and corresponding mark to market losses. In 2022, there were fewer outstanding warrants and the remaining outstanding warrants were at a higher exercise price, which resulted in a smaller loss.

As a result of the February 2021 underwritten public offering, the Company received approximately $13.9 million in net proceeds from the offering. Because the functional currency of Ur‑Energy Inc. is Canadian dollars, the entity’s USD bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. For the three months ended March 31, 2021, the average USD balance in the entity’s bank accounts was substantially higher and resulted in a greater loss from the change in foreign exchange rates.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet therefore the entire amount was recognized as other income.

Earnings (loss) per Common Share

The basic and diluted loss per common share for the three months ended March 31, 2022, was $0.03. For 2021 Q1, the loss per share was $0.04. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash increased from the December 31, 2021, balance of $54.2 million to $54.3 million as of March 31, 2022. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury bills. During the three months ended March 31, 2022, we used $2.2 million for operating activities, had minimal investing activities, and generated $2.4 million from financing activities.

Operating activities used $2.2 million of cash for the three months ended March 31, 2022. We spent $1.0 million on production related cash costs and operating costs consumed $2.9 million of cash. This was partially offset by the $1.3 million received from the sale of the royalty interest and $0.4 million in other working capital changes.

Investing activities used less than $0.1 million during the period.

Financing activities provided $2.4 million of cash in 2022. We received net proceeds of $2.1 million from the sale of common shares through our At Market Facility and $0.4 million from the exercise of warrants and stock options.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of March 31, 2022, the balance of the State Bond Loan was $12.4 million.

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

On December 17, 2021, we entered into an amendment to the Sales Agreement (“Amendment No. 1” and together with the Sales Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50,000,000 from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. As of April 28, 2022, we have issued and sold 1,884,309 common shares having aggregate gross proceeds of approximately $3.3 million since December 17, 2021, under the Amended Sales Agreement.

In 2022 Q1, we utilized the Amended Sales Agreement for gross proceeds of $2.1 million.

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

Liquidity Outlook

As of April 28, 2022, we had $45.8 million of cash and cash equivalents including an additional $1.2 million received from ATM sales which took place after March 31, 2022. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory, worth approximately $15.1 million at recent spot prices, is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in the next 12 months unless it is advantageous to do so.

Looking Ahead

The surge in interest by investors, policy- and lawmakers, and climate-change advocates in all things nuclear continues in 2022. Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to be more widely accepted. Japan, several member nations of the European Union, and the United Kingdom have all recently made announcements of action plans placing nuclear energy as an integral part of the climate change solution. The U.S. has rejoined the Paris Climate Agreement, and the Biden Administration continues to voice support for the nuclear industry. The DOE uranium reserve also appears to be moving forward: DOE Secretary Granholm said in public testimony April 28, 2022, that DOE anticipates initial requests for proposal for the purchase of domestically produced uranium will be issued in June 2022.

This support for nuclear energy has prompted financial funds and uranium ETFs to purchase uranium inventories thereby supporting the uranium spot price. In 2021, the Sprott Physical Uranium Trust began its purchases of uranium and has established the means in the equity markets to raise more than $3 billion for such purchases. A more recent participant in the long-term investment in uranium is the physical uranium fund formed by Kazakhstan. That physical fund announced plans to raise as much as $500 million for purchasing uranium. The rally in uranium spot prices which began in 2021 continues in 2022, with prices through March and April maintaining averages in the upper $50s. Moreover, nuclear utilities and other purchasers are back in the market, resulting in some strengthening of term pricing.

Our cash position as of April 28, 2022, is $45.8 million. In addition to our strong cash position, we have nearly 284,000 pounds of finished, U.S. produced U3O8 inventory at the conversion facility, worth approximately $15.1 million at recent spot prices. Our financial position provides us with adequate funds to maintain and enhance operational readiness at Lost Creek, as well as allowing us to preserve our existing inventory to sell into higher prices. To further heighten our readiness to return to production operations at Lost Creek, we are advancing preparations in Lost Creek MU2 through a drilling and development program, which has recently been supplemented by purchases of mid- and long-lead time items for MU2.

We continue to diligently work to optimize processes and refine production plans, supported by our experienced Lost Creek operational staff, who stand ready to expand Lost Creek production to an annualized run rate of up to 1.2 million pounds upon a “go” decision for ramp up. A production ramp up will include further development work in both of the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Report. The Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come.

The ongoing MU2 advance development and construction work is designed to shorten the time to production, with HH 2-4 anticipated to be ready for production in Q3 should a decision to proceed be made. When the advance work is complete, Lost Creek operations can increase to full production rates in as little as six months following a “go” decision, simply by continuing the development work within the fully permitted MU2. We are prepared to ramp up and to deliver future Lost Creek production into new sales contracts and the national uranium reserve.

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

Transactions with Related Parties

There were no reportable transactions with related parties during the quarter.

Proposed Transactions

A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost is shown in note 4 to the accompanying Interim Consolidated Financial Statements.

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

Inventory and Cost of Sales

Our inventories are valued at the lower of cost or net realizable value based on projected revenues from the sale of that product. We are allocating all costs of operations of the Lost Creek facility to the inventory valuation at various stages of production with the exception of wellfield and disposal well costs which are treated as development expenses when incurred. Depreciation of facility enclosures, equipment and asset retirement obligations as well as amortization of the acquisition cost of the related property is also included in the inventory valuation. We do not allocate any administrative or other overhead to the cost of the product.

Share-Based Expense and Warrant Liability

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

Impairment of long-lived assets

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

Outstanding Share Data

As of April 28, 2022, we had outstanding 219,246,028 Common Shares and 9,918,999 options to acquire Common Shares.

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

Currency risk

As of March 31, 2022, we maintained a balance of approximately C$1.7 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $52.50 per pound as of April 28, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2022 from those risk factors set forth in our Annual Report on Form 10-K.

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

UR-ENERGY INC.

Date: May 2, 2022	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

