Form 10-Q/A
period 2022-03-31
UR-ENERGY INC
filed 2022-05-03
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q filed on May 2, 2022 (the “Original Filing”). The Original Filing inadvertently omitted the Certification of the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the Certification of the CEO and CFO pursuant to 18 U.S.C. 1350 (the “Certifications”). With the exception of the inclusion of the Certifications, there were no changes to the Original Filing.

2

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

Item 5. OTHER INFORMATION

None.

3

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: May 3, 2022	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

5