Form 10-Q
period 2022-06-30
UR-ENERGY INC
filed 2022-08-02
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC
(Exact name of registrant as specified in its charter)

.

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

As of August 1, 2022, there were 222,806,028 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement RegardingForward-Looking Information

This report on Form 10-Q contains “forward-looking statements” within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as “expect,” “anticipate,” “estimate,” “believe,” “may,” “potential,” “intends,” “plans” and other similar expressions or statements that an action, event or result “may,” “could” or “should” be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant reduced-level production operations at Lost Creek; (ii) the timing for completion of ongoing development and to determine future development and construction priorities at Lost Creek and Shirley Basin; (iii) the ability to ramp-up and transition to full or other warranted production levels in a timely and cost-effective manner when market and other conditions warrant; (iv) life of mine, costs and production results for Lost Creek and Shirley Basin, including as set forth in the respective Initial Assessment Technical Report Summary for each project; (v) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vi) continuing effects of supply-chain disruption and whether the Company will be able to anticipate and overcome such delays; (vii) the viability of our ongoing research and development efforts, including the timing and cost to implement and operate one or more of them; (viii) the ability to complete additional favorable uranium sales agreements including spot sales if the market warrants and as may be advantageous to the Company; (ix) resolution of the continuing challenges within the uranium market, including supply and demand projections; (x) the possible impacts of the Russian invasion of Ukraine on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers; (xi) the size and sustainability of impacts on the uranium market of recent physical funds and other depositories for purchases of uranium inventories; (xii) the impact of implementation of the U.S. uranium reserve program and the Company’s role in the program, including whether the Company’s bid proposal will be successful; (xiii) impacts on the global markets of climate change initiatives of nations and multi-national companies; (xiv) whether the proposed transaction of certain non-core assets will be completed, on what terms and timing; and (xv) whether our financing activities and cost-savings measures which we have implemented will be sufficient to support our operations and for what period of time. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a “passive foreign investment company” under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 9, 2022.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	3	43,267	46,189
Accounts receivable		15	4
Inventory	4	7,923	-
Prepaid expenses		1,137	894
Assets held for sale	5	1,536	1,536
Total current assets		53,878	48,623

Non-current assets
Non-current portion of inventory	4	-	7,923
Restricted cash	6	8,026	7,966
Mineral properties	7	34,443	35,067
Capital assets	8	20,427	21,260
Total non-current assets		62,896	72,216
Total assets		116,774	120,839

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	3,420	2,864
Current portion of notes payable	10	3,928	1,262
Current portion of warrant liability	12	1,149	2,027
Environmental remediation accrual		71	71
Total current liabilities		8,568	6,224

Non-current liabilities
Notes payable	10	8,416	11,060
Lease liability		9	18
Asset retirement obligations	11	30,140	29,915
Warrant liability	12	2,996	4,236
Total non-current liabilities		41,561	45,229

Shareholders' equity
Share capital	13	252,182	248,319
Contributed surplus		20,667	20,040
Accumulated other comprehensive income		4,192	4,142
Accumulated deficit		(210,396)	(203,115)
Total shareholders' equity		66,645	69,386
Total liabilities and shareholders' equity		116,774	120,839

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three months ended		Six months ended
		June 30,		June 30,
	Note	2022	2021	2022	2021

Sales	14	19	7	19	7
Cost of sales	15	(1,662)	(1,835)	(3,384)	(3,508)
Gross loss		(1,643)	(1,828)	(3,365)	(3,501)

Operating costs	16	(3,460)	(2,777)	(6,758)	(4,589)
Loss from operations		(5,103)	(4,605)	(10,123)	(8,090)

Net interest expense		(163)	(187)	(337)	(376)
Warrant liability mark to market loss	12	4,888	(2,920)	1,915	(6,324)
Foreign exchange loss		21	(71)	10	(367)
Other income	14	4	904	1,254	906
Net loss		(353)	(6,879)	(7,281)	(14,251)

Foreign currency translation adjustment		158	34	50	253
Comprehensive loss		(195)	(6,845)	(7,231)	(13,998)

Loss per common share:
Basic		-	(0.04)	(0.03)	(0.08)
Diluted		-	(0.04)	(0.03)	(0.08)

Weighted average common shares:
Basic		219,146,082	190,240,544	218,205,337	186,089,756
Diluted		219,146,082	190,240,544	218,205,337	186,089,756

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Six months ended June 30,		Share Capital		Contributed	Accumulated Other Comprehensive	Accumulated	Shareholders'
2021	Note	Shares	Amount	Surplus	Income	Deficit	Equity

December 31, 2020		170,253,752	189,620	20,946	3,707	(180,177)	34,096

Exercise of stock options	13	1,723,818	1,540	(462)	-	-	1,078
Exercise of warrants	13	481,000	551	-	-	-	551
Shares issued for cash	13	16,930,530	15,237	-	-	-	15,237
Less amount assigned to warrant liablity	12 & 13	-	(2,604)	-	-	-	(2,604)
Less share issue costs	13	-	(1,307)	-	-	-	(1,307)
Stock compensation		-	-	231	-	-	231
Comprehensive income (loss)		-	-	-	219	(7,372)	(7,153)

March 31, 2021		189,389,100	203,037	20,715	3,926	(187,549)	40,129

Exercise of stock options	13	160,000	134	(40)	-	-	94
Exercise of warrants	13	825,637	1,245	-	-	-	1,245
Shares issued for cash	13	4,423,368	6,930	-	-	-	6,930
Less share issue costs	13	-	(218)	-	-	-	(218)
Stock compensation		-	-	259	-	-	259
Comprehensive income (loss)		-	-	-	34	(6,879)	(6,845)

June 30, 2021		194,798,105	211,128	20,934	3,960	(194,428)	41,594

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

					Accumulated
					Other
Six months ended June 30,		Share Capital		Contributed	Comprehensive	Accumulated	Shareholders'
2022	Note	Shares	Amount	Surplus	Income	Deficit	Equity

December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Exercise of stock options	13	239,422	244	(73)			171
Exercise of warrants	13	259,000	308				308
Shares issued for cash	13	1,214,774	2,128				2,128
Less share issue costs	13		(53)				(53)
Stock compensation				261			261
Comprehensive income (loss)					(108)	(6,928)	(7,036)

March 31, 2022		218,495,890	250,946	20,228	4,034	(210,043)	65,165

Exercise of stock options	13	80,603	81	(25)	-	-	56
Shares issued for cash	13	669,535	1,185	-	-	-	1,185
Less share issue costs	13	-	(30)	-	-	-	(30)
Stock compensation		-	-	464	-	-	464
Comprehensive income (loss)		-	-	-	158	(353)	(195)

June 30, 2022		219,246,028	252,182	20,667	4,192	(210,396)	66,645

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Six months ended
		June 30,
	Note	2022	2021

Cash provided by (used for):

Operating activities
Net loss for the period		(7,281)	(14,251)

Items not affecting cash:
Stock based compensation		725	490
Net realizable value adjustments		3,384	3,508
Amortization of mineral properties		624	1,017
Depreciation of capital assets		909	892
Accretion expense		225	246
Amortization of deferred loan costs		22	24
Gain on loan forgiveness		-	(903)
Mark to market loss		(1,915)	6,324
Unrealized foreign exchange loss		(7)	369
Accounts receivable		(11)	(5)
Inventory		(3,384)	(3,616)
Prepaid expenses		(243)	(246)
Accounts payable and accrued liabilities		556	360
		(6,396)	(5,791)

Investing activities
Purchase of capital assets		(85)	(39)
		(85)	(39)

Financing activities
Issuance of common shares and warrants for cash	13	3,313	22,167
Share issue costs	13	(83)	(1,525)
Proceeds from exercise of warrants and stock options		421	2,359
		3,651	23,001

Effects of foreign exchange rate changes on cash		(32)	53

Increase (decrease) in cash, cash equivalents, and restricted cash		(2,862)	17,224
Beginning cash, cash equivalents, and restricted cash		54,155	12,127
Ending cash, cash equivalents, and restricted cash	17	51,293	29,351

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

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

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	June 30, 2022	December 31, 2021

Cash on deposit	6,287	9,068
Money market funds	36,980	37,121
	43,267	46,189

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	June 30, 2022	December 31, 2021

Conversion facility inventory	7,923	7,923
	7,923	7,923

Inventory by Duration	June 30, 2022	December 31, 2021

Current portion of inventory	7,923	-
Non-current portion of inventory	-	7,923
	7,923	7,923

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $3,384 and $3,508 for the six months ended June 30, 2022, and June 30, 2021, respectively.

5. Assets Held for Sale

A non-core, unpermitted, non-operating property held by Pathfinder Mines Corporation is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost as shown in the table below has been classified as assets held for sale as of June 30, 2022. There were no liabilities associated with the asset held for sale as of June 30, 2022.

Net assets held for sale	June 30, 2022	December 31, 2021

Assets held for sale
Mineral properties	1,536	1,536

	1,536	1,536

6. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	June 30, 2022	December 31, 2021

Cash pledged for reclamation	8,026	7,966
	8,026	7,966

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Pathfinder	Other U.S.
Mineral Properties	Property	Mines	Properties	Total

December 31, 2021	4,527	17,362	13,178	35,067

Depletion and amortization	(624)	-	-	(624)

June 30, 2022	3,903	17,362	13,178	34,443

Lost Creek Property

The Company acquired certain Wyoming properties in 2005 when Ur-Energy USA Inc. purchased 100% of NFU Wyoming, LLC. Assets acquired in this transaction include the Lost Creek Project, other Wyoming properties, and development databases. NFU Wyoming, LLC was acquired for aggregate consideration of $20 million plus interest. Since 2005, the Company has increased its holdings adjacent to the initial Lost Creek acquisition through staking additional claims and making additional property purchases and leases.

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

Pathfinder Mines Corporation

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration. A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale (see note 5).

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

8. Capital Assets

The Company’s capital assets consist of the following:

	June 30, 2022			December 31, 2021
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,431)	19	3,450	(3,413)	37
Enclosures	33,970	(14,326)	19,644	33,949	(13,488)	20,461
Machinery and equipment	1,549	(976)	573	1,489	(946)	543
Furniture and fixtures	265	(132)	133	266	(121)	145
Information technology	1,114	(1,066)	48	1,177	(1,121)	56
Right of use assets	36	(26)	10	36	(18)	18
	40,384	(19,957)	20,427	40,367	(19,107)	21,260

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	June 30, 2022	December 31, 2021

Accounts payable	1,429	854
Accrued payroll liabilities	1,816	1,927
Accrued severance, ad valorem, and other taxes payable	175	83
	3,420	2,864

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debt.

Current and Long-term Debt	June 30, 2022	December 31, 2021

Current
State Bond Loan	3,971	1,305
Deferred financing costs	(43)	(43)
	3,928	1,262
Long-term
State Bond Loan	8,470	11,136
Deferred financing costs	(54)	(76)
	8,416	11,060

The schedule of remaining payments on outstanding debt as of June 30, 2022, is presented below.

Remaining Payments	Total	2022	2023	2024	Final payment

State Bond Loan
Principal	12,441	1,305	5,409	5,727	Oct-2024
Interest	1,090	358	525	207

Total	13,531	1,663	5,934	5,934

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

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2021	29,915

Accretion expense	225

June 30, 2022	30,140

The restricted cash discussed in note 6 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

12. Warrant Liability

In August 2020, we issued 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one Common Share of the Company’s stock at a price of $0.75 per full share. Any remaining, unexercised warrants will expire on August 4, 2022.

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

The Company’s warrant liabilities consist of the following:

	Aug-2020	Feb-2021
Warrant Liability Activity	Warrants	Warrants	Total

December 31, 2021	2,027	4,236	6,263

Warrants exercised	(114)	-	(114)
Mark to market revaluation gain	(736)	(1,179)	(1,915)
Effects for foreign exchange rate changes	(28)	(61)	(89)

June 30, 2022	1,149	2,996	4,145

	Aug-2020	Feb-2021
Warrant Liability Duration	Warrants	Warrants	Total

Current portion of warrant liability	1,149	-	1,149
Warrant liability	-	2,996	2,996

June 30, 2022	1,149	2,996	4,145

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the warrant liabilities on June 30, 2022, was determined using the Black-Scholes model with the following assumptions:

	Aug-2020	Feb-2021
Black-Scholes Assumptions at June 30, 2022	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.1	1.6
Expected volatility	86.5%	81.9%
Risk free rate	3.1%	3.1%
Expected dividend rate	0.0%	0.0%
Exercise price	$0.75	$1.35
Market price	$1.06	$1.06

13. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 219,246,028 shares and 216,782,694 shares were issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price
	#	$

December 31, 2021	10,064,024	$0.68

Granted	175,000	1.74
Exercised	(320,025)	0.72

June 30, 2021	9,918,999	$0.69

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $0.2 million and $1.2 million from options exercised in the six months ended June 30, 2022 and June 30, 2021, respectively.

Stock-based compensation expense from stock options was $0.3 million and $0.5 million for the three and six months ended June 30, 2022 and $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there was approximately $0.9 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 1.9 years under the Option Plan.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2022, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$	#		$
0.57	200,000	0.2	98,602	200,000	0.2	98,602	2022-09-07
0.70	1,144,095	0.5	412,984	1,144,095	0.5	412,984	2022-12-15
0.60	200,000	0.7	92,388	200,000	0.7	92,388	2023-03-30
0.72	807,997	1.1	272,836	807,997	1.1	272,836	2023-08-20
0.71	716,674	1.5	253,131	716,674	1.5	253,131	2023-12-14
0.61	2,528,579	2.4	1,128,775	1,815,616	2.4	810,504	2024-11-05
0.49	2,824,490	3.4	1,611,877	1,248,735	3.4	712,627	2025-11-13
1.12	1,322,164	4.2	-	189,285	4.2	-	2026-08-27
1.73	175,000	4.7	-	-	-	-	2027-03-14

0.69	9,918,999	2.5	3,870,593	6,322,402	1.9	2,653,072

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the three months ended June 30, 2022 (approximately US$1.06), that would have been received by the option holders had they exercised their options on that date. There were 8,421,835 in-the-money stock options outstanding and 6,133,117 in-the-money stock options exercisable as of June 30, 2022.

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2022	2021

Expected forfeiture rate	5.6%	6.1%
Expected life (years)	3.9	3.9
Expected volatility	72.7%	69.5%
Risk free rate	1.9%	0.7%
Expected dividend rate	0.0%	0.0%
Black-Scholes value (CAD$)	$1.22	$0.74

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”), as subsequently amended and now known as the Restricted Share Unit and Equity Incentive Plan (the “RSU&EI Plan”). The RSU&EI Plan was approved by our shareholders most recently on June 2, 2022.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU redemption, the holder of the RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

		Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value
	#	$
December 31, 2021	1,011,660	0.69

Granted	-	0.00
Released	-	0.00
Forfeited	-	0.00

June 30, 2022	1,011,660	0.69

Stock-based compensation expense from RSUs was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there was approximately $0.2 million unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.0 years under the RSU&EI Plan.

As of June 30, 2022, outstanding RSUs are as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$

706,130	0.4	748,498	2022-11-13
305,530	1.2	323,862	2023-08-27

1,011,660	0.6	1,072,360

The fair value of restricted share units on their respective grant dates was determined using the Intrinsic Value Method with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2021	2020

Expected forfeiture rate	4.4%	4.2%
Grant date fair value (CAD$)	$1.44	$0.63

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrants

In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 of our common shares at $0.75 per full share. In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per full share.

The following represents warrant activity during the period ended June 30, 2022:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price
	#	#	$
December 31, 2021	24,368,530	12,184,265	1.16

Exercised	(518,000)	(259,000)	0.75

June 30, 2022	23,850,530	11,925,265	1.17

We received $0.2 million and $1.2 million from warrants exercised in the six months ended June 30, 2022 and June 30, 2021, respectively

As of June 30, 2022, outstanding warrants are as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$
0.75	7,120,000	0.1	1,103,600	2022-08-04
1.35	16,730,530	1.6	-	2024-02-04

1.17	23,850,530	1.2	1,103,600

Fair value calculation assumptions for stock options, restricted share units, and warrants

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

14. Sales and Other Income

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. There were no sales of U3O8, in the six months ended June 30, 2022, or June 30, 2021. Disposal billings were $19 thousand for the three and six months ended June 30, 2022 and $7 thousand for the three and six months ended June 30, 2021.

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

Cost of sales consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
Cost of Sales	2022	2021	2022	2021

Cost of product sales	-	-	-	-
Lower of cost or NRV adjustments	1,662	1,835	3,384	3,508

	1,662	1,835	3,384	3,508

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Operating costs consist of the following:

	Three months ended		Six months ended
	June 30,		June 30,
Operating Costs	2022	2021	2022	2021

Exploration and evaluation	460	693	999	1,156
Development	1,326	333	1,949	465
General and administration	1,561	1,628	3,585	2,722
Accretion	113	123	225	246

	3,460	2,777	6,758	4,589

17. Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	June 30, 2022	June 30, 2021

Cash and cash equivalents	43,267	21,491
Restricted cash	8,026	7,860

	51,293	29,351

Interest expense paid was $0.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

18. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, warrant liability and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $50.7 million at risk on June 30, 2022, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2022.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of June 30, 2022, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $3.4 million, and $3.9 million for the current portion of notes payable.

As of June 30, 2022, we had $43.3 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the six months ended June 30, 2022. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

19. Subsequent Event

Subsequent to June 30, 2022, the Company issued 3.6 million common shares for 7.1 million warrants exercised at $0.75 per share and received $2.7 million in cash proceeds from the transactions.

Subsequent to June 30, 2022, the Company purchased 40,000 pounds of U.S. origin U3O8 from a domestic supplier at $49.50 per pound for a total of $2.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations. The following discussion and analysis should be read in conjunction with the audited financial statements and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage issuer, as that term is defined by the SEC. We are engaged in uranium recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S. We are operating our first in situ recovery uranium facility at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

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

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process uranium oxide (“U3O8”) for shipping to a third-party conversion facility to be weighed, assayed and stored until sold. After sale, when further processed, the uranium we have produced fuels carbon-free, emissions-free nuclear power which is a cost-effective and reliable form of electrical power. Nuclear power is estimated to provide more than 50% of the carbon-free electricity in the U.S.

Our Lost Creek processing facility, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 1.2 million pounds of U3O8 annually from the Lost Creek wellfield. The processing facility has the physical design capacity and is licensed to process 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8, to process material from other sources. We expect that the Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which we anticipate the need only for a satellite plant. However, the Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

Uranium Market Update

Increasing support for nuclear energy has been sustained as more governments understand it is a critical element to successfully address climate change. Growing numbers of countries are making commitments to net-zero emissions, including on more accelerated schedules than previously targeted. In the process, many nations and large companies are endorsing nuclear energy to meet such objectives, recognizing the safety, reliability, and economic advantages nuclear power presents. Supply-demand fundamentals continue to strengthen with the supply gap widening as secondary inventories decline while projections are for sustained growth of nuclear power through traditional uses and the construction of advanced reactors of various types. Additionally, projections for sustained growth of nuclear power globally in coming years has incentivized investment in the fuel cycle industries, through legislative programs and private and industrial capital.

In the U.S., in late 2020, Congress approved the appropriation of $75 million for the establishment of a new national uranium reserve through which the Department of Energy (“DOE”), National Nuclear Security Administration (“NNSA”) is to purchase domestically produced uranium. A 2021 DOE request for information was issued for stakeholders to respond with data and input to support and define the establishment of the uranium reserve. Subsequently, in June 2022, NNSA issued a solicitation for proposals to purchase from uranium producers qualified under the solicitation up to one million pounds U3O8. Bid proposals are due to DOE NNSA on or before August 1, 2022. We have submitted a bid proposal to the NNSA. There can be no assurance that the Company will be a successful bidder.

The Biden Administration continues to prioritize climate change initiatives and its leaders have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which will support nuclear energy and the nuclear fuel cycle industries. We continue to see signs of increased bipartisan support for nuclear energy in Washington. Also, it appears that the U.S. utilities are beginning to understand the need for supply diversity in light of supply disruptions, general market conditions and geopolitical realities.

The Infrastructure Investment and Jobs Act (“Act”), signed into law in November 2021, contains several provisions supporting nuclear energy including, most importantly, a $6 billion Civil Nuclear Credit Program designed to prevent the premature closure of nuclear power plants. Nuclear power plants utilizing domestically sourced uranium products will be given priority funding under this program. The DOE issued guidance for submission of certifications and bids for the Program with submissions due in September 2022.

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

In April 2022, Senator Manchin (D-W.Va.), introduced a bipartisan bill titled The International Nuclear Energy Act of 2022 with the stated goal of establishing an Executive Office for Nuclear Energy Policy to promote engagement with ally and partner nations to develop a civil nuclear export strategy and offset China and Russia’s growing influence on international nuclear energy development. Also, numerous states in the U.S. have passed legislation supporting nuclear power.

Globally, several countries including China, Japan, France and England are ramping up power plant construction, reactor life extensions and/or research activities. As a result of these and other developments in the U.S. and abroad, uranium pricing has increased significantly over the past year. Spot market prices continue to experience volatility, but through Q2 per-pound prices continued in the upper $40s and $50s. While generally lagging behind spot price increases, term pricing has also continued to strengthen.

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

The short- and long-term worldwide implications of the Russian invasion of Ukraine are difficult to predict. In addition to the adverse economic and other effects felt beyond the borders of Ukraine, the war may result in impacts felt more directly by the nuclear fuel industries and uranium producers specifically. The imposition of sanctions on Russia by the U.S. and other countries has resulted in counter measures by Russia and may result in additional counter sanctions including the possible termination of exports of enriched uranium from Russia to the U.S. As described above, several pieces of legislation to prohibit Russian imports of uranium have been introduced in Congress. Russia has historically and very recently shown its willingness to utilize energy resources as foreign policy “tools” in its relations with European nations, creating supply disruptions and leveraging punitive pricing. Consistent with that practice, Russia may influence Kazakhstan and Uzbekistan to halt uranium exports to the U.S. or otherwise interfere with the shipments to the U.S. Trade restrictions related to nuclear fuel, especially in the current market with limited sources of uranium, could result in a reordering of global supply and higher sales prices; especially in the short-term. The long-term impact on the market is equally unpredictable, however. Finland has halted construction of a reactor project led by Russia and other countries may follow suit. If sufficient new builds are cancelled, the long-term fuel demand could be adversely impacted. Conversely, some countries, especially those which are not energy independent, may find it desirable to move away from imported fossil fuels in favor of domestic nuclear power.

Mineral Rights and Properties

We have 12 U.S. uranium properties. Ten of our uranium properties are in the Great Divide Basin, Wyoming, including Lost Creek. Currently, we control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of more than 35,000 acres in the area of the Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project”), and certain adjoining properties referred to as LC East, LC West, LC North, LC South and EN Project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Our Shirley Basin Project permit area, also in Wyoming, comprises nearly 1,800 acres of Company-controlled mineral acres.

Lost Creek Property

Lost Creek continues to operate at reduced production levels, which have allowed us to sustain operating cost reductions at Lost Creek, while continuing to conduct preventative maintenance and optimize processes in preparation for ramp up to full production rates.

An advance development program at Lost Creek was implemented in late 2021, with the intent to significantly improve our ability to quickly return to production when ramp-up occurs. Specifically, we commenced a drilling and construction program to complete the development of the fourth header house in MU2 (HH 2‑4). The header house, and its associated drilling and wellfield development, is expected to be complete in 2022 and be ready for production. We have ordered all necessary equipment to construct the fifth header house (HH 2‑5) and the long-lead items for the sixth header house in MU2. We are nearly finished with a delineation drill program to assist with further wellfield design within MU2. This includes delineation drilling for HHs 2-4 through 2-9. Together with our optimization of plant processes, these wellfield programs will significantly advance our readiness and shorten the time frame to production when ramp-up occurs.

The first two mine units at Lost Creek (MU1 and MU2) have all appropriate permits necessary for a return to operations, including new production resulting from the ongoing MU2 advance development program, when ramp up occurs. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. Currently, we await only approval by the Wyoming Department of Environmental Quality, Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding HJ and KM horizons at LC East and HJ mine units at Lost Creek. We anticipate the LQD review will be complete in 2022.

Shirley Basin Project

Our Shirley Basin Project stands construction ready, having received the source material license, permit to mine, and aquifer exemption for the project in 2021. These approvals represent the final major permits required to begin construction of the Shirley Basin Project. Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Delineation and exploration drilling were completed historically, and wellfield, pipeline and header house layouts are finalized. Additional, minor on-the-ground preparations have been completed since the authorizations were received.

Research and Development

We are actively engaged in several research and development (“R&D”) projects with the overall objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. The technologic advances are at varying stages of development, although if analyses continue to be successful, we anticipate that one or more may be implemented in 2022. The development projects include a new material for injection wells and related well installation process, for which a provisional patent has been filed with the U.S. Patent Office. During 2022 Q2, we received WDEQ authorization to proceed with field testing the materials and engineering, and testing has commenced. Although the technology will not be used for production wells, it will be used for injection wells which generally represent approximately 65% of the wells throughout wellfields designed with traditional “five-spot” recovery patterns. In addition to its relatively low cost and availability of materials in the midst of current supply chain challenges, the proposed method, if proven out, is expected to reduce drill rig time on injection wells by about 70% and reduce environmental impacts. It is anticipated that the cost savings from reduced drill rig time will be partially offset by the need for additional in-house labor.

Work continues on engineering of an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water. This project is in advanced-stage analyses expected to be completed by 2022 Q4. The value of increasing the rate of recycling is that less wastewater requiring disposal will be generated, which would allow us to minimize the number of additional deep disposal wells required at Lost Creek and, in turn, recycle the majority of that fluid as clean, Class V, injectate. As contemplated, the system will also provide enhanced water filtration of injection fluids which will allow for removal of existing and future header house filtration systems.

Casper Operations Headquarters

Work continues on the development and construction of our new operations headquarters in Casper, Wyoming which will serve our ongoing and future Wyoming operations as well as mineral exploration and development projects. We are working with our contractor to advance the completed design work for a multipurpose building which will allow for centralized construction activities as well as housing our shared services chemistry laboratory. Construction is expected to commence summer 2022 and be complete in approximately seven to nine months. The additional facility will allow us to construct header houses for Lost Creek and, when built and operational, Shirley Basin. Building, wiring and automating header houses in Casper, as well as other construction activities, will provide numerous safety, environmental and financial advantages to our operations.

Changes in Senior Leadership

On June 2, 2022, Jeffrey T. Klenda, the Company’s Chairman and President retired. John W. Cash, who was named Chief Executive Officer and was appointed to serve as a member of the Board of Directors effective March 1, 2022, was elected as a Director at the Company’s annual shareholders meeting on June 2, 2022. Thereafter, the Board of Directors named Mr. Cash the Chairman of the Board. Following Mr. Klenda’s retirement, Mr. Cash assumed the role of President of the Company.

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

The following table provides information on our production and ending inventory of U3O8 pounds.

U3O8 Production and Ending Inventory

	Unit	2021 Q3	2021 Q4	2022 Q1	2022 Q2	YTD 2022

U3O8 Production

Pounds captured	lb	70	74	83	83	166
Pounds drummed	lb	-	-	-	-	-
Pounds shipped	lb	-	-	-	-	-
Pounds purchased	lb	-	-	-	-	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	999	1,069	1,146	1,223
Plant inventory	lb	-	-	-
Conversion inventory - produced	lb	267,049	267,049	267,049	267,049
Conversion inventory - purchased	lb	16,741	16,741	16,741	16,741
	lb	284,789	284,859	284,936	285,013

Value
In-process inventory	$000	$-	$-	$-	$-
Plant inventory	$000	$-	$-	$-	$-
Conversion inventory - produced	$000	$7,486	$7,488	$7,488	$7,488
Conversion inventory - purchased	$000	$435	$435	$435	$435
	$000	$7,921	$7,923	$7,923	$7,923

Cost per Pound
In-process inventory	$/lb	$-	$-	$-	$-
Plant inventory	$/lb	$-	$-	$-	$-
Conversion inventory - produced	$/lb	$28.03	$28.04	$28.04	$28.04
Conversion inventory - purchased	$/lb	$25.98	$25.98	$25.98	$25.98
	$/lb	$27.81	$27.81	$27.81	$27.81

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	$0.59	$0.59	$0.59	$0.59
Cash cost	$/lb	$18.59	$18.60	$18.60	$18.60
Non-cash cost	$/lb	$8.85	$8.85	$8.85	$8.85
	$/lb	$28.03	$28.04	$28.04	$28.04

During 2020, we intentionally reduced production operations at Lost Creek in response to the depressed state of the uranium market at that time. As a result, production rates declined significantly and will remain low until a decision to ramp up is made. Recent spot price improvements are encouraging and long-term contract pricing necessary to support a ramp up decision has slowly improved, although not to a point sufficient to support a decision to ramp up.

As of June 30, 2022, we had approximately 283,790 pounds of U3O8 at the conversion facility including 267,049 produced pounds at an average cost per pound of $28.04, and 16,741 purchased pounds at an average cost per pound of $25.98.

Three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021

The following table summarizes the results of operations for the three and six months ended June 30, 2022, and 2021:

	Three months ended			Six months ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change

Sales	19	7	12	19	7	12
Cost of sales	(1,662)	(1,835)	173	(3,384)	(3,508)	124
Gross profit (loss)	(1,643)	(1,828)	185	(3,365)	(3,501)	136

Operating costs	(3,460)	(2,777)	(683)	(6,758)	(4,589)	(2,169)
Loss from operations	(5,103)	(4,605)	(498)	(10,123)	(8,090)	(2,033)

Net interest expense	(163)	(187)	24	(337)	(376)	39
Warrant mark to market gain (loss)	4,888	(2,920)	7,808	1,915	(6,324)	8,239
Foreign exchange gain (loss)	21	(71)	92	10	(367)	377
Other income	4	904	(900)	1,254	906	348
Net loss	(353)	(6,879)	6,526	(7,281)	(14,251)	6,970

Foreign currency translation adjustment	158	34	124	50	253	(203)
Comprehensive loss	(195)	(6,845)	6,650	(7,231)	(13,998)	6,767

Loss per common share:
Basic	-	(0.04)	0.04	(0.03)	(0.08)	0.05
Diluted	-	(0.04)	0.04	(0.03)	(0.08)	0.05

Sales

There were no sales of U3O8 in the first six months of 2022 or 2021. We billed disposal fees of $19 thousand during Q2 2022 and $7 thousand in Q2 2021.

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

In the three and six months ended June 30, 2022, and June 30, 2021, cost of sales per the financial statements included $1.7 million and $3.4 million for 2022 and $1.8 million and $3.5 million for 2021, respectively, in lower of cost or NRV adjustments. With production rates held to intentionally lower levels, virtually all production costs during 2022 and 2021 were charged to cost of sales as NRV adjustments.

Gross Profit (Loss)

The gross losses per the financial statements for the three and six months ended June 30, 2022 were $1.6 million and $3.4 million, respectively. For the three and six months ended June 30, 2021 were $1.8 million and $3.5 million, respectively. The losses were composed of NRV adjustments less the disposal fee revenue.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three and six months ended June 30, 2022, and 2021:

	Three months ended			Six months ended
	June 30,			June 30,
Operating Costs	2022	2021	Change	2022	2021	Change

Exploration and evaluation	460	693	(233)	999	1,156	(157)
Development	1,328	333	995	1,949	465	1,484
General and administration	1,559	1,628	(69)	3,585	2,722	863
Accretion	113	123	(10)	225	246	(21)

	3,460	2,777	683	6,758	4,589	2,169

Total operating costs of $3.5 million in 2022 Q2 were $0.7 million more than operating costs in 2021 Q2. Total operating costs for the six months ended June 30, 2022, and June 30, 2021 were $6.8 million and $4.6 million respectively. The increase was primarily due to the MU2 advance development program being conducted at Lost Creek and the payment of bonuses in 2022. Bonuses paid were lower and there were no advance development costs incurred in the first six months ended June 30, 2021.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Total exploration and evaluation expense decreased approximately $0.2 million in 2022 Q2 and $0.2 million for the six months ended June 30, 2022, compared to the comparable periods in 2021. The difference was due to the transfer of a corporate officer to the general and administrative department when he assumed the role of Chief Executive Officer and timing differences related to bonus payments.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stageand has also been classified as a development project. The $1.0 million and $1.5 million increases in development expense for the three and six months ended June 30, 2022, respectively, relate to the MU2 advance development program currently underway. Drilling, drilling supplies, and related service costs accounted for most of the increase.

General and administration expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs. The $0.9 million increase for the six months ended June 30, 2022 included an increase in labor related costs ($0.5 million), stock based compensation ($0.2 million), and increased professional services ($0.1 million).

Other Income and Expenses

Net interest expense remained consistent in 2022.

For the three months and six months ended June 30, 2022, the warrant liability mark to market gain was $4.9 million and $1.9 million, respectively. As a part of the September 2018 underwritten public offering, the August 2020 registered direct offering, and the February 2021 underwritten public offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period. During Q2 2021, the Company’s stock price, volatility, and other factors used in the Black-Scholes model rose significantly, leading to a significant increase in the warrant liability and corresponding mark to market losses. In 2022, these same factors decreased significantly as well as there being fewer outstanding warrants due to exercises and expirations which resulted in a gain in 2022.

As a result of the February 2021 underwritten public offering, the Company received approximately $13.9 million in net proceeds from the offering. Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s USD bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. For the six months ended June 30, 2021, the average USD balance in the entity’s bank accounts was substantially higher and resulted in a loss from the change in foreign exchange rates. For the six months ended June 30, 2022, there was substantial volatility in the exchange rate and resulted in a gain from the change in foreign exchange rates.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet therefore the entire amount was recognized as other income.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and six months ended June 30, 2022, was nil and $0.03, respectively. For the three and six months ended June 30, 2021, the loss per share was $0.04 and $0.08, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash decreased from the December 31, 2021, balance of $54.2 million to $51.3 million as of June 30, 2022. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury bills. During the six months ended June 30, 2022, we used $6.4 million for operating activities, had minimal investing activities, and generated $3.7 million from financing activities.

Operating activities used $6.4 million of cash for the six months ended June 30, 2022. We spent $1.9 million on production related cash costs and operating costs consumed $5.8 million of cash. This was partially offset by the $1.3 million received from the sale of the royalty interest.

Investing activities used less than $0.1 million during the period.

Financing activities provided $3.7 million of cash in 2022. We received net proceeds of $3.3 million from the sale of common shares through our At Market Facility and $0.4 million from the exercise of warrants and stock options.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of June 30, 2022, the balance of the State Bond Loan was $12.4 million.

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

On December 17, 2021, we entered into an amendment to the Sales Agreement (“Amendment No. 1” and together with the Sales Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. As of August 1, 2022, we have issued and sold 1,884,309 common shares having aggregate gross proceeds of approximately $3.3 million since December 17, 2021, under the Amended Sales Agreement.

For the three and six months ended June 30, 2022, we utilized the Amended Sales Agreement for gross proceeds of $1.2 million and $3.3 million, respectively.

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

Liquidity Outlook

As of August 1, 2022, we had $42.2 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory, worth approximately $15.7 million at recent spot prices, is immediately realizable, if necessary. We do not anticipate selling our existing finished-product inventory in the next 12 months unless it is advantageous to do so.

Looking Ahead

The surge in interest by investors, policy- and lawmakers, and climate-change advocates in all things nuclear continues in 2022. Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to be more widely accepted. Japan, several member nations of the European Union, and the United Kingdom have all recently made announcements of action plans making nuclear energy an integral part of the climate change solution. The Biden Administration also continues to voice support for clean energy and the nuclear industry.

The DOE uranium reserve has moved forward: in June 2022, DOE NNSA issued a solicitation for proposal to purchase qualified domestically produced uranium. We have submitted a bid proposal. Although there can be no assurance that the Company will be a successful bidder, our existing inventory has been classified as current, reflecting our intention to participate in the bidding process.

The sustained support for nuclear energy has prompted financial funds and uranium ETFs to purchase uranium inventories thereby supporting the uranium spot price. It has been a year since the Sprott Physical Uranium Trust (“SPUT”) began its purchases of uranium. SPUT established the means in the equity markets to raise more than $3 billion for such purchases and now holds more than 57 million pounds U3O8. While others have established the vehicles by which to make substantial purchases of uranium, SPUT remains the most prolific purchaser. The rally in uranium spot prices which began in 2021 continues in 2022, with price per-pound during the quarter remaining in the upper $40s and lower $50s. Moreover, nuclear utilities and other purchasers are back in the market, resulting in some strengthening of term pricing.

Our cash position as of August 1, 2022, is $42.2 million. In addition to our strong cash position, we have nearly 324,000 pounds of finished, U.S. produced U3O8 inventory at the conversion facility, worth approximately $15.7 million at recent spot prices. Our financial position provides us with adequate funds to maintain and enhance operational readiness at Lost Creek, as well as having allowed us to preserve our existing inventory to sell into higher prices.

To heighten our readiness to return to production operations at Lost Creek, we are advancing preparations in the fully permitted MU2 through a drilling and construction program, which is being supplemented by purchases of mid- and long-lead time items for additional development in MU2. When the advance work is complete, Lost Creek operations can increase to full production rates in as little as six months following a “go” decision.

We continue to diligently work to optimize processes and refine production plans, supported by our experienced Lost Creek operational staff, who stand ready to expand Lost Creek production to an annualized run rate of up to 1.2 million pounds. We are prepared to ramp up and to deliver future Lost Creek production into new sales contracts. A production ramp up will include further development work in both of the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Technical Report Summary (March 7, 2022). The Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come.

We will continue to closely monitor the uranium market, the impact of the uranium reserve program, and other developments in the markets or from Congress, which may positively impact the uranium production industry. Until market conditions signal a decision for the return to production operations, we will focus on maintaining safe and compliant operations while continuing to enhance and leverage our operational readiness.

Transactions with Related Parties

There were no reportable transactions with related parties during the quarter.

Proposed Transactions

A non-core, unpermitted, non-operating property held by Pathfinder is presently considered to be an asset held for sale. The Company has a plan to sell the asset and is considering an offer consisting of cash and mineral properties. The asset’s mineral property cost is shown in note 5 to the accompanying Interim Consolidated Financial Statements.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Management applies significant judgment to assess mineral properties and capital assets for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; significant changes in expected capital, operating, or reclamation costs; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted net cash flows expected to be generated by the assets. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.  Management did not identify impairment indicators that would require a formal impairment test.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of August 1, 2022, we had outstanding 222,806,028 Common Shares and 9,918,999 options to acquire Common Shares.

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

Currency risk

As of June 30, 2022, we maintained a balance of approximately C$2.1 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $48.63 per pound as of August 1, 2022.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the six months ended June 30, 2022, from those risk factors set forth in our Annual Report on Form 10-K.

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

UR-ENERGY INC.

Date: August 2, 2022	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2022	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

