Form 10-K/A
period 2021-12-31
UR-ENERGY INC
filed 2022-09-21
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

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

UR-ENERGY INC.

ANNUAL REPORT ON FORM 10-K

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Ur-Energy Inc.’s (“Ur-Energy” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022 (the “Original Filing”). The Original Filing is amended by this Amendment No. 1 solely to (i) revise Part 1, Items 1 and 2 to include a revised map to more clearly show the location of the Lost Creek Property and a map showing the location of the properties held at Shirley Basin; and (ii) file an amended version of the Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA (which is filed herewith as Exhibit 96.1) and Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA (which is filed herewith as Exhibit 96.2), both of which supersede their respective previously filed reports (and to make conforming edits in Items 1 and 2 to reflect the changes in the amended reports).

Both Exhibits 96.1 and 96.2 are amended to add clarifying edits, primarily in Chapter 16 of each report, with respect to the annual average pricing projections which are utilized in the cashflow and economic analysis for each report. Exhibit 96.2 (the Shirley Basin Report) is also amended to include a post-tax analysis consistent with the approach taken on the Lost Creek Report; specifically, to include annual and project-total post-tax data (state and federal income taxes) and the effects of taxes on annual cash flow, net present values, internal rates of return and related sensitivities.

Except as otherwise expressly noted above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. In addition, the information in this Amendment No. 1 does not modify or update in any way (i) the consolidated financial position, the results of operations or cash flows of the Company, or (ii) the disclosures in or exhibits to the Original Filing (other than those exhibits filed hereby); nor does it reflect events occurring after the filing of the Original Filing, including without limitation, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Original Filing and any subsequent filings with the SEC.

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

	Measured			Indicated			Inferred
Project	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Assumed Pricing
Wyoming Uranium Projects
Lost Creek Property (after production as set forth herein)	0.048	7,115	6,887	0.046	5,523	5,027	0.044	7,512	6,607	Variable: $50.80 to $66.04
Shirley Basin Project	0.275	1,367	7,521	0.118	549	1,295	-	-	-	Variable: $63.04 to $66.04
		MEASURED + INDICATED =			14,554	20,730	INFERRED =		6,607

Notes: (please also see notes related to each of the mineral resource summary tables below, for the Lost Creek Property and the Shirley Basin Project)

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
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

Lost Creek Property - Great Divide Basin, Wyoming

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

Lost Creek ISR Uranium Property S-K 1300 Report

Contemporaneous with this annual report on Form 10-K/A, we are filing an amended Initial Assessment Technical Report Summary on the Lost Creek Property ISR Uranium Sweetwater County, Wyoming (the “Lost Creek Report”)(as amended, September 19, 2022). The Lost Creek Report was prepared by WWC Engineering.

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

The mineral resources at the Lost Creek Property reported in the Lost Creek Report are as follows:

Lost Creek Property - Resource Summary (December 31, 2021)

	Measured			Indicated			Inferred
Project	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)
LOST CREEK	0.048	8,572	8,173	0.048	3,412	3,295	0.046	3,261	3,013
Production through 12/31/2021	0.048	-2,849	-2,735
LC EAST	0.052	1,392	1,449	0.041	1,891	1,567	0.042	2,954	2,484
LC NORTH	-	-	-	-	-	-	0.045	644	580
LC SOUTH	-	-	-	0.037	220	165	0.039	637	496
LC WEST	-	-	-	-	-	-	0.109	16	34
EN	-	-	-	-	-	-	-	-	-
GRAND TOTAL	0.048	7,115	6,887	0.046	5,523	5,027	0.044	7,512	6,607
			MEASURED + INDICATED =		12,638	11,914

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
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

The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound U3O8 over the life of the Lost Creek Property, as known today and discussed in the Lost Creek Report. The projected pricing for anticipated sales ranges from $50.80 to $66.04 per pound U3O8. The sale price for the produced uranium is based on consensus using an annual average of the projections of long-term pricing made by expert market analysts. We do not have current sales agreements related to production at Lost Creek.

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

The State of Wyoming has developed a “core-area strategy” to help protect the sage grouse within certain core areas of the state. The Lost Creek property is within a designated core area and is thus subject to work activity restrictions from March 1 to July 15 of each year. The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage grouse. The sage grouse timing restrictions relevant to ISR production and operational activities at Lost Creek are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. As a result, there are no calendar restrictions on operational activities in pre-approved disturbed areas within our permit to mine. In a related regulatory process, the BLM prepared and issued environmental impact statements for, and issued amendments to, Resource Management Plans (“RMPs”), related to the sage grouse, which have subsequently been amended from time to time and are undergoing further review currently.

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

Lost Creek Property
Sweetwater County,
Wyoming
LC North
LC East
LC West
Lost Creek
Plant Site
LC South
EN
26N 93W
25N 93W
26N 92W
25N 92W
26N 91W
25N 91W
24N 93W
24N 92W
24N 91W
N
0 0.5 1 2 3 4
Miles

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

Shirley Basin ISR Uranium Project S-K 1300 Report

Contemporaneous with this annual report on Form 10-K/A, we are filing an amended Initial Assessment Technical Report Summary on Shirley Basin ISR Uranium Project, Carbon County Wyoming (the “Shirley Basin Report”)(as amended, September 19, 2022). The Shirley Basin Report was prepared by WWC Engineering.

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

The Shirley Basin mineral resource estimate includes drill data and analyses of approximately 3,200 holes and nearly 1.2 million feet of historic drilling at the Shirley Basin Project. In 2014, we drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate. Because of the density of the historical drill programs, estimates were able to be made entirely in Measured and Indicated categories of resources. There is no Inferred resource category included in the estimate for Shirley Basin. Studies we conducted in 2014, as well as previous studies by Pathfinder in the late 1990s, indicate that this mineralization is amenable to ISR extraction. There is not a material change in the mineral resources estimated in the Shirley Basin report, and no material change to the mineral resource estimate year-over-year as we have neither conducted additional drilling, nor begun production operations. The Shirley Basin Report supersedes and replaces the last NI 43-101 preliminary economic analysis for the Shirley Basin Project (January 2015).

The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound for U3O8 over the life of the Shirley Basin Project, as known today and discussed in the Shirley Basin Report. The projected pricing for anticipated sales ranges from $63.04 to $66.04 per pound U3O8. The sale price for the produced uranium is based on consensus using an annual average of the projections of long-term pricing made by expert market analysts. We do not have current sales agreements related to production at Shirley Basin.

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

End of year:	2016	2017	2018	2019	2020	2021
Spot price (US$)	$ 20.25	$ 23.75	$ 27.75	$ 24.93	$ 30.20	$ 42.05
LT price (US$)	$ 30.00	$ 31.00	$ 32.00	$ 32.50	$ 35.00	$ 42.75

End of month:	30-Sep-21	31-Oct-21	30-Nov-21	31-Dec-21	31-Jan-22	28-Feb-22	03-Mar-22
Spot price (US$)	$ 42.60	$ 45.20	$ 45.75	$ 42.05	$ 43.08	$48.75	$50.75
LT price (US$)	$ 42.50	$ 43.00	$ 43.00	$ 42.75	$ 42.88	$43.88	$43.88

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The Consolidated Financial Statements filed as part of this Form 10-K begin on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Warrant Agreement, dated September 25, 2018, between the Company and Computershare Trust Company, N.A.	8-K	9/25/2018	4.1

4.2	Description of Registrant Securities	10-K	3/9/2022	4.2

4.3	Form of Warrant Certificate	8-K	8/4/2020	4.1

4.4	Warrant Agreement, dated February 4, 2021, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/4/2021	4.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2014	10.7

10.4	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.5	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.6	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.7	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.8	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/17/17	10.1

10.9	Amended and Restated Restricted Share Unit & Equity Incentive Plan	8-K	4/16/2021	10.1

10.10	At Market Issuance Sales Agreement	8-K	5/29/2020	1.1

10.11	Amended and Restated At Market Issuance Sales Agreement	8-K	6/9/2021	1.1

10.12	Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement	8-K	12/21/2021	1.2

10.13	Amendment to Financing Agreement and Third Amendment to Mortgage	10-K	2/26/2021	10.12

10.14	Form of Securities Purchase Agreement dated July 31, 2020, among Ur-Energy Inc. and purchasers named therein	8-K	8/4/2020	10.1

10.15	Amendment to Employment Agreement with Jeffrey T. Klenda	10-K	2/26/2021	10.16

10.16	Amendment to Employment Agreement with Roger L. Smith	10-K	2/26/2021	10.17

10.17	Amendment to Employment Agreement with Steven M. Hatten	10-K	2/26/2021	10.18

10.18	Amendment to Employment Agreement with John W. Cash	10-K	2/26/2021	10.19

10.19	Amendment to Employment Agreement with Penne A. Goplerud	10-K	2/26/2021	10.20

21.1	Subsidiaries of the Registrant	10-K	3/9/2022	21.1

23.1	Consent of PricewaterhouseCoopers LLP (Vancouver, Canada ID: 271)	10-K	3/9/2022	23.1

23.2

Consent of WWC Engineering with regard to the Amended Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA and the Amended Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming , USA

					X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

96.1	Amended Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA			X

96.2	Amended Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

99.1	Location Maps	10-K	3/3/2015	X

(1)	Filed herewith under Items 1 and 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: September 21, 2022	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer

