Form 10-Q
period 2022-09-30
UR-ENERGY INC
filed 2022-11-01
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

.

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

Yes ☐ No ☒

As of October 27, 2022, there were 223,126,028 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant reduced-level production operations at Lost Creek; (ii) the timing for completion of ongoing development and to determine future development and construction priorities at Lost Creek and Shirley Basin; (iii) the ability to ramp-up and transition to full or other warranted production levels in a timely and cost-effective manner when market and other conditions warrant and a formal “go” decision is made; (iv) life of mine, costs and production results for Lost Creek and Shirley Basin, including as set forth in the respective Initial Assessment Technical Report Summary, as amended, for each project; (v) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vi) continuing effects of supply-chain disruption and whether the Company will be able to anticipate and overcome such delays; (vii) the viability of our ongoing research and development efforts, including the timing and cost to implement and operate one or more of them; (viii) the ability to complete additional favorable uranium sales agreements to maintain the initial term agreement announced in Q3, and including spot sales if the market warrants and as may be advantageous to the Company; (ix) resolution of the continuing challenges within the uranium market, including supply and demand projections; (x) the impacts of the Russian invasion of Ukraine on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers; (xi) the size and sustainability of impacts on the uranium market of recent physical funds and other depositories for purchases of uranium inventories; (xii) the impact of implementation of the U.S. uranium reserve program and the Company’s role in the program, including whether the Company’s bid proposal will be successful and whether the reserve program will be continued and/or expanded; (xiii) impacts on the global markets of climate change initiatives of nations and multi-national companies; and (xiv) whether our financing activities and cost-savings measures which we have implemented will be sufficient to support our operations and for what period of time. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 9, 2022.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates included in this report on Form 10-Q have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”). Prior to these estimates, we prepared our estimates of mineral resources in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. We are required by applicable Canadian Securities Administrators to file in Canada an NI 43‑101 compliant report at the same time we file an S-K 1300 technical report summary. The NI 43‑101 and S-K 1300 reports (for each of the Lost Creek Property and Shirley Basin Project), as amended, September 19, 2022, are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	3	39,920	46,189
Accounts receivable		4	4
Inventory	4	9,903	-
Prepaid expenses		1,375	894
Assets held for sale	6	-	1,536
Total current assets		51,202	48,623

Non-current assets
Non-current portion of inventory	4	-	7,923
Restricted cash	5	8,065	7,966
Mineral properties	6	35,966	35,067
Capital assets	7	20,099	21,260
Total non-current assets		64,130	72,216
Total assets		115,332	120,839

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	8	3,245	2,864
Current portion of notes payable	9	5,290	1,262
Current portion of warrant liability	11	-	2,027
Environmental remediation accrual		70	71
Total current liabilities		8,605	6,224

Non-current liabilities
Notes payable	9	7,066	11,060
Lease liability		6	18
Asset retirement obligations	10	30,553	29,915
Warrant liability	11	2,559	4,236
Total non-current liabilities		40,184	45,229

Shareholders' equity
Share capital	12	256,797	248,319
Contributed surplus		20,825	20,040
Accumulated other comprehensive income		4,279	4,142
Accumulated deficit		(215,358)	(203,115)
Total shareholders' equity		66,543	69,386
Total liabilities and shareholders' equity		115,332	120,839

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three months ended		Nine months ended
		September 30,		September 30,
	Note	2022	2021	2022	2021

Sales	13	-	9	19	16
Cost of sales	14	(1,655)	(1,703)	(5,039)	(5,211)
Gross loss		(1,655)	(1,694)	(5,020)	(5,195)

Operating costs	15	(2,910)	(2,189)	(9,668)	(6,778)
Loss from operations		(4,565)	(3,883)	(14,688)	(11,973)

Net interest expense		(114)	(182)	(451)	(558)
Warrant liability revaluation gain (loss)	11	(295)	(5,060)	1,620	(11,384)
Foreign exchange gain (loss)		19	15	29	(352)
Other income (loss)	13	(7)	2	1,247	908
Net loss		(4,962)	(9,108)	(12,243)	(23,359)

Foreign currency translation adjustment		87	219	137	472
Comprehensive loss		(4,875)	(8,889)	(12,106)	(22,887)

Loss per common share:
Basic		(0.03)	(0.04)	(0.06)	(0.12)
Diluted		(0.03)	(0.04)	(0.06)	(0.12)

Weighted average common shares:
Basic		221,844,180	197,205,734	219,431,614	189,835,800
Diluted		221,844,180	197,205,734	219,431,614	189,835,800

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)
					Accumulated
					Other
Nine months ended		Share Capital		Contributed	Comprehensive	Accumulated	Shareholders'
September 30, 2021	Note	Shares	Amount	Surplus	Income	Deficit	Equity

December 31, 2020		170,253,752	189,620	20,946	3,707	(180,177)	34,096

Exercise of stock options	12	1,723,818	1,540	(462)	-	-	1,078
Exercise of warrants	12	481,000	551	-	-	-	551
Shares issued for cash	12	16,930,530	15,237	-	-	-	15,237
Less amount assigned to warrant liability	11&12	-	(2,604)	-	-	-	(2,604)
Less share issue costs	12	-	(1,307)	-	-	-	(1,307)
Stock compensation		-	-	231	-	-	231
Comprehensive income (loss)		-	-	-	219	(7,372)	(7,153)

March 31, 2021		189,389,100	203,037	20,715	3,926	(187,549)	40,129

Exercise of stock options	12	160,000	134	(40)	-	-	94
Exercise of warrants	12	825,637	1,245	-	-	-	1,245
Shares issued for cash	12	4,423,368	6,930	-	-	-	6,930
Less share issue costs	12	-	(218)	-	-	-	(218)
Stock compensation		-	-	259	-	-	259
Comprehensive income (loss)		-	-	-	34	(6,879)	(6,845)

June 30, 2021		194,798,105	211,128	20,934	3,960	(194,428)	41,594

Exercise of stock options	12	17,548	16	(5)	-	-	11
Exercise of warrants	12	5,443,823	9,021	-	-	-	9,021
Shares issued for cash	12	6,026,499	10,112	-	-	-	10,112
Less share issue costs	12	-	(253)	-	-	-	(253)
Stock compensation		-	-	289	-	-	289
Comprehensive income (loss)		-	-	-	219	(9,108)	(8,889)

September 30, 2021		206,285,975	230,024	21,218	4,179	(203,536)	51,885

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)
					Accumulated
					Other
Nine months ended		Share Capital		Contributed	Accumulated	Shareholders'
September 30, 2022	Note	Shares	Amount	Surplus	Income	Deficit	Equity

December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Exercise of stock options	12	239,422	244	(73)	-	-	171
Exercise of warrants	12	259,000	308	-	-	-	308
Shares issued for cash	12	1,214,774	2,128	-	-	-	2,128
Less share issue costs	12	-	(53)	-	-	-	(53)
Stock compensation		-	-	261	-	-	261
Comprehensive income (loss)		-	-	-	(108)	(6,928)	(7,036)

March 31, 2022		218,495,890	250,946	20,228	4,034	(210,043)	65,165

Exercise of stock options	12	80,603	81	(25)	-	-	56
Shares issued for cash	12	669,535	1,185	-	-	-	1,185
Less share issue costs	12	-	(30)	-	-	-	(30)
Stock compensation		-	-	464	-	-	464
Comprehensive income (loss)		-	-	-	158	(353)	(195)

June 30, 2022		219,246,028	252,182	20,667	4,192	(210,396)	66,645

Exercise of stock options	12	320,000	269	-	-	-	269
Exercise of warrants	12	3,560,000	4,346	(81)	-	-	4,265
Stock compensation		-	-	239	-	-	239
Comprehensive income (loss)		-	-	-	87	(4,962)	(4,875)

September 30, 2022		223,126,028	256,797	20,825	4,279	(215,358)	66,543

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Nine months ended
		September 30,
	Note	2022	2021

Cash provided by (used for):

Operating activities
Net loss for the period		(12,243)	(23,359)

Items not affecting cash:
Stock based compensation		964	779
Net realizable value adjustments		5,039	5,211
Amortization of mineral properties		936	1,525
Depreciation of capital assets		1,362	1,336
Accretion expense		339	365
Amortization of deferred loan costs		34	32
Gain on loan forgiveness		-	(900)
Provision for reclamation		(1)	-
Mark to market loss (gain)		(1,620)	11,384
Unrealized foreign exchange loss (gain)		(27)	350
Accounts receivable		-	(15)
Inventory		(7,019)	(5,318)
Prepaid expenses		(481)	(381)
Accounts payable and accrued liabilities		381	(142)
		(12,336)	(9,133)

Investing activities
Purchase of capital assets		(213)	(63)
		(213)	(63)

Financing activities
Issuance of common shares and warrants for cash	12	3,313	32,280
Share issue costs	12	(83)	(1,778)
Proceeds from exercise of warrants and stock options		3,279	7,822
		6,509	38,324

Effects of foreign exchange rate changes on cash		(130)	19

Ending cash, cash equivalents, and restricted cash	16
Beginning cash, cash equivalents, and restricted cash		54,155	12,127
Increase (decrease) in cash, cash equivalents, and restricted cash from above		(6,170)	29,147
		47,985	41,274

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
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

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under Subpart 1300 to Regulation S-K (“S-K 1300”), the Company has not determined whether the properties contain mineral reserves. This was true while the Company reported its mineral resources pursuant to Canadian National Instrument 43-101 (“NI 43-101”). The Company’s report The Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, as amended September 19, 2022 (the “Lost Creek Report”), outlines the potential viability of the Lost Creek Property. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	September 30, 2022	December 31, 2021

Cash on deposit	4,084	9,068
Money market funds	35,836	37,121
	39,920	46,189

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	September 30, 2022	December 31, 2021

Conversion facility inventory	9,903	7,923
	9,903	7,923

Inventory by Duration	September 30, 2022	December 31, 2021

Current portion of inventory	9,903	-
Non-current portion of inventory	-	7,923
	9,903	7,923

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $5,039 and $5,211 for the nine months ended September 30, 2022, and September 30, 2021, respectively.

5. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	September 30, 2022	December 31, 2021

Cash pledged for reclamation	8,065	7,966
	8,065	7,966

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $28.2 million of coverage towards reclamation obligations are collateralized by the restricted cash.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

6. Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Shirley Basin	Other U.S.
Mineral Properties	Property	Property	Properties	Total

December 31, 2021	4,527	17,362	13,178	35,067

Reclassify assets no longer held for sale	-	-	1,536	1,536
Change in estimated reclamation costs	-	299	-	299
Depletion and amortization	(936)	-	-	(936)

September 30, 2022	3,591	17,661	14,714	35,966

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

Pathfinder Mines Corporation

The Company acquired additional Wyoming properties when Ur-Energy USA Inc. closed a Share Purchase Agreement (“SPA”) with an AREVA Mining affiliate in 2013. Under the terms of the SPA, the Company purchased Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, portions of the Lucky Mc mine, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration. Previously, a non-core, unpermitted non-operating property held by Pathfinder was classified as an asset held for sale. At this time, there are no longer active discussions for the sale of the property. The property has therefore been reclassified and is no longer considered an asset held for sale.

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Capital Assets

The Company’s capital assets consist of the following:

	September 30, 2022			December 31, 2021
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	3,450	(3,433)	17	3,450	(3,413)	37
Enclosures	34,024	(14,745)	19,279	33,949	(13,488)	20,461
Machinery and equipment	1,604	(992)	612	1,489	(946)	543
Furniture and fixtures	265	(138)	127	266	(121)	145
Information technology	1,131	(1,073)	58	1,177	(1,121)	56
Right of use assets	36	(30)	6	36	(18)	18
	40,510	(20,411)	20,099	40,367	(19,107)	21,260

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	September 30, 2022	December 31, 2021

Accounts payable	1,275	854
Accrued payroll liabilities	1,852	1,927
Accrued severance, ad valorem, and other taxes payable	118	83
	3,245	2,864

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

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments resumed on October 1, 2022, and the last payment will be due on October 1, 2024.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debt.

Current and Long-term Debt	September 30, 2022	December 31, 2021

Current
State Bond Loan	5,333	1,305
Deferred financing costs	(43)	(43)
	5,290	1,262

Long-term
State Bond Loan	7,108	11,136
Deferred financing costs	(42)	(76)
	7,066	11,060

The schedule of remaining payments on outstanding debt as of September 30, 2022, is presented below.

Remaining Payments	Total	2022	2023	2024	Final payment

State Bond Loan
Principal	12,441	1,305	5,409	5,727	Oct-2024
Interest	911	179	525	207
Total	13,352	1,484	5,934	5,934

10. Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 8.93%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the wellfields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2021	29,915

Change in estimated reclamation costs	299
Accretion expense	339

September 30, 2022	30,553

The restricted cash discussed in note 5 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

11. Warrant Liability

In August 2020, we issued 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one common share of the Company’s stock at a price of $0.75 per full share. The warrants were exercised prior to the August 4, 2022 expiration date.

In February 2021, we issued 16,930,530 warrants as part of an underwritten public offering with two warrants redeemable for one common share of the Company’s stock at a price of $1.35 per full share. The warrants will expire in February 2024.

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

The Company’s warrant liabilities consist of the following:

	Aug-2020	Feb-2021
Warrant Liability Activity	Warrants	Warrants	Total

December 31, 2021	2,027	4,236	6,263

Warrants exercised	(1,790)	-	(1,790)
Mark to market revaluation gain	(215)	(1,405)	(1,620)
Effects for foreign exchange rate changes	(22)	(272)	(294)

September 30, 2022	-	2,559	2,559

Feb-2021
Warrant Liability Duration	Warrants

Current portion of warrant liability	-
Warrant liability long-term	2,559

2,559

The fair value of the warrant liabilities on September 30, 2022, was determined using the Black-Scholes model with the following assumptions:

Feb-2021
Black-Scholes Assumptions at September 30, 2022	Warrants

Expected forfeiture rate	0.0%
Expected life (years)	1.3
Expected volatility	74.3%
Risk free rate	3.8%
Expected dividend rate	0.0%
Exercise price	$1.35
Market price	$1.09

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

12. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 223,126,028 shares and 216,782,694 shares were issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.

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

Activity with respect to stock options is summarized as follows:

	Outstanding	Weighted-average
Stock Option Activity	Options	exercise price
	#	$

December 31, 2021	10,064,024	0.68

Granted	175,000	1.74
Exercised	(640,025)	0.66

September 30, 2022	9,598,999	0.64

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $0.4 million and $1.2 million from options exercised in the nine months ended September 30, 2022 and September 30, 2021, respectively.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

Stock-based compensation expense from stock options was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, there was approximately $0.7 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 1.7 years under the Option Plan.

As of September 30, 2022, outstanding stock options are as follows:

	Options outstanding			Options exercisable
		Weighted-			Weighted-
		average			average
		remaining	Aggregate		remaining	Aggregate
Exercise	Number	contractual	intrinsic	Number	contractual	intrinsic
price	of options	life (years)	value	of options	life (years)	value	Expiry
$	#		$	#		$

0.65	1,024,095	0.2	449,977	1,024,095	0.2	449,977	2022-12-15
0.56	200,000	0.5	106,673	200,000	0.5	106,673	2023-03-30
0.67	807,997	0.9	337,503	807,997	0.9	337,503	2023-08-20
0.66	716,674	1.2	309,719	716,674	1.2	309,719	2023-12-14
0.57	2,528,579	2.1	1,312,102	1,815,616	2.1	942,139	2024-11-05
0.46	2,824,490	3.1	1,792,345	1,248,735	3.1	792,414	2025-11-13
1.04	1,322,164	3.9	64,818	566,911	3.9	27,792	2026-08-27
1.61	175,000	4.5	-	-	-	-	2027-03-14

0.61	9,598,999	2.3	4,373,137	6,380,028	1.9	2,966,217

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the three months ended September 30, 2022 (approximately US$1.09), that would have been received by the option holders had they exercised their options on that date. There were 9,423,999 in‑the‑money stock options outstanding and 6,380,028 in-the-money stock options exercisable as of September 30, 2022.

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2022	2021

Expected forfeiture rate	5.6%	6.1%
Expected life (years)	3.9	3.9
Expected volatility	72.7%	69.5%
Risk free rate	1.9%	0.7%
Expected dividend rate	0.0%	0.0%
Black-Scholes value (CAD$)	$1.22	$0.74

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
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

Activity with respect to RSUs is summarized as follows:

Weighted average
	Outstanding	grant date
Restricted Share Unit Activity	RSUs	fair value
	#	$

December 31, 2021	1,011,660	0.69

Granted	-	-
Released	-	-
Forfeited	-	-

September 30, 2022	1,011,660	0.69

Stock-based compensation expense from RSUs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, there was approximately $0.1 million unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 0.8 years under the RSU&EI Plan.

As of September 30, 2022, outstanding RSUs are as follows:

RSUs outstanding
	Weighted-
	average
	remaining	Aggregate
Number	contractual	intrinsic	Redemption
of RSUs	life (years)	value	Date
#		$

706,130	0.1	769,682	2022-11-13
305,530	0.9	333,028	2023-08-27

1,011,660	0.4	1,102,710

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
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

The following represents warrant activity during the period ended September 30, 2022:

		Number of
	Outstanding	shares to be issued	Per share
Warrant Activity	warrants	upon exercise	exercise price
	#	#	$

December 31, 2021	24,368,530	12,184,265	1.16

Exercised	(7,638,000)	(3,819,000)	0.75

September 30, 2022	16,730,530	8,365,265	1.35

We received $2.9 million and $6.6 million from warrants exercised in the nine months ended September 30, 2022 and September 30, 2021, respectively

As of September 30, 2022, outstanding warrants are as follows:

		Weighted-
		average
		remaining	Aggregate
Exercise	Number	contractual	Intrinsic
price	of warrants	life (years)	Value	Expiry
$	#		$

1.35	16,730,530	1.3	-	2024-02-04

1.35	16,730,530	1.3	-

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Share-based compensation expense is recognized net of estimated pre-vesting forfeitures, which results in expensing the awards that are ultimately expected to vest over the expected life. Estimated forfeitures and expected lives were based on actual historical experience.

13. Sales and Other Income

Revenue is primarily derived from the sale of U3O8 to domestic utilities under contracts or spot sales. There were no sales of U3O8 in the nine months ended September 30, 2022, or September 30, 2021. Disposal billings were nil and $19 thousand for the three and nine months ended September 30, 2022, respectively, and $9 thousand and $16 thousand for the three and nine months ended September 30, 2021, respectively.

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

Cost of sales consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
Cost of Sales	2022	2021	2022	2021

Cost of product sales	-	-	-	-
Lower of cost or NRV adjustments	1,655	1,703	5,039	5,211

	1,655	1,703	5,039	5,211

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

15. Operating Costs

Operating expenses include exploration and evaluation expense, development expense, general and administration (“G&A”) expense, and mineral property write-offs. Exploration and evaluation expense consists of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to properties that have reached the permitting or operations stage and include costs associated with exploring, delineating, and permitting a property. Once permitted, development expenses also include the costs associated with the construction and development of the permitted property that are otherwise not eligible to be capitalized. G&A expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs.

Operating costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
Operating Costs	2022	2021	2022	2021

Exploration and evaluation	422	515	1,421	1,671
Development	1,188	187	3,137	652
General and administration	1,186	1,368	4,771	4,090
Accretion	114	119	339	365

	2,910	2,189	9,668	6,778

16. Supplemental Information for Statement of Cash Flows

Cash, cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	September 30, 2022	September 30, 2021

Cash and cash equivalents	39,920	33,413
Restricted cash	8,065	7,861

	47,985	41,274

Interest expense paid was $0.5 million and $0.5 million for the nine months ended September 30, 2022, and 2021, respectively.

17. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, warrant liability and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2022
(expressed in thousands of U.S. dollars unless otherwise indicated)

        Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $47.4 million at risk on September 30, 2022, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2022.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of September 30, 2022, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $3.2 million, and $5.3 million for the current portion of notes payable.

As of September 30, 2022, we had $39.9 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory value is immediately realizable, if necessary.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the nine months ended September 30, 2022. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion and analysis is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations and should be read in conjunction with the audited financial statements and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Uranium Market Update

Increased support for nuclear energy has been sustained as more governments understand it is a critical element to successfully address climate change. Growing numbers of countries are making commitments to net-zero emissions, including on more accelerated schedules than previously targeted. In the process, many nations and large companies are endorsing nuclear energy to meet such objectives, recognizing the safety, reliability, and economic advantages nuclear power presents. Supply-demand fundamentals also continue to strengthen with the supply gap widening as secondary inventories decline while projections are for sustained growth of nuclear power through traditional uses and the construction of advanced reactors of various types. Additionally, projections for sustained growth of nuclear power globally in coming years has incentivized investment in the fuel cycle industries, through legislative programs and private and industrial capital.

In the U.S., in late 2020, Congress approved the appropriation of $75 million for the establishment of a new national uranium reserve through which the Department of Energy (“DOE”), National Nuclear Security Administration (“NNSA”) is to purchase domestically produced uranium. In June 2022, NNSA issued a solicitation for proposals to purchase from uranium producers qualified under the solicitation up to one million pounds U3O8. We submitted a bid proposal to the NNSA and await information on the award of contracts. There can be no assurance that the Company will be a successful bidder.

The Biden Administration continues to prioritize climate change initiatives and its leaders have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which will support nuclear energy and the nuclear fuel cycle industries. We continue to see signs of increased bipartisan support for nuclear energy in Washington, including the passage of the Infrastructure Investment and Jobs Act (November 2021) which is designed to prevent the premature closure of nuclear power plants and extend the life of others.

Proposed U.S. legislation this year includes efforts to further restrict or preclude imports from Russia; and establishment of an Executive Office for Nuclear Energy Policy to promote engagement with ally and partner nations to develop a civil nuclear export strategy and offset China and Russia’s growing influence on international nuclear energy development. Most recently, Senators Manchin, Risch and Barrasso attached a provision to the National Defense Authorization Act (“NDAA”) that proposes expansion of the Uranium Reserve Program. Congress is expected to vote on the NDAA this year. Numerous states in the U.S. also have passed legislation supporting nuclear power.

Globally, several countries including China, Japan, France, Germany and England are ramping up power plant construction, reactor life extensions and/or research activities. As a result of these and other developments in the U.S. and abroad, uranium price increases have been largely sustained over the past year. Spot market prices continue to experience volatility, but through Q3 per-pound prices continued in the upper $40s and $50s. While generally lagging behind spot price increases, earlier increases to term pricing have been sustained.

The short- and long-term worldwide implications of the Russian invasion of Ukraine remain difficult to predict as the war continues. In addition to the adverse economic and other effects felt beyond the borders of Ukraine, the war may result in impacts felt more directly by the nuclear fuel industries and uranium producers specifically. The imposition of sanctions on Russia by the U.S. and other countries has resulted in counter measures by Russia and may result in additional counter sanctions including the possible termination of exports of enriched uranium from Russia to the U.S. As described above, legislation to prohibit Russian imports of uranium has been introduced in Congress. Russia has historically and very recently shown its willingness to utilize energy resources as foreign policy “tools” in its relations with European nations, creating supply disruptions and leveraging punitive pricing. Consistent with that practice, Russia may influence Kazakhstan and Uzbekistan to halt uranium exports to the U.S. or otherwise interfere with the shipments to the U.S.

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

Lost Creek Property

Lost Creek continues to operate at reduced production levels, which allows us to sustain operating cost reductions at Lost Creek, while optimizing processes and continuing wellfield development and construction activities in preparation for ramp up to full production rates.

An advance development program at Lost Creek was implemented in late 2021, with the intent to significantly improve our ability to quickly return to production when ramp-up occurs. Our program to advance the development of the fourth header house in MU2 (HH 2‑4) has progressed substantially with all wells installed and surface construction is ongoing. Additionally, we are now installing wells related to the fifth header house (HH 2‑5) and have ordered all necessary equipment to construct the header house. Long-lead items for the sixth header house in MU2 have also been ordered. We completed the planned delineation drill program to assist with further wellfield design within HHs 2-5 through 2-9. Hiring of staff and engagement of contractors has steadily progressed for these planned development activities. Together with our optimization of plant processes, these wellfield programs will significantly advance our readiness and shorten the time frame to production when a formal decision to ramp-up occurs.

During Q3, we completed a new multi-year sales agreement with a leading U.S. nuclear utility to supply uranium produced from projects owned and operated by the Company’s U.S. subsidiaries, including Lost Creek. This initial agreement calls for the annual delivery of a base amount of 200,000 pounds of uranium concentrates over a six-year period beginning in the second half of 2023. Sales prices are anticipated to be profitable on a Company-wide, all-in cost basis and are escalated annually from the initial pricing in 2023.

We believe this agreement reflects the U.S. utilities desire to support domestic uranium production from a proven producer. Pursuant to the Company’s request, the sales agreement is conditioned on our securing additional contractual commitments to support a development decision. We are in ongoing discussions with other purchasers with the objective of layering in sufficient additional offtake agreements to incentivize a full ramp up of production at Lost Creek.

The first two mine units at Lost Creek (MU1 and MU2) have all appropriate permits necessary for a return to operations, including production resulting from the ongoing MU2 advance development program, when ramp up occurs. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. Currently, we await only approval by the Wyoming Department of Environmental Quality, Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding HJ and KM horizons at LC East and HJ mine units at Lost Creek. We anticipate the LQD review will be complete in 2022.

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

Research and Development

We continue to pursue several research and development (“R&D”) projects with the overall objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. The development projects are at varying stages of development and include a new material for injection wells and related well installation process, for which a provisional patent has been filed with the U.S. Patent Office. During 2022 Q2, we received WDEQ authorization to proceed with field testing the materials and engineering, and testing continued throughout the summer. Although the technology will not be used for production wells, it will be used for injection wells which generally represent approximately 65% of the wells throughout wellfields designed with traditional “five-spot” recovery patterns. In addition to its relatively low cost and availability of materials in the midst of current supply chain challenges, the proposed method, if proven out, is expected to reduce drill rig time on injection wells by about 70% and reduce environmental impacts. It is anticipated that the cost savings from reduced drill rig time will be partially offset by the need for additional in-house labor.

Work continues on engineering of an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water. This project is in advanced-stage analyses expected to be completed in 2022. The value of increasing the water recycling rate is an increased reduction in required wastewater disposal, and thus the need for additional (and costly) deep disposal wells.  An added benefit will be the recycling of the majority of bleed and process water which would have historically been disposed of as waste. As contemplated, the system will also provide enhanced water filtration of injection fluids which will allow for removal of existing and future header house filtration systems.

Casper Operations Headquarters

Construction has commenced on our new multipurpose building at our Casper, Wyoming operations headquarters. The new multipurpose building, which is expected to be complete in mid-2023, will allow for centralized construction activities as well as housing our shared services chemistry laboratory. The additional facility will allow us to construct header houses for Lost Creek and, when built and operational, Shirley Basin. Building, wiring and automating header houses in Casper, as well as other construction activities, will provide numerous safety, environmental and financial advantages to our operations.

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

The following table provides information on our production and ending inventory of U3O8 pounds.

U3O8 Production and Ending Inventory

	Unit	2021 Q4	2022 Q1	2022 Q2	2022 Q3	YTD 2022

U3O8 Production

Pounds captured	lb	74	83	83	74	240
Pounds drummed	lb	-	-	-	-	-
Pounds shipped	lb	-	-	-	-	-
Pounds purchased	lb	-	-	-	40,000	40,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	1,069	1,146	1,223	1,279
Plant inventory	lb	-	-	-	-
Conversion inventory - produced	lb	267,049	267,049	267,049	267,049
Conversion inventory - purchased	lb	16,741	16,741	16,741	56,741
	lb	284,859	284,936	285,013	325,069

Value
In-process inventory	$000	-	-	-	-
Plant inventory	$000	-	-	-	-
Conversion inventory - produced	$000	7,488	7,488	7,488	7,488
Conversion inventory - purchased	$000	435	435	435	2,415
	$000	7,923	7,923	7,923	9,903

Cost per Pound
In-process inventory	$/lb	-	-	-	-
Plant inventory	$/lb	-	-	-	-
Conversion inventory - produced	$/lb	28.04	28.04	28.04	28.04
Conversion inventory - purchased	$/lb	25.98	25.98	25.98	42.56
	$/lb	27.81	27.81	27.80	30.46

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	0.59	0.59	0.59	0.59
Cash cost	$/lb	18.60	18.60	18.60	18.60
Non-cash cost	$/lb	8.85	8.85	8.85	8.85
	$/lb	28.04	28.04	28.04	28.04

During 2020, we intentionally reduced production operations at Lost Creek in response to the depressed state of the uranium market at that time. As a result, production rates declined significantly and will remain low until a decision to ramp up is made. Recent spot price improvements are encouraging and long-term contract pricing necessary to support a ramp-up decision has slowly improved, which allowed the Company to secure a new long-term contract for the sale of U3O8.  We are continuing to pursue additional long-term sales contracts, which could support a decision to ramp up.

As of September 30, 2022, we had approximately 323,790 pounds of U3O8 at the conversion facility including 267,049 produced pounds at an average cost per pound of $28.04, and 56,741 purchased pounds at an average cost per pound of $42.56.

Three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021

The following table summarizes the results of operations for the three and nine months ended September 30, 2022, and 2021:

	Three months ended			Nine months ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change

Sales	-	9	(9)	19	16	3
Cost of sales	(1,655)	(1,703)	48	(5,039)	(5,211)	172
Gross profit (loss)	(1,655)	(1,694)	39	(5,020)	(5,195)	175

Operating costs	(2,910)	(2,189)	(721)	(9,668)	(6,778)	(2,890)
Loss from operations	(4,565)	(3,883)	(682)	(14,688)	(11,973)	(2,715)

Net interest expense	(114)	(182)	68	(451)	(558)	107
Warrant mark to market gain (loss)	(295)	(5,060)	4,765	1,620	(11,384)	13,004
Foreign exchange gain (loss)	19	15	4	29	(352)	381
Other income (loss)	(7)	2	(9)	1,247	908	339
Net loss	(4,962)	(9,108)	4,146	(12,243)	(23,359)	11,116

Foreign currency translation adjustment	87	219	(132)	137	472	(335)
Comprehensive loss	(4,875)	(8,889)	4,014	(12,106)	(22,887)	10,781

Loss per common share:
Basic	(0.03)	(0.04)	0.01	(0.06)	(0.12)	0.06
Diluted	(0.03)	(0.04)	0.01	(0.06)	(0.12)	0.06

Sales

There were no sales of U3O8 in the first nine months of 2022 or 2021. We billed disposal fees of nil and $19 thousand during the three and nine months ended September 30, 2022, respectively, and $9 thousand and $16 thousand in the three and nine months ended September 30, 2021.

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

In the three and nine months ended September 30, 2022, and September 30, 2021, cost of sales per the financial statements included $1.7 million and $5.0 million for 2022 and $1.7 million and $5.2 million for 2021, respectively, in lower of cost or NRV adjustments. With production rates held to intentionally lower levels, nearly all production costs during 2022 and 2021 were charged to cost of sales as NRV adjustments. Production costs in 2022 have been very consistent with 2021 with higher labor and service costs offset by lower non-cash and conversion facility costs.

Gross Profit (Loss)

The gross losses per the financial statements for the three and nine months ended September 30, 2022 were $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2021, the gross losses were $1.7 million and $5.2 million, respectively. The losses were composed of NRV adjustments less the disposal fee revenue.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three and nine months ended September 30, 2022, and 2021:

	Three months ended			Nine months ended
	September 30,			September 30,
Operating Costs	2022	2021	Change	2022	2021	Change

Exploration and evaluation	422	515	(93)	1,421	1,671	(250)
Development	1,188	187	1,001	3,137	652	2,485
General and administration	1,186	1,368	(182)	4,771	4,090	681
Accretion	114	119	(5)	339	365	(26)

	2,910	2,189	721	9,668	6,778	2,890

Total operating costs for the three months ended September 30, 2022, and September 30, 2021, were $2.9 million and $2.2 million, respectively. Total operating costs for the nine months ended September 30, 2022, and September 30, 2021, were $9.7 million and $6.8 million, respectively. The increase was primarily due to the MU2 advance development program being conducted at Lost Creek and higher administrative labor and non-cash costs.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Total exploration and evaluation expense decreased approximately $0.1 million in 2022 Q3 and $0.3 million for the nine months ended September 30, 2022, compared to 2021 costs. Lower labor accounted for most of the difference. When our Vice President Regulatory Affairs was promoted to the Chief Executive Officer position, the Vice President position was not replaced, which resulted in lower labor costs within the exploration and evaluation department.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage and is classified as a development project. The $1.0 million and $2.5 million increases in development expense for the three and nine months ended September 30, 2022, respectively, relate to the MU2 advance development program currently underway. The $2.5 million year-to-date increase was composed of higher development drilling ($0.9 million), drilling supplies ($1.4 million), and labor ($0.2 million) costs.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. The $0.7 million increase for the nine months ended September 30, 2022 included an increase in labor related costs ($0.4 million), stock-based compensation ($0.2 million), and increased professional services ($0.1 million).

Other Income and Expenses

Net interest expense remained consistent in 2022.

For the three and nine months ended September 30, 2022, the warrant liability mark to market resulted in a $0.3 million loss and $1.6 million gain, respectively. As a part of the August 2020 registered direct offering and the February 2021 underwritten public offering, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. entity is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period. The Company’s stock price, volatility, and other factors are used in the Black-Scholes model and can lead to significant increases and decreases in the warrant liability and corresponding mark to market gains and losses.

Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s USD bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. For the nine months ended September 30, 2021, the average USD balance in the entity’s bank accounts was higher and the change in foreign exchange rates resulted in a $0.4 million loss. For the nine months ended September 30, 2022, the average USD balance in the entity’s bank account was lower and the change in foreign exchange rates resulted in a small gain.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet, therefore the entire amount was recognized as other income.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and nine months ended September 30, 2022, were $0.03 and $0.06, respectively. For the three and nine months ended September 30, 2021, the loss per common share was $0.04 and $0.12, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash decreased from the December 31, 2021 balance of $54.2 million to $48.0 million as of September 30, 2022. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury bills. During the nine months ended September 30, 2022, we used $12.3 million for operating activities, $0.2 million for investing activities, and generated $6.5 million from financing activities.

Operating activities used $12.3 million of cash for the nine months ended September 30, 2022. We spent $2.8 million on production related cash costs, purchased 40,000 pounds of U3O8 for $2.0 million, spent $8.3 million on operating costs and paid loan interest of $0.5 million. This was partially offset by the $1.3 million received from the sale of the royalty interest.

Investing activities used $0.2 million during the period for the replacement of older IT equipment and work associated with ongoing capital projects such as the construction of the Casper shop and lab building.

Financing activities provided $6.5 million of cash in 2022. We received net proceeds of $3.3 million from the sale of common shares through our At Market Facility and $3.2 million from the exercise of warrants and stock options.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of September 30, 2022, the balance of the State Bond Loan was $12.4 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments resumed on October 1, 2022, and the last payment will be due on October 1, 2024.

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

On December 17, 2021, we entered into an amendment to the Sales Agreement (“Amendment No. 1” and together with the Sales Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. As of October 27, 2022, we have issued and sold 1,884,309 common shares having aggregate gross proceeds of approximately $3.3 million since December 17, 2021, under the Amended Sales Agreement.

For the three and nine months ended September 30, 2022, we utilized the Amended Sales Agreement for gross proceeds of nil and $3.3 million, respectively.

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

Liquidity Outlook

As of October 27, 2022, we had $37.3 million of cash and cash equivalents. In addition to our cash position, our finished, ready-to-sell, conversion facility inventory is worth approximately $17.1 million at recent spot prices.  We await the outcome of the DOE NNSA Uranium Reserve contract awards and, if we are successful, we understand that the sale is scheduled to follow within 60 days after the contract award. If we are unsuccessful, while the value of the finished-product inventory is immediately realizable into spot sales, we do not anticipate selling it in the next 12 months unless it will be advantageous to do so.

Looking Ahead

Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to expand. Japan, several member nations of the European Union, and the United Kingdom have all announced action plans making nuclear energy an integral part of the climate change solution. The Biden Administration also continues to voice support for clean energy and the nuclear industry.

In June 2022, DOE NNSA issued a solicitation for proposal to purchase qualified domestically produced uranium. We submitted a bid proposal and now await the outcome of contract awards by NNSA. Although there can be no assurance that the Company will be a successful bidder, our existing inventory has been classified as current, reflecting our intention to participate in the contract process.

Legislation has been introduced to extend and expand the DOE uranium reserve. The proposal would support annual purchases by DOE of approximately 2.5 million pounds of domestically produced U3O8.

The sustained support for nuclear energy has prompted financial funds and uranium ETFs to purchase uranium inventories thereby supporting the uranium spot price. It is more than a year since the Sprott Physical Uranium Trust (“SPUT”) began its purchases of uranium. SPUT established the means in the equity markets to raise more than $3 billion for such purchases and now holds more than 58 million pounds U3O8. While others have established the vehicles by which to make substantial purchases of uranium, SPUT remains the most prolific purchaser. The rally in uranium spot prices which began in 2021 continues in 2022, with price per-pound during the quarter remaining in the upper $40s and lower $50s. Moreover, nuclear utilities and other purchasers are back in the market, resulting in some strengthening of term pricing.

These changing sentiments and stronger prices enabled us to secure an initial multi-year sales agreement with a leading U.S. nuclear utility. The agreement calls for annual delivery of a base amount of 200,000 pounds of U3O8 over a six-year period, beginning in the second half of 2023. Sales prices are anticipated to be profitable on a Company-wide, all-in cost basis, and are escalated annually from initial pricing in 2023. We are in ongoing discussions with other purchasers with the objective of layering in sufficient additional offtake agreements to incentivize a full ramp up of production at Lost Creek.

To heighten our readiness to return to production operations at Lost Creek, we are advancing preparations in the fully permitted MU2 through a drilling and construction program, which is being supplemented by purchases of mid- and long-lead time items for additional development in MU2. We are also steadily progressing our hiring for Lost Creek staff and engagement of contractors for the development work. When the advance work is complete, Lost Creek operations can increase to full production rates in as little as six months following a formal “go” decision to ramp up.

We continue to diligently work to optimize processes and refine production plans, supported by our experienced Lost Creek operational staff, who stand ready to expand Lost Creek production to an annualized run rate of up to 1.2 million pounds. We are prepared to ramp up and to deliver future Lost Creek production into additional new sales contracts. A production ramp up will include further development work in both of the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Technical Report Summary (as amended, September 19, 2022). The Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come.

Our cash position as of October 27, 2022, is $37.3 million. In addition to our strong cash position, we have nearly 324,000 pounds of finished, U.S. produced U3O8 inventory at the conversion facility, worth approximately $17.1 million at recent spot prices. Our financial position provides us with adequate funds to maintain and enhance operational readiness at Lost Creek, as well as having allowed us to preserve our existing inventory to sell into higher prices.

We will continue to closely monitor the uranium market, the impact and possible expansion of the uranium reserve program, and other developments in the markets or from Congress, which may positively affect the uranium production industry. Until market conditions signal a decision for the return to production operations, we will focus on maintaining safe and compliant operations while continuing to enhance and leverage our operational readiness.

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

Outstanding Share Data

As of October 27, 2022, we had outstanding 223,126,028 common shares and 9,598,999 options to acquire common shares.

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

Currency risk

As of September 30, 2022, we maintained a balance of approximately C$2.1 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $52.68 per pound U3O8 as of October 27, 2022.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this MD&A, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the nine months ended September 30, 2022, from those risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

Steven M. Hatten, age 59, has been named Chief Operating Officer of Ur-Energy Inc. effective October 27,2022. Mr. Hatten has served as Vice President Operations for the Company since 2011.

Prior to 2011, Mr. Hatten was Ur-Energy’s Engineering Manager from 2007 to 2010 and Director of Engineering and Operations 2010 to 2011. He has 30 years of experience in uranium production with a strong background in in situ recovery uranium design and operations. He previously worked as a Project Engineer for Power Resources, Inc., Manager, Wellfield Operations for Rio Algom Mining Corp., and Operations Manager at Cameco’s Smith Ranch – Highland Facility. Mr. Hatten has a Bachelor of Science in Petroleum Engineering from Texas Tech University.

Mr. Hatten has no family relationships among the Board of Directors or other members of senior management of the Company.

The Board has set Mr. Hatten’s annual cash compensation at $340,000 beginning October 2022.

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

UR-ENERGY INC.

Date: November 1, 2022	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

