Form 10-K
period 2022-12-31
UR-ENERGY INC
filed 2023-03-06
CIK 1375205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2023, there were 264,726,804 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2022, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $228.9 million based upon the closing sale price of the common shares as reported by the NYSE American. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2022, including all affiliates, directors and officers collectively held approximately 3.3 million of its outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intend," "plan" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain operations at Lost Creek in a safe and compliant fashion; (ii) the ability to readily and cost-effectively ramp-up production operations, in the face of labor shortages, delays caused by weather and related road conditions, inflationary costs and supply chain issues without affecting our production plan; (iii) the timing to determine additional development and construction priorities at Lost Creek and Shirley Basin; (iv) the continuing technical and economic viability of Lost Creek, including as set forth in our Initial Assessment of the property (the Lost Creek Report); (v) the timing and outcome of the remaining permitting approval of the amendments to the Lost Creek permit; (vi) the ability and timing to complete additional favorable uranium sales agreements including spot sales when warranted; (vii) the production rates and life of the Lost Creek Project and subsequent development of and production from adjoining projects within the Lost Creek Property, including plans at LC East; (viii) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (ix) the potential of our other exploration and development projects, including Shirley Basin, the projects in the Great Divide Basin and Lucky Mc and the Excel project; (x) the technical and economic viability of Shirley Basin, including our current expectation that the Lost Creek processing facility will be utilized for processing, drying and packaging uranium for Shirley Basin, and as otherwise set forth in our Initial Assessment of the project (the Shirley Basin Report); (xi) current and near-term market conditions in the uranium market including supply and demand projections; (xii) our ability to obtain remaining routine authorizations for potential production at Shirley Basin; (xiii) the viability of our ongoing research and development efforts, including the timing and cost to implement and operate one or more of them; (xiv) whether the national uranium reserve program will be continued as envisioned by Congressional appropriations and whether further budget appropriations and other federal support for the nuclear industry will proceed in any meaningful way; (xv) the impacts of the war in Ukraine on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers; and (xvi) continuing effects of the pandemic including on supply chain disruption, labor and inflationary costs. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks arising from various geopolitical tensions and events including the war in Ukraine and rising tensions between the U.S. and China; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates included in this annual report on Form 10-K have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”). Prior to these estimates made at December 31, 2021, we prepared our estimates of mineral resources in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. We are required by applicable Canadian Securities Administrators to file in Canada an NI 43‑101 compliant report at the same time we file an S-K 1300 technical report summary. Our NI 43-101 and S-K 1300 reports (for each of the Lost Creek Property and Shirley Basin Project) are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

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

Header houses (HH)

are used to distribute lixiviant injection fluid to injection wells and collect pregnant solution from production wells. Each header house is connected to two trunk lines, one for receiving barren lixiviant from the plant and one for conveying pregnant solutions to the plant. The HHs include manifolds, valves, flow meters, pressure gauges, instrumentation, and oxygen for incorporation into the injection lixiviant, as required. Each header house may service up to 90 wells (injection and recovery) depending on pattern geometry. The HHs are also used during the groundwater restoration process to distribute groundwater cleanup injection fluids and receive groundwater to be cleaned in the plant. The HHs will utilize the existing or alternate trunklines for this purpose.

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

Qualified Person

is an individual who is a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and is an eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. Additionally, a third-party firm comprising mining experts, such as professional geologists or mining engineers, may date and sign the technical report summary instead of, and without naming, its employee, member or other affiliated person who prepared the technical report summary. Also referred to as a “QP.”

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

Abbreviations
AQD	Air Quality Division of the Wyoming Department of Environmental Quality
BLM	U.S. Bureau of Land Management
CEQ	Council on Environmental Quality, within the Executive Office of the President of the United States
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
CWA	Clean Water Act
DOE	U.S. Department of Energy
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
ESA	Endangered Species Act
ETF	Exchange Traded Fund
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HALEU	High Assay Low Enriched Uranium
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LQD	Land Quality Division of the Wyoming Department of Environmental Quality
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (“Standards of Disclosure for Mineral Properties”)
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
PEA	Preliminary Economic Assessment, per NI 43-101
PFIC	Passive Foreign Investment Company
PFN	Prompt Fission Neutron
PPP	Paycheck Protection Program created by the CARES Act (and modified by the Flexibility Act), 2020, administered by the Small Business Administration
RCRA	Resource Conservation and Recovery Act
RO	Reverse Osmosis
ROD	Record of Decision (BLM)
SBA	U.S. Small Business Administration
SEC	U.S. Securities Exchange Commission
S-K 1300	Regulation S-K, Subpart 1300 “Modernization of Property Disclosure for Mining Registrants”
TSX	Toronto Stock Exchange
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
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

Due to persistent low uranium prices, we have limited our production operations since the third quarter of 2020. During 2022, we captured 325 pounds of U3O8 at our Lost Creek plant. Our last sale of produced inventory was made in 2019 Q2. All our sales made in 2020 were of purchased inventory. We made no sales of U3O8 in either 2021 or 2022. We announced a ramp-up decision in December 2022 to immediately ramp up production to levels sufficient to deliver into sales commitments totalling 600,000 pounds U3O8 annually beginning in 2024.

We are an “exploration stage issuer,” as that term is defined under S-K 1300, because we have not established proven or probable mineral reserves through the completion of a pre-feasibility or feasibility study for any of our uranium projects. As a result, and even though we commenced recovery of uranium at our Lost Creek Project in 2013, we remain classified as an exploration stage issuer and will continue to remain an exploration stage issuer until such time as proven or probable mineral reserves have been established.

We are engaged in uranium recovery and processing operations, in addition to the exploration for and development of uranium mineral properties. Uranium fuels carbon-free, emission-free nuclear power which is a clean, cost-effective, and reliable form of electrical power. Nuclear power is estimated to provide approximately 50 percent of the carbon-free electricity in the U.S. and approximately one-third of carbon-free electricity worldwide. As a uranium producer, we are advancing the interests of clean energy, thereby contributing in positive ways to address the challenges of global climate change.

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

Currently, and at December 31, 2022, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

Our wholly owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”) and started production operation activities in August 2013. Our first sales of Lost Creek production were made in December 2013.

From commencement of operations until 2020, we had multiple term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. We completed our sales contracts in 2020 when we sold 200,000 pounds of Uranium Oxide (“U3O8”), at an average price of approximately $42 per pound. Between 2017 and 2020, we took advantage of low market prices to enter into purchase agreements to acquire U3O8 at market prices for delivery into our contractual commitments. We did not make any sales of inventory in 2021 – 2022.

We sold 100,000 pounds U3O8 to the U.S. Department of Energy (“DOE”) National Nuclear Security Administration (“NNSA”) in January 2023, as a part of the national uranium reserve program. Additionally, we have secured new, multi-year sales agreements for delivery of 600,000 pounds U3O8 annually beginning in 2024. In 2023, we will deliver 180,000 pounds U3O8 into one of the agreements.

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

In December 2015, our applications for a permit and license to mine at Shirley Basin was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). Wyoming Uranium Recovery Program (“URP”) issued our source material license and the Land Quality Division (“LQD”) issued the permit to mine for Shirley Basin in 2021. We received approvals for the project from the U.S. Bureau of Land Management (“BLM”) in 2020. Therefore, all major authorizations to construct and operate at Shirley Basin have been received. Work is well underway on initial engineering evaluations, designs and studies. In 2023 H1, we plan to install the monitor well ring for the first mine unit at Shirley Basin.

We utilize in situ recovery (“ISR”) of the uranium at Lost Creek and will do so at other projects where this is possible, including Shirley Basin. The ISR technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The ISR technique does not require the installation of tailings facilities or significant surface disturbance. This recovery method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer, carbon dioxide for pH control, and may include the addition of sodium bicarbonate as a complexing agent. The complexing agent bonds with the uranium to form uranyl carbonate, which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using ion exchange (“IX”) and captured on resin contained within the IX columns. The groundwater is re-fortified with the oxidizer and, possibly, the complexing agent and sent back to the wellfield to recover additional uranium. A small volume of water, called bleed, is permanently removed from the lixiviant flow to create an inward groundwater gradient. A reverse osmosis (“RO”) process is available to minimize the wastewater stream generated. Brine from the RO process, if used, and bleed are disposed of by means of injection into deep disposal wells. Each wellfield is made up of multiple groupings of injection and production wells installed in patterns to optimize the areal sweep of fluid through the uranium deposit.

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

We continue to make great strides in reducing water consumption. The first such achievement was the implementation of a Class V treatment system which became operational in early 2017. The system includes water treatment and injection of the clean water into a shallow formation where it can be accessed by future generations. Since implementation of the Class V system, the generation of wastewater during production has been reduced by 24 percent. To further reduce water consumption and enhance IX effectiveness, a filtration and wastewater treatment facility is in advanced stage analyses. The system, as envisioned, will allow for more effective use of current and future deep disposal wells working in conjunction with the Class V water recycling system while preserving precious water resources. Our goal is to reduce wastewater generation by at least 70 percent.

The elution circuit (the first step after IX) is utilized to transfer the uranium from the IX resin to elution tanks and concentrate the uranium to the point where it is ready for the next phase of processing. The resulting rich eluate is an aqueous solution containing uranyl carbonate, salt and sodium carbonate and/or sodium bicarbonate. The precipitation circuit follows the elution circuit and removes the carbonate from the concentrated uranium solution and combines the uranium with peroxide to create a yellowcake crystal slurry. Filtration and washing is the next step, in which the slurry is loaded into a filter press where excess contaminants such as chloride are removed and a large portion of the water is removed. The final stage occurs when the dewatered slurry is moved to a yellowcake dryer, which further reduces the moisture content, yielding the final dried, product. Refined, salable yellowcake is packaged in 55-gallon steel drums and transported by truck to the conversion facility.

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO is being utilized as a part of our Class V recycling circuit to minimize the wastewater stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use or better. The first step of restoration involves removing a small portion of the groundwater and disposing of it (commonly known as groundwater sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to ensure the cleanup is complete, concluding the restoration process.

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

Our mineral resources reported pursuant to S-K 1300 for our material properties at our Lost Creek Property and Shirley Basin Project are summarized here and discussed below at “Lost Creek ISR Uranium Property S-K 1300 Report” and “Shirley Basin ISR Uranium Project S-K 1300 Report.” Variable pricing for each, based upon projections of market analysts and assumptions for operations at each property are as shown, and set forth in the respective S-K 1300 Initial Assessments, as amended.

	Measured			Indicated			Inferred
Project	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Assumed Pricing (12/31/2021 Reports)
Wyoming Uranium Projects
Lost Creek Property (after production as set forth herein)	0.048	7,115	6,887	0.046	5,523	5,027	0.044	7,512	6,607	Variable: $50.80 to $66.04
Shirley Basin Project	0.275	1,367	7,521	0.118	549	1,295	-	-	-	Variable: $63.04 to $66.04
		MEASURED + INDICATED =			14,554	20,730	INFERRED =		6,607

Notes: (please also see notes related to each of the mineral resource summary tables below, for the Lost Creek Property and the Shirley Basin Project)

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
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

Lost Creek Property – Great Divide Basin, Wyoming

We acquired the Lost Creek Project area in 2005. Lost Creek is in the GDB, Wyoming. The permit area of the Lost Creek Project covers 4,254 acres (1,722 hectares), comprising 201 lode mining claims and one State of Wyoming mineral lease section. Regional access relies almost exclusively on existing public roads and highways. The local and regional transportation network consists of primary, secondary, local and unimproved roads. Direct access to Lost Creek is mainly on two crown-and-ditched gravel paved access roads to the processing plant. One road enters from the west from Sweetwater County Road 23N (Wamsutter-Crooks Gap Road); the other enters from the east off BLM controlled Sooner Road.

On a wider basis, from population centers, the Lost Creek property area is served by an Interstate Highway (Interstate 80), a US Highway (US 287), Wyoming state routes (SR 220 and 73 to Bairoil), local county roads, and BLM roads. The nearest airport to the Project is Casper-Natrona County International Airport located just north and west of Casper. Both Laramie and Rawlins have smaller regional airports.

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

The Lost Creek Property is located as shown here:

Production Operations

Following receipt of the final regulatory authorization in October 2012, we commenced construction at Lost Creek. Construction included the plant facility and office building, installation of all process equipment, installation of two access roads, additional power lines and drop lines, deep disposal wells, construction of two holding ponds, a multi-purpose warehouse facility, and drill shed building. In August 2013 we received operational approval from the NRC and commenced production operations. See also discussion of the operational methods used at Lost Creek, above, under “Business and Properties.”

All wells to support the originally planned 13 header houses (“HHs”) in Mine Unit 1 (“MU1”) have been completed and have operated, as have the first three HHs in Mine Unit 2 (“MU2”). The first HHs in MU2 have been producing since 2017. Since 2020 Q3 we have maintained reduced production operations at Lost Creek. During 2022, 325 pounds U3O8 were captured in the Lost Creek plant. We did not dry and package product during 2022.

The production at Lost Creek, for the past three years is set forth here:

	2022	2021	2020
Pounds U3O8 Captured	325	251	10,789

Lost Creek ISR Uranium Property S-K 1300 Report

An amended Initial Assessment Technical Report Summary on the Lost Creek Property ISR Uranium Sweetwater County, Wyoming (as amended, September 19, 2022) (the “Lost Creek Report”) provides the mineral resource estimates and preliminary economic analysis in respect of the Lost Creek Property. The Lost Creek Report was prepared by WWC Engineering.

The Lost Creek Report reflects the updated mineral resource estimates, production operations, and operational and development costs to December 31, 2021. The Lost Creek Report does not consider any data from the ongoing development and construction program in MU2 at Lost Creek, as the initial drill results from late 2021 Q4 had not been analyzed at the time of the report. The Lost Creek Report supersedes and replaces the last NI 43-101 preliminary economic analysis for the Lost Creek Property (as amended February 8, 2016).

For the Lost Creek Report to accurately reflect existing mineral resources, all mineral resources produced through December 31, 2021 (2.735 million pounds) were subtracted from earlier totals of Measured Resources at Lost Creek where recovery has occurred to date.

There is no material change in the mineral resource estimate on a year-over-year basis, as we have conducted no exploration drilling and we remain on reduced production operations. During 2022, 325 pounds U3O8 were captured at Lost Creek.

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

The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound U3O8 over the life of the Lost Creek Property, as discussed in the Lost Creek Report. The projected pricing for anticipated sales in the report ranges from $50.80 to $66.04 per pound U3O8. The sale price for the produced uranium is based on consensus using an annual average of the projections of long-term pricing made by expert market analysts. We now have two sales agreements which allow or require sales from production at Lost Creek and include sales prices at or above the described range of pricing utilized in the report’s economic analysis.

The Lost Creek Property includes six individual contiguous Projects: Lost Creek Project, LC East Project, LC West Project, LC North Project, LC South Project and EN Project. The fully licensed and operating Lost Creek Project is considered the core project while the others are collectively referred to as the Adjoining Projects in the Lost Creek Report. The Adjoining Projects were acquired by the Company as exploration targets to provide resources supplemental to those recognized at the Lost Creek Project. Most were initially viewed as stand-alone projects but expanded over time such that, collectively, they represent a contiguous block of land along with the Lost Creek Project.

The Main Mineral Trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The East Mineral Trend (the “EMT”) is a second mineral trend of significance, in addition to the MMT, identified by historic drilling on the lands forming LC East. Although geologically similar, it appears to be a separate, but closely related, trend from the MMT.

The Lost Creek Report mineral resource estimate includes drill data and analyses of approximately 3,400 historic and current holes and over 1.95 million feet of drilling at the Lost Creek Project alone. With the acquisition of the Lost Creek Project, we acquired logs and analyses representing approximately 360,000 feet of data. Since our acquisition of the project, 3,340 holes and wells have been drilled at Lost Creek. This figure now includes development drilling in 2022. Additionally, drilling from the Adjoining Projects, both historical and our drill programs, is included in the mineral resource estimate. This represents ~2,300 additional drill holes (1.3 million feet).

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

The State of Wyoming has developed a “core-area strategy” to help protect the sage grouse within certain core areas of the state. The Lost Creek Property is within a designated core area and is thus subject to work activity calendar restrictions pursuant to the core-area strategy. The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage grouse. The sage grouse timing restrictions relevant to ISR production and operational activities at Lost Creek are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. While our recently approved sage grouse adaptive management plan includes certain calendar restrictions on drilling and construction activities, there are no calendar restrictions on production and operational activities in pre-approved disturbed areas within our permit to mine, and the limitations in the sage grouse management plan will not affect our planned production profile.

The BLM also prepared and issued environmental impact statements for, and issued amendments to, Resource Management Plans (“RMPs”), related to the sage grouse, which have been amended from time to time.

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

In 2014, applications for amendments to the Lost Creek license were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of the LC East Project. The BLM issued its ROD authorizing the plan in 2019. The NRC participated in this review as a cooperating agency. In 2018, Wyoming assumed responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, oversees the licensing process for source material licenses as well as the operations of licensees in Wyoming. The URP has demonstrated that its integration into the overall WDEQ oversight of uranium recovery streamlines the process of licensing, offers greater consistency in authorizations and oversight, and results in reduced costs in the licensing phase. The URP issued a source material license for LC East in 2021. Also in 2021, we submitted our request for extension of our Lost Creek source material license; it is currently in timely review by URP.

A permit amendment requesting approval to mine at the LC East Project was also submitted to the WDEQ. Approval will include an aquifer exemption. The air quality permit for Lost Creek will be revised to account for additional surface disturbance. Certain of our earlier Sweetwater County approvals have been amended. Numerous well permits from the State Engineer’s Office will be required. It is anticipated that the remaining permit to mine amendment will be completed in 2023 H1.

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

Lost Creek Property
Sweetwater County,
Wyoming
LC North
LC East
LC West
Lost Creek
Plant Site
LC South
EN
26N 93W
25N 93W
26N 92W
25N 92W
26N 91W
25N 91W
24N 93W
24N 92W
24N 91W
N
0 0.5 1 2 3 4
Miles

The LC East Project (5,750 acres) was added to the Lost Creek Property in 2011-2012. We located additional unpatented lode mining claims in 2014. Our LC East Project, as discussed elsewhere in this annual report, now has a source material license and awaits only the WDEQ permit to mine before all major authorizations are in hand to recover uranium at the project. The Lost Creek Report recommends that we continue to progress all remaining permit amendments to allow for future uranium recovery.

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

Texasgulf acquired the western half of what is now the Lost Creek Project in 1976 through a joint venture with Climax and identified what is now referred to as the MMT. In 1978, Texasgulf optioned into a 50 percent interest in the adjoining Conoco ground to the east and continued drilling, fully identifying the MMT eastward to the current Project boundary; Texasgulf drilled approximately 412 exploration holes within what is now the Lost Creek Project. During this period Minerals Exploration Company (a subsidiary of Union Oil Company of California) drilled approximately eight exploration holes in what is currently the western portion of the Lost Creek Project. Texasgulf dropped the project in 1983 due to declining market conditions. The ground was subsequently picked up by Cherokee Exploration, Inc. which conducted no field activities.

In 1987, Power Nuclear Corporation (also known as PNC Exploration) acquired 100% interest in the project from Cherokee Exploration, Inc. PNC Exploration conducted a limited exploration program and geologic investigation, as well as an evaluation of previous in situ leach testing by Texasgulf. PNC Exploration drilled a total of 36 holes within the current Project area.

In 2000, New Frontiers Uranium, LLC acquired the property and database from PNC Exploration, but conducted no drilling or geologic studies. New Frontiers Uranium, LLC later transferred the Lost Creek Project-area property along with its other Wyoming properties to its successor NFU Wyoming. In 2005, Ur‑Energy USA purchased 100% ownership of NFU Wyoming.

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

We control approximately 3,536 acres of property interests in the general area of the project which is located in central southeast Wyoming, approximately 40 miles south of Casper. The project is accessed by travelling west from Casper, on Highway 220. After travelling 18 miles, turn south on Highway 487 and travel an additional 35 miles; the entrance to the Shirley Basin Project is to the east. The project is in an unpopulated area located in the northeastern portion of Carbon County, Wyoming. It is centered at approximately 42 degrees, 22 minutes north latitude and 106 degrees, 11 minutes west longitude, in T28N, R78W, within the 6th principal meridian.

The nearest airport to the project is Casper-Natrona County International Airport located just north and west of Casper, Wyoming. Both Laramie and Rawlins have smaller regional airports. The BNSF Railroad runs through Casper, and the Union Pacific railroad runs through Medicine Bow.

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

Water supply needs have been limited to drilling water and incidental use. Drilling needs have been supplied by one water well capable of producing over 25 gallons per minute (gpm). Several backup water wells are also present. Although none of the backup wells has been utilized to date, we have recently permitted one well (capable of production at approximately 50 gpm) to repurpose it temporarily for additional supply needs. The existing water wells can provide sufficient supply for domestic and other potential operational requirements. Additional new and appropriately sited water source wells may be considered for future needs. Water impounded in the reclaimed mine pits is suitable for use in drilling and other non-potable uses would be available pending construction of approach ramps.

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

Shirley Basin ISR Uranium Project S-K 1300 Report

In September 2022, we filed an amended Initial Assessment Technical Report Summary on Shirley Basin ISR Uranium Project, Carbon County Wyoming (as amended, September 19, 2022) (the “Shirley Basin Report”). The Shirley Basin Report was prepared by WWC Engineering.

Mineral resources at the Shirley Basin Project at the effective date of the Shirley Basin Report are materially unchanged and are as follows:

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

The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound for U3O8 over the life of the Shirley Basin Project, as discussed in the Shirley Basin Report. The projected pricing for anticipated sales ranges from $63.04 to $66.04 per pound U3O8. The sale price for the produced uranium is based on consensus using an annual average of the projections of long-term pricing made by expert market analysts. At this time, we have no sales agreements related specifically to production at Shirley Basin.

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

Each of the following described uranium exploration stage projects is 100% owned and controlled by our exploration and land holding company, NFU Wyoming, except the Lucky Mc project which is held by Pathfinder. Mineral resource estimations for the following projects pursuant to S-K 1300 have not been completed. Each of the uranium projects contains roll-front style uranium mineralization and appear to be amenable to ISR, pending further exploration and analysis at each. We have historical data on each of the properties, as well as drill data and/or other exploration data from our exploration work at several of the projects. Future exploration activities for the Wyoming uranium projects are anticipated to be further drilling, which would proceed pursuant to Drilling Notices obtained from the WDEQ and BLM. There is no ongoing production at any of these mineral projects. Because of the persistent downturn in the uranium market, we have maintained our focus on operations at Lost Creek and the permitting process and development of Shirley Basin, while deferring costs of exploration at other projects. As we ramp-up our production operations at Lost Creek, our financial priorities will remain with Lost Creek.

The map below provides the location of each of the additional projects in the GDB, Wyoming, including their proximity to the Lost Creek Property.

Arrow Project is an exploration stage uranium project (10 unpatented lode mining claims; approximately 190 acres) located in Sections 30-31, T26N, R94W (Sweetwater County, Wyoming).

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

Our exploration stage gold project, the Excel Project, is in west-central Nevada, and comprises 93 unpatented lode mining claims (~1,900 acres) in Sections 9, 10, 20-22, 26-29, T5N, R34E. The Excel Project is 100% held by NFU Wyoming. The project is located within the Excelsior Mountains, in Mineral County, Nevada. We have historical geologic data, as well as data obtained through early-stage field programs including rock sampling, geochemical soil sampling and drill programs, together with geophysical studies. Further drilling would require additional notice-level permits or plan of operations obtained from the BLM.

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

Unlike other commodities, uranium does not trade on an open market. Contracts are negotiated privately by buyers and sellers. In 2022, we secured new term agreements for sales of uranium at fixed pricing and other set delivery terms. The agreements call for deliveries beginning in 2023 and continuing through 2028, with deliveries of 600,000 pounds U3O8 annually beginning in 2024.

Uranium prices are published by two of the leading industry-recognized independent market consultants, UxC, LLC and TradeTech, LLC, who publish on their respective websites. The following information reflects an average of the per pound prices published by these two consulting groups for the end of the periods indicated:

End of Year:	2017	2018	2019	2020	2021	2022
Spot price (US$)	$23.75	$27.75	$24.93	$30.20	$42.05	$47.68
LT price (US$)	$31.00	$32.00	$32.50	$35.00	$42.75	$52.00

End of Month:	09/30/22	10/31/22	11/30/22	12/31/22	01/31/23	02/28/23
Spot price (US$)	$48.38	$52.28	$49.88	$47.68	$50.63	$50.93
LT price (US$)	$51.00	$51.00	$52.00	$52.00	$52.50	$53.00

The long-term price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 36 months), and quantity flexibility (up to ±10%) considerations.

Strong competition in the uranium industry is also felt in the pursuit of qualified personnel and contractors, drill companies and equipment, and other equipment and materials. As the industry is revitalized through changes in market pricing, establishment of a longer-term national uranium reserve or other fundamental changes in the uranium market, this type of competition for expertise, staffing and equipment is anticipated to become more serious. Additionally, in Wyoming, competition for qualified labor inter-industry will become more challenging if oil prices remain high and other renewable energy projects maintain or increase staffing levels.

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

Mineral exploration and development activities, as well as our uranium recovery operations, are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Mineral exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Mineral recovery operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. The posting of a performance bond and the costs associated with our permitting and licensing activities requires a substantial budget and ongoing cash commitments. In addition to pursuing ongoing permitting and licensure for new projects and additions to our existing Lost Creek Project, these expenditures include ongoing monitoring (e.g., wildlife, groundwater and effluent monitoring) and other activities to ensure regulatory and legal compliance, as well as compliance with our permits and licenses. Costs for these activities may increase and we may be required to increase compliance activities in the future, which might further affect our ability to expand or maintain our operations.

Our mineral projects are subject to the General Mining Law, as amended, and myriad related regulatory programs. Over several decades, numerous attempts have been made to amend the General Mining Law which authorizes and governs mining on federal lands. Various recent proposals have included the addition of royalty payments, changes to tribal consultation, addition of a reclamation fee, addition of a tax on displaced material and other actions which may have a material impact on in situ mining operations on federal lands. Each attempt to significantly amend the General Mining Law has failed. We anticipate attempts to amend the law will recur.

The Lost Creek Project, which is primarily on federal lands, operates under a Plan of Operations approved by the BLM as prescribed by law. The Shirley Basin Project also has an approved Plan of Operations because a portion of the project is on federal lands. Previous draft amendments to the General Mining Law included provisions ‘grandfathering’ existing permitted operations from certain new restrictions, taxes, or fees, but it is unknown if future proposals will contain similar exceptions.

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

While the NEPA regulations were extensively revised and modernized in 2020 (the “2020 Rules”) in generally positive and pragmatic ways, they are the subject of several legal challenges as well as new, phased amendment to the 2020 Rules. In 2022, the Council on Environmental Quality (“CEQ”) issued the Phase 1 Final Rule. The intent of the phased revisions is to generally restore regulatory provisions that were in effect prior to the 2020 Rules. CEQ also issued an Interim Final Rule in 2021 which delays the deadline for federal agencies to develop their NEPA implementing procedure for the 2020 Rules.

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

State of Wyoming

As discussed elsewhere in this annual report, we are regulated by multiple divisions of the State of Wyoming Department of Environmental Quality (LQD, WQD, AQD and URP), the State Engineer’s Office and other State agencies. As a State program with delegated authority of the NRC, the URP will adopt future regulations and rulemakings of the NRC on a time-to-time basis. On December 16, 2019, NRC staff issued SECY‑19‑0123 Regulatory Options for Uranium In Situ Recovery Facilities which provided recommendations to the NRC Commissioners on how to regulate the in situ uranium mining industry. Following review, the NRC Commissioners instructed staff to begin a narrowly focused rulemaking for in situ milling. NRC staff, in close consultation with agreement state programs, including Wyoming’s, drafted a rule for Commission review and, thereafter, public comment. Once promulgated, all agreement state programs which regulate uranium milling will be required to adopt the final rule. The timing of the final rule is unknown but is expected within the next one to two years.  The rulemaking is expected to be narrow in scope and consistent with current practices and is therefore not expected to have a material effect on our operations.

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, affect minerals exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of hazardous wastes and on the disposal of non-hazardous wastes. Under the auspices of the U.S. Environmental Protection Agency (the “EPA”), the individual states administer some or all the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements.

Underground Injection Control (“UIC”) Permits

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the SDWA allows for the UIC permits issued by states to satisfy the UIC permit required under the SDWA under two conditions. First, the state’s program must have been granted primacy, as is the case in Wyoming. Second, the EPA must have granted, upon request by the state, an aquifer exemption. The EPA may delay or decline to process the state’s application if the EPA questions the state’s jurisdiction over the mine site. From time to time, EPA has promulgated rulemaking processes to expand and/or clarify its jurisdiction and the rules under which the UIC and other programs operate; while no such rulemaking is currently in process, there may be additional such rulemakings at any time.

CERCLA

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released, and for natural resource damages.

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

Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including mineral processing wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties, and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA and the State of Wyoming have promulgated regulations that require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Our Employees

At December 31, 2022, Ur-Energy USA had ten regular full-time employees, in its Littleton, Colorado office (five) and Wyoming offices (five). Additionally, Ur-Energy USA has four part-time employees. At that date, Lost Creek ISR, LLC employed 26 people on a full-time regular basis at the Lost Creek Project near Wamsutter, Wyoming. None of our other subsidiaries had employees in 2022. Ur-Energy Inc. had no employees during 2022.

The foregoing employment figures follow several reductions in force implemented in recent years. We reduced our staff and management levels since 2016, due to reduced and controlled production operational levels at Lost Creek resulting from persistently challenged uranium market conditions and the need to optimize operational costs. Through those reductions in force, we focused on retaining our most experienced staff with diverse skill sets who will be best able to maintain safe, compliant operations in the short term and assist us to ramp up to full production operations when conditions warrant. Beginning in 2021 Q4, and proceeding through 2022, we initiated hiring of staff primarily for the construction and development program at Lost Creek. Since year-end 2022, following the decision to ramp-up production at Lost Creek, we continue to recruit and hire operational, construction and support staff.

Throughout the time of reduced operations, extensive cross-training was completed at Lost Creek, which has generally facilitated better, safer operations. Importantly, the additional cross-training of our already experienced staff should enable a smoother transition to full production operations with more knowledgeable trainers of new hires.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1300, Ottawa, Ontario K1P 6L5. Our U.S. corporate headquarters is located at 10758 West Centennial Road, Suite 200, Littleton, Colorado 80127. We maintain a corporate and operations office at 1478 Willer Drive, Casper, Wyoming 82604. Lost Creek operational offices are located at 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336.

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

Risk Factors Related to the Uranium Markets and Nuclear Fuel Cycle Industries

Largely unrestricted imports from state-owned enterprises challenge the U.S. uranium industry.

While spot market pricing has been affected positively by various developments since 2020, term contracting by domestic and Western purchasers remains at prices which do not incentivize a return to full production by many uranium recovery facilities. Overall, the global uranium market continues to be characterized by production levels and sales priced in and for countries such as Russia, Kazakhstan and Uzbekistan which continue to adversely affect the U.S. uranium production industry. China continues to expand its role in the global uranium mining markets and in the rest of the nuclear fuel cycle. Additionally, the extent of foreign inventories in some instances is uncertain. If U.S. imports from government-subsidized production sites continue unchecked, without other relief, there could be a significant continuing negative impact to the uranium market which could adversely impact the Company’s future profitability.

Although the U.S. Department of Energy (“DOE”) established the national uranium reserve program, it appears that DOE’s 2022 purchase awards completed a one-time purchase program. Although envisioned by U.S. Nuclear Fuel Working Group and Congress as a multi-year program, there remains great uncertainty whether DOE will continue with additional contract awards and/or whether there will be appropriations to sustain the program.

We have entered into term sales contracts for a portion of our Lost Creek production but may be unable to enter into additional term sales contracts in the future on suitable terms and conditions.

While we have secured term sales contracts for the sale of 600,000 pounds U3O8 annually beginning in 2024 and continuing through 2028, there is no certainty that we will be able enter additional term sales agreements at suitable pricing and other terms to support longer-term production at Lost Creek and/or the construction of Shirley Basin. The failure to complete additional term sales contracts on suitable terms may further delay decisions to maximize production at Lost Creek and to construct and begin operations at our Shirley Basin Project and could otherwise adversely impact our operations and resulting cash flows and income.

The uranium market is volatile and has limited customers.

The price of uranium is volatile, has experienced and may continue to experience significant price movements over short periods of time. Spot pricing has reached lows at or below $20 per pound U3O8 in recent years; while some improvement in pricing has been seen, spot pricing in the past two years continues to demonstrate this volatility: at December 31, 2020, the price of U3O8 was $30.20 per pound and at December 31, 2022, the price was $47.68 per pound U3O8. Factors beyond our control affect the market, including demand for nuclear power; changes in public acceptance of nuclear energy; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; changes in governmental regulations; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved production methods; the future viability and acceptance of small modular reactors or micro-reactors and the related fuel requirements for this new technology; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste; and global economics, including currency exchange rates, interest rates and expectations of inflation. Any future accidents, or threats of or incidents of war, civil unrest or terrorism, at nuclear facilities are likely to also impact the conditions of uranium mining and the use and acceptance of nuclear energy. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties, cannot accurately be predicted.

The uranium industry is highly competitive and nuclear energy competes with other energy sources.

The national and international uranium industry is small and highly competitive. Our activities are directed toward the exploration for, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures we made will result in discoveries of commercial quantities of uranium production. There is aggressive competition within the uranium mining industry for the discovery, acquisition and development of properties considered to have commercial potential. We compete with other companies for the opportunity to participate in promising projects, many of which competing entities have greater financial resources than we have and/or are state-sponsored entities. Similarly, we market our product to a limited number of purchasers in competition with supplies from a very limited number of competitors, most of whom currently are state-sponsored operations producing at lower, subsidized costs.

Nuclear energy competes with other sources of energy, including natural gas, oil, coal, hydroelectricity and renewable energy sources. These other energy sources are to some extent interchangeable with nuclear energy, and their relative availability and cost may result in lower demand for uranium concentrate and uranium conversion services. Technical advances in and government support and subsidies for renewable energy sources could make these forms of energy more viable and have a greater impact on nuclear fuel demands. Further, the growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, geopolitical, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power, whether through increased regulation or otherwise.

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

Our future business prospects are tied to the electrical utility industry in the U.S. and worldwide. Continuing fundamental changes in the utility industry, particularly in the U.S. and Europe, are expected to affect the market for nuclear and other fuels for years to come and may result in a wide range of outcomes including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of nuclear technology as a means of generating electricity. Unique political and public perception factors impact the nuclear fuel cycle industries, including uranium miners. Some government entities and non-governmental organizations continue to aggressively oppose certain mining activities including specifically uranium recovery. These actions may affect our operations even if the opposition is directed at entities or projects unrelated to our Company. Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry. Following the events of March 2011 in Fukushima Japan, worldwide reaction called into question the public’s confidence in nuclear energy and technology, the impacts of which continue in many countries a decade later. Additionally, media coverage about uranium production and nuclear energy may be inaccurate or non-objective and further negatively impact public perception of our industry.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities increasingly expensive, and may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation continue to evolve in ways which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, increased reclamation obligations and attendant costs (and costs of bonding), and a heightened degree of responsibility for companies and their officers, directors and employees. Various regulatory actions related to the protection of the greater sage grouse, for example, are ongoing. Recurring consideration of additional EPA rulemakings, CERCLA revisions and other changes and further restrictions, including within the regulations promulgated pursuant to the General Mining Law, could have significant impact on our projects. Moreover, compliance with environmental quality requirements, reclamation laws and other restrictions imposed by federal, state and local authorities may require significant capital outlays and consume additional staff and management time, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties, and mining and energy production activities have occurred on or near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential liability may exist under federal or state remediation statutes for which we may be inadequately bonded or insured.

Risk Factors Related to our Mining Operations

Our mining operations involve significant hazards, a high degree of risk and the possibility of uninsured losses.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where production activities commenced in 2013. Our operations at Lost Creek, which is a remote site in south-central Wyoming, and at other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during adverse winter weather and road conditions. Additionally, these operations are subject to perceived risks, as well as all the hazards and risks, normally encountered in the production of uranium by in situ methods of recovery, such as water management and treatment, including wastewater disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and availability of parts, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, and natural disaster (e.g., fire, tornado), any of which could result in damage to, or destruction of, production facilities, damage to life or property, environmental damage and possible legal liability. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under SEC Subpart 1300 of Regulation S-K (“S‑K 1300”) or Canadian National Instrument 43-101 (“NI 43-101”). See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only. We have established the existence of uranium resources for certain uranium projects, including at the Lost Creek Property. We have not established proven or probable reserves, as defined under S-K 1300 or NI 43-101, through the completion of a feasibility study, for any of our uranium projects, including the Lost Creek Property. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan to utilize ISR methods, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that we have produced U3O8 at the Lost Creek Project since 2013, there is an increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

There are numerous uncertainties inherent in estimating quantities of mineral resources, including many factors beyond our control, and no assurance can be given that the recovery of mineral resources, or even estimated mineral reserves, will be realized. In general, estimates of mineral resources are based upon several factors and assumptions made as of the date on which the estimates were determined, including (i) geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies; (ii) the judgment of the geologists, engineers and other professionals preparing the estimate; (iii) estimates of future uranium prices and operating costs; (iv) the quality and quantity of available data and the interpretation of that data; and (v) the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

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

Although we have obtained title opinions with respect to certain of our properties, there is no guarantee that title to any of our properties will not be challenged or impugned. Third parties may have valid claims underlying portions of our interests. Our mineral properties in the U.S. consist of leases covering state lands, unpatented mining claims and millsite claims, and patented mining claims and lands. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals. We are allowed to use the surface of the public lands solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory requirements. Certain of the changes which have been proposed in recent years to amend or replace the General Mining Law, could also have an impact on the rights we currently have in our patented and unpatented mining and millsite claims. Similarly, we believe that we have necessary rights to surface use and access in areas for which we have mineral rights other than pursuant to a federal unpatented mining claim. Those rights may also be challenged, resulting in delay or additional cost to assert and confirm our rights. We have taken or will take appropriate curative measures to ensure proper title to our mineral properties and rights in surface use or access, where necessary and where possible. Additionally, our state leases have fixed terms and, while renewals have historically been granted upon timely application, there is no certainty there will not be changes to rights granted and/or the state lands procedures, either of which could negatively affect our mineral projects.

Our mining operations are subject to numerous environmental laws, regulations and permitting requirements and bonding requirements that can delay production and adversely affect operating and development costs.

Our business is subject to extensive federal, state and local laws governing all stages of exploration, development and operations at our mineral properties, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, endangered species protections, and other matters. Exploration, development, and production operations are also subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, particularly with respect to uranium recovery, to monitor the discharge of wastewater and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation. Many of these laws and regulations have tended to become more stringent over time, which appears will continue to be the trend in coming years. Any change in such laws could have a material adverse effect on our financial condition, cash flow or results of operations. There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. Further, there is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted.

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

Members of the U.S. Congress have repeatedly introduced bills which would materially amend or replace the provisions of the General Mining Law. Such bills have proposed, among other things, to (i) significantly alter the laws and regulations relating to uranium mineral development and recovery from patented or unpatented mining claims; (ii) impose a federal royalty on production from unpatented mining claims and/or impose other taxes or additional fees on the use or occupancy of federal lands; (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life; (iv) convert in part or in whole the existing land holdings program, requiring unpatented mining claims to be taken to lease in a new program under certain circumstances and imposing other circumstances in which the unpatented mining claim would have to be abandoned; (v) limit the mineral property holdings of any single person or company under various stages from prospecting through operations; (vi) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vii) allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. mining laws; (viii) eliminate or greatly limit the right to a mineral patent; and (ix) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented.

If enacted, such legislation could, among other effects, change the cost of holding unpatented mining claims or leases or the duration for which the claims or leases could be held without development, and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict what any legislated royalties might be, implementation could adversely affect the potential for development of mineral properties, as well as the economics of existing operating mines. Passage of such legislation could adversely affect our financial performance, including that proposals imposing a royalty or otherwise impacting holding and operational costs of mining claims, if passed, could render mineral projects or existing mines uneconomic. Although certain of the proposed amendments have included provisions to ‘grandfather’ permitted projects, there is no assurance that any new legislation will necessarily contain such provisions or that such legislation will not otherwise have a significant financial impact on our operations and business.

Additionally, there continue to be proposals for withdrawal of federal lands for the purposes of mineral location and development. No proposal to date directly affects the areas of Wyoming and Nevada in which we have land holdings; however, such actions could have an adverse effect on our financial performance if they are broadened in scope to directly affect the areas in which we have properties. The reasons for withdrawals have also been broadened in certain legislative proposals.

We depend on services of our management, and key personnel, contractors and service providers, and the timely availability of such individuals and providers cannot be assured during ramp-up or into the future.

Successful implementation of our business plan and operations is dependent upon our management team and experienced staff, some of whom are approaching retirement age. From time to time, we may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel. Currently, we are in the process of hiring employees as we ramp-up Lost Creek operations and we will need to hire additional staff as we develop and construct the Shirley Basin Project. Timely availability of staffing and retention of contractors cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees and contractors, including where we compete with higher paying energy jobs, and because of the remote locations for which employees and contractors are needed. As well, the skilled professionals with expertise in geologic, engineering and process aspects of uranium in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few professionals with both expertise and experience. The sustained downturn of the uranium production industry in the past several years makes these challenges even more pronounced. Even with return to higher levels of production operations, we will be dependent on the continued service of a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

The SEC’s adoption of S-K 1300 results in changes to our technical reports and will continue to result in increased compliance costs and uncertainty of interpretation.

S-K 1300 requires us to disclose specific information related to our material mining operations, including concerning our reported mineral resources at Lost Creek and Shirley Basin in existing NI 43-101 technical reports. We conformed our technical reports to comply with both S-K 1300 and NI 43-101, which results in revisions to certain aspects of our prior reports and adds to our compliance costs. Disclosures under S-K 1300 continue to be subject to largely unknown interpretations. We are unable to predict the nature of any future enforcement, interpretation, or application of S-K 1300 by the SEC. Any additional revisions to, or interpretations of, S-K 1300 could also result in additional time and possibly unforeseen compliance costs.

Our results of exploration and ultimate production are highly uncertain.

The exploration for, and development of, mineral deposits involve significant risks which a combination of careful evaluation, experience and knowledge may not eliminate. Few properties which are explored are ultimately developed into producing mines, and for those which are developed, there may be longer timelines, delays and greater than estimated costs to advance to production. Major expenses may be required to establish mineral resources or reserves, to develop metallurgical processes and to construct mining and processing facilities at a site. It is impossible to ensure that our current exploration and development programs will result in profitable commercial operations; this is true for our Excel gold project as well as our uranium properties.

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

Our proprietary data, technology and intellectual property may be compromised or lost, which could result in decreased competitive advantage and/or loss to the value of such assets.

With the ever-increasing reliance on technology throughout our operations, including developments of proprietary technology and intellectual property by the Company and/or it consultants, risks of theft, appropriation or other loss of such technology and assets and/or our proprietary data pose a risk to our competitive advantage and business and financial results. We take what we believe to be reasonable steps to protect these proprietary technologies and intellectual property, including contractually and by efforts to obtain patents or trade rights where possible. but there can be no assurance that all such measures will be sufficient or successful.

Climate change and climate change legislation or regulations could impact our operations.

Although we play an important role in addressing climate change with our production of uranium to fuel carbon-free nuclear power, we, too, may be subject to risks associated with climate change which could harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions may have a potentially serious impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, or alter the supply of electricity to our Lost Creek Property. Impacts of such events may affect worker productivity at our projects. Should any impacts of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

As an ISR uranium producer, we maintain a comparatively light environmental footprint. Nonetheless, certain environmental impacts are inevitable from all mineral exploration and development. U.S., Canadian, and other international legislative and regulatory action intended to ensure the protection of the environment are continually changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Transitioning our business to meet regulatory, societal and investor expectations may cause us to incur lower economic returns than originally estimated for new projects and development plans of existing operations. While we continue to monitor and assess all new policies, legislation and regulations regarding such matters, we currently believe that the impact of any such legislation on our business is unlikely to be material. We cannot, however, assure that our efforts to mitigate the impact of such laws or regulations will be successful and/or without significant attendant costs.

Risks Factors Related to our Financial Circumstances

The uranium mining industry is capital intensive, and we may be unable to raise necessary additional funding.

Additional funds will be required for working capital and exploration and development activities at our properties including Lost Creek and the adjoining projects at the Lost Creek Property, as well as the development of our Shirley Basin Project. Potential sources of future funds available to us, in addition to the proceeds from sales of current inventory and future production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets. Continued volatility in the equity markets, particularly the commodities and energy markets, as well as current interest rates, may increase the costs attendant to either equity or debt financing. There is no assurance that such funding will be available to us to renew full production operations or to fund continued development or future exploration. Further, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies.

Our State Bond Loan, under which we currently owe approximately $11.1 million in principal, includes restrictive covenants that, among other things, limit our ability to sell the assets securing our indebtedness (which include our Lost Creek Project and related assets).

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

We prepare estimates of annual and future production, the attendant production and operational costs and required working capital for such levels of production, but there is no assurance that we will achieve those estimates. These types of estimates are inherently uncertain and may change materially over time. Operational cost estimates are affected by changes in production levels and may be affected by current inflation and cost-of-goods due to supply chain issues as well as the possible need to utilize a greater level of contractor services if required staffing is unavailable or cannot timely be hired and trained. Availability and consistent pricing of materials necessary in the installation of wells, surface production equipment, associated infrastructure, chemicals for processing and, expendable materials related to operations, can be variable depending on economic conditions locally and worldwide and may force changes in operations and timing of resource production. Under current supply chain circumstances, this is particularly true. In addition, we rely on certain contractors related to the installation of wells and technical services associated with that installation. Their availability or cost of service can change depending on other local market conditions and may therefore affect the installation and production rates of mining.

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

The market price of our common shares has experienced and may continue to experience substantial volatility that is unrelated to the Company’s financial condition or operations. The trading price of our common shares may also be significantly affected by short-term changes in the price of uranium. The market price of the Company’s securities is affected by many other variables which may be unrelated to our success and are, therefore, not within our control. These include other developments that affect the market for all resource sector-related securities, the breadth of the public market for the shares and the attractiveness of alternative investments; market reaction to the estimated fair value of our portfolio; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common shares by existing shareholders. The effect of these and other factors on the market price of the common shares is expected to make the price of the common shares volatile in the future, which may result in losses to investors.

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

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2022, and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our common shares. Gain realized upon a disposition of our common shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges. Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

A U.S. shareholder may make a timely “qualified electing fund” election (“QEF election”) or a “mark-to-market” election with respect to our common shares to mitigate the adverse tax rules that apply to PFICs, but these elections may accelerate the recognition of taxable income and may result in the recognition of ordinary income. To be timely, a QEF election generally must be made for the first year in the U.S. shareholder’s holding period in which Ur-Energy is a PFIC. A U.S. shareholder may make a QEF election only if the U.S. shareholder receives certain information (known as a “PFIC annual information statement”) from us annually. A U.S. shareholder may make a QEF election with respect to a lower-tier PFIC only if it receives a PFIC annual information statement with respect to the lower tier PFIC. The mark-to-market election is available only if our common shares are considered regularly traded on a qualifying exchange, which we cannot assure will be the case for years in which it may be a PFIC. The mark-to-market election is not available for a lower-tier PFIC.

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

General Risk Factors

Certain of the impacts to the economy and supply chain resulting from the COVID pandemic and resulting global recovery are likely to continue for much of 2023, and other impacts to the health of our staff remain uncertain.

The COVID pandemic has had a significant negative impact generally on the global economy and commodity and equity markets, and the outlook remains uncertain with variants of the virus evolving and continuing to affect many parts of the world. While many of the direct impacts to our business arising from our employees, regulators and suppliers being unable to conduct routine operations due to illness or exposure to COVID have decreased, direct and indirect effects of the pandemic may continue to be experienced. The ongoing impacts to supply chain and available labor and contractors may continue to pose risk to our operations, particularly as we ramp up production operations at Lost Creek and if a decision is made to construct and operate Shirley Basin.

We are a highly regulated industry and while the regulators are available to address operational impacts from illness, governmental restrictions and other effects, it remains uncertain whether all impacts can be timely addressed with our operations and with the regulators. We are and will remain fully engaged with our employees in our efforts to protect their health and safety.

To the extent the COVID pandemic may adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described throughout this Item 1A, such as timely and economically available labor and supplies, and those relating to our ability to access additional capital, which could negatively affect our business. It continues to be difficult to estimate the continuing or future effects of the pandemic on our business.

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

Additionally, we utilize a bonding surety program for our regulatory, reclamation and restoration obligations at Lost Creek and Shirley Basin. Availability of and terms for such surety arrangements may change in the future, resulting in adverse effects to our financial condition. Also, we have contractual arrangements with the licensed uranium conversion facility for weighing and storage of our product inventory. Possible loss of or damage to our inventory may not be fully covered by our agreements, indemnification obligations or insurance. And, with relation to the conversion facility, the storage arrangements may not be extended indefinitely, creating greater costs or other impact to our product inventory. Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with the conversion facility.

We are subject to risks associated with litigation, governmental or regulatory investigations or challenges, and other legal proceedings.

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation, arbitration, or other proceedings. Additionally, it is possible that the Company may become involved directly or indirectly in legal proceedings, in the form of governmental or regulatory investigations, administrative proceedings or litigation, arising from challenges to regulatory actions. Such investigations, administrative proceedings and litigation related to regulatory matters may delay or halt exploration or development of our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, results of operations or our property development.

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risk associated with implementation and integration.

We depend upon information technology systems in a variety of ways throughout our operations. While we have not experienced any material incident, any significant breakdown of those systems, whether through virus, cyber-attack, security breach, theft, or other destruction, invasion or interruption, or unauthorized access to our systems, by employees, others with authorized access to our systems or unauthorized persons, could negatively impact our business and operations. These threats are increasing in number and severity and broadening in type of risk, including most recently with the Russian declaration of war against the Ukraine and cyber attacks ongoing in that context, which may broaden. To the extent that such invasion, cyber-attack or similar security breach results in disruption to our operations, loss or disclosure of, or damage to, our data and particularly our confidential or proprietary information, our reputation, business, results of operations and financial condition could be materially adversely affected. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we potentially could be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. Our systems, internal controls and insurance for protecting against such cyber security risks may be insufficient and it is increasingly difficult to fully mitigate against these threats as they are ever changing. Additionally, we assess possible threats to our third-party providers when they may be provided confidential and proprietary information to complete work in our behalf. While we seek assurances from those parties that they will maintain such confidential and proprietary information in confidence, including by virtue of having systems and processes in place to protect such data, those service providers may also be subject to data compromise. Any compromise of our confidential data or that of our customers, suppliers, employees or others with whom we do business, whether in our possession or that of our service providers, could substantially disrupt our operations, harm our customers, suppliers, employees and others with whom we do business, damage our reputation, violate applicable law, subject us to potentially significant cost and liabilities which could be material. Although to date we have experienced no such attack resulting in material losses, we may suffer such losses at any time in the future. We may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate, restore or remediate any information technology security vulnerabilities.

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

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisition would be accompanied by risks, including a significant change in commodity prices after we commit to complete a transaction and establish the purchase price or share exchange ratio; a material mineral deposit may prove to be below expectations; difficulty integrating and assimilating the operations and personnel of an acquired company, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be able to conclude any acquisition successfully, or that we would be successful in overcoming these risks or other problems encountered in connection with such an acquisition.

The war in Ukraine continues to have implications to the global economy, energy supplies, and the impact to the uranium and nuclear fuel market remains uncertain but may prove to negatively impact our operations.

The short and long-term implications of Russia’s invasion of Ukraine remain difficult to predict. The war may result in impacts to the nuclear fuel industries and uranium producers, through the imposition of additional sanctions and counter sanctions. The war is likely to continue to have an adverse effect on energy and economic markets generally. Because of the vast reliance by the U.S. and other nations on uranium exported from Russia and Russian-controlled or influenced sources including Kazakhstan and Uzbekistan, an even greater impact related to global supply and pricing of uranium may result. While in the shorter-term such a reordering of global supply may result in higher uranium prices, the long-term impact on the global demand for uranium remains uncertain and may be negative.

To the extent the war in Ukraine may adversely affect our business as discussed, it may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cyber-security, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business. Because of the highly uncertain and dynamic nature of the war and related geopolitics, it remains difficult to estimate the impact of the Ukraine war on our business.

China

In light of continuing and increased tension in the relations between U.S. and China, it is difficult to assess and predict the impact that further developments may have, including sanctions, further supply disruption and increased prices of materials, and cyber-security threats. While we do not currently purchase goods and materials directly from China for our Lost Creek operations and ramp up, our suppliers of electronics and instrumentation components may purchase necessary materials from China, and/or our suppliers and we may be indirectly affected if the market for Chinese products is further disrupted by sanctions, countersanctions or other events. Additionally, if a decision is made to construct and develop Shirley Basin, the direct or indirect exposure to these market uncertainties may be greater or more direct.

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

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of March 1, 2023, we had 264,726,804 Common Shares issued and outstanding; no preferred shares are issued and outstanding. We estimate that we have approximately 7,825 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

Our Class A Preference Shares are issuable by the Board in one or more series and the Board has the right and obligation to fix the number of shares in, and determine the designation, rights, privileges, restrictions and conditions attaching to the shares of, each series. The rights of the holders of Common Shares will be subject to, and may be adversely affected by, the rights of the holders of any Class A Preference Shares that may be issued in the future. The Class A Preference Shares, may, at the discretion of the Board, be entitled to a preference over the Common Shares and any other shares ranking junior to the Class A Preference Shares with respect to the payment of dividends and distribution of assets in the event of liquidation, dissolution or winding up.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2022 and 2021, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2022.

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

Industry and Market Update

The increased support for nuclear energy experienced over the past several years has been sustained as more governments understand it is a critical energy source to successfully address climate change. Growing numbers of countries are making commitments to net-zero emissions, including on more accelerated schedules than previously targeted. In the process, many nations, environmental groups and large companies are endorsing nuclear energy to meet such objectives, recognizing the safety, reliability, and economic advantages nuclear power presents. Supply-demand fundamentals also continue to strengthen with the supply gap widening as secondary inventories decline while projections are for sustained growth of nuclear power through traditional uses and the construction of advanced reactors of various types. Additionally, projections for sustained growth of nuclear power globally in coming years has incentivized investment in the fuel cycle industries, through legislative programs and private and industrial capital.

In the U.S., in late 2020, Congress approved the appropriation of $75 million for the establishment of a new national uranium reserve through which the Department of Energy (“DOE”), National Nuclear Security Administration (“NNSA”) was directed to purchase domestically produced uranium. In June 2022, NNSA issued a solicitation for proposals to purchase from uranium producers qualified under the solicitation up to one million pounds U3O8. We were awarded a contract to supply 100,000 pounds of U3O8 at a price of $64.47 per pound. Several other U.S. uranium companies and the sole U.S. uranium convertor were also awarded contracts. Although the initial funding authorization and bid process were for one-time purchases, Congress is actively considering additional legislation and funding to support the domestic nuclear fuel cycle.

The Biden Administration continues to prioritize climate change initiatives and its senior leaders, including DOE Secretary Granholm, have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which will support nuclear energy and the nuclear fuel cycle industries. We continue to see signs of increased bipartisan support for nuclear energy in Washington, including the passage of the Infrastructure Investment and Jobs Act (November 2021) which is designed to prevent the premature closure of nuclear power plants and extend the life of others. In addition, under the Inflation Reduction Act, a number of tax credits were authorized that further subsidize nuclear generated power and hydrogen production to put it on a level playing field with renewables. In response to the Inflation Reduction Act, several nuclear utilities are advancing efforts to renew licenses for extended periods, uprate power output, and adjust refueling cycles to minimize down time. Each of these activities will increase the demand for uranium over time.

Proposed U.S. legislation this year includes efforts to further restrict or preclude imports from Russia; and establishment of an Executive Office for Nuclear Energy Policy to promote engagement with ally and partner nations to develop a civil nuclear export strategy and offset China and Russia’s growing influence on international nuclear energy development. Most recently, Senators Manchin, Risch and Barrasso attached a provision to the National Defense Authorization Act (“NDAA”) that proposes expansion of the Uranium Reserve Program. While this legislation did not proceed to either the NDAA or the Omnibus Bill as passed, efforts are ongoing to ban uranium imports from China and Russia, as well as to provide funding for HALEU that would include major support for domestic uranium production.

Globally, several countries including China, Japan, France, Germany and England are ramping up power plant construction, reactor life extensions and/or research activities. As a result of these and other developments in the U.S. and abroad, uranium price increases have been largely sustained over the past year. Spot market prices continue to experience volatility, but through 2022 per-pound prices continued in the upper $40s and $50s. While generally more stable than spot market prices, earlier increases to term pricing have been sustained. The Sprott Physical Uranium Trust continues to periodically put pressure on the spot price when it is a purchaser of additional inventory as permitted by its mandate.

The short- and long-term worldwide implications of the Russian invasion of Ukraine remain difficult to predict as the war continues. In addition to the adverse economic and other effects felt beyond the borders of Ukraine, the war may result in impacts felt more directly by the nuclear fuel industries and uranium producers specifically. The imposition of sanctions on Russia by the U.S. and other countries has resulted in counter measures by Russia and may result in additional counter sanctions including the possible termination of exports of enriched uranium from Russia to the U.S. Most importantly, the ongoing conflict has drawn attention to the West’s dependence on Russian conversion and enrichment. The immediate consequence has been a shift from underfeeding to overfeeding by enrichers that has resulted in an approximate 20-24 million pound annual increase in spot U3O8 demand. It has also become apparent that Western utilities are committed to reducing their reliance on Russian nuclear fuel supply over the long term which has very positive implications for the U.S. uranium production industry.

Logistics of shipping uranium from both Kazakhstan and Russia have been challenged by a lack of ocean carriers and insurance. Delays in shipment from Russia are being experienced in early 2023. Kazakhstan is also experiencing difficulties moving uranium through Russia and the port at St. Petersburg and has started testing the Trans-Caspian International Route as an alternative. Transportation issues have created uncertainty that Western utilities are said to becoming increasingly uncomfortable with and is leading many to seek security and certainty through diversity in their supply contracts.

2022 Developments

Status of Lost Creek Operations

Due to persistent low uranium prices, we continued to limit our production operations during 2022, capturing 325 pounds of U3O8 at our Lost Creek plant. Our last sale of produced inventory was in 2019 Q2. All sales made in 2020 were of purchased inventory. We made no sales of U3O8 in 2021 or in 2022.

In 2022 H2, we secured sales agreements for deliveries of U3O8 beginning in 2023 and continuing through 2028. In December 2022, we announced the Company’s decision to immediately ramp up production at Lost Creek to levels sufficient to deliver into sales commitments totaling 600,000 pounds U3O8 annually beginning in 2024.

Lost Creek Property – Great Divide Basin, Wyoming

Lost Creek Operations

Since commencement of operations in 2013, we have captured approximately 2.735 million pounds of U3O8 at Lost Creek through December 31, 2022. Following our reduction in production operations in 2020 Q3, we maintained controlled, reduced level production operations throughout 2022. The reduced operations have allowed us to sustain operating cost reductions at Lost Creek, while conducting preventative maintenance and optimizing processes in preparation for ramp up to full production rates. During 2022, we captured 325 pounds of U3O8 at our Lost Creek plant. We made no sales of U3O8 in 2022.

Our construction and development programs in the second mine unit (MU2) continued throughout 2022. Development of the fourth header house in MU2 (HH 2‑4) progressed substantially with all wells installed. Surface construction is ongoing. Additionally, we are installing wells related to the fifth header house (HH 2‑5) and have ordered all necessary equipment to construct and equip the header house. Long-lead items for the sixth and seventh header houses in MU2 have been ordered. We completed the planned delineation drill program to assist with wellfield design of HHs 2-5 through 2-9. Together with our optimization of plant processes, these wellfield programs have significantly facilitated our 2023 return to production.

The Wyoming winter of 2022-2023 has been particularly harsh, impeding certain of our planned construction activities at Lost Creek. Notwithstanding, because we implemented an advanced development program in late 2021 to enhance our ability to quickly return to production when our ramp-up decision occurred, we remain on track for return to timely production levels of approximately 600,000 pounds U3O8 annually.

Lost Creek Regulatory Proceedings

The first two mine units at Lost Creek (MU1 and MU2) have all permits necessary for our return to operations, including production resulting from the ongoing MU2 advance development program. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. This license approved access to six planned mine units in addition to the already licensed three mine units at Lost Creek. The approval also increased the license limit for annual plant production to 2.2 million pounds U3O8 which includes wellfield production of up to 1.2 million pounds U3O8 and toll processing up to one million pounds U3O8.

Currently, we await only approval by the Wyoming Department of Environmental Quality, Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding HJ and KM horizons at LC East and HJ mine units at Lost Creek. We anticipate the LQD review will be complete in 2023 H1.

Our request for extension of our Lost Creek source material license, submitted in 2021, is currently in timely review by URP.

Sales Agreements and Ramp-up Decision

During 2022 Q3, we completed a multi-year sales agreement with a leading U.S. nuclear utility to supply uranium produced from projects owned and operated by the Company’s U.S. subsidiaries, including Lost Creek. This initial agreement calls for the annual delivery of a base amount of 200,000 pounds of uranium concentrates over a six-year period beginning in the second half of 2023. Sale prices are anticipated to be profitable on a Company-wide, all-in cost basis and are escalated annually from the initial pricing in 2023. Subsequently, in Q4, we announced the amendment of this agreement to increase the annual delivery, starting in 2024, by 100,000 pounds U3O8 at the same pricing levels. The sales agreement permits the purchaser the customary election to flex the delivery quantity up or down by as much as ten percent.

We completed an additional sales agreement in 2022 Q4 which calls for annual deliveries of 300,000 pounds U3O8 over a five-year period, beginning in 2024, together with the possibility of additional deliveries of up to 300,000 pounds U3O8 in 2029. Sale prices under this agreement are also anticipated to be profitable on a Company-wide, all-in cost basis and are escalated annually from initial pricing in 2024.

In December 2022, we were awarded a contract to sell to the DOE NNSA uranium reserve 100,000 pounds of domestically produced U3O8 at a sales price of $64.47 per pound. That delivery was made in January 2023 and sales proceeds of $6.4 million were received shortly thereafter. Including the DOE NNSA sale, we anticipate selling 280,000 pounds at an average price of $61.89 for revenues of $17.3 million in 2023.

As described, the multi-year sales agreements call for deliveries beginning in 2023 and continuing through 2028, with the possible additional delivery in 2029. Together, the 280,000 pounds to be sold in 2023 and the base amount of 600,000 pounds to be sold annually from 2024 – 2028, will provide total anticipated revenues to the Company of approximately $205 million.

During 2022, hiring of staff and engagement of contractors steadily progressed for our planned development activities and, subsequent to our December 2022 decision to ramp-up Lost Creek production, recruitment and hiring for operations staff is ongoing.

Shirley Basin Project

Our Shirley Basin Project stands construction ready, having received the source material license, permit to mine, plan of operations, and aquifer exemption for the project. These approvals represent the major permits required to begin construction of the Shirley Basin Project. Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Delineation and exploration drilling were completed historically, and wellfield, pipeline and header house layouts are finalized. Additional, minor on-the-ground preparations have been completed since the authorizations were received. A drilling program at Shirley Basin is planned for 2023 H1 to complete the monitor well ring for the first mine unit.

The Company plans three relatively shallow mining units at the project, where we have the option to build out a complete processing plant with drying facilities or a satellite plant with the ability to send loaded ion exchange resin to Lost Creek for processing. Currently, we are planning a satellite plant. As permitted and licensed, a complete processing facility at Shirley Basin is approved and is allowed to recover up to one million pounds U3O8 annually from the wellfield. The annual production of U3O8 from wellfield production and toll processing of loaded resin or yellowcake slurry will not exceed two million pounds equivalent of dried U3O8 product.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the U.S. that is licensed by the NRC to receive and dispose of by-product waste material from other in situ uranium mines. We assumed operation of the byproduct disposal site in 2013 and continue to accept deliveries under several existing contracts.

Research and Development

Throughout 2022, we continued to pursue several research and development (“R&D”) projects with an objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. Our R&D projects are at varying stages of development and include a new material for injection wells and related well installation process, for which we recently converted our provisional patent application with the U.S. Patent Office to a non-provisional patent application. Following receipt of WDEQ authorization to proceed with field testing the materials and engineering, Phase One field testing was successfully completed in 2022 Q3-Q4.

Although the technology will not be used for production wells, if the technology is proven out, it will be used for injection wells which generally represent approximately 65% of the wells throughout wellfields designed with traditional “five-spot” recovery patterns. The proposed method utilizes lower-cost materials which are generally available, even during current supply chain challenges. Field tests demonstrated a reduction in drill rig time on injection wells of approximately 75% compared with conventional methods, which also reduces environmental impacts. It is anticipated that the cost savings from reduced drill rig time will be partially offset by the need for additional in-house labor. Based on testing to date, it is anticipated that as much as a 49% savings on well installation costs may be realized on injection wells. Phase Two testing will be initiated in 2023 Q2.

We continue to progress work on engineering of an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water. This project is in advanced-stage analyses and planning. The value of increasing the water recycling rate is an increased reduction in required wastewater disposal, and thus the need for multiple additional (and costly) deep disposal wells.  An added benefit will be the recycling of the majority of bleed and process water which would have historically been disposed of as waste. As contemplated, the system will also provide enhanced water filtration of injection fluids which will allow for removal of existing and future header house filtration systems.

Corporate Organization and Financing Developments

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

Steven M. Hatten was promoted to the position of Ur-Energy Chief Operating Officer in 2022 Q4. Previously, Mr. Hatten served as the Company’s Vice President Operations, since 2011, and prior to that in senior engineering and management positions. Mr. Hatten has 30 years’ experience in uranium production with a strong background in ISR uranium design and operations. Before joining Ur-Energy in 2007, Mr. Hatten worked as a Project Engineer for Power Resources, Inc., as Manager Wellfield Operations for Rio Algom Mining Corp., and Operations Manager at Cameco’s Smith Ranch – Highland Facility.

Equity Financing

Subsequent to year-end, on February 21, 2023, we announced the closing of an underwritten public offering of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares, which includes the full exercise of the underwriters’ option to purchase up to 5,100,000 additional common shares and accompanying warrants to purchase up to 2,550,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The warrants have an exercise price of $1.50 per whole common share and will expire three years from the date of issuance. The gross proceeds to the Company from the offering were approximately $46.1 million, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by Ur-Energy.

Casper Operations Headquarters

Construction is progressing on a new multipurpose building at our Casper, Wyoming operations headquarters. In 2021 we purchased a new operations headquarters in Casper to serve our current and future Wyoming operations and mineral exploration and development projects. The three-acre site includes a fully furnished 14,000 sq. ft. office building, and a significant parking area for our operations rideshare and Casper staff vehicles. We are completing construction of a multi-purpose industrial facility, which will house both centralized construction activities and our shared services chemistry laboratory. We anticipate construction of the facility will be complete in 2023 H1.

The additional building will allow us to construct header houses for Lost Creek and, when built and operational, Shirley Basin, for years to come. Building, wiring and automating header houses in Casper will provide numerous safety, environmental and financial advantages to our operations. Due to the distant and remote location of Lost Creek, our staff have been provided rideshare arrangements by the Company to consolidate the commuter vehicles required for the operation. We anticipate that the new facility will remove several of those vehicles from the routine daily commuter list with increased development and production operations at Lost Creek, and that the facility will similarly benefit the Shirley Basin Project when it is constructed and operating. Fewer miles traveled by our staff and fewer vehicles on the road equates to a significantly lower risk of accident or injury, a smaller carbon footprint for Lost Creek, and considerably lower vehicle and labor costs.

COVID Pandemic

COVID-19 (Coronavirus) (“COVID”) was declared a pandemic in March 2020. Since then, we have monitored state, federal, and public health guidance as it has evolved with respect to the safety and wellbeing of our staff and operations. We have experienced no material impact on operations as a result of precautions taken, including staff absences related to COVID.

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

U3O8 Production and Ending Inventory

	Unit	2020	2021	2022

U3O8 Production

Pounds captured	lb	10,789	251	325
Pounds drummed	lb	15,873	-	-
Pounds shipped	lb	-	15,873	-
Pounds purchased	lb	200,000	-	40,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	303	1,069	1,357
Plant inventory	lb	15,873	-	-
Conversion inventory - produced	lb	219,735	267,049	267,049
Conversion inventory - purchased	lb	48,750	16,741	56,741
	lb	284,661	284,859	325,147

Value
In-process inventory	$000	-	-	-
Plant inventory	$000	463	-	-
Conversion inventory - produced	$000	6,083	7,488	7,488
Conversion inventory - purchased	$000	1,268	435	2,415
	$000	7,814	7,923	9,903

Cost per Pound
In-process inventory	$/lb	-	-	-
Plant inventory	$/lb	29.17	-	-
Conversion inventory - produced	$/lb	27.68	28.04	28.04
Conversion inventory - purchased	$/lb	26.01	25.98	42.56
	$/lb	27.45	27.81	30.46

Produced conversion inventory detail:
Ad valorem and severance tax	$/lb	0.75	0.59	0.59
Cash cost	$/lb	17.50	18.60	18.60
Non-cash cost	$/lb	9.43	8.85	8.85
	$/lb	27.68	28.04	28.04

During 2022 and 2021, we continued to operate Lost Creek at reduced production rates in response to the depressed state of the uranium markets. As a result, production rates at Lost Creek remained low during the past two years and no pounds were drummed in 2022 or 2021.

Positive developments in the uranium markets continued to occur in 2022 and we were able to put in place new, multi-year, sales contracts. As previously announced, the Company made the decision to ramp up operations in 2023 and production rates are expected to increase throughout the year. As new production is added to inventory, the average cost per pound produced is likely to increase until production rates approach targeted levels.

At the end of the 2022, we had 323,790 pounds of U3O8 at the conversion facility including 267,049 produced pounds at an average cost per pound of $28.04, and 56,741 purchased pounds at an average cost of $42.56 per pound.

During 2022, we purchased 40,000 pounds U3O8 at $49.50 per pound, which increased the average cost per pound purchased as compared to 2021. The pounds were purchased with the intention of selling them to the U.S. DOE uranium reserve purchase program. In December 2022, we were notified by the DOE that our bid was accepted, and 100,000 pounds U3O8 were delivered to the DOE on January 31, 2023.

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

The following table summarizes the results of operations for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022	2021	Change

Sales	19	16	3
Cost of sales	(6,861)	(7,000)	139
Gross loss	(6,842)	(6,984)	142

Operating costs	(12,952)	(9,773)	(3,179)
Loss from operations	(19,794)	(16,757)	(3,037)

Net interest expense	(463)	(733)	270
Warrant mark to market gain (loss)	1,835	(5,998)	7,833
Foreign exchange gain (loss)	27	(355)	382
Other income	1,255	905	350
Net loss	(17,140)	(22,938)	5,798

Foreign currency translation adjustment	123	435	(312)
Comprehensive loss	(17,017)	(22,503)	5,486

Loss per common share:
Basic	(0.08)	(0.12)	0.04
Diluted	(0.08)	(0.12)	0.04

Sales

We had no U3O8 sales in 2022 or 2021. As previously announced, we put in place new, multi-year, sales contracts in 2022. We expect to realize revenues of $17.3 million from the sale of 280,000 pounds of U3O8 in 2023 through sales to the DOE and into the new term agreements. Deliveries in 2023 are expected to be made from existing conversion facility inventory.

Cost of Sales

Cost of sales included $6.9 million and $7.0 million of NRV adjustments for the years ended December 31, 2022, and 2021, respectively. Because of intentionally low production rates, inventory valuations, which include on-going production costs, were reduced by the NRV adjustments, effectively expensing the production costs to cost of sales during those years.

Cost of sales in 2023 are expected to increase as the Company expects to deliver 280,000 pounds of U3O8 into the new sales contracts from existing conversion facility inventory. Because the average cost per pound produced is likely to increase until production rates approach targeted levels, the average cost per pound in inventory may increase during 2023, which could increase the average cost per pound sold.

Gross Loss

Including NRV cost of sales adjustments, the gross loss was $6.8 million and $7.0 million for the years ended December 31, 2022, and 2021, respectively. The Company anticipates returning to positive gross profits from uranium sales in 2023. However, the average cost per pound produced and added to inventory is likely to increase until production rates approach targeted levels. As a result, the average cost per pound sold and removed from inventory may increase as described above.

Operating Costs

The following table summarizes the operating costs for the years ended December 31, 2022, and 2021:

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
Operating Costs	2022	2021	Change

Exploration and evaluation	1,769	2,037	(268)
Development	4,686	1,922	2,764
General and administration	6,037	5,328	709
Accretion	460	486	(26)

	12,952	9,773	3,179

Total operating costs increased $3.2 million in 2022. The increase was primarily related to expanded development activities intended to accelerate future ramp up activities at Lost Creek. Drilling and related supply costs accounted for $2.8 million of the increase. The remainder of the increase was primarily related to increased labor costs.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $0.3 million decrease in 2022 was primarily due to the movement of the Vice President Regulatory Affairs into the Chief Executive Officer position. The Vice President position was not replaced.

Development expenses include costs not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin and Lucky Mc Projects, which are at a more advanced stage. The $2.8 million increase in 2022 was primarily related to drilling and supply costs for the development of Mine Unit 2 at Lost Creek and additional labor costs as we added more employees at the mine site.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. The $0.7 million increase in 2022 was primarily related to higher labor costs ($0.4 million), higher professional service costs ($0.2 million), and increases in stock compensation expenses ($0.1 million). Higher labor and stock compensation costs were largely due to overlapping costs related to the transition of the Chief Executive Officer position.

Other Income and Expenses

Net interest expense decreased $0.3 million in 2022 reflecting higher interest income received on our bank accounts and lower interest expense following the resumption of principal payments on the Company’s long-term loan.

For the year ended December 31, 2022, the warrant liability decreased significantly due to all 2020 warrants being exercised before their expiry in August 2022 and changes in the factors associated with the related Black-Scholes calculations used to determine the warrant liability. The warrant liability revaluation resulted in a gain of $1.8 million in 2022 as compared to a loss of $6.0 million in 2021.

As a result of the February 2021 underwritten public offering, Ur-Energy Inc. received approximately $13.9 million in net proceeds. Because the functional currency of Ur‑Energy Inc., the parent company, is Canadian dollars, the U.S. dollar funds were revalued into Canadian dollars, which resulted in a $0.4 million foreign exchange loss in 2021. The U.S. dollar funds were moved into the Company’s U.S. subsidiary company shortly after the underwritten public offering, which greatly reduced the magnitude of any subsequent revaluations. There was no similar foreign exchange loss in 2022.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet, therefore the entire amount was recognized as other income. In 2021, we received notifications that our two Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans were forgiven. This was treated as a forgiveness of debt and a $903 thousand gain on debt forgiveness was recognized in other income.

Earnings (loss) per Common Share

The basic and diluted loss per common share was $0.08 and $0.12 for the years ended December 31, 2022, and 2021, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As of December 31, 2022, we had cash resources of $33.0 million, which was a decrease of $13.2 million from the $46.2 million balance on December 31, 2021. Cash resources consist of Canadian and U.S. dollar denominated deposit accounts and money market funds. During 2022, we generated $5.9 million from financing activities and used $18.1 million for operating activities, $0.7 million for investing activities, and increased restricted cash by $0.2 million.

Operating activities used $18.1 million of cash in 2022. We received $1.3 million from the sale of a royalty interest and $0.2 million of interest income. We spent $3.9 million on production related cash costs and $2.0 million to purchase uranium. Operating cash costs consumed $11.3 million of cash, and we paid $0.7 million in interest payments on our state bond loan. Working capital and other items, including a severance payment to the former Chief Executive Officer, used $1.7 million of cash.

Investing activities used $0.7 million of cash in 2022. We spent $0.4 million on the Casper, Wyoming shop and lab building currently under construction, $0.2 million on plant related equipment at Lost Creek, and $0.1 million on IT equipment.

Financing activities provided $5.9 million of cash in 2022. We received net proceeds of $3.7 million through our At Market facility, $2.9 million from the exercise of warrants, and $0.9 million from the exercise of stock options. We spent $1.3 million on principal payments for our state bond loan and $0.2 million RSU redemption related costs.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets of the Lost Creek Project. As of December 31, 2022, the balance of the State Bond Loan was $11.1 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments were resumed on October 1, 2022, and the last payment will be due on October 1, 2024.

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

On December 17, 2021, we entered into an amendment to the Sales Agreement (“Amendment No. 1” and together with the Sales Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. As of the date of this annual report, we have issued and sold 2,622,930 common shares having aggregate gross proceeds of approximately $4.3 million since December 17, 2021, under the Amended Sales Agreement.

In 2022, we utilized the Amended Sales Agreement for gross proceeds of $3.8 million.

2020 Registered Direct Offering

On August 4, 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million. The warrants were all exercised prior to expiry in August 2022.

2021 Underwritten Public Offering

On February 4, 2021, the Company closed a $15.2 million underwritten public offering of 16,930,530 common shares and accompanying one-half common share warrants to purchase up to 8,465,265 common shares, at a combined public offering price of $0.90 per common share and accompanying one-half common share warrant. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million. The warrants expire in February 2024.

Liquidity Outlook

As of March 1, 2023, our unrestricted cash position was $79.0 million.

During 2022, we were able to put in place new, multi-year, sales contracts and expect to realize revenues of $17.3 million from the sale of 280,000 pounds of uranium in 2023. We had 323,790 pounds of conversion facility inventory on December 31, 2022. Deliveries into the new contracts in 2023 are expected to be made from existing conversion facility inventory. We delivered 100,000 pounds to the DOE NNSA on January 31, 2023. As of March 1, 2023, we had 223,790 pounds U3O8 in our conversion facility inventory.

Looking Ahead

Greater acceptance of nuclear energy’s role in clean energy policies, renewed investor interest, increasing concerns over the possibility of supply shortages and disruptions, and a multitude of other factors have all contributed to resurging demand for secure domestically produced uranium. Increasing demand in 2022 was evidenced by increased contracting activity and higher uranium pricing, with average spot and long-term prices increasing 13% and 22%, respectively. Uranium prices exceeded $50 per pound on multiple occasions during the year and again in January and February 2023.

Increasing demand for domestic uranium and higher pricing enabled us to obtain two new off-take sales contracts in 2022 with deliveries beginning in 2023. Armed with these new contracts and the prospects of obtaining additional sales commitments, we made the decision to ramp up production operations in 2023, taking advantage of the advanced preparations and development work already begun in our fully permitted MU2. Work continues today, although unusually harsh winter conditions have hindered our efforts.  Nonetheless, new production of uranium is expected to commence in late Q1 or early Q2 of this year. Deliveries in 2023 are anticipated to be made from our existing conversion facility inventory. New production will be delivered to the conversion facility in quantities sufficient to meet 2024 delivery requirement as they occur.

In 2021 Q4, we commenced a drilling and construction program to further heighten our readiness to return to production operations at Lost Creek. The program was supplemented by purchases of mid- and long-lead items for additional development in MU2. Currently, the construction of the next header house (HH2-4) is nearly complete. Ordering of materials for HH2-5 is complete and long-lead items for HH2-6 and HH2-7 have been ordered.  Staffing at Lost Creek has been increased to levels sufficient to commence operations when production resumes.

Our current and planned development initiatives include further development work in the first two mine units, followed by the ten additional mining areas as defined in the Lost Creek Report. The Lost Creek facility now has the constructed and licensed capacity to process up to 2.2 million pounds of U3O8 per year and sufficient mineral resources to feed the processing plant for many years to come.

Construction of a shop and lab building continues at our operations headquarters in Casper, Wyoming. The building is adjacent to our recently acquired office building.  The shop and lab will be used to consolidate our header house construction and lab analysis activities in support of the Lost Creek operation, and to support the development and future operation of the Shirley Basin Project.  With all major permits and authorizations for our Shirley Basin Project now in hand, we stand ready to construct the mine when market conditions support the placement of new off-take sales contracts for the project.

Our cash position as of March 1, 2023, was $79.0 million. As noted above, we have sufficient conversion facility inventory on hand to meet 2023 deliveries and anticipate selling 280,000 pounds at an average price of $61.89 for proceeds of $17.3 million this year.

We will continue to closely monitor the uranium market, the impact and possible expansion of the uranium reserve program, and other developments in the markets or from Congress, which may positively affect the uranium production industry and provide the opportunity to put in place additional off-take contracts at pricing sufficient to justify expanded production. As always, we will focus on maintaining safe and compliant operations while continuing to enhance and leverage our production operations.

Outstanding Share Data

As of December 31, 2022, and December 31, 2021, the Company’s capital consisted of the following:

Share Data	December 31, 2022	December 31, 2021

Common shares	224,699,621	216,782,694

Shares issuable upon the exercise or redemption of:
Stock options	8,574,904	10,064,024
Restricted share units	305,530	1,011,660
Warrants	8,365,265	12,184,265

	241,945,320	240,042,643

Off Balance Sheet Arrangements

We have not entered any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

As of December 31, 2022, and December 31, 2021, the Company’s cash, cash equivalents, and restricted cash are composed of:

(expressed in thousands of U.S. dollars)

Cash, Cash Equivalents, and Restricted Cash	December 31, 2022	December 31, 2021

Cash and cash equivalents	33,003	46,189
Restricted cash	8,137	7,966

	41,140	54,155

Quarterly financial data (unaudited and expressed in thousands except per share data)

	Quarter Ended
	2022				2021
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Sales	-	-	19	-	-	9	7	-
Net income (loss)	(4,897)	(4,962)	(353)	(6,928)	421	(9,108)	(6,879)	(7,372)

Income (loss) per common share:
Basic	(0.02)	(0.03)	-	(0.03)	-	(0.04)	(0.04)	(0.04)
Diluted	(0.02)	(0.03)	-	(0.03)	-	(0.04)	(0.04)	(0.04)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $40.6 million at risk on December 31, 2022, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2022.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of December 31, 2022, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $1.2 million, and the current portion of notes payable of $5.4 million. As of December 31, 2022, we had $33.0 million of cash and cash equivalents.

Item 7A. Quantitative AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Interest rate risk

Financial instruments that expose the Company to interest rate risk are its cash equivalents, deposits, restricted cash, and debt financings. Our objectives for managing our cash and cash equivalents are to always maintain sufficient funds on hand to meet day-to-day requirements and to place any amounts that are considered more than day-to-day requirements on short-term deposit with the Company’s financial institutions to earn interest.

Currency risk

As of December 31, 2022, we maintained a balance of approximately $2.0 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company. A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of December 31, 2022 would not have a material effect on our results of operations, financial position, or cash flows.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $50.85 per pound as of March 1, 2023.

Transactions with Related Parties

During the fiscal year ended December 31, 2022, we did not participate in any reportable transactions with related parties.

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

Exploration, Evaluation, and Development Costs

Exploration and evaluation expenses consist of labor, annual mineral lease and maintenance fees and associated costs of the exploration geology department as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to the Company’s Lost Creek, LC East, Lucky Mc and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessments. Development expenses include all costs associated with exploring, delineating, and permitting new or expanded mine units, the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells.

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

The depreciable life of the Lost Creek plant, equipment, and enclosure was determined to be the nameplate life of the equipment housed in the processing plant as plans exist to continue to process materials from other sources, such as Shirley Basin, beyond the estimated production at the Lost Creek Property.

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

Asset retirement obligations consist of estimated final well abandonments, plant closure and removal and associated reclamation and restoration costs to be incurred by the Company in the future. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its remaining productive life. The liability accretes until it reaches the estimated future reclamation cost and remains until the Company settles the obligation.

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

The fair value of the restricted share units is based on the intrinsic method, which uses the closing price of the common shares on the trading day immediately preceding the date of the grant.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2022, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

(d) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers, and directors. The full text of the Code is available on our website at https://www.ur‑energy.com/investors/corporate-governance/governance-documents/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The Consolidated Financial Statements filed as part of this Form 10-K begin on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Warrant Agreement, dated September 25, 2018, between the Company and Computershare Trust Company, N.A.	8-K	9/25/2018	4.1

4.2	Description of Registrant Securities				X

4.3	Warrant Agreement, dated February 4, 2021, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/4/2021	4.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Jeffrey T. Klenda, as amended	10-K	3/3/2014	10.7

10.4	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.5	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.6	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.7	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.8	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/17/17	10.1

10.9	Amended and Restated Restricted Share Unit & Equity Incentive Plan	8-K	4/16/2021	10.1

10.10	At Market Issuance Sales Agreement	8-K	5/29/2020	1.1

10.11	Amended and Restated At Market Issuance Sales Agreement	8-K	6/9/2021	1.1

10.12	Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement	8-K	12/21/2021	1.2

10.13	Amendment to Financing Agreement and Third Amendment to Mortgage	10-K	2/26/2021	10.12

10.14	Form of Securities Purchase Agreement dated July 31, 2020, among Ur-Energy Inc. and purchasers named therein	8-K	8/4/2020	10.1

10.15	Amendment to Employment Agreement with Jeffrey T. Klenda	10-K	2/26/2021	10.16

10.16	Amendment to Employment Agreement with Roger L. Smith	10-K	2/26/2021	10.17

10.17	Amendment to Employment Agreement with Steven M. Hatten	10-K	2/26/2021	10.18

10.18	Amendment to Employment Agreement with John W. Cash	10-K	2/26/2021	10.19

10.19	Amendment to Employment Agreement with Penne A. Goplerud	10-K	2/26/2021	10.20

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2

Consent of WWC Engineering with regard to the Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA (as amended September 19, 2022) and the Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming, USA (as amended September 19, 2022)

					X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

96.1	Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA (as amended September 19, 2022)	10-K/A	9/21/2022	96.1

96.2	Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA (as amended September 19, 2022)	10-K/A	9/21/2022	96.2

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document				X

101.LAB	XBRL Labels Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

99.1	Location maps (1)	10-K	3/3/2015

(1) Filed herewith under Items 1 and 2. Business and Properties.

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 6, 2023	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2023	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2023	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 6, 2023	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: March 6, 2023	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: March 6, 2023	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: March 6, 2023	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: March 6, 2023	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Date: March 6, 2023	By:	/s/ Rob Chang
Rob Chang
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ur-Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flow for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of impairment indicators of long-lived assets

As described in Notes 2, 6 and 7 to the consolidated financial statements, the carrying value of long-lived assets (consisting of mineral properties and capital assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable (impairment indicators). The carrying amounts of the Company’s mineral properties and capital assets were $35.7 million and $21.1 million, respectively, as of December 31, 2022. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable giving rise to the requirement to conduct an impairment test. Events or changes in circumstances that could trigger an impairment test include: (i) significant adverse changes in the business climate including significant decreases in uranium prices or significant adverse changes in legal factors; (ii) significant changes in expected capital, operating or reclamation costs; and (iii) significant decreases in the market price of the assets. No impairment indicators were identified by management as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators of long-lived assets is a critical audit matter are that there was significant judgment by management when assessing whether there were indicators of impairment related to the Company’s long-lived assets, specifically related to assessing whether there were: (i) significant adverse changes in the business climate including significant decreases in uranium prices or significant adverse changes in legal factors; (ii) significant changes in expected capital, operating or reclamation costs; and (iii) significant decreases in the market price of the assets. This in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of any event or changes in circumstances that could give rise to the requirement to conduct an impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others: (i) evaluating whether there were significant adverse changes in the business climate related to significant decreases in uranium prices by considering external market and industry data; (ii) evaluating whether there were significant adverse changes in legal factors by obtaining on a sample basis evidence to support the rights to the mineral properties; (iii) assessing whether there were significant decreases in the market price of the assets by considering any prolonged declines in the Company’s share price; and (iv) evaluating whether there were significant changes in expected capital costs, operating costs or reclamation costs, or other factors that may indicate that the carrying amounts of the long-lived asset may not be recoverable, through consideration of evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 6, 2023

We have served as the Company’s auditor since 2004.

Ur-Energy Inc.
Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	December 31, 2022	December 31, 2021

Assets
Current assets
Cash	3	33,003	46,189
Accounts receivable		8	4
Inventory	4	9,903	-
Prepaid expenses		1,030	894
Assets held for sale	6	-	1,536
Total current assets		43,944	48,623

Non-current assets
Non-current portion of inventory	4	-	7,923
Restricted cash	5	8,137	7,966
Mineral properties	6	35,682	35,067
Capital assets	7	20,132	21,260
Total non-current assets		63,951	72,216
Total assets		107,895	120,839

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	8	1,168	2,864
Current portion of notes payable	9	5,366	1,262
Current portion of warrant liability	11	-	2,027
Environmental remediation accrual		69	71
Total current liabilities		6,603	6,224

Non-current liabilities
Notes payable	9	5,694	11,060
Lease liability		16	18
Asset retirement obligations	10	30,701	29,915
Warrant liability	11	2,382	4,236
Total non-current liabilities		38,793	45,229

Shareholders’ equity
Share capital	12	258,646	248,319
Contributed surplus		19,843	20,040
Accumulated other comprehensive income		4,265	4,142
Accumulated deficit		(220,255)	(203,115)
Total shareholders’ equity		62,499	69,386
Total liabilities and shareholders’ equity		107,895	120,839

Ur-Energy Inc.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended December 31,
	Note	2022	2021	2020

Sales	13	19	16	8,316
Cost of sales	14	(6,861)	(7,000)	(12,968)
Gross loss		(6,842)	(6,984)	(4,652)

Operating costs	15	(12,952)	(9,773)	(8,689)
Loss from operations		(19,794)	(16,757)	(13,341)

Net interest expense		(463)	(733)	(710)
Warrant liability revaluation gain (loss)	11	1,835	(5,998)	(680)
Foreign exchange gain (loss)		27	(355)	(72)
Other income	13	1,255	905	18
Net loss		(17,140)	(22,938)	(14,785)

Foreign currency translation adjustment		123	435	53
Comprehensive loss		(17,017)	(22,503)	(14,732)

Loss per common share:
Basic		(0.08)	(0.12)	(0.09)
Diluted		(0.08)	(0.12)	(0.09)

Weighted average common shares:
Basic		220,496,862	195,691,842	164,257,092
Diluted		220,496,862	195,691,842	164,257,092

Ur-Energy Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders Equity

December 31, 2019		160,478,059	185,754	20,317	3,654	(165,392)	44,333

Shares issued for cash		9,259,640	4,805	-	-	-	4,805
Less share issue costs	12	-	(431)	-	-	-	(431)
Less amount assigned to warrant liability	12	-	(860)	-	-	-	(860)
Exercise of stock options	11 & 12	159,982	141	(42)	-	-	99
Redemption of RSUs	12	356,071	211	(280)	-	-	(69)
Stock compensation		-	-	951	-	-	951
Comprehensive income (loss)		-	-	-	53	(14,785)	(14,732)
December 31, 2020		170,253,752	189,620	20,946	3,707	(180,177)	34,096

Shares issued for cash	12	36,081,987	48,672	-	-	-	48,672
Less share issue costs	12	-	(2,188)	-	-	-	(2,188)
Less amount assigned to warrant liability	11 & 12	-	(2,604)	-	-	-	(2,604)
Exercise of warrants	11 & 12	7,025,460	11,337	-	-	-	11,337
Exercise of stock options	12	2,929,101	2,549	(764)	-	-	1,785
Redemption of RSUs		492,394	933	(1,221)	-	-	(288)
Stock compensation		-	-	1,079	-	-	1,079
Comprehensive income (loss)		-	-	-	435	(22,938)	(22,503)
December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Shares issued for cash	12	2,231,930	3,775	-	-	-	3,775
Less share issue costs	12	-	(94)	-	-	-	(94)
Exercise of warrants	11 & 12	3,819,000	4,654	-	-	-	4,654
Exercise of stock options	12	1,308,625	1,227	(369)	-	-	858
Redemption of RSUs		557,372	765	(970)	-	-	(205)
Stock compensation		-	-	1,142	-	-	1,142
Comprehensive income (loss)		-	-	-	123	(17,140)	(17,017)
December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Ur-Energy Inc.
Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended December 31,
	Note	2022	2021	2020

Cash provided by (used for):

Operating activities
Net loss for the period		(17,140)	(22,938)	(14,785)

Items not affecting cash:
Stock based compensation		1,142	1,080	951
Net realizable value adjustments		6,861	7,000	7,802
Amortization of mineral properties		1,247	2,045	2,445
Depreciation of capital assets		1,768	1,789	1,818
Accretion expense		460	486	576
Amortization of deferred loan costs		43	46	71
Gain on loan forgiveness		-	(903)	-
Provision for reclamation		(2)	(5)	4
Mark to market loss (gain)		(1,835)	5,998	680
Gain on sale of assets		67	-	(16)
Unrealized foreign exchange loss (gain)		(25)	353	-
Accounts receivable		(4)	(4)	22
Inventory		(8,841)	(7,109)	(8,190)
Prepaid expenses		(136)	(80)	71
Accounts payable and accrued liabilities		(1,696)	544	108
		(18,091)	(11,698)	(8,443)

Investing activities
Proceeds from sale of capital assets		-	-	18
Purchase of capital assets		(709)	(1,190)	(43)
		(709)	(1,190)	(25)

Financing activities
Issuance of common shares and warrants for cash	12	3,775	48,841	4,805
Share issue costs	12	(94)	(2,188)	(431)
Proceeds from exercise of warrants and stock options	12	3,722	8,507	99
RSU redeemed for cash		(205)	(289)	(39)
Proceeds from debt financing	13	-	-	893
Repayment of debt		(1,305)	-	-
		5,893	54,871	5,327

Effects of foreign exchange rate changes on cash		(108)	45	53

Increase (decrease) in cash, cash equivalents, and restricted cash		(13,015)	42,028	(3,088)
Beginning cash, cash equivalents, and restricted cash		54,155	12,127	15,215
Ending cash, cash equivalents, and restricted cash	16	41,140	54,155	12,127

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

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

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under Subpart 1300 to Regulation S-K (“S-K 1300”), the Company has not determined whether the properties contain mineral reserves. This was true while the Company reported its mineral resources pursuant to National Instrument 43-101 (“NI 43-101”), which uses the Canadian Institute of Mining, Metallurgy and Petroleum (“CIM”) Definition Standards. The Company’s report The Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, March 7, 2022 and as amended on September 19, 2022 (the “Lost Creek Report”) outlines the potential viability of the Lost Creek Property as of December 31, 2021. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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
December 31, 2022

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

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

Development expense relates to the Company’s Lost Creek, LC East, Lucky Mc and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessment work. Development expenses include all costs associated with exploring, delineating, and permitting, the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads, and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells.

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
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Right of Use Assets and Liabilities

Right of use assets include storage facility and office equipment leases. We recognize an asset and corresponding liability, which are included in non-current assets and other liabilities in the consolidated balance sheet, based on the present value of the remaining minimum rental payments of the leases. The discount rates used are based on either the Company’s borrowing rate or the imputed interest rate based on the price of the equipment and the lease terms.

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

Asset retirement obligations consist of estimated final well abandonments, plant closure and removal, and the associated reclamation and restoration costs to be incurred by the Company in the future. The estimated value of the asset retirement obligation is based on the current estimated reclamation cost escalated at an inflation rate and then discounted at a credit adjusted risk-free rate. This liability is recorded, and a corresponding asset is capitalized as part of the cost of the related asset. The asset is amortized over its remaining productive life. The liability accretes until it reaches the estimated future reclamation cost and remains until the Company settles the obligation.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Revenue recognition

Our revenues are primarily derived from the sale of U3O8 under either long-term (deliveries typically in two to five years) or spot (immediate delivery) contracts with our customers. The contracts specify the quantity to be delivered, the price or specific calculation method of the price, payment terms, and the year(s) of the delivery. There may be some variability in the dates of the delivery or the quantity to be delivered depending on the contract, but those issues are addressed before the delivery date. When a delivery is approved, the Company notifies the conversion facility with instructions for a title transfer to the customer. Revenue is recognized once a title transfer of the U3O8 is confirmed by the conversion facility.

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
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Classification of financial instruments

The Company’s financial instruments consist of cash, short-term investments, accounts receivable, restricted cash, deposits, accounts payable and accrued liabilities, other liabilities, and notes payable. The Company has made the following classifications for these financial instruments:

•	Cash, accounts receivable, restricted cash, and deposits are recorded at amortized cost. Interest income is recorded using the effective interest rate method and is included in income for the period.
•	Accounts payable and accrued liabilities, and notes payable, are measured at amortized cost.
•	Other liabilities, which relate to the derivative on warrants issued in U.S. dollars, are adjusted to the market value using the Black-Scholes valuation method at the end 0of each reporting period.

3. Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	December 31, 2022	December 31, 2021

Cash on deposit	2,560	9,068
Money market funds	30,443	37,121
	33,003	46,189

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	December 31, 2022	December 31, 2021

Conversion facility inventory	9,903	7,923
	9,903	7,923

Inventory by Duration	December 31, 2022	December 31, 2021

Current portion of inventory	9,903	-
Non-current portion of inventory	-	7,923
	9,903	7,923

Using lower of cost or net realizable value calculations, the Company reduced the inventory valuation by $6,861 in 2022 and $7,000 in 2021.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

5. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	December 31, 2022	December 31, 2021

Cash pledged for reclamation	8,137	7,966
	8,137	7,966

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted cash is pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $28.3 million and $27.6 million of coverage towards reclamation obligations were collateralized by the restricted cash as of December 31, 2022, and December 31, 2021, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

6. Mineral Properties and Assets Held for Sale

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2019	10,184	17,437	15,591	43,212

Change in estimated reclamation costs	(1,463)	(120)	-	(1,583)
Depletion and amortization	(2,445)	-	-	(2,445)

December 31, 2020	6,276	17,317	15,591	39,184

Change in estimated reclamation costs	296	45	(877)	(536)
Reclassify assets held for sale	-	-	(1,536)	(1,536)
Depletion and amortization	(2,045)	-	-	(2,045)

December 31, 2021	4,527	17,362	13,178	35,067

Reclassify assets no longer held for sale	-	-	1,536	1,536
Change in estimated reclamation costs	-	326	-	326
Depletion and amortization	(1,247)	-	-	(1,247)

December 31, 2022	3,280	17,688	14,714	35,682

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Shirley Basin Project

The Company acquired additional Wyoming properties in 2013 when Ur-Energy USA Inc. purchased 100% of Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin Project, other Wyoming properties, and development databases. Pathfinder was acquired for aggregate consideration $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration.

Other U.S. Properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Impairment testing

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Management applies significant judgment to assess mineral properties and capital assets for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; significant changes in expected capital, operating, or reclamation costs; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. The recoverability of these assets is measured by comparison of the carrying amounts to the future undiscounted net cash flows expected to be generated by the assets. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management did not identify impairment indicators that would require a formal impairment test.

Lost Creek has been the Company’s sole source for the uranium concentrates sold to generate sales revenues since 2013. The economic viability of the Company’s mining activities, including the expected duration and profitability of Lost Creek and of any future ISR mines, such as Shirley Basin, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.

Our mining activities may change because of any one or more of these risks and uncertainties and there is no assurance that any mineral deposit from which we extract uranium or other minerals from will result in profitable mining activities.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Assets Held for Sale

A non-core, unpermitted, non-operating property held by Pathfinder Mines Corporation was considered to be an asset held for sale in 2021. In 2022, active discussions for the sale of the property were terminated. The property was therefore reclassified to mineral properties and was no longer considered an asset held for sale as of December 31, 2022.

The following table summarizes the values associated with the asset held for sale as of December 31, 2022, and December 31, 2021.

Assets held for sale	December 31, 2022	December 31, 2021

Mineral property cost of the asset held for sale	-	1,536
Liabilities associated with the asset held for sale	-	-
	-	1,536

7. Capital Assets

The Company’s capital assets consist of the following:

	December 31, 2022			December 31, 2021
Capital Assets	Cost	Accumulated Depreciation	Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	3,486	(3,437)	49	3,450	(3,413)	37
Enclosures	34,379	(15,164)	19,215	33,949	(13,488)	20,461
Machinery and equipment	1,659	(1,007)	652	1,489	(946)	543
Furniture and fixtures	265	(144)	121	266	(121)	145
Information technology	1,114	(1,035)	79	1,177	(1,121)	56
Right of use assets	33	(17)	16	36	(18)	18
	40,936	(20,804)	20,132	40,367	(19,107)	21,260

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	December 31, 2022	December 31, 2021

Accounts payable	660	854
Accrued payroll liabilities	449	1,927
Accrued severance, ad valorem, and other taxes payable	59	83
	1,168	2,864

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments were resumed on October 1, 2022, and the last payment will be due on October 1, 2024.

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	December 31, 2022	December 31, 2021

Current
State Bond Loan	5,409	1,305
Deferred financing costs	(43)	(43)
	5,366	1,262

Long-term
State Bond Loan	5,727	11,136
Deferred financing costs	(33)	(76)
	5,694	11,060

The schedule of remaining payments on outstanding debt as of December 31, 2022 is presented below.

Remaining Payments	Total	2023	2024	Final payment

State Bond Loan
Principal	11,136	5,409	5,727	Oct-2024
Interest	732	525	207
	11,868	5,934	5,934

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

10. Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Shirley Basin and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.05%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2019	30,972

Change in estimated reclamation costs	(1,583)
Accretion expense	576

December 31, 2020	29,965

Change in estimated reclamation costs	(536)
Accretion expense	486

December 31, 2021	29,915

Change in estimated reclamation costs	326
Accretion expense	460

December 31, 2022	30,701

The restricted cash discussed in note 5 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

11. Warrant Liabilities

In August 2020, we issued 9,000,000 warrants as part of a registered direct offering with two warrants redeemable for one common share of the Company’s stock at a price of $0.75 per full share. The warrants were all exercised prior to expiry in August 2022.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

In February 2021, we issued 16,930,530 warrants as part of an underwritten public offering with two warrants redeemable for one common share of the Company’s stock at a price of $1.35 per full share. The warrants expire in February 2024.

Because the warrants are priced in US. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-Scholes model described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income for the period.

Activity with respect to the warrant liabilities is presented in the following tables.

Warrant Liability Activity	September 2018 Warrants	August 2020 Warrants	February 2021 Warrants	Total

December 31, 2019	575	-	-	575

Warrants issued	-	860	-	860
Mark to market revaluation loss (gain)	161	519	-	680
Effects for foreign exchange rate changes	(7)	36	-	29

December 31, 2020	729	1,415	-	2,144

Warrants issued	-	-	2,604	2,604
Warrants exercised	(3,961)	(388)	(97)	(4,446)
Mark to market revaluation gain	3,227	1,020	1,751	5,998
Effects for foreign exchange rate changes	5	(20)	(22)	(37)

December 31, 2021	-	2,027	4,236	6,263

Warrants exercised	-	(1,790)	-	(1,790)
Mark to market revaluation gain	-	(215)	(1,620)	(1,835)
Effects for foreign exchange rate changes	-	(22)	(234)	(256)

December 31, 2022	-	-	2,382	2,382

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrant Liability Duration	February 2021 Warrants

Current portion of warrant liability	-
Long-term warrant liability	2,382

2,382

                  The fair value of the warrant liabilities on December 31, 2022, was determined using the Black-Scholes model with the following assumptions:

Black-Scholes Assumptions as of December 31, 2022	February 2021 Warrants

Expected forfeiture rate	0.0%
Expected life (years)	1.1
Expected volatility	70.5%
Risk free rate	4.0%
Expected dividend rate	0.0%
Exercise price	$1.35
Market price	$1.15

12. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 224,699,621 shares and 216,782,694 shares were issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.

In August 2020, the Company closed a $4.68 million registered direct offering of 9,000,000 common shares and accompanying one-half common share warrants to purchase up to 4,500,000 common shares, at a combined public offering price of $0.52 per common share and accompanying warrant, with gross proceeds to the Company of $4.68 million. After fees and expenses of $0.4 million, net proceeds to the Company were $4.3 million. The warrants had an exercise price of $0.75 per whole common share and were all exercised prior to expiry in August 2022. Because the warrants were priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, this created a derivative financial liability. The fair value of the liability was recorded and adjusted monthly using the Black-Scholes technique described herein as there is no active market for the warrants. Any gain or loss was reflected in net income for the period.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

During the year ended December 31, 2020, the Company sold 259,640 common shares through its At Market facility for $0.1 million, net of issue costs. The Company also received $0.1 million from the exercise of 159,982 stock options and exchanged 356,071 common shares for vested RSUs.

On February 4, 2021, the Company closed an underwritten public offering of 14,722,200 common shares and accompanying warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million. The warrants have an exercise price of $1.35 per whole common share and will expire in February 2024. Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc. is Canadian dollars, this creates a derivative financial liability. The fair value of the liability is recorded and adjusted monthly using the Black-Scholes technique described herein as there is no active market for the warrants. Any gain or loss is reflected in net income for the period.

During the year ended December 31, 2021, the Company sold 19,151,457 common shares through its At Market facility for $33.4 million. After issue costs of $0.8 million, net proceeds to the Company were $32.6 million. The Company also received $6.9 million from the exercise of 14,050,920 warrants for 7,025,460 underlying common shares, and $1.8 million from the exercise of 2,929,101 stock options. The Company also exchanged 492,394 common shares for vested RSUs.

During the year ended December 31, 2022, the Company sold 2,231,930 common shares through its At Market facility for $3.8 million. After issue costs of $0.1 million, net proceeds to the Company were $3.7 million. The Company also received $2.9 million from the exercise of 7,638,000 warrants for 3,819,000 underlying common shares, and $0.9 million from the exercise of 1,308,625 stock options. The Company also exchanged 557,372 common shares for vested RSUs.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options outstanding is summarized as follows:

Stock Option Activity	Outstanding Options	Weighted-average Exercise Price
	#	$
December 31, 2019	11,076,583	0.64

Granted	2,950,180	0.48
Exercised	(159,982)	0.63
Forfeited	(534,425)	0.64
Expired	(1,421,932)	0.66

December 31, 2020	11,910,424	0.61

Granted	1,322,164	1.14
Exercised	(2,929,101)	0.62
Forfeited	(219,055)	0.56
Expired	(20,408)	0.57

December 31, 2021	10,064,024	0.68

Granted	175,000	1.74
Exercised	(1,308,625)	0.66
Expired	(355,495)	0.66

December 31, 2022	8,574,904	0.66

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant.

We received $0.9 million, $1.8 million, and $0.1 million from options exercised in the years ended December 31, 2022, 2021, and 2020, respectively.

Stock-based compensation expense from stock options was $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, there was approximately $0.6 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 1.6 years under the Option Plan.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2022, outstanding stock options were as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of options	Weighted-average remaining contractual life (years)	Aggregate intrinsic value	Number of options	Weighted-average remaining contractual life (years)	Aggregate intrinsic value	Expiry
$	#		$	#		$
0.57	200,000	0.2	116,348	200,000	0.2	116,348	2023-03-30
0.69	807,997	0.6	374,636	807,997	0.6	374,636	2023-08-20
0.67	716,674	1.0	342,871	716,674	1.0	342,871	2023-12-14
0.58	2,528,579	1.8	1,433,654	2,528,579	1.8	1,433,654	2024-11-05
0.46	2,824,490	2.9	1,934,945	2,036,611	2.9	1,395,201	2025-11-13
1.06	1,322,164	3.7	115,398	566,911	3.7	49,480	2026-08-27
1.65	175,000	4.2	-	-	-	-	2027-03-14

0.66	8,574,904	2.3	4,317,852	6,856,772	2.0	3,712,190

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.57 (approximately US$1.15) as of the last trading day in the year ended December 31, 2022, that would have been received by the option holders had they exercised their options on that date. There were 8,399,904 in-the-money stock options outstanding and 6,856,772 in-the-money stock options exercisable as of December 31, 2022.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2022	2021

Expected forfeiture rate	5.6%	6.1%
Expected life (years)	3.9	3.9
Expected volatility	72.7%	69.5%
Risk free rate	1.9%	0.7%
Expected dividend rate	0.0%	0.0%
Weighted average exercise price (CAD$)	$2.23	$1.44
Black-Scholes value (CAD$)	$1.22	$0.74

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). Amendments to the RSU Plan were approved by our shareholders on June 3, 2021, and the plan is now known as the Amended and Restated Restricted Share Unit and Equity Incentive Plan (the “RSU&EI Plan”). The RSU&EI Plan was approved most recently by our shareholders on June 2, 2022.

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs outstanding is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted-average grant date fair value
	#	$
December 31, 2019	1,155,928	0.65

Granted	737,553	0.48
Released	(475,086)	0.70
Forfeited	(13,433)	0.61

December 31, 2020	1,404,962	0.54

Granted	305,530	1.14
Released	(638,989)	0.63
Forfeited	(59,843)	0.56

December 31, 2021	1,011,660	0.69

Released	(706,130)	0.47

December 31, 2022	305,530	1.14

Stock-based compensation expense from RSUs was $0.3 million, $0.4 million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2022, there was approximately $0.1 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 0.7 years under the RSU&EI Plan.

As of December 31, 2022, outstanding RSUs were as follows:

RSUs Outstanding
Number of RSUs	Weighted- Average Remaining contractual life (years)	Aggregate intrinsic value	Redemption Date
#		$
305,530	0.7	351,360	2023-08-27

305,530	0.7	351,360

The fair value of restricted share units on their respective grant dates was determined using the Intrinsic Value model with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2021

Expected forfeiture rate	4.4%
Grant date fair value (CAD$)	$1.44

Warrants

In September 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 of our common shares at $1.00 per whole common share. In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 of our common shares at $0.75 per whole common share. In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per whole common share.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants outstanding is summarized as follows:

Warrant Activity	Outstanding Warrants	Number of shares to be issued upon exercise	Per share exercise price
	#	#	$

December 31, 2019	13,062,878	6,531,439	1.00

Issued	9,000,000	4,500,000	0.75

December 31, 2020	22,062,878	11,031,439	0.90

Issued	16,930,530	8,465,265	1.35
Exercised	(14,050,920)	(7,025,460)	0.98
Expired	(573,958)	(286,979)	1.00

December 31, 2021	24,368,530	12,184,265	1.16

Exercised	(7,638,000)	(3,819,000)	0.75

December 31, 2022	16,730,530	8,365,265	1.35

We received $2.9 million and $6.9 million from warrants exercised in the years ended December 31, 2022, and 2021, respectively. No warrants were exercised in the year ended December 31, 2020. The unexercised portion of the 2018 warrants expired in 2021.

As of December 31, 2022, the outstanding warrants were as follows:

Exercise price	Number of warrants	Weighted- average remaining contractual life (years)	Aggregate intrinsic value	Expiry
$	#		$
1.35	16,730,530	1.1	-	2024-02-04

1.35	16,730,530	1.1	-

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

Fair value calculations of stock options, restricted share units, and warrants

The Company estimates expected future volatility based on daily historical trading data of the Company’s common shares. The risk-free interest rates are determined by reference to Canadian Benchmark Bond Yield rates with maturities that approximate the expected life. The Company has never paid dividends and currently has no plans to do so. Forfeitures and expected lives were estimated based on actual historical experience.

Share-based compensation expense related to stock options and restricted share units is recognized net of estimated pre-vesting forfeitures, which results in expensing the awards that are ultimately expected to vest over the expected life.

13. Sales and Other Income

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements.

Revenue consists of:

	Year Ended December 31,
	2022		2021		2020
Revenue Summary	$	%	$	%	$	%

Company A	-	0.0%	-	0.0%	8,300	99.8%
Product sales	-	0.0%	-	0.0%	8,300	99.8%

Disposal fees	19	100.0%	16	100.0%	16	0.2%

	19	100.0%	16	100.0%	8,316	100.0%

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There was no carrying value related to the royalty on our balance sheet, therefore the entire amount was recognized as other income.

In 2020, the Company received proceeds of $893 thousand from the SBA PPP. In 2021 Q2, the Company received notifications that the principal amount of $893 thousand and accrued interest of approximately $10 thousand were forgiven under the terms of the SBA PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the year ended December 31, 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Cost of sales consists of the following:

	Year Ended December 31,
Cost of Sales	2022	2021	2020

Cost of product sales	-	-	5,166
Lower of cost or NRV adjustments	6,861	7,000	7,802

	6,861	7,000	12,968

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

Operating costs consist of the following:

	Year Ended December 31,
Operating Costs	2022	2021	2020

Exploration and evaluation	1,769	2,037	1,816
Development	4,686	1,922	1,097
General and administration	6,037	5,328	5,200
Accretion	460	486	576

	12,952	9,773	8,689

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

16. Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

	As of December 31,
Cash, Cash Equivalents, and Restricted Cash	2022	2021	2020

Cash and Cash Equivalents	33,003	46,189	4,268
Restricted cash	8,137	7,966	7,859

	41,140	54,155	12,127

Interest expense paid was $0.7 million, $0.8 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

17. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
Income (Loss) before Income Tax Provision	2022	2021	2020

United States	(15,638)	(13,438)	(11,164)
Canada	(1,481)	(9,470)	(3,561)

	(17,119)	(22,908)	(14,725)

There was no federal or state income tax provision (benefit) in the years presented above.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	As of December 31,
Deferred Tax Assets	2022	2021	2020

Deferred tax assets	13,243	12,841	11,184
Net operating losses - non-current	42,074	38,800	35,366
Total deferred tax assets	55,317	51,641	46,550

Valuation allowance	(55,317)	(51,641)	(46,550)

Net deferred taxes	-	-	-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $3,676, $5,090, and $6,017 during 2022, 2021, and 2020 respectively.

Net operating losses and tax credit carryforwards as of December 31, 2022, are as follows:

Income Tax Loss Carryforwards	Amount	Expiration Years

Net operating losses, federal (Pre-January 1, 2018)	79,699	2029 - 2035
Net operating losses, federal (Post December 31, 2017)	36,860	No expirations
Net operating losses, state	116,127	Varies by state
Net operating losses, Canada	43,243	2026 - 2040

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
Income Tax Rate Reconciliation	2022	2021	2020

Canadian Statutory rate	26.5%	26.5%	26.5%
State tax	-2.1%	4.2%	18.2%
Permanent differences	1.1%	-5.1%	-2.0%
True-ups and other	0.2%	-	0.8%
Effect of U.S. Federal Tax Rate Differential	-5.0%	-3.2%	-4.2%
Share issuance costs	3.4%	-	-
Change in valuation allowance	-25.6%	-22.4%	-39.3%
ITC credits	1.5%	-	-
	0.0%	0.0%	0.0%

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

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying  Consolidated Statements of Operations. There have been no income tax related interest or penalties assessed or recorded.

Other comprehensive loss was not subject to income tax effects and is therefore shown net of taxes.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

18. Commitments

Under the terms of its operating leases for storage and equipment, the Company is committed to minimum annual lease payments as follows:

Lease Payments

Years	Amount

2023	8
2024 and after	12

20

Principal payments required under debt agreements are as follows:

Principal Payments

Years	Amount

2023	5,409
2024	5,727

11,136

19. Subsequent Events

Sale of Inventory to DOE NNSA

Subsequent to year-end, on January 31, 2023, we delivered 100,000 pounds of domestically produced U3O8 to the DOE NNSA uranium reserve at a sales price of $64.47 per pound. We received proceeds of $6.4 million from the sale on February 8, 2023.

Equity Financing

Subsequent to year-end, on February 21, 2023, we announced the closing of an underwritten public offering of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares, which includes the full exercise of the underwriters’ option to purchase up to 5,100,000 additional common shares and accompanying warrants to purchase up to 2,550,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The warrants have an exercise price of $1.50 per whole common share and will expire three years from the date of issuance. The gross proceeds to the Company from were approximately $46.1 million, before deducting the underwriting discounts and commissions and other estimated offering expenses payable by Ur-Energy.

Ur-Energy Inc.
Notes to Consolidated Financial Statements
December 31, 2022

(expressed in thousands of U.S. dollars unless otherwise indicated)

20. Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, notes payable, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $40.6 million at risk on December 31, 2022, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2022.

Currency risk

As of December 31, 2022, we maintained a balance of approximately $2.0 million Canadian dollars.  The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of December 31, 2022 would not have a material effect on our results of operations, financial position, or cash flows.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.  As of December 31, 2022, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $1.2 million, and the current portion of notes payable of $5.4 million.  As of December 31, 2022, we had $33.0 million of cash and cash equivalents.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the years ended December 31, 2022, 2021, and 2020. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

