Form 10-Q
period 2023-03-31
UR-ENERGY INC
filed 2023-05-01
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐    No ☒

As of April 26, 2023, there were 264,726,804 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek as we return to commercial production levels; (ii) the timing for completion of ongoing development at Lost Creek and to determine future development and construction priorities for Shirley Basin; (iii) whether the results of the recent delineation drilling are indicative of additional mineralization; (iv) the ability to ramp-up to higher production levels in a timely and cost-effective manner; (v) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vi) continuing effects of supply-chain disruption and whether the Company will continue to anticipate and overcome such delays; (vii) the viability of our ongoing research and development efforts, including the timing and cost to implement and operate one or more of them; (viii) whether the new centralized services facility will provide the operational, financial and environmental benefits currently foreseen; (ix) the ability to complete additional favorable uranium sales agreements; (x) resolution of the continuing challenges within the uranium market, including supply and demand projections and whether recent increases in spot and term pricing will continue and be sustained; (xi) the impacts of the Russian invasion of Ukraine on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers; (xii) whether the U.S. and other nations implement significant and continuing sanctions on Russia with respect to imports of nuclear fuel; (xiii) whether proposals in Congress to support the nuclear industries will be made law and what effects they would have; and (xiv) impacts on the global markets of climate change initiatives of nations and multi-national companies. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 6, 2023.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	March 31, 2023	December 31, 2022

Assets
Current assets
Cash	3	77,276	33,003
Accounts receivable		10	8
Inventory	4	6,275	9,903
Prepaid expenses		1,198	1,030
Total current assets		84,759	43,944

Non-current assets
Restricted cash	5	8,223	8,137
Mineral properties	6	35,407	35,682
Capital assets	7	20,669	20,132
Total non-current assets		64,299	63,951
Total assets		149,058	107,895

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	8	1,858	1,168
Current portion of notes payable	9	5,444	5,366
Current portion of leases payable		58	-
Current portion of warrant liability	11	1,373	-
Environmental remediation accrual		69	69
Total current liabilities		8,802	6,603

Non-current liabilities
Notes payable	9	4,304	5,694
Lease liability		303	16
Asset retirement obligations	10	30,861	30,701
Warrant liability	11	8,232	2,382
Total non-current liabilities		43,700	38,793

Shareholders' equity
Share capital	12	293,611	258,646
Contributed surplus		19,965	19,843
Accumulated other comprehensive income		3,948	4,265
Accumulated deficit		(220,968)	(220,255)
Total shareholders' equity		96,556	62,499
Total liabilities and shareholders' equity		149,058	107,895

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three Months Ended March 31,
	Note	2023	2022

Sales	13	6,447	-
Cost of sales	14	(6,504)	(1,722)
Gross loss		(57)	(1,722)

Operating costs	15	(3,065)	(3,298)
Loss from operations		(3,122)	(5,020)

Net interest income (expense)		213	(174)
Warrant liability revaluation gain (loss)	11	1,867	(2,973)
Foreign exchange gain (loss)		336	(11)
Other income (loss)	13	(7)	1,250
Net loss		(713)	(6,928)

Foreign currency translation adjustment		(317)	(108)
Comprehensive loss		(1,030)	(7,036)

Loss per common share:
Basic		0.00	(0.03)
Diluted		0.00	(0.03)

Weighted average common shares:
Basic		241,893,816	217,254,138
Diluted		241,893,816	217,254,138

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Three Months Ended March 31,	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Exercise of stock options	12	239,422	244	(73)	-	-	171
Exercise of warrants	12	259,000	308	-	-	-	308
Shares issued for cash	12	1,214,774	2,128	-	-	-	2,128
Less share issue costs	12	-	(53)	-	-	-	(53)
Stock compensation		-	-	261	-	-	261
Comprehensive loss		-	-	-	(108)	(6,928)	(7,036)

March 31, 2022		218,495,890	250,946	20,228	4,034	(210,043)	65,165

December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Exercise of stock options	12	536,183	429	(131)	-	-	298
Shares issued for cash	12	39,491,000	37,528	-	-	-	37,528
Less share issue costs	12		(2,992)	-	-	-	(2,992)
Stock compensation		-	-	253	-	-	253
Comprehensive loss		-	-	-	(317)	(713)	(1,030)

March 31, 2023		264,726,804	293,611	19,965	3,948	(220,968)	96,556

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three Months Ended March 31,
	Note	2023	2022

Cash provided by (used for):

Operating activities
Net loss for the period		(713)	(6,928)

Items not affecting cash:
Stock based compensation		253	261
Net realizable value adjustments		2,875	1,722
Amortization of mineral properties		313	312
Depreciation of capital assets		473	456
Accretion expense		122	112
Amortization of deferred loan costs		11	11
Mark to market loss (gain)		(1,867)	2,973
Unrealized foreign exchange loss (gain)		(336)	11
Accounts receivable		(2)	(2)
Inventory		753	(1,722)
Prepaid expenses		(168)	(158)
Accounts payable and accrued liabilities		613	730
		2,327	(2,222)

Investing activities
Purchase of capital assets		(665)	(60)
		(665)	(60)

Financing activities
Issuance of common shares and warrants for cash	12	46,637	2,128
Share issue costs	12	(2,914)	(53)
Proceeds from exercise of warrants and stock options		298	365
Repayment of debt		(1,324)	-
		42,697	2,440

Effects of foreign exchange rate changes on cash		-	22

Increase in cash, cash equivalents, and restricted cash		44,359	180
Beginning cash, cash equivalents, and restricted cash		41,140	54,155
Ending cash, cash equivalents, and restricted cash	16	85,499	54,335

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
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

2. Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These interim consolidated financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2022. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these interim consolidated financial statements.

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	March 31, 2023	December 31, 2022

Cash on deposit	3,527	2,560
Money market funds	73,749	30,443
	77,276	33,003

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	March 31, 2023	December 31, 2022

Conversion facility inventory	6,275	9,903
	6,275	9,903

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $2,875 and $1,722 for the three months ended March 31, 2023, and March 31, 2022, respectively.

5. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	March 31, 2023	December 31, 2022

Cash pledged for reclamation	8,223	8,137
	8,223	8,137

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $28.4 million of coverage towards reclamation obligations are collateralized by the restricted cash.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

6. Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2022	3,280	17,688	14,714	35,682

Change in estimated reclamation costs	-	38	-	38
Depletion and amortization	(313)	-	-	(313)

March 31, 2023	2,967	17,726	14,714	35,407

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

Shirley Basin Project

The Company acquired additional Wyoming properties in 2013 when Ur-Energy USA Inc. purchased 100% of Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin mine, other Wyoming properties, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration.

Other U.S. properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Capital Assets

The Company’s capital assets consist of the following:

	March 31, 2023			December 31, 2022
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	4,022	(3,467)	555	3,486	(3,437)	49
Enclosures	34,845	(15,583)	19,262	34,379	(15,164)	19,215
Machinery and equipment	1,662	(1,022)	640	1,659	(1,007)	652
Furniture and fixtures	265	(149)	116	265	(144)	121
Information technology	1,122	(1,039)	83	1,114	(1,035)	79
Right of use assets	33	(20)	13	33	(17)	16
	41,949	(21,280)	20,669	40,936	(20,804)	20,132

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	March 31, 2023	December 31, 2022

Accounts payable	1,129	660
Accrued payroll liabilities	550	449
Accrued severance, ad valorem, and other taxes payable	179	59
	1,858	1,168

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debt.

Current and Long-term Debt	March 31, 2023	December 31, 2022

Current
State Bond Loan	5,487	5,409
Deferred financing costs	(43)	(43)
	5,444	5,366

Long-term
State Bond Loan	4,326	5,727
Deferred financing costs	(22)	(33)
	4,304	5,694

The schedule of remaining payments on outstanding debt as of March 31, 2023, is presented below.

Remaining Payments	Total	2023	2024	Final Payment

State Bond Loan
Principal	9,813	4,086	5,727	Oct-2024
Interest	572	365	207
	10,385	4,451	5,934

10. Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.23%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the wellfields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2022	30,701

Change in estimated reclamation costs	38
Accretion expense	122

March 31, 2023	30,861

The restricted cash discussed in note 5 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

11. Warrant Liability

In February 2021, we issued 16,930,530 warrants as part of an underwritten public offering with two warrants redeemable for one common share of the Company’s stock at a price of $1.35 per full share. The warrants will expire in February 2024.

In February 2023, we issued 39,100,000 warrants as part of an underwritten public offering with two warrants redeemable for one common share of the Company’s stock at a price of $1.50 per full share. The warrants will expire in February 2026.

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

The Company’s warrant liabilities consist of the following:

Warrant Liability Activity	Feb-2021 Warrants	Feb-2023 Warrants	Total

December 31, 2022	2,382	-	2,382

Warrants issued	-	9,109	9,109
Mark to market revaluation gain	(1,012)	(855)	(1,867)
Effects for foreign exchange rate changes	3	(22)	(19)

March 31, 2023	1,373	8,232	9,605

Warrant Liability Duration	Feb-2021 Warrants	Feb-2023 Warrants	Total

Current portion of warrant liability	1,373	-	1,373
Long-term warrant liability	-	8,232	8,232
	1,373	8,232	9,605

The fair value of the warrant liabilities on March 31, 2023, was determined using the Black-Scholes model with the following assumptions:

	Feb-2021	Feb-2023
Black-Scholes Assumptions as of March 31, 2023	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.8	2.9
Expected volatility	63.2%	72.5%
Risk free rate	3.7%	3.5%
Expected dividend rate	0.0%	0.0%
Exercise price	$1.35	$1.50
Market price	$1.06	$1.06

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

12. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 264,726,804 shares and 224,699,621 shares were issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.

On February 4, 2021, the Company closed an underwritten public offering of 14,722,200 common shares and accompanying warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The warrants have an exercise price of $1.35 per whole common share and will expire three years from the date of issuance. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 16,930,530 common shares and accompanying warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million.

On February 21, 2023, the Company closed an underwritten public offering of 34,000,000 common shares and accompanying warrants to purchase up to 17,000,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The warrants have an exercise price of $1.50 per whole common share and will expire three years from the date of issuance. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 5,100,000 common shares and warrants to purchase up to 2,550,000 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $46.1 million. After fees and expenses of $2.9 million, net proceeds to the Company were approximately $43.2 million.

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

Stock Option Activity	Outstanding Options	Weighted-average exercise price
	#	$
December 31, 2022	8,574,904	0.66

Granted	1,371,432	1.15
Exercised	(536,183)	0.55

March 31, 2023	9,410,153	0.74

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $0.3 million from options exercised in the three months ended March 31, 2023.  Stock-based compensation expense from stock options was $0.2 million for the three months ended March 31, 2023.

As of March 31, 2023, there was approximately $1.2 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.2 years under the Option Plan.

As of March 31, 2023, outstanding stock options are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$	#	years	$

0.69	807,997	0.4	300,789	807,997	0.4	300,789	2023-08-20
0.67	716,674	0.7	277,392	716,674	0.7	277,392	2023-12-14
0.58	2,335,005	1.6	1,110,984	2,335,005	1.6	1,110,984	2024-11-05
0.47	2,681,881	2.6	1,593,346	1,894,002	2.6	1,125,255	2025-11-13
1.06	1,322,164	3.4	-	566,911	3.4	-	2026-08-27
1.65	175,000	4.0	-	58,333	4.0	-	2027-03-14
1.15	1,371,432	4.8	-	-	-	-	2028-01-04
0.74	9,410,153	2.5	3,282,511	6,378,922	1.8	2,814,420

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the three months ended March 31, 2023 (approximately US$1.06), that would have been received by the option holders had they exercised their options on that date. There were 6,541,557 in‑the‑money stock options outstanding and 5,753,678 in-the-money stock options exercisable as of March 31, 2023.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the stock options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2023	2022

Expected forfeiture rate	5.3%	5.6%
Expected life (years)	3.8	3.9
Expected volatility	62.6%	72.7%
Risk free rate	1.5%	1.9%
Expected dividend rate	0.0%	0.0%
Weighted average exercise price (CAD$)	$1.55	$2.23
Black-Scholes value (CAD$)	$0.89	$1.22

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

Activity with respect to RSUs is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted-average Grant Date Fair Value
	#	$
December 31, 2022	305,530	1.14

Granted	342,852	1.15

March 31, 2023	648,382	1.14

Stock-based compensation expense from RSUs was $0.1 million for the three months ended March 31, 2023.

As of March 31, 2023, there was approximately $0.4 million unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.6 years under the RSU&EI Plan.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2023, outstanding RSUs were as follows:

Number of RSUs	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Redemption Date
#	Years	$

305,530	0.7	323,862	2023-08-27
342,852	1.8	363,423	2025-01-04
648,382	1.1	687,285

The fair value of restricted share units on their respective grant dates was determined using the Intrinsic Value Method with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2023	2022

Expected forfeiture rate	3.8%	Nil
Grant date fair value (CAD$)	$1.55	Nil

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per full share.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

The following represents warrant activity during the period ended March 31, 2023:

Warrant Activity	Outstanding Warrants	Number of Shares to be Issued Upon Exercise	Per Share Exercise Price
	#	#	$
December 31, 2022	16,730,530	8,365,265	1.35

Issued	39,100,000	19,550,000	1.50

March 31, 2023	55,830,530	27,915,265	1.46

No warrants were exercised in the three months ended March 31, 2023.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of March 31, 2023, outstanding warrants were as follows:

Exercise Price	Number of Warrants	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$

1.35	16,730,530	0.8	-	2024-02-04
1.50	39,100,000	2.9	-	2026-02-21

1.46	55,830,530	2.3	-

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

13. Sales and Other Income

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements. There was one sale of U3O8 to one customer in the three months ended March 31, 2023, and no sales in the three months ended March 31, 2022.

There were no disposal billings in the three months ended March 31, 2023, and March 31, 2022.

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Cost of sales consists of the following:

	Three Months Ended March 31,
Cost of Sales	2023	2022

Cost of product sales	3,629	-
Lower of cost or NRV adjustments	2,875	1,722

	6,504	1,722

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

Operating costs consist of the following:

	Three Months Ended March 31,
Operating Costs	2023	2022

Exploration and evaluation	371	539
Development	1,149	621
General and administration	1,422	2,026
Accretion	122	112

	3,065	3,298

16. Supplemental Information for Statement of Cash Flows

Cash, cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	March 31, 2023	March 31, 2022

Cash and cash equivalents	77,276	46,315
Restricted cash	8,223	8,020

	85,499	54,335

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Interest expense paid was $0.1 million and $0.2 million for the three months ended March 31, 2023, and 2022, respectively.

17. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, warrant liability and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $84.9 million at risk on March 31, 2023, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2023.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of March 31, 2023, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $1.9 million, and $5.4 million for the current portion of notes payable.

As of March 31, 2023, we had $77.3 million of cash and cash equivalents.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the three months ended March 31, 2023. The financial position of the Company may vary at the time that a change in interest rates occurs, causing the impact on the Company’s results to vary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion and analysis by management is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations and should be read in conjunction with the audited financial statements and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Ur-Energy has one wholly owned subsidiary, Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation, incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin Project in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 6, 2023.

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process uranium oxide (“U3O8”) for shipping to a third-party conversion facility to be weighed, assayed and stored until sold. After sale, when further processed, the uranium we have produced fuels carbon-free, emissions-free nuclear power which is a cost-effective, safe, and reliable form of electrical power. Nuclear power provides an estimated 50% of the carbon-free electricity in the U.S.

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

The year began with domestically produced U3O8 inventory being delivered to the national uranium reserve established by the U.S. Department of Energy (“DOE”), National Nuclear Security Administration (“NNSA”). We were among the contract awards made by the NNSA reserve program in December 2022, and we delivered 100,000 pounds of U3O8 in January 2023 at a sales price of $64.47 per pound. Proceeds of $6.4 million were received by the Company shortly after delivery.

We have two multi-year sales agreements which call for deliveries beginning in 2023 and continuing through 2028, with the possibility of deliveries continuing under one agreement into 2029. Including the January DOE NNSA sale, we expect to sell 280,000 pounds U3O8 in 2023 for $17.3 million and, together with the base amount of 600,000 pounds U3O8 to be sold annually 2024 – 2028, total anticipated revenues to the Company will be approximately $205 million.

Uranium Market Update

Several U.S. uranium companies, including Ur-Energy, and the sole U.S. uranium convertor were awarded contracts by the NNSA reserve program in December 2022. While there continue to be proposals in Washington to expand the national uranium reserve program beyond the one-year process initiated by DOE in June 2022, nothing has been finalized.

The Biden Administration continues to prioritize climate change initiatives, and its senior leaders, including DOE Secretary Granholm, have expressed an understanding that clean, carbon-free nuclear energy must be an integral part of those initiatives. Several pieces of federal legislation have been proposed which are intended to support nuclear energy. We continue to see signs of increased bipartisan support for the nuclear fuel industries.

We are watching other developments in Washington as bills are being considered in the House and Senate to cut off Russian imports of low-enriched uranium. The bills appear to have strong bipartisan and Department of Energy support, but the outcome remains uncertain. Any cessation of imports of nuclear fuel from Russia will introduce uncertainty into the supply chain as Russia is a major global supplier and the West has limited capacity to backfill any supply disruption. Congress is also considering steps to bolster U.S. nuclear fuel production capacity to mitigate the impact from global supply chain disruptions to nuclear utilities.

Global and domestic support for carbon free nuclear power continues to grow, as it becomes more widely recognized as the only scalable source of reliable, baseload energy. The World Nuclear Association reports that, globally, a total of 60 reactors are under active construction, an additional 100 reactors are on order or are planned, and over 300 reactors have been proposed. Notably, in the U.S., Southern Company’s Vogtle Unit 3 reached initial criticality in March 2023 and the company plans to start Vogtle Unit 4 in late 2023. These are the first reactors to come online in the U.S. in more than 27 years.

In April, the G7 nations vowed to accelerate decarbonization efforts through renewable energy development and support for greater nuclear capacity, in language which recognized that nuclear energy provides clean baseload energy, high-quality long-term jobs, economic growth and energy security. Indeed, the growing interest in nuclear power is based not only on its carbon free attributes, but also on nations’ objective to have energy security through energy independence. After Russia’s invasion of Ukraine, some European nations expedited their nuclear buildout programs to reduce their reliance on natural gas sourced from an increasingly violent and unreliable neighbor.

Supply-demand fundamentals also continue to strengthen with the supply gap widening as secondary inventories decline while projections are for sustained growth of nuclear power through traditional uses and the construction of advanced reactors of various types. Finally, projections for sustained growth of nuclear power globally in coming years continue to incentivize investment in the fuel cycle industries.

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

Lost Creek Property

Following our December 2022 decision to ramp up production levels at Lost Creek, we accelerated ongoing recruitment efforts for all operational and support positions for Lost Creek and, most recently, our Casper construction facility. Significantly, hiring of personnel has progressed to the point where all necessary operations staff are onboard to support required regulatory, safety, drilling, construction, wellfield, and plant activities. New hires have completed safety training and are at various stages of training with respect to their operating positions. The total number of employees assigned to Lost Creek now exceeds 50, with additional management, professional and support staff based in Casper and in Littleton, Colorado.

Although the winter of 2023 has been one for the record books, we have persevered and have been able to advance many of our objectives while continuing to target initial ramp up of production in 2023 Q2. Our earlier drilling and well installation activities, begun in late 2021, mean that Header House (HH) 2-4 is nearing final surface construction. HH 2-4 pipeline and powerline have been installed. Trenching, piping and wire placement to all individual wells is complete and the HH 2-4 building is set on its foundation. Work now focuses on finalizing electrical work, additional piping and instrument terminations.

Well installation has also progressed substantially into HH 2-5 to make it ready for construction when HH 2‑4 is complete, and staff have all necessary equipment to construct the header house. Long-lead items have also been ordered for the sixth and seventh header houses in the second mine unit at Lost Creek (MU2).

Our delineation drilling program saw 120 delineation holes completed within MU2 to facilitate final wellfield design for the next five header houses. This program was successful in providing better definition of resources for production planning. The primary target for the delineation drilling was the roll front system within the HJ Horizon which is the current production zone for MU2. In addition to the results within the HJ horizon, mineralization was routinely intersected in the underlying KM horizon. Additional drilling is scheduled to continue in this area during Q2 and Q3.

The delineation drill program also identified a previously unknown deeper portion of the mineralized redox trend along the northern edge of the drilled area. This is an indication that the regional trough of oxidation that controls the mineralized system deepens and extends to the north where there currently is no drill data within approximately 3,000 feet.

The first two mine units at Lost Creek (MU1 and MU2) have all appropriate permits necessary for a return to commercial level operations, including production resulting from ongoing MU2 construction and development. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. Currently, we await only approval by the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding HJ and KM horizons at LC East and HJ mine units at Lost Creek. We anticipate the LQD review will be complete in 2023 H1.

Department of Energy Uranium Reserve Program

In late 2020, Congress approved the appropriation of $75 million for the establishment of a new national uranium reserve through which the DOE, NNSA, was directed to purchase domestically produced uranium. In June 2022, NNSA issued a solicitation for proposals to purchase from uranium producers qualified under the solicitation up to one million pounds U3O8. In December 2022, we were awarded a contract to sell to the DOE NNSA uranium reserve 100,000 pounds of domestically produced U3O8 at a sales price of $64.47 per pound. That delivery was made in January 2023 and sales proceeds of $6.4 million were received shortly thereafter. Including the DOE NNSA sale, we anticipate selling 280,000 pounds U3O8 in 2023 at an average price of $61.89 for revenues of $17.3 million.

Shirley Basin

Our Shirley Basin Project stands construction ready, having received the source material license, permit to mine, plan of operations, and aquifer exemption for the project. These approvals represent the major permits required to begin construction of the Shirley Basin Project. Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Delineation and exploration drilling were completed historically, and wellfield, pipeline and header house layouts are finalized. The drilling program which was planned to commence in 2023 Q1 at Shirley Basin to complete the monitor well ring for the first mine unit was deferred due to winter weather conditions and higher priorities at Lost Creek.

Research and Development

We continue to pursue several research and development (“R&D”) projects with an objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. During Q1, we converted our provisional patent application with the U.S. Patent Office to a non-provisional patent application for our new injection well material and well installation technology. Following receipt of WDEQ authorization to proceed with field testing the materials and engineering, Phase One field testing was successfully completed in 2022 Q3-Q4.

The proposed method utilizes lower-cost materials which are generally available, even during current supply chain challenges. Field tests demonstrated a reduction in drill rig time on injection wells of approximately 75% compared with conventional methods, which also reduces environmental impacts. It is anticipated that the cost savings from reduced drill rig time will be partially offset by the need for additional in-house labor. Based on testing to date, it is anticipated that as much as a 49% savings on well installation costs may be realized on injection wells. We anticipate that Phase Two testing will be initiated in 2023 Q2.

We also continue to progress work on engineering of an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water. This project is in advanced-stage analyses and planning. The value of increasing the water recycling rate is an increased reduction in required wastewater disposal, and thus the need for multiple additional (and costly) deep disposal wells. An added benefit will be the recycling of the majority of bleed and process water which would otherwise be disposed of as waste. As contemplated, the system will also provide enhanced water filtration of injection fluids which will allow for removal of existing and future header house filtration systems.

Casper Operations Headquarters

Construction of our new multipurpose central services facility is nearly complete at our Casper, Wyoming operations headquarters. The new 6,000 square foot building will allow for centralized construction activities as well as housing our shared services chemistry laboratory. The additional facility will allow us to construct header houses for Lost Creek and, when built and operational, Shirley Basin. Building, wiring and automating header houses in Casper, as well as other construction activities, will provide numerous safety, environmental and financial advantages to our operations.

Equity Financing

On February 21, 2023, we announced the closing of an underwritten public offering of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares, which includes the full exercise of the underwriters’ option to purchase up to 5,100,000 additional common shares and accompanying warrants to purchase up to 2,550,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The warrants have an exercise price of $1.50 per whole common share and will expire three years from the date of issuance. The gross proceeds to the Company from the offering were approximately $46.1 million, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

Results of Operations

Reconciliation of Non-GAAP measures with US GAAP financial statement presentation

The U3O8 price and cost per pound measures included in the following tables do not have a standardized meaning within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance.  The following two tables provide a reconciliation of U3O8 price per pound sold and U3O8 cost per pound sold to the consolidated financial statements.

U3O8 Price per Pound Sold Reconciliation

	Unit	2023 Q1	YTD 2023

Sales per financial statements	$000	6,447	6,447
Disposal fees	$000	-	-
U3O8 sales	$000	6,447	6,447
U3O8 pounds sold	lb	100,000	100,000
U3O8 price per pound sold	$/lb	64.47	64.47

U3O8 Cost per Pound Sold Reconciliation

	Unit	2023 Q1	YTD 2023

Cost of sales per financial statements	$000	6,504	6,504
Lower of cost or NRV adjustment	$000	(2,875)	(2,875)
U3O8 cost of sales	$000	3,629	3,629
U3O8 pounds sold	lb	100,000	100,000
U3O8 cost per pound sold	$/lb	36.29	36.29

U3O8 Sales, Cost of Sales, and Gross Profit

Positive developments in the uranium markets continued to occur in 2022 and we were able to put in place new, multi-year, sales contracts. As previously announced, the Company made the decision to ramp up operations and production rates are expected to increase throughout the year. Initial deliveries into the term contracts will be made in 2023 Q3 and 2023 Q4.

During 2022, we submitted a bid to the U.S. DOE uranium reserve program. In December 2022, we were notified by the DOE that our bid was accepted, and 100,000 pounds U3O8 were delivered to the DOE on January 31, 2023.

The following U3O8 Sales, U3O8 Cost of Sales, and U3O8 Gross Profit tables present the sales, cost of sales, and gross profit related to the DOE sale in 2023 Q1.

U3O8 Sales

The following table provides information on our U3O8 sales during 2023 Q1. There were no comparable U3O8 sales in the three preceding quarters.

	Unit	2023 Q1	YTD 2023

U3O8 Sales by Product

U3O8 Sales
Produced	$000	2,789	2,789
Purchased	$000	3,658	3,658
	$000	6,447	6,447

U3O8 Pounds Sold
Produced	lb	43,259	43,259
Purchased	lb	56,741	56,741
	lb	100,000	100,000

U3O8 Price per Pounds Sold
Produced	$/lb	64.47	64.47
Purchased	$/lb	64.47	64.47
	$/lb	64.47	64.47

U3O8 Sales by Contract

U3O8 Sales
Term contracts	$000	6,447	6,447
Spot contracts	$000	-	-
	$000	6,447	6,447

U3O8 Pounds Sold
Term contracts	lb	100,000	100,000
Spot contracts	lb	-	-
	lb	100,000	100,000

U3O8 Price per Pounds Sold
Term contracts	$/lb	64.47	64.47
Spot contracts	$/lb	-	-
	$/lb	64.47	64.47

During 2022, we purchased 40,000 pounds U3O8 at $49.50 per pound. The pounds were purchased with the intention of selling them to the U.S. DOE uranium reserve program. In December 2022, we were notified by the DOE that our bid was accepted, and 100,000 pounds U3O8 were delivered to the DOE on January 31, 2023 at an average price per pound sold of $64.47.

U3O8 Cost of Sales

The following table provides information on our U3O8 cost of sales during 2023 Q1. There was no comparable U3O8 cost of sales in the three preceding quarters.

	Unit	2023 Q1	YTD 2023

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	26	26
Cash costs	$000	805	805
Non-cash costs	$000	383	383
Produced	$000	1,214	1,214
Purchased	$000	2,415	2,415
	$000	3,629	3,629

U3O8 Pounds Sold
Produced	lb	43,259	43,259
Purchased	lb	56,741	56,741
	lb	100,000	100,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.60	0.60
Cash costs	$/lb	18.61	18.61
Non-cash costs	$/lb	8.85	8.85
Produced	$/lb	28.06	28.06
Purchased	$/lb	42.56	42.56
	$/lb	36.29	36.29

The 100,000 pounds sold to the DOE consisted of 43,259 produced pounds and 56,741 purchased pounds.  During 2022, we purchased 40,000 pounds U3O8 at $49.50 per pound, which increased the average cost per pound purchased to $42.56. The average cost per produced pound sold was $28.06, and together with the purchased pounds, the average cost per pound sold was $36.29.

U3O8 Gross Profit

The following table provides information on our U3O8 gross profit during 2023 Q1. There was no comparable U3O8 gross profit in the three preceding quarters.

	Unit	2023 Q1	YTD 2023

U3O8 Gross Profit by Product

U3O8 Sales	$000	2,789	2,789
Produced	$000	3,658	3,658
Purchased	$000	6,447	6,447

U3O8 Cost of Sales
Produced	$000	1,214	1,214
Purchased	$000	2,415	2,415
	$000	3,629	3,629

U3O8 Gross Profit
Produced	$000	1,575	1,575
Purchased	$000	1,243	1,243
	$000	2,818	2,818

U3O8 Pounds Sold
Produced	lb	43,259	43,259
Purchased	lb	56,741	56,741
	lb	100,000	100,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	36.41	36.41
Purchased	$/lb	21.91	21.91
	$/lb	28.18	28.18

U3O8 Gross Profit Margin
Produced	%	56.5%	56.5%
Purchased	%	34.0%	34.0%
	%	43.7%	43.7%

The average price per pound sold was $64.47 and the average cost per pound sold was $36.29, which resulted in an average gross profit per pound sold of $28.18 and an average gross profit margin of nearly 44%.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds.

	Unit	2022 Q2	2022 Q3	2022 Q4	2023 Q1	2023 YTD

U3O8 Production

Pounds captured	lb	83	74	85	156	156
Pounds drummed	lb	-	-	-	-	-
Pounds shipped	lb	-	-	-	-	-
Pounds purchased	lb	-	40,000	-	-	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	1,223	1,279	1,357	1,498
Plant inventory	lb	-	-	-	-
Conversion inventory - produced	lb	267,049	267,049	267,049	223,790
Conversion inventory - purchased	lb	16,741	56,741	56,741	-
	lb	285,013	325,069	325,147	225,288

Value
In-process inventory	$000	-	-	-	-
Plant inventory	$000	-	-	-	-
Conversion inventory - produced	$000	7,488	7,488	7,488	6,275
Conversion inventory - purchased	$000	435	2,415	2,415	-
	$000	7,923	9,903	9,903	6,275

Cost per Pound
In-process inventory	$/lb	-	-	-	-
Plant inventory	$/lb	-	-	-	-
Conversion inventory - produced	$/lb	28.04	28.04	28.04	28.04
Conversion inventory - purchased	$/lb	25.98	42.56	42.56	-
	$/lb	27.80	30.46	30.46	27.85

Produced conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.59	0.59	0.59
Cash cost	$/lb	18.60	18.60	18.60	18.60
Non-cash cost	$/lb	8.85	8.85	8.85	8.85
	$/lb	28.04	28.04	28.04	28.04

During 2020, we intentionally reduced production operations at Lost Creek in response to the depressed state of the uranium market at that time. As a result, production rates declined significantly and remained low through 2022.  Following our decision to ramp up in late 2022, production rates are expected to increase throughout the year. As new production is added to inventory, the average cost per pound produced is likely to increase until production rates approach targeted levels.

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

The following table summarizes the results of operations for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022	Change

Sales	6,447	-	6,447
Cost of sales	(6,504)	(1,722)	(4,782)
Gross loss	(57)	(1,722)	1,665

Operating costs	(3,065)	(3,298)	233
Gain loss from operations	(3,122)	(5,020)	1,898

Net interest expense	213	(174)	387
Warrant mark to market gain (loss)	1,867	(2,973)	4,840
Foreign exchange gain (loss)	336	(11)	347
Other income (loss)	(7)	1,250	(1,257)
Net loss	(713)	(6,928)	6,215

Foreign currency translation adjustment	(317)	(108)	(209)
Comprehensive loss	(1,030)	(7,036)	6,006

Loss per common share:
Basic	0.00	(0.03)	0.03
Diluted	0.00	(0.03)	0.03

U3O8 pounds sold	100,000	-	100,000

U3O8 price per pound sold	64.47	-	64.47

U3O8 cost per pound sold	36.29	-	36.29

U3O8 gross profit per pound sold	28.18	-	28.18

Sales

In the first three months of 2023, we sold 100,000 pounds to the U.S. DOE uranium reserve program at an average price of $64.47. There were no sales of U3O8 in the first three months of 2022.

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

In the three months ended March 31, 2023, and March 31, 2022, cost of sales in the consolidated financial statements included lower of cost or NRV adjustments of $2.9 million and $1.7 million, respectively. With production rates held to intentionally lower levels, nearly all production costs during 2023 and 2022 were charged to cost of sales as NRV adjustments.

Excluding the NRV adjustments, cost of sales related to the DOE U3O8 sale in the three months ended March 31, 2023, was $3.6 million, or approximately $36.29 per pound on average. The 100,000-pound DOE sale included 43,259 produced pounds at an average cost of $28.06 per pound and 56,741 purchased pounds at an average cost of $42.56 per pound.

Gross Profit (Loss)

The gross losses in the consolidated financial statements for the three months ended March 31, 2023, and March 31, 2022, were $0.1 million and $1.7 million, respectively. The gross losses included NRV adjustments of $2.9 million and $1.7 million, respectively. Excluding the NRV adjustments, the gross profit related to the DOE U3O8 sale in the three months ended March 31, 2023, was $2.8 million, or approximately $28.18 per pound on average. The gross profit was $36.41 per produced pound sold and $21.91 per purchased pound sold.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022	Change

Exploration and evaluation	371	539	(168)
Development	1,149	621	528
General and administration	1,422	2,026	(604)
Accretion	123	112	11

	3,065	3,298	(233)

Total operating costs for the three months ended March 31, 2023, and March 31, 2022, were $3.1 million and $3.3 million, respectively. The decrease was primarily due to lower labor costs in 2023 due to the timing of 2022 bonus payments and temporarily paying 2022 salaries to both a chief executive officer and a president.  This was partially offset by the increase in development costs for MU2.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Total exploration and evaluation expense decreased approximately $0.2 million in 2023 Q1, compared to 2022 Q1. Lower labor accounted for the majority of the difference. When our Vice President Regulatory Affairs assumed the Chief Executive Officer position, the Vice President position was not replaced, which resulted in lower labor costs within the exploration and evaluation department.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage and is considered a development project. The $0.5 million increase in development expense for the three months ended March 31, 2023, relates to the MU2 advance development program currently underway. The largest increase related to hiring additional staff for the construction of the mine unit infrastructure. In addition, the Wyoming winter has been one of the harshest on record resulting in unusually high expenditures for the rental of snow removal and heating equipment as well as the use of outside contractors to clear the roads leading to the mine.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. The $0.6 million decrease for the three months ended March 31, 2023, was primarily due to the timing of 2022 bonus payments and briefly paying 2022 salaries to both Mr. Klenda, the retiring CEO and President, and Mr. Cash, the new Chief Executive Officer during the transition that followed Mr. Klenda’s retirement announcement. Mr. Cash became the President and Chief Executive Officer after the transition was completed.

Other Income and Expenses

Interest rates have been increasing since 2022, resulting in an increase in interest income on restricted cash and invested operating funds. The Company held more cash following the February 2023 underwritten public offering, which also increased interest income. At the same time, interest expense, which is primarily from the Wyoming bond loan, has been declining with the resumption of principal payments. As that rate is fixed, the increase in rates has not affected those payments.

For the three months ended March 31, 2023, the warrant liability mark to market revaluation resulted in a $1.9 million gain. As a part of the February 2021 and February 2023 underwritten public offerings, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur-Energy Inc. entity is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period. The Company’s stock price, volatility, and other factors used in the Black-Scholes model can lead to significant increases and decreases in the warrant liability and corresponding mark to market gains and losses.

Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s U.S. dollar bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. For the three months ended March 31, 2023, the average U.S. dollar balance in the entity’s bank accounts was higher following the February 2023 underwritten public offering.  Changes in foreign exchange rates on the higher U.S dollar account balances resulted in a $0.3 million gain.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet, therefore the entire amount was recognized as other income.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three months ended March 31, 2023, and 2022, were nil and $0.03, respectively.  The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

Cash, cash equivalents, and restricted cash increased from the December 31, 2022 balance of $33.0 million to $77.3 million as of March 31, 2023. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury bills. During the three months ended March 31, 2023, we generated $2.3 million from operating activities, used $0.7 million for investing activities, and generated $42.7 million from financing activities.

Operating activities generated cash of $2.3 million for the three months ended March 31, 2023. We sold 100,000 pounds of U3O8 for $6.4 million. We spent $2.1 million on production related cash costs, spent $2.7 million on operating costs, and received $0.2 million of interest income (net of loan interest expense of $0.1 million).

Investing activities used $0.7 million during the period for payments for the acquisition of additional vehicles and work associated with ongoing capital projects such as the construction of the Casper shop and lab building.

Financing activities provided $42.7 million cash in 2023. We received net proceeds of $43.2 million from the public offering, $0.5 million from the sale of common shares through our At Market Facility, and $0.3 million from the exercise of warrants and stock options.  This was partially offset by a $1.3 million principal payment on the Wyoming bond.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets at the Lost Creek Project. As of March 31, 2023, the balance of the State Bond Loan was $9.8 million.

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

On December 17, 2021, we entered into an amendment to the Sales Agreement (“Amendment No. 1” and together with the Sales Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. In February 2023, in conjunction with our underwritten public offering, we filed a prospectus supplement by which we decreased the amount of common stock offered pursuant to the Amended Sales Agreement, such that we are offering up to an aggregate of $15,000,000 of our common stock from and after that date, not including the common shares previously sold.

For the three months ended March 31, 2023, we utilized the Amended Sales Agreement for gross proceeds of $0.5 million from sales of 391,000 common shares. No shares have been sold under the Amended Sales Agreement since the February prospectus supplement was filed.

2021 Underwritten Public Offering

On February 4, 2021, the Company closed a $15.2 million underwritten public offering of 16,930,530 common shares and accompanying warrants to purchase up to 8,465,265 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million.

2023 Underwritten Public Offering

On February 21, 2023, the Company closed a $46.1 million underwritten public offering of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The gross proceeds to Ur‑Energy from this offering were approximately $46.1 million. After fees and expenses of $2.9 million, net proceeds to the Company were approximately $43.2 million.

Liquidity Outlook

As of April 26, 2023, our unrestricted cash position was $73.0 million.

During 2022, we were able to put in place new, multi-year, sales contracts and expect to realize revenues of $17.3 million from the sale of 280,000 pounds of uranium in 2023. We had 323,790 pounds of conversion facility inventory on December 31, 2022. Deliveries into the new contracts in 2023 are expected to be made from existing conversion facility inventory. We delivered 100,000 pounds to the DOE NNSA on January 31, 2023. As of April 26, 2023, we had 223,790 pounds U3O8 in our conversion facility inventory, of which 180,000 pounds will be delivered in two equal installments in 2023 Q3 and Q4.  The Company expects to deliver 600,000 pounds into the new sales contracts in 2024 at pricing that is above current spot prices.

Our unrestricted cash position and expected proceeds from uranium sales are expected to be used to cover production and development costs as we ramp up production at Lost Creek and for on-going corporate overhead including loan payments on the Wyoming bond loan.

Looking Ahead

Our ramp-up decision in December 2022 laid our foundation for 2023. We have continued the Lost Creek advance construction and development program and have steadily progressed hiring of staff and engagement of contractors for the development work ahead as we return to commercial production operations at Lost Creek. We continue to diligently work to optimize processes and refine production plans, supported by our experienced Lost Creek operational staff and new hires. We continue to target HH 2-4 coming online in Q2.

Construction of our centralized services facility is nearly complete at our operations headquarters in Casper, Wyoming. The new 6,000 square foot building is adjacent to our office building and will house the construction shop and chemistry lab. We will be able to consolidate our header house construction and lab analyses in support of the Lost Creek operation, and the development and future operation of the Shirley Basin Project. With all major permits and authorizations for our Shirley Basin Project now in hand, we stand ready to construct the mine when market conditions support the placement of new off-take sales contracts for the project.

The rally in uranium spot prices which began in 2021 continues to date, with price per-pound during Q1 remaining at about $50/lb. Moreover, nuclear utilities and other purchasers are back in the market, resulting in some sustained strengthening of term pricing.

Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to expand. The Biden Administration also continues to voice support for clean energy and the nuclear industry. G7 nations are prioritizing nuclear energy as clean energy which provides nations with baseload energy, high-quality jobs, economic growth and, importantly, greater energy security.

These changing sentiments and stronger prices enabled us to secure multi-year sales agreements with leading nuclear companies. Our first two agreements call for annual delivery of a base amount of 600,000 pounds of U3O8 over a five-year period, beginning in 2024. In 2023 H2, we will deliver into the first sales commitments under these agreements. Sales prices are anticipated to be profitable on a Company-wide, all-in cost basis, and are escalated annually from initial pricing in 2023 and 2024.

Bills are pending in both the House and Senate to cut off Russian imports of low-enriched uranium. The bills appear to have strong bipartisan and Department of Energy support, but the outcome remains uncertain. Any cessation of imports of nuclear fuel from Russia will introduce uncertainty into the supply chain since Russia is a major global supplier and the West has limited capacity to backfill any supply disruption. Additionally, Congress is considering steps to further bolster U.S. nuclear fuel production capacity to mitigate the impact from global supply chain disruptions to nuclear utilities which supply nearly 20% of U.S. electricity and 50% of the U.S. carbon free electricity.

Our cash position as of April 26, 2023, was $73.0 million. We look forward to delivering existing and future Lost Creek production into our sales contracts. As noted, we have sufficient conversion facility inventory on hand to meet 2023 deliveries and, with the DOE sale in Q1, anticipate selling a total of 280,000 pounds U3O8 at an average price of $61.89 for proceeds of $17.3 million this year.

We will continue to closely monitor the uranium markets, and other developments in the nuclear energy market and from Congress, which may positively affect the uranium production industry and provide the opportunity to put in place additional off-take contracts at pricing sufficient to justify further expansion of production. As always, we will focus on maintaining safe and compliant operations.

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

Outstanding Share Data

As of April 26, 2023, we had outstanding 264,726,804 common shares and 9,410,153 options to acquire common shares.

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

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $84.9 million at risk on March 31, 2023, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2023.

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

Currency risk

As of March 31, 2023, we maintained a balance of approximately C$2.1 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $53.95 per pound U3O8 as of April 26, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended March 31, 2023, from those risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date of Report	Exhibit	Filed Herewith

10.1	Amendment to Employment Agreement with John W. Cash				x

10.2	Amendment to Employment Agreement with Steven M. Hatten				x

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				x

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				x

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	Inline XBRL Instance Document				x

101.SCH	Inline XBRL Schema Document				x

101.CAL	Inline XBRL Calculation Linkbase Document				x

101.DEF	Inline XBRL Definition Linkbase Document				x

101.LAB	Inline XBRL Labels Linkbase Document				x

101.PRE	Inline XBRL Presentation Linkbase Document				x

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				x

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: May 1, 2023	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

