Form 10-Q
period 2023-06-30
UR-ENERGY INC
filed 2023-08-07
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of August 3, 2023, there were 264,934,249 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek as we continue with ramp up of commercial production levels; (ii) the timing for completion of ongoing development at Lost Creek, including bringing additional header houses online; (iii) the timing for future development and construction priorities for Shirley Basin; (iv) our ability to ramp-up to higher production levels in a timely and cost-effective manner including timely delivery into our contracts and at what profit margins; (v) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vi) continuing effects of supply-chain disruption and whether the Company will continue to anticipate and overcome such delays; (vii) the viability of our ongoing research and development efforts, including the timing and cost to implement and operate one or more of them; (viii) whether the new centralized services facility will provide the operational, financial and environmental benefits currently foreseen; (ix) the ability to complete additional favorable uranium sales agreements; (x) resolution of the continuing challenges within the uranium market, including supply and demand projections and whether recent increases in spot and term pricing will continue and be sustained; (xi) the impacts of global geopolitical events including the war in Ukraine on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers; (xii) whether the U.S. and other nations implement significant and continuing sanctions on Russia with respect to imports of nuclear fuel; (xiii) whether proposals in Congress to support the nuclear industries will be made law and what effects they would have; and (xiv) impacts on the global markets of climate change initiatives of nations and multi-national companies. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 6, 2023.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	June 30, 2023	December 31, 2022

Assets
Current assets
Cash	3	67,958	33,003
Accounts receivable		41	8
Inventory	4	6,275	9,903
Prepaid expenses		1,180	1,030
Total current assets		75,454	43,944

Non-current assets
Restricted cash	5	8,323	8,137
Mineral properties	6	35,096	35,682
Capital assets	7	20,735	20,132
Total non-current assets		64,154	63,951
Total assets		139,608	107,895

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	8	1,750	1,168
Current portion of notes payable	9	5,523	5,366
Current portion of lease liability		70	-
Current portion of warrant liability	11	692	-
Environmental remediation accrual		69	69
Total current liabilities		8,104	6,603

Non-current liabilities
Notes payable	9	2,893	5,694
Lease liability		336	16
Asset retirement obligations	10	30,985	30,701
Warrant liability	11	7,879	2,382
Total non-current liabilities		42,093	38,793

Shareholders' equity
Share capital	12	293,601	258,646
Contributed surplus		20,231	19,843
Accumulated other comprehensive income		3,831	4,265
Accumulated deficit		(228,252)	(220,255)
Total shareholders' equity		89,411	62,499
Total liabilities and shareholders' equity		139,608	107,895

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2023	2022	2023	2022

Sales	13	39	19	6,486	19
Cost of sales	14	(2,951)	(1,662)	(9,455)	(3,384)
Gross loss		(2,912)	(1,643)	(2,969)	(3,365)

Operating costs	15	(6,019)	(3,460)	(9,084)	(6,758)
Loss from operations		(8,931)	(5,103)	(12,053)	(10,123)

Net interest income (expense)		460	(163)	673	(337)
Warrant liability revaluation gain	11	1,194	4,888	3,061	1,915
Foreign exchange gain (loss)		(14)	21	322	10
Other income	13	7	4	-	1,254
Net loss		(7,284)	(353)	(7,997)	(7,281)

Foreign currency translation adjustment		(117)	158	(434)	50
Comprehensive loss		(7,401)	(195)	(8,431)	(7,231)

Loss per common share:
Basic		(0.03)	-	(0.03)	(0.03)
Diluted		(0.03)	-	(0.03)	(0.03)

Weighted average common shares:
Basic		264,826,804	219,146,082	253,373,385	218,205,337
Diluted		264,826,804	219,146,082	253,373,385	218,205,337

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Six Months Ended June 30, 2023	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Exercise of stock options	12	536,183	429	(131)	-	-	298
Shares issued for cash	12	39,491,000	37,528	-	-	-	37,528
Share issue costs	12	-	(2,992)	-	-	-	(2,992)
Stock compensation		-	-	253	-	-	253
Comprehensive income (loss)		-	-	-	(317)	(713)	(1,030)

March 31, 2023		264,726,804	293,611	19,965	3,948	(220,968)	96,556

Share issue costs	12	-	(10)	-	-	-	(10)
Stock compensation		-	-	266	-	-	266
Comprehensive income (loss)		-	-	-	(117)	(7,284)	(7,401)

June 30, 2023		264,726,804	293,601	20,231	3,831	(228,252)	89,411

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Six Months Ended June 30, 2022	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Exercise of stock options	12	239,422	244	(73)	-	-	171
Exercise of warrants	12	259,000	308	-	-	-	308
Shares issued for cash	12	1,214,774	2,128	-	-	-	2,128
Share issue costs	12	-	(53)	-	-	-	(53)
Stock compensation		-	-	261	-	-	261
Comprehensive income (loss)		-	-	-	(108)	(6,928)	(7,036)

March 31, 2022		218,495,890	250,946	20,228	4,034	(210,043)	65,165

Exercise of stock options	12	80,603	81	(25)	-	-	56
Shares issued for cash	12	669,535	1,185	-	-	-	1,185
Share issue costs	12	-	(30)	-	-	-	(30)
Stock compensation		-	-	464	-	-	464
Comprehensive income (loss)		-	-	-	158	(353)	(195)

June 30, 2022		219,246,028	252,182	20,667	4,192	(210,396)	66,645

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Six Months Ended June 30,
	Note	2023	2022

Cash provided by (used for):

Operating activities
Net loss for the period		(7,997)	(7,281)

Items not affecting cash:
Stock based compensation		519	725
Net realizable value adjustments		5,826	3,384
Amortization of mineral properties		624	624
Depreciation of capital assets		973	909
Accretion expense		247	225
Amortization of deferred loan costs		22	22
Warrant liability revaluation gain		(3,061)	(1,915)
Unrealized foreign exchange gain		(316)	(7)
Changes in non-cash working capital:
Accounts receivable		(33)	(11)
Inventory		(2,198)	(3,384)
Prepaid expenses		(150)	(243)
Accounts payable and accrued liabilities		582	556
		(4,962)	(6,396)

Investing activities
Purchase of capital assets		(1,186)	(85)
		(1,186)	(85)

Financing activities
Issuance of common shares and warrants for cash	12	46,637	3,313
Share issue costs	12	(3,002)	(83)
Proceeds from exercise of warrants and stock options		297	421
Repayment of debt		(2,666)	-
		41,266	3,651

Effects of foreign exchange rate changes on cash		23	(32)

Increase in cash, cash equivalents, and restricted cash		35,141	(2,862)
Beginning cash, cash equivalents, and restricted cash	16	41,140	54,155
Ending cash, cash equivalents, and restricted cash		76,281	51,293

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
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

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under Subpart 1300 to Regulation S-K (“S-K 1300”), the Company has not determined whether the property contains mineral reserves. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	June 30, 2023	December 31, 2022

Cash on deposit	2,639	2,560
Money market accounts	65,319	30,443
	67,958	33,003

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	June 30, 2023	December 31, 2022

Conversion facility inventory	6,275	9,903
	6,275	9,903

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $5,826 and $3,384 for the six months ended June 30, 2023, and June 30, 2022, respectively.

5. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	June 30, 2023	December 31, 2022

Cash pledged for reclamation	8,323	8,137
	8,323	8,137

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted money market accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds totaling $28.4 million and $28.3 million as of June 30, 2023, and December 31, 2022, respectively, provide coverage for the reclamation obligations and are collateralized by the restricted cash.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

6. Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Property	Other U.S. Properties	Total

December 31, 2022	3,280	17,688	14,714	35,682

Change in estimated reclamation costs	-	38	-	38
Depletion and amortization	(624)	-	-	(624)

June 30, 2023	2,656	17,726	14,714	35,096

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

Shirley Basin Property

The Company acquired additional Wyoming properties in 2013 when Ur-Energy USA Inc. purchased 100% of Pathfinder Mines Corporation (“Pathfinder”). Assets acquired in this transaction include the Shirley Basin property, other Wyoming properties, and development databases. Pathfinder was acquired for aggregate consideration of $6.7 million, the assumption of $5.7 million in estimated asset reclamation obligations, and other consideration.

Other U.S. Properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, insurance, and other holding costs in anticipation of future exploration efforts.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Capital Assets

The Company’s capital assets consist of the following:

	June 30, 2023			December 31, 2022
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	4,171	(3,516)	655	3,486	(3,437)	49
Enclosures	35,046	(16,002)	19,044	34,379	(15,164)	19,215
Machinery and equipment	1,838	(1,038)	800	1,659	(1,007)	652
Furniture and fixtures	265	(154)	111	265	(144)	121
Information technology	1,144	(1,031)	113	1,114	(1,035)	79
Right of use assets	14	(2)	12	33	(17)	16
	42,478	(21,743)	20,735	40,936	(20,804)	20,132

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	June 30, 2023	December 31, 2022

Accounts payable	1,151	660
Accrued payroll liabilities	477	449
Accrued severance, ad valorem, and other taxes payable	122	59
	1,750	1,168

9. Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued, and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal was scheduled to be paid in 28 quarterly installments commencing January 1, 2015.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments resumed on October 1, 2022, and the last payment is due on October 1, 2024.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

The following table summarizes the Company’s current and long-term debt.

Current and Long-term Debt	June 30, 2023	December 31, 2022

Current
State Bond Loan	5,566	5,409
Deferred financing costs	(43)	(43)
	5,523	5,366

Long-term
State Bond Loan	2,904	5,727
Deferred financing costs	(11)	(33)
	2,893	5,694

The schedule of remaining payments on outstanding debt as of June 30, 2023, is presented below.

Remaining Payments	Total	2023	2024	Final Payment

State Bond Loan
Principal	8,470	2,743	5,727	Oct-2024
Interest	431	224	207
	8,901	2,967	5,934

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

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2022	30,701

Change in estimated reclamation costs	37
Accretion expense	247

June 30, 2023	30,985

The restricted cash discussed in note 5 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
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

The Company’s warrant liabilities consist of the following:

Warrant Liability Activity	Feb-2021 Warrants	Feb-2023 Warrants	Total

December 31, 2022	2,382	-	2,382

Warrants issued	-	9,109	9,109
Mark to market revaluation gain	(1,706)	(1,355)	(3,061)
Effects for foreign exchange rate changes	16	125	141

June 30, 2023	692	7,879	8,571

Warrant Liability Duration	Feb-2021 Warrants	Feb-2023 Warrants	Total

Current portion of warrant liability	692	-	692
Long-term warrant liability	-	7,879	7,879
	692	7,879	8,571

The fair value of the warrant liabilities on June 30, 2023, was determined using the Black-Scholes model with the following assumptions:

	Feb-2021	Feb-2023
Black-Scholes Assumptions as of June 30, 2023	Warrants	Warrants

Expected forfeiture rate	-	-
Expected life (years)	0.6	2.6
Expected volatility	51.4%	73.5%
Risk free rate	4.5%	4.3%
Expected dividend rate	-	-
Exercise price	$1.35	$1.50
Market price	$1.05	$1.05

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

12. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 264,726,804 shares and 224,699,621 shares were issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.

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

On February 21, 2023, the Company closed an underwritten public offering of 34,000,000 common shares and accompanying warrants to purchase up to 17,000,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The warrants have an exercise price of $1.50 per whole common share and will expire three years from the date of issuance. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 5,100,000 common shares and warrants to purchase up to 2,550,000 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $46.1 million. After fees and expenses of $3.0 million, net proceeds to the Company were approximately $43.1 million.

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company's stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on June 2, 2023. Eligible participants under the Option Plan include directors, officers, employees, and consultants of the Company. Under the terms of the Option Plan, grants of options will vest over a three-year period: one-third on the first anniversary, one-third on the second anniversary, and one-third on the third anniversary of the grant. The term of the options is five years.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

Stock Option Activity	Outstanding Options	Weighted-average Exercise Price
	#	$
December 31, 2022	8,574,904	0.66

Granted	1,371,432	1.15
Exercised	(536,183)	0.55
Forfeited	(11,826)	1.15

June 30, 2023	9,398,327	0.75

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $0.3 and $0.2 million from options exercised in the six months ended June 30, 2023, and June 30, 2022, respectively. Stock-based compensation expense from stock options was $0.2 million and $0.4 million for the three and six months ended June 30, 2023, and $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, there was approximately $1.1 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.0 years under the Option Plan.

As of June 30, 2023, outstanding stock options are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$	#	years	$
0.70	807,997	0.1	281,137	807,997	0.1	281,137	2023-08-20
0.69	716,674	0.5	260,182	716,674	0.5	260,182	2023-12-14
0.60	2,335,005	1.4	1,059,226	2,335,005	1.4	1,059,226	2024-11-05
0.48	2,681,881	2.4	1,540,507	1,894,002	2.4	1,087,939	2025-11-13
1.09	1,322,164	3.2	-	566,911	3.2	-	2026-08-27
1.68	175,000	3.7	-	58,333	3.7	-	2027-03-14
1.17	1,359,606	4.5	-	-	-	-	2028-01-04
0.75	9,398,327	2.2	3,141,052	6,378,922	1.6	2,688,484

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the six months ended June 30, 2023 (approximately US$1.05), that would have been received by the option holders had they exercised their options on that date. There were 6,541,557 in‑the‑money stock options outstanding and 5,753,678 in-the-money stock options exercisable as of June 30, 2023.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of stock options granted in the six months ended June 30, 2023 was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2023

Expected forfeiture rate	5.3%
Expected life (years)	4.0
Expected volatility	74.7%
Risk free rate	3.5%
Expected dividend rate	-
Weighted average exercise price (CAD$)	$1.55
Black-Scholes value (CAD$)	$0.89

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

Activity with respect to RSUs is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted-average Grant Date Fair Value
	#	$
December 31, 2022	305,530	1.14

Granted	342,852	1.15
Forfeited	(2,957)	1.15

June 30, 2023	645,425	1.14

Stock-based compensation expense from RSUs was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, there was approximately $0.3 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.4 years under the RSU&EI Plan.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2023, outstanding RSUs were as follows:

Number of RSUs	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Redemption Date
#	years	$
305,530	0.2	320,807	2023-08-27
339,895	1.5	356,890	2025-01-04
645,425	0.9	677,697

The fair value of restricted share units granted in the six months ended June 30, 2023 was determined using the Intrinsic Value Method with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2023

Expected forfeiture rate	3.8%
Grant date fair value (CAD$)	$1.55

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per full share.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

The following represents warrant activity during the period ended June 30, 2023:

Warrant Activity	Outstanding Warrants	Number of Shares to be Issued Upon Exercise	Per Share Exercise Price
	#	#	$
December 31, 2022	16,730,530	8,365,265	1.35

Issued	39,100,000	19,550,000	1.50

June 30, 2023	55,830,530	27,915,265	1.46

No warrants were exercised in the six months ended June 30, 2023.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2023, outstanding warrants were as follows:

Exercise Price	Number of Warrants	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$
1.35	16,730,530	0.6	-	2024-02-04
1.50	39,100,000	2.6	-	2026-02-21

1.46	55,830,530	2.0	-

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

13. Sales and Other Income

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements. The Company also receives disposal fee revenues, which are not related to the sale of U3O8.

Revenues for the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
	2023		2022
Revenue Summary	$	%	$	%

Customer A	6,447	99.4%	-	-
U3O8 sales	6,447	99.4%	-	-

Disposal fees	39	0.6%	19	100.0%

	6,486	100.0%	19	100.0%

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There was no carrying value related to the royalty on our balance sheet therefore the entire amount was recognized as other income.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
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

Cost of sales consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Cost of Sales	2023	2022	2023	2022

Cost of product sales	-	-	3,629	-
Lower of cost or NRV adjustments	2,951	1,662	5,826	3,384
	2,951	1,662	9,455	3,384

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

Operating costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Costs	2023	2022	2023	2022

Exploration and evaluation	804	460	1,175	999
Development	3,089	1,328	4,238	1,949
General and administration	2,002	1,559	3,424	3,585
Accretion	124	113	247	225
	6,019	3,460	9,084	6,758

16. Supplemental Information for Statement of Cash Flows

Cash, cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	June 30, 2023	June 30, 2022

Cash and cash equivalents	67,958	43,267
Restricted cash	8,323	8,026
	76,281	51,293

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Interest expense paid was $0.3 million and $0.4 million for the six months ended June 30, 2023, and 2022, respectively.

17. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, warrant liability and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $75.7 million at risk on June 30, 2023, should the financial institutions with which these amounts are invested be rendered insolvent.  The Company does not consider any of its financial assets to be impaired as of June 30, 2023.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of June 30, 2023, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $1.8 million, and $5.5 million for the current portion of notes payable.

As of June 30, 2023, we had $68.0 million of cash and cash equivalents.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the six months ended June 30, 2023. The financial position of the Company may vary at the time that a change in interest rates occurs, causing the impact on the Company’s results to vary.

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

Incorporated on March 22, 2004, Ur-Energy is an exploration stage issuer, as that term is defined by the SEC. We are engaged in uranium recovery and processing activities, including the acquisition, exploration, development, and operation of uranium mineral properties in the U.S. We are operating our first in situ recovery uranium facility at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our common shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

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

Our Lost Creek wellfield is permitted and licensed for annual recovery of up to 1.2 million pounds U3O8. The processing facility at Lost Creek, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8 to process material from other sources. We expect that the Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which we anticipate the need only for a satellite plant. However, the Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

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

We now have three multi-year sales agreements, having recently added a third agreement to our contract book which calls for deliveries of 100,000 pounds U3O8 annually 2025 – 2027. Collectively, the agreements call for deliveries beginning in 2023 and continuing through 2028, with the possibility of deliveries continuing under one agreement into 2029. Including the January DOE NNSA sale, we expect to sell 280,000 pounds U3O8 in 2023 for $17.3 million. With the addition of our third multi-year sales agreement, our current anticipated revenues 2023 – 2028 will be approximately $220 million.

Uranium Market Update

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

Bills are pending in the House and Senate which would restrict or cut off Russian imports of low-enriched uranium. While the bills appear to have strong bipartisan and Department of Energy support, the outcome remains uncertain. Any cessation of imports of nuclear fuel from Russia will introduce uncertainty into the supply chain as Russia is a major global supplier and the West has limited capacity to backfill any supply disruption. Congress is also considering steps to bolster U.S. nuclear fuel production capacity to mitigate the impact from global supply chain disruptions to nuclear utilities.

Global and domestic support for carbon free nuclear power continues to grow, as it becomes more widely recognized as the only scalable source of reliable, baseload energy. The World Nuclear Association reports that, globally, a total of 60 reactors are under active construction, an additional 100 reactors are on order or are planned, and over 300 reactors have been proposed. Notably, in the U.S., Southern Company’s Vogtle Unit 3 commenced commercial operations in July 2023 and the company plans to start Vogtle Unit 4 in late 2023. These are the first reactors to come online in the U.S. in more than 27 years.

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

Lost Creek Property

During the quarter, we successfully started production flow from Header House 2-4 (HH 2-4), marking the return to commercial production operations at Lost Creek. This restart follows our December 2022 decision to ramp up production levels, and subsequent recruitment efforts for all operational and support positions for Lost Creek.

The challenging Wyoming winter of 2023 persisted into Q2, with Lost Creek experiencing additional challenges in April. Nonetheless, our advance preparations and construction program since the ramp-up decision allowed for the start-up of HH 2-4 in mid-May. We have continued to refine wellfield operations since. Production grade and rates noticeably increased late in June. Production rates are expected to continue to increase as additional header houses in Mine Unit 2 (MU2) come online, including HH 2-5 later this year. Additional header houses will come online thereafter based upon our production targets for delivery into our sales commitments.

Drilling and well installation continues in areas planned for HH 2-5 and HH 2-6. Additionally, delineation drilling is ongoing related to pattern design for other areas of MU2. Long-lead items continue to be ordered, and currently such lead items are ordered through HH 2-10 in MU2, with all procurement of construction materials completed through planned 2023 construction. Surface construction of injection and production systems for HH 2-5 are well advanced including the installation of pipelines, powerlines, downhole equipment and the header house building including its primary motor control, piping and controls.

In early July, we began the drilling and construction of an additional deep disposal well at Lost Creek, with the drilling phase completed prior to month end. We expect the well will be completed and tested in 2023 Q3. Once tested, we will obtain remaining regulatory approvals. Further procurement and installation of powerline, pipeline and injection equipment will enable anticipated operations in late 2023 or 2024 Q1.

While hiring efforts for a limited number of remaining positions continue, all necessary operations staff are onboard to support required regulatory, safety, drilling, construction, wellfield, and plant activities. Most recently, our Casper construction facility has been fully staffed. New hires have completed safety training and are at various stages of training with respect to their operating positions. The total number of employees assigned to Lost Creek and our Casper construction facility exceeds 50, with additional management, professional and support staff based in Casper and in Littleton, Colorado.

The first two mine units at Lost Creek (MU1 and MU2) have all appropriate permits necessary for a return to commercial level operations, including production resulting from ongoing MU2 construction and development. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. We await only the approval by the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding HJ and KM horizons at LC East and HJ mine units at Lost Creek. We anticipate the LQD review will be complete in 2023.

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

Research and Development

We continue to pursue several research and development projects with an objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. Phase Two testing of our new injection well material and well installation technology will continue this year as priorities in operations at Lost Creek allow.

We also continue to progress work on engineering of an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water. This project is in advanced-stage planning, and we anticipate design and construction plans to progress through 2023 H2.

The value of increasing the water recycling rate will be a further reduction in required wastewater disposal, and thus the need for multiple additional (and costly) deep disposal wells. An added benefit will be the recycling of the majority of bleed and process water which would otherwise be disposed of as waste. As contemplated, the system will also provide enhanced water filtration of injection fluids which will allow for removal of existing and future header house filtration systems.

Casper Operations Headquarters

Construction of our new multipurpose central services facility in Casper was completed during the quarter. Our fully staffed Casper construction team is now hard at work constructing, wiring and automating the next header house for installation at Lost Creek. Additionally, our chemist and other professional staff have installed and set up the new, fully licensed chemistry laboratory. This new facility will allow us to conduct these functions for Lost Creek and, when built and operational, Shirley Basin. We anticipate that centralizing these activities in Casper will provide numerous safety, environmental and financial advantages to our operations, including a reduction of commuting vehicles and related emissions.

Results of Operations

Reconciliation of Non-GAAP measures with US GAAP financial statement presentation

The following tables include measures such as U3O8 sales, U3O8 cost of sales, U3O8 gross profit, U3O8 pounds sold, U3O8 price per pound sold, U3O8 cost per pound sold, and U3O8 gross profit per pound sold. These measures do not have standardized meanings within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. The following two tables provide a reconciliation of U3O8 price per pound sold and U3O8 cost per pound sold to the consolidated financial statements. U3O8 sales, U3O8 cost of sales, U3O8 gross profit, and the related cost per pound measures exclude disposal fees and lower of cost or NRV adjustments.

U3O8 Price per Pound Sold Reconciliation

	Unit	2023 Q1	2023 Q2	YTD 2023

Sales per financial statements	$000	6,447	39	6,486
Disposal fees	$000	-	(39)	(39)
U3O8 sales	$000	6,447	-	6,447
U3O8 pounds sold	lb	100,000	-	100,000
U3O8 price per pound sold	$/lb	64.47	-	64.47

U3O8 Cost per Pound Sold Reconciliation

	Unit	2023 Q1	2023 Q2	YTD 2023

Cost of sales per financial statements	$000	6,504	2,951	9,455
Lower of cost or NRV adjustment	$000	(2,875)	(2,951)	(5,826)
U3O8 cost of sales	$000	3,629	-	3,629
U3O8 pounds sold	lb	100,000	-	100,000
U3O8 cost per pound sold	$/lb	36.29	-	36.29

U3O8 Sales, Cost of Sales, and Gross Profit

Positive developments in the uranium markets continued to occur in 2022 and we were able to put in place new, multi-year, sales contracts. As previously announced, the Company made the decision to ramp up operations and production rates are expected to increase throughout the year. Initial deliveries into the new term contracts will be made in 2023 Q3 and 2023 Q4.

During 2022, we submitted a bid to the U.S. DOE uranium reserve program. In December 2022, we were notified by the DOE that our bid was accepted, and 100,000 pounds U3O8 were delivered to the DOE on January 31, 2023.

The following U3O8 Sales, U3O8 Cost of Sales, and U3O8 Gross Profit tables present the sales, cost of sales, and gross profit related to the DOE sale in 2023 Q1.

U3O8 Sales

The following table provides information on our U3O8 sales during 2023. There were no comparable U3O8 sales in 2022.

	Unit	2023 Q1	2023 Q2	YTD 2023

U3O8 Sales by Product

U3O8 Sales
Produced	$000	2,789	-	2,789
Purchased	$000	3,658	-	3,658
	$000	6,447	-	6,447

U3O8 Pounds Sold
Produced	lb	43,259	-	43,259
Purchased	lb	56,741	-	56,741
	lb	100,000	-	100,000

U3O8 Price per Pounds Sold
Produced	$/lb	64.47	-	64.47
Purchased	$/lb	64.47	-	64.47
	$/lb	64.47	-	64.47

U3O8 Sales by Contract

U3O8 Sales
Term contracts	$000	6,447	-	6,447
Spot contracts	$000	-	-	-
	$000	6,447	-	6,447

U3O8 Pounds Sold
Term contracts	lb	100,000	-	100,000
Spot contracts	lb	-	-	-
	lb	100,000	-	100,000

U3O8 Price per Pounds Sold
Term contracts	$/lb	64.47	-	64.47
Spot contracts	$/lb	-	-	-
	$/lb	64.47	-	64.47

During 2022, we purchased 40,000 pounds U3O8 at $49.50 per pound. The pounds were purchased with the intention of selling them to the U.S. DOE uranium reserve program. In December 2022, we were notified by the DOE that our bid was accepted, and 100,000 pounds U3O8 were delivered to the DOE on January 31, 2023, at an average price per pound sold of $64.47.

U3O8 Cost of Sales

The following table provides information on our U3O8 cost of sales during 2023. There was no comparable U3O8 cost of sales in 2022.

	Unit	2023 Q1	2023 Q2	YTD 2023

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	26	-	26
Cash costs	$000	805	-	805
Non-cash costs	$000	383	-	383
Produced	$000	1,214	-	1,214
Purchased	$000	2,415	-	2,415
	$000	3,629	-	3,629

U3O8 Pounds Sold
Produced	lb	43,259	-	43,259
Purchased	lb	56,741	-	56,741
	lb	100,000	-	100,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.60	-	0.60
Cash costs	$/lb	18.61	-	18.61
Non-cash costs	$/lb	8.85	-	8.85
Produced	$/lb	28.06	-	28.06
Purchased	$/lb	42.56	-	42.56
	$/lb	36.29	-	36.29

The 100,000 pounds sold to the DOE consisted of 43,259 produced pounds and 56,741 purchased pounds.  During 2022, we purchased 40,000 pounds U3O8 at $49.50 per pound, which increased the average cost per pound purchased to $42.56. The average cost per produced pound sold was $28.06, and together with the purchased pounds, the average cost per pound sold was $36.29.

U3O8 Gross Profit

The following table provides information on our U3O8 gross profit during 2023. There was no comparable U3O8 gross profit in 2022.

	Unit	2023 Q1	2023 Q2	YTD 2023

U3O8 Gross Profit by Product

U3O8 Sales
Produced	$000	2,789	-	2,789
Purchased	$000	3,658	-	3,658
	$000	6,447	-	6,447

U3O8 Cost of Sales
Produced	$000	1,214	-	1,214
Purchased	$000	2,415	-	2,415
	$000	3,629	-	3,629

U3O8 Gross Profit
Produced	$000	1,575	-	1,575
Purchased	$000	1,243	-	1,243
	$000	2,818	-	2,818

U3O8 Pounds Sold
Produced	lb	43,259	-	43,259
Purchased	lb	56,741	-	56,741
	lb	100,000	-	100,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	36.41	-	36.41
Purchased	$/lb	21.91	-	21.91
	$/lb	28.18	-	28.18

U3O8 Gross Profit Margin
Produced	%	56.5%	-	56.5%
Purchased	%	34.0%	-	34.0%
	%	43.7%	-	43.7%

The average price per pound sold was $64.47 and the average cost per pound sold was $36.29, which resulted in an average gross profit per pound sold of $28.18 and an average gross profit margin of nearly 44%.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds.

	Unit	2022 Q3	2022 Q4	2023 Q1	2023 Q2	2023 YTD

U3O8 Production

Pounds captured	lb	74	85	156	4,392	4,548
Pounds drummed	lb	-	-	-	-	-
Pounds shipped	lb	-	-	-	-	-
Pounds purchased	lb	40,000	-	-	-	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	1,279	1,357	1,498	5,801
Plant inventory	lb	-	-	-	-
Conversion inventory - produced	lb	267,049	267,049	223,790	223,790
Conversion inventory - purchased	lb	56,741	56,741	-	-
	lb	325,069	325,147	225,288	229,591

Value
In-process inventory	$000	-	-	-	-
Plant inventory	$000	-	-	-	-
Conversion inventory - produced	$000	7,488	7,488	6,275	6,275
Conversion inventory - purchased	$000	2,415	2,415	-	-
	$000	9,903	9,903	6,275	6,275

Cost per Pound
In-process inventory	$/lb	-	-	-	-
Plant inventory	$/lb	-	-	-	-

Conversion inventory - produced	$/lb	28.04	28.04	28.04	28.04
Conversion inventory - purchased	$/lb	42.56	42.56	-	-
Conversion inventory average	$/lb	30.58	30.58	28.04	28.04

Produced conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.59	0.59	0.59
Cash cost	$/lb	18.60	18.60	18.60	18.60
Non-cash cost	$/lb	8.85	8.85	8.85	8.85
	$/lb	28.04	28.04	28.04	28.04

During 2020, we intentionally reduced production operations at Lost Creek in response to the depressed state of the uranium market at that time. As a result, production rates declined significantly and remained low through 2022. Following our decision to ramp up in late 2022, production rates began to increase in late 2023 Q2 and are expected to increase throughout the year. As new production is added to inventory, the average cost per pound produced is likely to increase until production rates approach targeted levels.

Three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022

The following table summarizes the results of operations for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

Sales	39	19	20	6,486	19	6,467
Cost of sales	(2,951)	(1,662)	(1,289)	(9,455)	(3,384)	(6,071)
Gross loss	(2,912)	(1,643)	(1,269)	(2,969)	(3,365)	396

Operating costs	(6,019)	(3,460)	(2,559)	(9,084)	(6,758)	(2,326)
Loss from operations	(8,931)	(5,103)	(3,828)	(12,053)	(10,123)	(1,930)

Net interest income (expense)	460	(163)	623	673	(337)	1,010
Warrant mark to market gain (loss)	1,194	4,888	(3,694)	3,061	1,915	1,146
Foreign exchange gain (loss)	(14)	21	(35)	322	10	312
Other income	7	4	3	-	1,254	(1,254)
Net loss	(7,284)	(353)	(6,931)	(7,997)	(7,281)	(716)

Foreign currency translation adjustment	(117)	158	(275)	(434)	50	(484)
Comprehensive loss	(7,401)	(195)	(7,206)	(8,431)	(7,231)	(1,200)

Loss per common share:
Basic	(0.03)	-	(0.03)	(0.03)	(0.03)	-
Diluted	(0.03)	-	(0.03)	(0.03)	(0.03)	-

U3O8 pounds sold	-	-	-	100,000	-	100,000

U3O8 price per pound sold	-	-	-	64.47	-	64.47

U3O8 cost per pound sold	-	-	-	36.29	-	36.29

U3O8 gross profit per pound sold	-	-	-	28.18	-	28.18

Sales

In the first six months of 2023, we sold 100,000 pounds to the U.S. DOE uranium reserve program at an average price of $64.47. There were no sales of U3O8 in the first six months of 2022.

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

Cost of sales consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Cost of Sales	2023	2022	2023	2022

Cost of product sales	-	-	3,629	-
Lower of cost or NRV adjustments	2,951	1,662	5,826	3,384
	2,951	1,662	9,455	3,384

For the three months ended June 30, cost of sales increased to $3.0 million in 2023 from $1.7 million in 2022.  The increase reflects the Company’s decision to ramp up operations and increase production rates.  As expected, production costs have risen in advance of production rate increases, which did not begin until late 2023 Q2.  As a result, cost of sales in the financial statements included lower of cost or NRV adjustment of $3.0 million and $1.7 million for the three months ended June 30, 2023, and 2022, respectively.

Similarly for the six months ended June 30, cost of sales increased to $9.5 million in 2023 from $3.4 million in 2022. With production rates held to intentionally lower levels in 2022 and only just beginning to increase late in 2023 Q2, nearly all production costs during 2023 and 2022 were charged to cost of sales as NRV adjustments, except for the costs related to the 2023 DOE U3O8 sale as discussed below. As a result, cost of sales in the financial statements included lower of cost or NRV adjustment of $5.8 million and $3.4 million for the three months ended June 30, 2023.

Following the Company’s decision to ramp up operations, production rates began to increase in late 2023 Q2 and are expected to increase throughout the year. As production levels rise, lower of cost or NRV adjustments should decrease accordingly.

Cost of sales related to the DOE U3O8 sale, which occurred during the six months ended June 30, 2023, were $3.6 million, or approximately $36.29 per pound on average. The 100,000-pound DOE sale included 43,259 produced pounds at an average cost of $28.06 per pound and 56,741 purchased pounds at an average cost of $42.56 per pound.

Gross Profit (Loss)

The gross losses in the consolidated financial statements for the three and six months ended June 30, 2023, were $2.9 million and $3.0 million, respectively. The gross losses in the consolidated financial statements for the three and six months ended June 30, 2022, were $1.6 million and $3.4 million, respectively. The gross losses included the NRV adjustments as discussed above.

Excluding the NRV adjustments, the gross profit related to the DOE U3O8 sale in the six months ended June 30, 2023, was $2.8 million, or approximately $28.18 per pound on average. The gross profit was $36.41 per produced pound sold and $21.91 per purchased pound sold.

Operating Costs

Operating costs include exploration and evaluation expense, development expense, general and administration expense, and accretion expense.

The following table summarizes the operating costs for the three and six months ended June 30, 2023, and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

Exploration and evaluation	804	460	344	1,175	999	176
Development	3,089	1,328	1,761	4,238	1,949	2,289
General and administration	2,002	1,559	443	3,424	3,585	(161)
Accretion	124	113	11	247	225	22
	6,019	3,460	2,559	9,084	6,758	2,326

Total operating costs of $6.0 million in 2023 Q2 were $2.6 million more than operating costs in 2022 Q2. Total operating costs of $9.1 million for the six months ended June 30, 2023 were $2.3 million more than operating costs in 2022. The increases were primarily due to increased development costs for MU2 as the Company ramped up operations in 2023.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Total exploration and evaluation expense increased approximately $0.2 million in the six months ended June 30, 2023, compared to 2022. Higher labor accounted for most of the difference and reflects staffing increases within the departments.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage and is considered a development project. The $2.3 million increase in development expense for the six months ended June 30, 2023, primarily relates to the MU2 advanced development program currently underway. The largest increases related to additional staffing and drilling costs. In addition, the Wyoming winter was one of the harshest on record and resulted in unusually high expenditures for snow removal, heating equipment, and the use of outside contractors to provide transportation to the site when roads were impassable.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. The $0.2 million decrease for the six months ended June 30, 2023, was primarily due to lower labor and stock compensation costs.

Other Income and Expenses

Interest rates have been increasing since 2022 and the Company held more cash following the February 2023 underwritten public offering, both of which increased interest income. At the same time, interest expense from the Wyoming bond loan, has been declining following the resumption of principal payments.

For the six months ended June 30, 2023, the warrant liability mark to market revaluation resulted in a $3.1 million gain, compared to $1.9 million gain in 2022. As a part of the February 2021 and February 2023 underwritten public offerings, we sold warrants that were priced in U.S. dollars. Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, a derivative financial liability was created. The liability was originally calculated, and is revalued monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss resulting from the revaluation of the liability is reflected in other income and expenses for the period. The Company’s stock price, volatility, and other factors used in the Black-Scholes model can lead to significant increases and decreases in the warrant liability and corresponding mark to market gains and losses.

Because the functional currency of the Ur‑Energy Inc. entity is Canadian dollars, the entity’s U.S. dollar bank account is revalued into Canadian dollars and any gain or loss resulting from changes in the currency rates is reflected in other income and expenses for the period. Immediately following the February 2023 underwritten public offering, the U.S. dollar balance in the entity’s bank accounts was significantly higher for a brief period of time until most of the funds were transferred to the Company’s U.S. bank where they would be needed.  Changes in foreign exchange rates on the higher U.S dollar account balances resulted in a $0.3 million gain in 2023 Q1, which is still reflected in the foreign exchange gain for the six months ended June 30, 2023.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet, therefore the entire amount was recognized as other income.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and six months ended June 30, 2023, were $0.03 and $0.03, respectively. For the three and six months ended June 30, 2022, the losses per share were nil and $0.03, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash flow, our cash, cash equivalents, and restricted cash increased from the December 31, 2022 balance of $41.1 million to $76.3 million as of June 30, 2023. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury funds. During the six months ended June 30, 2023, we spent $5.0 million on operating activities, used $1.2 million for investing activities, and generated $41.3 million from financing activities.

Operating activities used cash of $5.0 million for the six months ended June 30, 2023. We sold 100,000 pounds of U3O8 for $6.4 million, received $0.7 million in interest income (net of loan interest expense of $0.2 million), and had $0.5 of favorable working capital movements. We spent $4.3 million on production-related cash costs and $8.3 million on operating costs.

Investing activities used $1.2 million during the six months ended June 30, 2023.  We spent $0.8 million on the construction of the Casper shop and lab building.  In addition, we acquired additional vehicles and conducted work associated with other ongoing capital projects.

Financing activities provided $41.3 million cash in 2023. We received net proceeds of $43.1 million from the public offering, $0.5 million from the sale of common shares through our At Market Facility, and $0.3 million from the exercise of warrants and stock options.  This was partially offset by $2.7 million of principal payments on the Wyoming bond.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets of the Lost Creek Project. As of June 30, 2023, the balance of the State Bond Loan was $8.5 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments resumed on October 1, 2022, and the last payment will be due on October 1, 2024. After the quarterly loan payment was made on July 1, 2023, the remaining principal balance was $7.1 million as of August 3, 2023.

Universal Shelf Registration and At Market Facility

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), relating to our common shares. On June 7, 2021, we amended and restated the Sales Agreement to include Cantor Fitzgerald & Co. (“Cantor,” and together with B. Riley Securities, the “Agents”) as a co-agent. Under the Sales Agreement, as amended, we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agents for aggregate sales proceeds of up to $50 million. The Sales Agreement was filed in conjunction with a universal shelf registration statement on Form S-3 which had become effective May 27, 2020, and has now expired.

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

On June 28, 2023, we filed a new universal shelf registration statement on Form S-3 with the SEC through which we may offer and sell, from time to time, in one or more offerings, at prices and terms to be determined, up to $175 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or senior and subordinated debt securities. The registration statement became effective July 19, 2023, for a three-year period.

On July 19, 2023, we entered into a further amendment to the Amended Sales Agreement (“Amendment No. 2” and hereafter the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement.

For the six months ended June 30, 2023, we utilized the Amended Sales Agreement for gross proceeds of $0.5 million from sales of 391,000 common shares.

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

2023 Underwritten Public Offering

On February 21, 2023, the Company closed a $46.1 million underwritten public offering of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The gross proceeds to Ur‑Energy from this offering were approximately $46.1 million. After fees and expenses of $3.0 million, net proceeds to the Company were approximately $43.1 million.

Liquidity Outlook

As of August 3, 2023, our unrestricted cash position was $63.7 million.

During 2022, we were able to put in place new, multi-year, sales contracts and expect to realize revenues of $17.3 million from the sale of 280,000 pounds of uranium in 2023. We had 323,790 pounds of conversion facility inventory on December 31, 2022. We delivered 100,000 pounds to the DOE NNSA on January 31, 2023. As of August 3, 2023, we had 223,790 pounds U3O8 in our conversion facility inventory, of which 180,000 pounds will be delivered in two equal installments in 2023 Q3 and Q4. The Company expects to deliver nearly 600,000 pounds into the new sales contracts in 2024 at pricing that is above current spot prices.

Our unrestricted cash position and expected proceeds from uranium sales are expected to be used to cover production and development costs as we ramp up production at Lost Creek and for on-going corporate overhead including loan payments on the Wyoming bond loan.

Looking Ahead

Our ramp-up decision in December 2022 laid our foundation for 2023. Notwithstanding the winter endured in Wyoming this year, we were able to advance our wellfield construction and development plans to return to commercial production operations at Lost Creek, with the production flow initiated from HH 2-4 in May. Production rates increased noticeably in June. We continue to diligently work to optimize processes and refine production plans, supported by our experienced Lost Creek operational staff and new hires. We expect HH 2‑5 will also be brought online this year. Additional header houses will come online thereafter based upon our production targets for delivery into our sales commitments.

Construction of our centralized services facility is complete at our Company-owned operations headquarters in Casper, Wyoming. The new 6,000 square foot building houses our construction shop and fully licensed chemistry lab. We are now able to consolidate our header house construction and lab analyses in support of Lost Creek and other future operations.

The Casper facility will also support the development and future operation of the Shirley Basin Project. With all major permits and authorizations for our Shirley Basin Project in place, we stand ready to construct the mine when market conditions support the placement of new off-take sales contracts for the project.

Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to expand. The Biden Administration also continues to voice support for clean energy and the nuclear industry. G7 nations are prioritizing nuclear energy as clean baseload energy which provides nations with high-quality jobs, economic growth and, importantly, greater energy security.

Uranium spot prices during Q2 remained above $50/lb. U3O8, with much of the period experiencing prices in the mid-$50s per pound U3O8. Nuclear utilities and other purchasers are back in the market, resulting in sustained term pricing.

These stronger prices enabled us to secure multi-year sales agreements with leading nuclear companies. We now have three agreements that call for combined annual delivery of a base amount of 600,000 – 700,000 pounds of U3O8 over a five-year period, beginning in 2024. Sales prices are anticipated to be profitable on a Company-wide, all-in cost basis, and are escalated annually from initial pricing. In 2023 H2, we will deliver into the first sales commitments under these agreements.

Bills are pending in both the House and Senate to cut off Russian imports of low-enriched uranium. While the bills appear to have strong bipartisan and Department of Energy support, the outcome remains uncertain. Any cessation of imports of nuclear fuel from Russia will introduce uncertainty into the supply chain since Russia is a major global supplier and the West has limited capacity to backfill any supply disruption. Additionally, Congress is considering steps to further bolster U.S. nuclear fuel production capacity to mitigate the impact from global supply chain disruptions to nuclear utilities which supply nearly 20% of U.S. electricity and 50% of the U.S. carbon free electricity.

Our cash position as of August 3, 2023, was $63.7 million and we have 223,790 pounds U3O8 in our conversion facility inventory. We look forward to delivering existing and future Lost Creek production into our sales contracts. As noted, we have sufficient conversion facility inventory on hand to meet our remaining 2023 deliveries and, with the DOE sale in Q1, anticipate selling a total of 280,000 pounds U3O8 at an average price of $61.89 for proceeds of $17.3 million this year with average gross profit margins expected to be above 40%.

We will continue to closely monitor the uranium markets, and other developments in the nuclear energy market, which may positively affect the uranium production industry and provide the opportunity to put in place additional off-take contracts at pricing sufficient to justify further expansion of production. As always, we will focus on maintaining safe and compliant operations.

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

Inventory and Cost of Sales

Our inventories are valued at the lower of cost or net realizable value based on projected revenues from the sale of that product. We are allocating all costs of operations of the Lost Creek facility to the inventory valuation at various stages of production except for wellfield and disposal well costs which are treated as development expenses when incurred. Depreciation of facility enclosures, equipment, and asset retirement obligations as well as amortization of the acquisition cost of the related property is also included in the inventory valuation. We do not allocate any administrative or other overhead to the cost of the product.

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

Outstanding Share Data

As of August 3, 2023, we had outstanding 264,934,249 common shares and 9,190,882 options to acquire common shares.

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

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $75.7 million at risk on June 30, 2023, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2023.

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

Currency risk

As of June 30, 2023, we maintained a balance of approximately C$1.6 million in Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $56.50 per pound U3O8 as of August 3, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

There have been no material changes for the three months ended June 30, 2023, from those risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

UR-ENERGY INC.

Date: August 7, 2023	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

