Form 10-Q
period 2023-09-30
UR-ENERGY INC
filed 2023-10-30
CIK 1375205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐  No ☒

As of October 26, 2023, there were 265,989,118 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek as we continue to ramp up and operate at commercial production levels; (ii) the timing for ongoing hiring and training of staff at Lost Creek, and the related timing for construction and development work, including bringing additional header houses online; (iii) future development and construction priorities and timelines for Shirley Basin, including timing for a decision to commence construction-related activities and whether our current projections for buildout are able to be met; (iv) our ability to ramp-up to higher production levels at Lost Creek in a timely and cost-effective manner including timely delivery into our contracts and at what profit margins; (v) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vi) continuing effects of supply-chain disruption, and challenges in the labor market, and whether the Company will continue to anticipate and overcome such delays; (vii) the viability of our ongoing research and development efforts, including the timing and cost to permit, implement and operate one or more of them; (viii) whether the new centralized services facility will provide the operational, financial and environmental benefits currently foreseen; (ix) the ability to complete additional favorable uranium sales agreements, including whether fuel buyers will remain in the market and continue to focus on North American product; (x) the effects of the current evolving uranium market, including supply and demand, and whether increases in spot and term pricing will continue and be sustained; (xi) the impacts of global geopolitical events on the nuclear fuel industry and specifically U.S. uranium producers, including the war in Ukraine and other conflicts which may affect production, shipment and commitment of uranium and nuclear fuel supplies; (xii) whether new or continuing sanctions on Russia will affect imports of nuclear fuel to the U.S.; (xiii) whether proposals in Congress to support the nuclear industries will be made law and what effects they would have; and (xiv) impacts on the global markets of climate change initiatives of nations and multi-national companies. Additional factors include, among others, the following: challenges presented by current inventories and largely unrestricted imports of uranium products into the U.S.; future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 6, 2023.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	September 30, 2023	December 31, 2022

Assets
Current assets
Cash	3	54,627	33,003
Accounts receivable	4	5,608	8
Inventory	5	4,701	9,903
Prepaid expenses		1,595	1,030
Total current assets		66,531	43,944

Non-current assets
Restricted cash	6	8,434	8,137
Mineral properties	7	34,892	35,682
Capital assets	8	21,216	20,132
Total non-current assets		64,542	63,951
Total assets		131,073	107,895

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	3,316	1,168
Current portion of notes payable	10	5,603	5,366
Current portion of lease liability		123	-
Current portion of warrant liability	12	2,539	-
Environmental remediation accrual		69	69
Total current liabilities		11,650	6,603

Non-current liabilities
Notes payable	10	1,463	5,694
Lease liability		556	16
Asset retirement obligations	11	31,110	30,701
Warrant liability	12	13,075	2,382
Total non-current liabilities		46,204	38,793

Shareholders' equity
Share capital	13	294,869	258,646
Contributed surplus		19,814	19,843
Accumulated other comprehensive income		3,975	4,265
Accumulated deficit		(245,439)	(220,255)
Total shareholders' equity		73,219	62,499
Total liabilities and shareholders' equity		131,073	107,895

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2023	2022	2023	2022

Sales	14	5,752	-	12,238	19
Cost of sales	15	(4,855)	(1,655)	(14,310)	(5,039)
Gross profit (loss)		897	(1,655)	(2,072)	(5,020)

Operating costs	16	(11,289)	(2,910)	(20,373)	(9,668)
Operating profit (loss)		(10,392)	(4,565)	(22,445)	(14,688)

Net interest income (expense)		406	(114)	1,079	(451)
Warrant liability revaluation gain (loss)	12	(7,216)	(295)	(4,155)	1,620
Foreign exchange gain (loss)		13	19	335	29
Other income (loss)	14	2	(7)	2	1,247
Net income (loss)		(17,187)	(4,962)	(25,184)	(12,243)

Foreign currency translation adjustment		144	87	(290)	137
Comprehensive income (loss)		(17,043)	(4,875)	(25,474)	(12,106)

Earnings (loss) per common share:
Basic		(0.07)	(0.03)	(0.10)	(0.06)
Diluted		(0.07)	(0.03)	(0.10)	(0.06)

Weighted average common shares:
Basic		265,279,380	221,844,180	257,385,661	219,431,614
Diluted		265,279,380	221,844,180	257,385,661	219,431,614

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Nine Months Ended September 30, 2023	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Exercise of stock options	13	536,183	429	(131)	-	-	298
Shares issued for cash	13	39,491,000	37,528	-	-	-	37,528
Share issue costs	13	-	(2,992)	-	-	-	(2,992)
Stock compensation		-	-	253	-	-	253
Comprehensive income (loss)		-	-	-	(317)	(713)	(1,030)

March 31, 2023		264,726,804	293,611	19,965	3,948	(220,968)	96,556

Share issue costs	13	-	(10)	-	-	-	(10)
Stock compensation		-	-	266	-	-	266
Comprehensive income (loss)		-	-	-	(117)	(7,284)	(7,401)

June 30, 2023		264,726,804	293,601	20,231	3,831	(228,252)	89,411

Exercise of stock options	13	1,005,541	960	(288)	-	-	672
Redemption of RSUs	13	241,857	308	(389)	-	-	(81)
Stock compensation		-	-	260	-	-	260
Comprehensive income (loss)		-	-	-	144	(17,187)	(17,043)

September 30, 2023		265,974,202	294,869	19,814	3,975	(245,439)	73,219

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Nine Months Ended September 30, 2022	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Exercise of stock options	13	239,422	244	(73)	-	-	171
Exercise of warrants	13	259,000	308	-	-	-	308
Shares issued for cash	13	1,214,774	2,128	-	-	-	2,128
Share issue costs	13	-	(53)	-	-	-	(53)
Stock compensation		-	-	261	-	-	261
Comprehensive income (loss)		-	-	-	(108)	(6,928)	(7,036)

March 31, 2022		218,495,890	250,946	20,228	4,034	(210,043)	65,165

Exercise of stock options	13	80,603	81	(25)	-	-	56
Shares issued for cash	13	669,535	1,185	-	-	-	1,185
Share issue costs	13	-	(30)	-	-	-	(30)
Stock compensation		-	-	464	-	-	464
Comprehensive income (loss)		-	-	-	158	(353)	(195)

June 30, 2022		219,246,028	252,182	20,667	4,192	(210,396)	66,645

Exercise of stock options	13	320,000	269	(81)	-	-	188
Exercise of warrants	13	3,560,000	4,346	-	-	-	4,346
Stock compensation		-	-	239	-	-	239
Comprehensive income (loss)		-	-	-	87	(4,962)	(4,875)

September 30, 2022		223,126,028	256,797	20,825	4,279	(215,358)	66,543

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Nine Months Ended September 30,
	Note	2023	2022

Cash provided by (used for):

Operating activities
Net income (loss) for the period		(25,184)	(12,243)

Items not affecting cash:
Stock based compensation		779	964
Net realizable value adjustments		8,158	5,039
Amortization of mineral properties		828	936
Depreciation of capital assets		1,546	1,362
Accretion expense		371	339
Amortization of deferred loan costs		33	34
Provision for reclamation		-	(1)
Warrant liability revaluation loss (gain)		4,155	(1,620)
Unrealized foreign exchange loss (gain)		(329)	(27)
Changes in non-cash working capital:
Accounts receivable		(5,600)	-
Inventory		(2,956)	(7,019)
Prepaid expenses		(565)	(481)
Accounts payable and accrued liabilities		2,105	381
		(16,659)	(12,336)

Investing activities
Purchase of capital assets		(1,923)	(213)
		(1,923)	(213)

Financing activities
Issuance of common shares and warrants for cash	13	46,637	3,313
Share issue costs	13	(3,002)	(83)
Proceeds from exercise of warrants and stock options		969	3,279
RSU redeemed for cash		(81)	-
Repayment of debt		(4,027)	-
		40,496	6,509

Effects of foreign exchange rate changes on cash		7	(130)

Increase (decrease) in cash, cash equivalents, and restricted cash		21,921	(6,170)
Beginning cash, cash equivalents, and restricted cash		41,140	54,155
Ending cash, cash equivalents, and restricted cash	17	63,061	47,985

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
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

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	September 30, 2023	December 31, 2022

Cash on deposit	5,360	2,560
Money market accounts	49,267	30,443
	54,627	33,003

4. Accounts Receivable

The Company’s accounts receivable consists of the following:

Accounts Receivable	September 30, 2023	December 31, 2022

Trade receivables	5,605	-
Other receivables	3	8
	5,608	8

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Trade receivables included $5.4 million from the sale of U3O8 in September. The receivable was collected in October.

5. Inventory

The Company’s inventory consists of the following:

Inventory by Type	September 30, 2023	December 31, 2022

Plant inventory	949	-
Conversion facility inventory	3,752	9,903
	4,701	9,903

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $8,158 and $5,039 for the nine months ended September 30, 2023, and September 30, 2022, respectively.

6. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	September 30, 2023	December 31, 2022

Cash pledged for reclamation	8,434	8,137
	8,434	8,137

The Company’s restricted cash consists of money market accounts and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds totaling $28.4 million and $28.3 million as of September 30, 2023, and December 31, 2022, respectively, provide coverage for the reclamation obligations and are collateralized by restricted cash.

7. Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Property	Other U.S. Properties	Total

December 31, 2022	3,280	17,688	14,714	35,682

Change in estimated reclamation costs	-	38	-	38
Depletion and amortization	(828)	-	-	(828)

September 30, 2023	2,452	17,726	14,714	34,892

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
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

8. Capital Assets

The Company’s capital assets consist of the following:

	September 30, 2023			December 31, 2022
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	4,996	(3,618)	1,378	3,486	(3,437)	49
Enclosures	35,167	(16,423)	18,744	34,379	(15,164)	19,215
Machinery and equipment	1,935	(1,067)	868	1,659	(1,007)	652
Furniture and fixtures	265	(159)	106	265	(144)	121
Information technology	1,145	(1,037)	108	1,114	(1,035)	79
Right of use assets	14	(2)	12	33	(17)	16
	43,522	(22,306)	21,216	40,936	(20,804)	20,132

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	September 30, 2023	December 31, 2022

Accounts payable	2,372	660
Accrued payroll liabilities	780	449
Accrued severance, ad valorem, and other taxes payable	164	59
	3,316	1,168

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

The following table summarizes the Company’s current and long-term debt.

Current and Long-term Debt	September 30, 2023	December 31, 2022

Current
State Bond Loan	5,646	5,409
Deferred financing costs	(43)	(43)
	5,603	5,366

Long-term
State Bond Loan	1,463	5,727
Deferred financing costs	-	(33)
	1,463	5,694

The schedule of remaining payments on outstanding debt as of September 30, 2023, is presented below.

Remaining Payments	Total	2023	2024	Final Payment

State Bond Loan
Principal	7,109	1,382	5,727	Oct-2024
Interest	309	102	207
	7,418	1,484	5,934

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

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

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2022	30,701

Change in estimated reclamation costs	38
Accretion expense	371

September 30, 2023	31,110

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

The Company’s warrant liabilities consist of the following:

Warrant Liability Activity	Feb-2021 Warrants	Feb-2023 Warrants	Total

December 31, 2022	2,382	-	2,382

Warrants issued	-	9,109	9,109
Mark to market revaluation loss (gain)	154	4,000	4,154
Effects for foreign exchange rate changes	3	(34)	(31)

September 30, 2023	2,539	13,075	15,614

Warrant Liability Duration	Feb-2021 Warrants	Feb-2023 Warrants	Total

Current portion of warrant liability	2,539	-	2,539
Long-term warrant liability	-	13,075	13,075
	2,539	13,075	15,614

The fair value of the warrant liabilities on September 30, 2023, was determined using the Black-Scholes model with the following assumptions:

	Feb-2021	Feb-2023
Black-Scholes Assumptions as of September 30, 2023	Warrants	Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.3	2.4
Expected volatility rate	52.9%	66.2%
Risk free rate	4.8%	4.7%
Expected dividend rate	0.0%	0.0%
Exercise price	$1.35	$1.50
Market price	$1.54	$1.54

13. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 265,974,202 shares and 224,699,621 shares were issued and outstanding as of September 30, 2023, and December 31, 2022, respectively.

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

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

Activity with respect to stock options is summarized as follows:

Stock Option Activity	Outstanding Options	Weighted-average Exercise Price
	#	$
December 31, 2022	8,574,904	0.66

Granted	1,371,432	1.15
Exercised	(1,541,724)	0.64
Forfeited	(11,826)	1.15
Expired	(8,852)	0.69

September 30, 2023	8,383,934	0.74

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $1.0 and $0.4 million from options exercised in the nine months ended September 30, 2023, and September 30, 2022, respectively. Stock-based compensation expense from stock options was $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there was approximately $0.9 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 1.9 years under the Option Plan.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of September 30, 2023, outstanding stock options are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$	#	years	$
0.67	641,651	0.2	558,566	641,651	0.2	558,566	2023-12-14
0.58	2,270,584	1.1	2,177,029	2,270,584	1.1	2,177,029	2024-11-05
0.46	2,634,421	2.1	2,835,978	1,846,542	2.1	1,987,819	2025-11-13
1.06	1,302,672	2.9	626,054	925,045	2.9	444,569	2026-08-27
1.64	175,000	3.5	-	58,333	3.5	-	2027-03-14
1.14	1,359,606	4.3	543,387	-	-	-	2028-01-04
0.74	8,383,934	2.2	6,741,014	5,742,155	1.6	5,167,983

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the nine months ended September 30, 2023 (approximately US$1.54), that would have been received by the option holders had they exercised their options on that date. There were 8,208,934 in‑the‑money stock options outstanding and 5,683,822 in-the-money stock options exercisable as of September 30, 2023.

The fair value of stock options granted in the nine months ended September 30, 2023 was determined using the Black-Scholes model with the following assumptions:

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to RSUs is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted-average Grant Date Fair Value
	#	$
December 31, 2022	305,530	1.14

Granted	342,852	1.15
Released	(305,530)	1.14
Forfeited	(2,957)	1.15

September 30, 2023	339,895	1.15

Stock-based compensation expense from RSUs was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there was approximately $0.2 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.3 years under the RSU&EI Plan.

As of September 30, 2023, outstanding RSUs were as follows:

Number of RSUs	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Redemption Date
#	years	$
339,895	1.3	523,438	2025-01-04
339,895	1.3	523,438

The fair value of restricted share units granted in the nine months ended September 30, 2023 was determined using the Intrinsic Value Method with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2023

Expected forfeiture rate	3.8%
Grant date fair value (CAD$)	$1.55

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per full share.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

Warrant Activity	Outstanding Warrants	Number of Shares to be Issued Upon Exercise	Per Share Exercise Price
	#	#	$
December 31, 2022	16,730,530	8,365,265	1.35

Issued	39,100,000	19,550,000	1.50

September 30, 2023	55,830,530	27,915,265	1.46

No warrants were exercised in the nine months ended September 30, 2023.

As of September 30, 2023, outstanding warrants were as follows:

Exercise Price	Number of Warrants	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$
1.35	16,730,530	0.3	1,589,400	2024-02-04
1.50	39,100,000	2.4	782,000	2026-02-21

1.46	55,830,530	1.8	2,371,400

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

14. Sales and Other Income

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements. The Company also receives disposal fee revenues, which are not related to the sale of U3O8.

Revenues for the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30,
Revenue Summary	2023		2022
	$	%	$	%
Customer A	6,447	52.7%	-	0.0%
Customer B	5,440	44.5%	-	0.0%
U3O8 sales	11,887	97.2%	-	0.0%

Disposal fees	351	2.8%	19	100.0%

	12,238	100.0%	19	100.0%

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

Cost of sales consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost of Sales	2023	2022	2023	2022

Cost of product sales	2,523	-	6,152	-
Lower of cost or NRV adjustments	2,332	1,655	8,158	5,039
	4,855	1,655	14,310	5,039

16. Operating Costs

Operating expenses include exploration and evaluation expense, development expense, general and administration (“G&A”) expense, and mineral property write-offs. Exploration and evaluation expenses consist of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including drilling and analysis on properties which have not reached the permitting or operations stage. Development expense relates to properties that have reached the permitting or operations stage and include costs associated with exploring, delineating, and permitting a property. Once permitted, development expenses also include the costs associated with the construction and development of the permitted property that are otherwise not eligible to be capitalized. G&A expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Operating costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Costs	2023	2022	2023	2022

Exploration and evaluation	512	422	1,687	1,421
Development	9,339	1,188	13,577	3,137
General and administration	1,314	1,186	4,738	4,771
Accretion	124	114	371	339
	11,289	2,910	20,373	9,668

17. Supplemental Information for Statement of Cash Flows

Cash, cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash	September 30, 2023	September 30, 2022

Cash and cash equivalents	54,627	39,920
Restricted cash	8,434	8,065
	63,061	47,985

Interest expense paid was $0.4 million and 0.5 million for the nine months ended September 30, 2023, and 2022, respectively.

18. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, warrant liability and notes payable. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $68.1 million at risk on September 30, 2023, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2023.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements September 30, 2023
(expressed in thousands of U.S. dollars unless otherwise indicated)

Currency risk

As of September 30, 2023, we maintained a foreign currency balance of approximately CDN$2.4 million. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.

As of September 30, 2023, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $3.3 million, and $5.6 million for the current portion of notes payable.

As of September 30, 2023, we had $54.6 million of cash and cash equivalents.

Sensitivity analysis

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the nine months ended September 30, 2023. The financial position of the Company may vary at the time that a change in interest rates occurs, causing the impact on the Company’s results to vary.

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

Our Lost Creek wellfield is permitted and licensed for annual recovery of up to 1.2 million pounds U3O8. The processing facility at Lost Creek, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8 to process material from other sources. We expect that the Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which we anticipate only a satellite plant will be built. However, the Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

The year 2023 began with domestically produced U3O8 inventory being delivered to the national uranium reserve established by the U.S. Department of Energy (“DOE”), National Nuclear Security Administration (“NNSA”). We were among the contract awards made by the NNSA reserve program in December 2022, and we delivered 100,000 pounds U3O8 in January 2023 at a sales price of $64.47 per pound. Proceeds of $6.4 million were received by the Company shortly after delivery. During Q3, we made our first delivery into our term sales agreements, selling 90,000 pounds U3O8, and thereafter received proceeds of $5.4 million. A second delivery of 90,000 pounds U3O8 is scheduled to be made in Q4 2023. Currently, our sales deliveries in 2024 are projected to be 570,000 pounds U3O8 into two of our three previously announced sales agreements.

Our multi-year sales agreements, collectively, call for deliveries beginning in 2023 and continuing through 2028, with the possibility of deliveries continuing under one agreement into 2029. Including the January DOE NNSA sale, we expect to sell 280,000 pounds U3O8 in 2023 for $17.3 million. Our current anticipated revenues 2023 – 2028 will be approximately $220 million.

Uranium Market Update

Global and domestic support for carbon free nuclear power continues to grow, as it becomes more widely recognized as the only scalable source of reliable, baseload energy. Supply-demand fundamentals are strengthening with the supply gap widening as secondary inventories decline while projections are for sustained growth of nuclear power through traditional uses and the construction of advanced reactors of various types. Additionally, projections for sustained growth of nuclear power globally in coming years continue to incentivize investment in the fuel cycle industries.

Many nations have vowed to accelerate decarbonization efforts through renewable energy development and support for greater nuclear capacity, in recognition that nuclear energy provides clean baseload energy, high-quality long-term jobs, economic growth and energy security. The growing support for nuclear power is based not only on its carbon free attributes, but also on nations’ objective to have energy security through energy independence. After Russia’s invasion of Ukraine, some European nations expedited their nuclear buildout programs to reduce their reliance on natural gas sourced from an increasingly violent and unreliable neighbor.

Whether through federal legislation in the U.S., or sanctions and other geopolitical forces, any cessation of imports of nuclear fuel from Russia will create greater uncertainty into the supply chain as Russia is a major global supplier and the West has limited capacity to backfill any supply disruption.

During Q3, the coup in Niger increased concerns of secure uranium production and supply. Niger is estimated to produce approximately four percent of global uranium, but as much as 25% of European supply. These and other, more general, geopolitical tensions throughout the world have caused nuclear fuel purchasers to return to purchasing earlier than many projections, with a focus on North American production due to its geopolitical stability.

Other uranium supply risks (macroeconomics, weather, transportation, and supply chain disruption and the shortage of experienced and skilled labor affecting production operations) are also now being more thoughtfully considered by fuel purchasers. As producers have resumed production operations following the pandemic and in light of a stronger market, delays and shortfalls are being experienced because of these factors; similarly, there are reports that the conversion facilities are encountering challenges to their ramp-up and restart of processing.

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

Lost Creek Property

Ramp-up of operations at Lost Creek progressed in Q3 with the first two new header houses in production in Mine Unit 2 (MU2): HH 2‑4 and, most recently, HH 2-5. During the quarter, we produced approximately 30,491 pounds U3O8 from HH 2‑4. Production rates are expected to continue to increase as additional header houses in MU2 come online, including houses planned to come into production 2023 Q4.

While the restart at Lost Creek has encountered both familiar and new challenges, operations staff continue to resolve start-up issues and refine our current recovery operations. Among the more significant new challenges has been recruitment and retention of employees and contractors. Turnover in this early stage of restaffing Lost Creek has hampered training and therefore efficient operations. The Wyoming labor market has similarly affected our contractors. Together with the record-setting winter of 2022-2023, these labor-related issues have resulted in initial work being slowed at Lost Creek. However, we are seeing steady improvement in production activities as our increasing number of core staff have more time on the job, and we expect these inefficiencies will be overcome. We also anticipate that as the Wyoming unemployment rate stabilizes our contractors will also find long-term employees.

Primary well casing installation is complete in HH 2-6, and completion work is nearly done in that area. Drilling and well installation continues in planned recovery areas in HHs 2-7 and 2-8. Delineation drilling is nearly complete in the recovery areas of HH 2-10 and will continue in order to support pattern design for the remaining areas of MU2 (HHs 2-11 through 2-14). Long-lead items continue to be ordered, with such items ordered for planned needs through 2024 H1. All procurement of construction materials is completed for activities planned into 2024 Q1. Surface construction of injection and production systems for upcoming recovery areas continues to advance including the installation of pipelines, powerlines, downhole equipment and the header house building including its primary motor control, piping and controls.

As previously disclosed, we began the drilling and construction of an additional deep disposal well at Lost Creek in early July, with the drilling phase completed in July. Well completion and testing continued throughout 2023 Q3, with final completion work planned for 2023 Q4. When this work is complete, we will obtain remaining regulatory approvals followed by specification of surface injection equipment. In advance of operation, procurement and installation of the powerline will be complete in 2023 Q4 enabling anticipated operation in late 2023 or 2024 Q1.

Supply chain disruption continues to be a global and uranium industry issue. While most in industry continue to face procurement challenges, our advanced ordering and recycling of old equipment at Lost Creek have allowed us to largely overcome the issue with minimal delays. We will continue to order equipment and materials well in advance and keep a close eye on lead times for critical items.

The first two mine units at Lost Creek have all appropriate permits necessary for commercial level operations. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. We await only the approval by the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding HJ and KM horizons at LC East and HJ mine units at Lost Creek. We anticipate the LQD review will be complete in 2023.

Shirley Basin

Based on our advanced negotiations with three nuclear fuel purchasers and the strengthening market, we are proceeding with additional tasks to advance Shirley Basin. Although a decision approving a move to construction has not been made, we are advancing procurement of long-lead items for the Shirley Basin Project, as well as other activities in the field. We anticipate these advance preparations will shorten the time for construction and ramp up when the “go” decision is made by our Board to proceed with construction.

Shirley Basin is fully permitted and licensed, with all major regulatory approvals for construction. The project has a licensed wellfield capacity of one million pounds U3O8 per year. We currently estimate it will take up to 24 months to complete all procurement, development activities and construction of the satellite facility and associated first mine unit to initiate production. This estimate is based on the long lead times we are seeing for critical equipment; especially for electrical equipment. The decision to proceed with construction of the satellite and first mine unit for production operations will be considered on an ongoing basis as the uranium market and our contract book evolve.

Research and Development

As priorities at Lost Creek and Shirley Basin allow, we continue to pursue several research and development projects with an objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. Phase Two testing of our new injection well material and well installation technology is continuing.

We also continue to progress work on engineering of an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water. This project is in advanced-stage planning, and design and construction plans will continue to progress through 2023 H2.

Casper Operations Headquarters

Our new multipurpose central services facility in Casper was completed earlier this year. We now have a fully staffed Casper construction team hard at work constructing, wiring and automating the next header houses for installation at Lost Creek. HHs 2-6 and 2-7 are nearing completion and work has begun on HH 2-8. Additionally, our chemistry laboratory is fully staffed.

Already we are realizing our plan for this centralized construction facility to provide numerous safety, environmental and financial advantages to our Lost Creek operation, including a reduction of commuting vehicles and related emissions. This facility will allow us to conduct these functions for Shirley Basin when it becomes our second production site.

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

U3O8 Price per Pound Sold Reconciliation

	Unit	2023 Q1	2023 Q2	2023 Q3	YTD 2023

Sales per financial statements	$ 000	6,447	39	5,752	12,238
Disposal fees	$ 000	-	(39)	(312)	(351)
U3O8 sales	$ 000	6,447	-	5,440	11,887
U3O8 pounds sold	lb	100,000	-	90,000	190,000
U3O8 price per pound sold	$/lb	64.47	-	60.44	62.56

Sales per financial statements includes U3O8 sales and disposal fees.  Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound measures.

U3O8 Cost per Pound Sold Reconciliation

	Unit	2023 Q1	2023 Q2	2023 Q3	YTD 2023

Cost of sales per financial statements	$ 000	6,504	2,951	4,855	14,310
Lower of cost or NRV adjustment	$ 000	(2,875)	(2,951)	(2,332)	(8,158)
U3O8 cost of sales	$ 000	3,629	-	2,523	6,152
U3O8 pounds sold	lb	100,000	-	90,000	190,000
U3O8 cost per pound sold	$/lb	36.29	-	28.03	32.38

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments. U3O8 cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales in the financial statements. NRV adjustments, if any, do not relate to the sale of U3O8 and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold measures.

U3O8 Sales

The following table provides information on our U3O8 sales during 2023. There were no spot sales in 2023 and there were no comparable U3O8 sales in 2022.

	Unit	2023 Q1	2023 Q2	2023 Q3	YTD 2023

U3O8 Sales by Product

U3O8 Sales
Produced	$ 000	2,789	-	5,440	8,229
Purchased	$ 000	3,658	-	-	3,658
	$ 000	6,447	-	5,440	11,887

U3O8 Pounds Sold
Produced	lb	43,259	-	90,000	133,259
Purchased	lb	56,741	-	-	56,741
	lb	100,000	-	90,000	190,000

U3O8 Price per Pounds Sold
Produced	$/lb	64.47	-	60.44	61.75
Purchased	$/lb	64.47	-	-	64.47
	$/lb	64.47	-	60.44	62.56

As previously announced, the Company made the decision to ramp up operations after securing new term contracts in 2022 with initial deliveries beginning in 2023.

During 2022, we submitted a bid to the U.S. DOE uranium reserve program. In December 2022, we were notified by the DOE that our bid was accepted, and 100,000 pounds were delivered to the DOE in 2023 Q1 at an average price per pound sold of $64.47. The delivery included both produced and previously purchased pounds.

In 2023 Q3, we delivered 90,000 pounds into term contracts at an average price of $60.44.

U3O8 Cost of Sales

The following table provides information on our U3O8 cost of sales during 2023. There was no comparable U3O8 cost of sales in 2022.

	Unit	2023 Q1	2023 Q2	2023 Q3	YTD 2023

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$ 000	26	-	53	79
Cash costs	$ 000	805	-	1,674	2,479
Non-cash costs	$ 000	383	-	796	1,179
Produced	$ 000	1,214	-	2,523	3,737
Purchased	$ 000	2,415	-	-	2,415
	$ 000	3,629	-	2,523	6,152

U3O8 Pounds Sold
Produced	lb	43,259	-	90,000	133,259
Purchased	lb	56,741	-	-	56,741
	lb	100,000	-	90,000	190,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.60	-	0.59	0.59
Cash costs	$/lb	18.61	-	18.60	18.60
Non-cash costs	$/lb	8.85	-	8.84	8.85
Produced	$/lb	28.06	-	28.03	28.04
Purchased	$/lb	42.56	-	-	42.56
	$/lb	36.29	-	28.03	32.38

In 2023 Q1, the 100,000 pounds sold to the DOE consisted of 43,259 produced pounds and 56,741 purchased pounds. During 2022, we purchased 40,000 pounds U3O8 at $49.50 per pound, which increased the average cost per pound purchased to $42.56. The average cost per produced pound sold was $28.06, and together with the purchased pounds, the average cost per pound sold was $36.29.

In 2023 Q3, the 90,000 pounds sold were all produced pounds and the average cost per produced pounds sold was $28.03 per pound.

U3O8 Gross Profit

The following table provides information on our U3O8 gross profit during 2023. There was no comparable U3O8 gross profit in 2022.

	Unit	2023 Q1	2023 Q2	2023 Q3	YTD 2023

U3O8 Gross Profit by Product

U3O8 Sales
Produced	$ 000	2,789	-	5,440	8,229
Purchased	$ 000	3,658	-	-	3,658
	$ 000	6,447	-	5,440	11,887

U3O8 Cost of Sales
Produced	$ 000	1,214	-	2,523	3,737
Purchased	$ 000	2,415	-	-	2,415
	$ 000	3,629	-	2,523	6,152

U3O8 Gross Profit
Produced	$ 000	1,575	-	2,917	4,492
Purchased	$ 000	1,243	-	-	1,243
	$ 000	2,818	-	2,917	5,735

U3O8 Pounds Sold
Produced	lb	43,259	-	90,000	133,259
Purchased	lb	56,741	-	-	56,741
	lb	100,000	-	90,000	190,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	36.41	-	32.41	33.71
Purchased	$/lb	21.91	-	-	21.91
	$/lb	28.18	-	32.41	30.18

U3O8 Gross Profit Margin
Produced	%	56.5%	-	53.6%	54.6%
Purchased	%	34.0%	-	0.0%	34.0%
	%	43.7%	-	53.6%	48.2%

In 2023 Q1, the average price per pound sold was $64.47 and the average cost per pound sold was $36.29, which resulted in an average gross profit per pound sold of $28.18 and an average gross profit margin of nearly 44%.

In 2023 Q3, the average price per pound sold was $60.44 and the average cost per pound sold was $28.03, which resulted in an average gross profit per pound sold of $32.41 and an average gross profit margin of nearly 54%.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds.

	Unit	2022 Q4	2023 Q1	2023 Q2	2023 Q3	2023 YTD

U3O8 Production

Pounds captured	lb	85	156	4,392	30,491	35,039
Pounds drummed	lb	-	-	-	15,759	15,759

U3O8 Ending Inventory

Pounds
In-process inventory	lb	1,357	1,498	5,801	20,396
Plant inventory	lb	-	-	-	15,759
Conversion inventory - produced	lb	267,049	223,790	223,790	133,790
Conversion inventory - purchased	lb	56,741	-	-	-
	lb	325,147	225,288	229,591	169,945

Value
In-process inventory	$ 000	-	-	-	-
Plant inventory	$ 000	-	-	-	949
Conversion inventory - produced	$ 000	7,488	6,275	6,275	3,752
Conversion inventory - purchased	$ 000	2,415	-	-	-
	$ 000	9,903	6,275	6,275	4,701

Cost per Pound
In-process inventory	$/lb	-	-	-	-
Plant inventory	$/lb	-	-	-	60.22

Conversion inventory - produced	$/lb	28.04	28.04	28.04	28.04
Conversion inventory - purchased	$/lb	42.56	-	-	-
Conversion inventory average	$/lb	30.58	28.04	28.04	28.04

Produced conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.59	0.59	0.59
Cash cost	$/lb	18.60	18.60	18.60	18.60
Non-cash cost	$/lb	8.85	8.85	8.85	8.85
	$/lb	28.04	28.04	28.04	28.04

Following our decision to ramp up in late 2022, production rates began to increase in late 2023 Q2 after bringing HH 2-4 online. In 2023 Q3, we produced 30,491 pounds from HH 2-4 and, in late 2023 Q3, we brought HH 2‑5 online. The Casper construction facility is fully staffed and operating as planned to allow for the construction of additional header houses.  HHs 2-6 and 2-7 are nearing completion, and construction is beginning on HH 2‑8.  Production is expected to increase as new header houses are brought online.

As production increased, the plant began to dry and package U3O8. During 2023 Q3, 15,759 pounds were drummed and remained in the plant inventory at quarter end. The plant inventory cost per pound is expected to decrease as production increases. Shipments to the conversion facility are expected to begin in 2023 Q4.

Three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022

The following table summarizes the results of operations for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

Sales	5,752	-	5,752	12,238	19	12,219
Cost of sales	(4,855)	(1,655)	(3,200)	(14,310)	(5,039)	(9,271)
Gross profit (loss)	897	(1,655)	2,552	(2,072)	(5,020)	2,948

Operating costs	(11,289)	(2,910)	(8,379)	(20,373)	(9,668)	(10,705)
Operating profit (loss)	(10,392)	(4,565)	(5,827)	(22,445)	(14,688)	(7,757)

Net interest income (expense)	406	(114)	520	1,079	(451)	1,530
Warrant mark to market gain (loss)	(7,216)	(295)	(6,921)	(4,155)	1,620	(5,775)
Foreign exchange gain (loss)	13	19	(6)	335	29	306
Other income (loss)	2	(7)	9	2	1,247	(1,245)
Net loss	(17,187)	(4,962)	(12,225)	(25,184)	(12,243)	(12,941)

Foreign currency translation adjustment	144	87	57	(290)	137	(427)
Comprehensive income (loss)	(17,043)	(4,875)	(12,168)	(25,474)	(12,106)	(13,368)

Earnings (loss) per common share:
Basic	(0.07)	(0.03)	(0.04)	(0.10)	(0.06)	(0.04)
Diluted	(0.07)	(0.03)	(0.04)	(0.10)	(0.06)	(0.04)

U3O8 pounds sold	90,000	-	90,000	190,000	-	190,000

U3O8 price per pound sold	60.44	-	60.44	62.56	-	62.56

U3O8 cost per pound sold	28.03	-	28.03	32.38	-	32.38

U3O8 gross profit per pound sold	32.41	-	32.41	30.18	-	30.18

Sales

In the three months ended September 30, 2023, we recorded uranium sales of $5.4 million from the sale of 90,000 pounds at an average price of $60.44 per pound. In addition, we recorded $0.3 of disposal fees during the quarter. There were no uranium sales or disposal fees in the comparable 2022 period.

In the first nine months of 2023, we recorded uranium sales of $11.9 million from the sale of 190,000 pounds at an average price of $62.56 per pound. There were no uranium sales in the first nine months of 2022. Disposal fees were $0.4 million in the first nine months of 2023 and were minimal in the comparable 2022 period.

Cost of Sales

Cost of sales consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost of Sales	2023	2022	2023	2022

Cost of product sales	2,523	-	6,152	-
Lower of cost or NRV adjustments	2,332	1,655	8,158	5,039
	4,855	1,655	14,310	5,039

Cost of sales per the financial statements includes the cost of U3O8 product sales and lower of cost or NRV adjustments related to U3O8 inventory values.

In the three months ended September 30, 2023, cost of sales included $2.5 million from selling 90,000 pounds of U3O8 at an average cost per pound sold of $28.03. For the nine months ended September 30, 2023, cost of sales included $6.2 million from selling 190,000 pounds of U3O8 at an average cost per pound sold of $32.38. There was no uranium cost of sales in the comparable 2022 periods.

Lower of cost or NRV adjustments for the three and nine months ended September 30, 2023 increased from the comparable 2022 periods. The increases reflect the Company’s decision to ramp up operations and increase production rates. As expected, production costs have risen in advance of production rate increases, which has led to greater NRV adjustments in 2023 as compared to 2022.

Following the Company’s decision to ramp up operations, production resumed in late 2023 Q2 and increased in 2023 Q3. Production is expected to continue increasing until we reach our targeted rates of production. The 2023 Q3 NRV adjustment was $0.7 million less than the 2023 Q2 adjustment and we expect NRV adjustments will continue to decrease as production increases.

Gross Profit (Loss)

For the three months ended September 30, 2023, we had a gross profit of $0.9 million and for the nine months ended September 30, 2023, we had a gross loss of $2.1 million. The gross losses for the three and nine months ended September 30, 2022, were $1.7 million and $5.0 million, respectively. NRV adjustments are included in the gross profit and losses as discussed above.

Excluding the NRV adjustments, the gross profit related to U3O8 sales for the three and nine months ended September 30, 2023, were $2.9 million and $5.7 million, or approximately $32.41 and $30.18 per pound sold on average, respectfully.

Operating Costs

The following table summarizes the operating costs for the three and nine months ended September 30, 2023, and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

Exploration and evaluation	512	422	90	1,687	1,421	266
Development	9,339	1,188	8,151	13,577	3,137	10,440
General and administration	1,314	1,186	128	4,738	4,771	(33)
Accretion	124	114	10	371	339	32
	11,289	2,910	8,379	20,373	9,668	10,705

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Exploration and evaluation expense increased approximately $0.1 million and $0.3 million in the three and nine months ended September 30, 2023, respectfully. Higher labor accounted for most of the difference for both periods and reflects staffing increases within the departments.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage and is considered a development project. Development expense increased approximately $8.1 million and $10.4 million in the three and nine months ended September 30, 2023, respectfully. The increases were driven by drilling activities and higher labor costs that primarily relate to the MU2 advanced development program currently underway. In addition to the MU2 program, the drilling activities also included costs related to drilling a new disposal well.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the nine months ended September 30, 2023, slightly higher labor costs were offset by lower stock compensation costs.

Total operating costs increased $8.4 million in 2023 Q3 and $10.7 million for the first nine months of 2023. The increases were primarily due to increased development costs at Lost Creek as the Company ramped up operations in 2023.

Other Income and Expenses

Higher interest rates and cash balances have generated significant interest income in 2023. At the same time, interest expense has decreased in 2023 as the Company continued to pay down the Wyoming bond loan principal balance.

For the nine months ended September 30, 2023, the warrant liability mark to market revaluation resulted in a $4.2 million loss, compared to $1.6 million gain in 2022. As a part of the February 2021 and February 2023 underwritten public offerings, we sold warrants that were priced in U.S. dollars. The increase in the Company’s 2023 stock price has led to a significant increase in the warrant liability and a corresponding mark to market loss.

Changes in foreign exchange rates on higher U.S. dollar account balances in the Company’s Canadian entity resulted in a $0.3 million foreign exchange gain for the nine months ended September 30, 2023. The higher U.S. dollar balances resulted from the February 2023 underwritten public offering.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet, therefore the entire amount was recognized as other income.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and nine months ended September 30, 2023, were $0.07 and $0.10, respectively. For the three and nine months ended September 30, 2022, the losses per share were $0.03 and $0.06, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flow, our cash, cash equivalents, and restricted cash increased from the December 31, 2022 balance of $41.1 million to $63.1 million as of September 30, 2023. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury funds. During the nine months ended September 30, 2023, we spent $16.7 million on operating activities, used $1.9 million for investing activities, and generated $40.5 million from financing activities.

Operating activities used $16.7 million in the nine months ended September 30, 2023. We received $6.4 million from uranium sales (the $5.4 million 2023 Q3 sale was paid in 2023 Q4), $0.4 million from disposal fees, and $1.1 million from interest income (net of loan interest expense of $0.4 million). We spent $6.7 million on production-related cash costs, $19.2 million on operating costs, and had $1.3 million favorable working capital movements driven by an increase in accounts payable and accrued liabilities.

Investing activities used $1.9 million during the nine months ended September 30, 2023. We spent $0.8 million on the construction of the Casper shop and lab building, $1.0 million on vehicles and equipment, and $0.1 million on work associated with other ongoing capital projects.

Financing activities provided $40.5 million in 2023. We received net proceeds of $43.1 million from the public offering, $0.5 million from the sale of common shares through our At Market Facility, and $0.9 million from the exercise of stock options. We spent $4.0 million on principal payments for the Wyoming bond loan.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets of the Lost Creek Project. As of September 30, 2023, the balance of the State Bond Loan was $7.1 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments resumed on October 1, 2022, and the last payment will be due on October 1, 2024. After the quarterly loan payment was made on October 1, 2023, the remaining principal balance is $5.7 million.

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

On December 17, 2021, we entered into an amendment to the Sales Agreement (“Amendment No. 1” and together with the Sales Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. In February 2023, in conjunction with our underwritten public offering, we filed a prospectus supplement by which we decreased the amount of common stock offered pursuant to the Amended Sales Agreement.

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

For the nine months ended September 30, 2023, we utilized the Amended Sales Agreement for gross proceeds of $0.5 million from sales of 391,000 common shares.

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

Liquidity Outlook

As of October 26, 2023, our unrestricted cash position was $55.0 million.

During 2022, we were able to put in place new, multi-year, sales contracts and expect to realize revenues of $17.3 million from the sale of 280,000 pounds of uranium in 2023. We had 323,790 pounds of conversion facility inventory on December 31, 2022. We delivered 190,000 pounds into sales contracts in the first nine months of 2023. As of October 26, 2023, we had 133,790 pounds U3O8 in our conversion facility inventory, of which 90,000 pounds will be delivered 2023 Q4. In 2024, the Company expects to deliver 570,000 pounds U3O8 into our sales contracts.

Our unrestricted cash position and expected proceeds from uranium sales are expected to be used to cover production and development costs as we ramp up production at Lost Creek and for on-going corporate overhead including loan payments on the Wyoming bond loan.

Looking Ahead

Our ramp-up decision in December 2022 laid our foundation for 2023. Notwithstanding the historic winter endured in Wyoming this year, we advanced our wellfield construction and development plans and returned to commercial production operations at Lost Creek in May, with the production flow initiated from HH 2-4. Production rates increased noticeably in June. HH 2-5 was brought into initial production late in Q3. We continue to diligently work to optimize processes and refine production operations. We expect HHs 2‑6 and 2‑7 will also be brought online this year. Thereafter, we anticipate additional header houses will come online based upon our production targets for delivery into our sales commitments.

Construction of our centralized services facility is complete at our Company-owned operations headquarters in Casper. The new 6,000 square foot building houses our construction shop and fully licensed chemistry lab. We are now able to consolidate our header house construction and lab analyses in support of Lost Creek and other future operations.

The Casper facility will also support the development and future operation of the Shirley Basin Project. All major permits and authorizations for our Shirley Basin Project are in place. As we are growing our sales contract book, and with the continuing improvements in the market, we now are initiating procurement of long-lead time items for the Shirley Basin satellite facility, and advancing other activities at the site, with the objective of shortening construction and ramp-up when decisions are made to proceed with construction. We continue to watch market conditions, and our growing contract book, to make a construction decision with respect to Shirley Basin.

Global recognition of nuclear energy’s role in achieving net-zero carbon emissions continues to expand. The Biden Administration also continues to voice support for clean energy and the nuclear industry. G7 nations are prioritizing nuclear energy as clean baseload energy which provides nations with high-quality jobs, economic growth and, importantly, greater energy security. As well, multiple nations as well as global nuclear fuel purchasers are recognizing the stability and security of North American uranium for nuclear energy.

Uranium spot prices continued to strengthen during Q3, with pricing averaging approximately $63 per pound U3O8, and reaching highs during the period above $70 per pound U3O8. As discussed above, nuclear utilities and other purchasers are back in the market, moving not only spot pricing, but term pricing as well, which exceeded $60 per pound U3O8 during Q3.

As the spot and term prices of uranium have enjoyed sustained increases, we have seen a dramatic increase in request for proposals (“RFPs”) for uranium sales from U.S., European and Asian utilities, and other global fuel buyers. We have responded to the RFPs with increasing prices commensurate with improvements in the market and recognizing the premium paid for North American production due to its geopolitical stability.

We are in advanced discussions with three companies in the global nuclear industry for additional sales commitments. We are optimistic that negotiations with all three purchasers will result in completing additional sales agreements during Q4. Multiple additional RFPs are expected to be issued in the remaining weeks of 2023. We will consider and respond to those which may continue to diversify our sales portfolio with multiple purchasers and sales commitments that will complement our production profile over the next decade.

Stronger prices over the past year have already enabled us to secure multi-year sales agreements with leading nuclear companies. We now have three agreements that call for combined annual delivery of a base amount of 600,000 to 700,000 pounds of U3O8 over a five-year period, beginning in 2024. Sales prices are anticipated to be profitable on an all-in cost basis and escalate annually from initial pricing. In 2023 Q3, we delivered 90,000 pounds of U3O8 into the sales commitments under these agreements, and we will deliver another 90,000 pounds U3O8 in 2023 Q4.

Our cash position as of October 26, 2023, was $55.0 million. We look forward to delivering existing and future Lost Creek production inventory into our sales contracts. With the DOE sale in Q1, we anticipate selling a total of 280,000 pounds U3O8 this year at an average price of $61.89 per pound for proceeds of $17.3 million with average gross profit margins expected to be above 40%.

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

Outstanding Share Data

As of October 26, 2023, we had outstanding 265,989,118 common shares and 8,369,018 options to acquire common shares.

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

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $68.1 million at risk on September 30, 2023, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2023.

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

Currency risk

As of September 30, 2023, we maintained a foreign currency balance of approximately CDN$2.4 million. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $73.75 per pound U3O8 as of October 26, 2023.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

As of September 30, 2023, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K.

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

UR-ENERGY INC.

Date: October 30, 2023	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

