Form 10-K
period 2023-12-31
UR-ENERGY INC
filed 2024-03-06
CIK 1375205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of February 29, 2024, there were 281,626,324 shares of the registrant’s no par value common shares, the registrant’s only outstanding class of voting securities, outstanding. As of June 30, 2023, the aggregate market value of the registrant’s voting common shares held by non-affiliates of the registrant was approximately $252.3 million based upon the closing sale price of the common shares as reported by the NYSE American. For the purpose of this calculation, the registrant has assumed that its affiliates as of June 30, 2023, including all affiliates, directors and officers collectively held approximately 24.4 million of its outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intend," "plan" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain operations at Lost Creek in a safe and compliant fashion; (ii) the ability to readily and cost-effectively complete our return to full-production operations at Lost Creek, in the face of labor shortages, inflationary costs and supply chain issues without affecting our production plan or ability to deliver into our sales commitments; (iii) the timing to determine additional development and construction priorities at Lost Creek and Shirley Basin; (iv) the continuing technical and economic viability of Lost Creek, including as set forth in our Initial Assessment of the property (the Lost Creek Report); (v) the timing and outcome of the remaining permitting approval of the amendments to the Lost Creek permit, and processing and completion of future permits and authorizations for ongoing operations; (vi) the ability and timing to complete additional favorable uranium sales agreements, including spot sales as may be warranted; (vii) the production rates and life of the Lost Creek Project and subsequent development of and production from Adjoining Projects within the Lost Creek Property, including plans at LC East; (viii) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (ix) the potential of our other exploration and development projects, including Shirley Basin, the projects in the Great Divide Basin and Lucky Mc; (x) the technical and economic viability of Shirley Basin, including our expectation that the Lost Creek processing facility will be utilized for processing, drying and packaging uranium for Shirley Basin, and as otherwise set forth in our Initial Assessment of the project (the Shirley Basin Report); (xi) conditions in the uranium market including the major influences of climate change objectives, geopolitics and shifting production schedules of operators, and how they will affect our operations and business; (xii) our ability to obtain remaining routine authorizations for production at Shirley Basin and the ability to meet projections for construction and buildout to operations when a go decision is made; (xiii) the viability of our ongoing research and development efforts, including the timing and cost to implement and operate one or more of them; (xiv) the impacts of the war in Ukraine, and other global conflicts and geopolitical tensions, on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers; and (xv) continuing effects of the pandemic including on supply chain disruption, labor and inflationary costs. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; our ability to service our debt and maintain compliance with all restrictive covenants related to the debt facility and security documents; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks arising from various geopolitical tensions and events including the war in Ukraine and rising tensions between the U.S. and China; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates included in this annual report on Form 10-K have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”). Prior to 2022, we prepared our estimates of mineral resources in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. We are required by applicable Canadian Securities Administrators to file in Canada an NI 43‑101 compliant report at the same time we file an S-K 1300 technical report summary. Our NI 43-101 and S-K 1300 reports (for each of the Lost Creek Property and Shirley Basin Project) are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

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

Qualified Person (or QP)

is an individual who is a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and is an eligible member or licensee in good standing of a recognized professional organization at the time the technical report summary is prepared. Additionally, a third-party firm comprising mining experts, such as professional geologists or mining engineers, may date and sign the technical report summary instead of, and without naming, its employee, member or other affiliated person who prepared the technical report summary. Also referred to as a “QP.”

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

Abbreviations
AQD	Air Quality Division of the Wyoming Department of Environmental Quality
BLM	U.S. Bureau of Land Management
CEQ	Council on Environmental Quality, within the Executive Office of the President of the United States
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
CWA	Clean Water Act
DOE	U.S. Department of Energy
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
ESA	Endangered Species Act
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HALEU	High Assay Low Enriched Uranium
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LQD	Land Quality Division of the Wyoming Department of Environmental Quality
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (“Standards of Disclosure for Mineral Properties”)
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
PEA	Preliminary Economic Assessment, per NI 43-101
PFIC	Passive Foreign Investment Company
PFN	Prompt Fission Neutron
PPP QP	Paycheck Protection Program created by the CARES Act (and modified by the Flexibility Act), 2020, administered by the Small Business Administration Qualified Person, as defined in S-K 1300
RCRA	Resource Conservation and Recovery Act
RO	Reverse Osmosis
ROD	Record of Decision (BLM)
SBA	U.S. Small Business Administration
SEC	U.S. Securities Exchange Commission
S-K 1300	Regulation S-K, Subpart 1300 “Modernization of Property Disclosure for Mining Registrants”
TRS TSX	Technical Report Summary, as defined in S-K 1300 Toronto Stock Exchange
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, URP/Uranium Recovery Program; WQD/Water Quality Division; and AQD/Air Quality Division)
WGFD	Wyoming Game and Fish Department
WQD	Water Quality Division of the Wyoming Department of Environmental Quality

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton
0.2642 gallons	1 litre	3.785 litres	1 gallon

In this annual report on Form 10-K, unless otherwise noted, we round approximate acreages to the nearest 10.

Reporting Currency

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated. The Financial Statements are presented in accordance with accounting principles generally accepted in the U.S.

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

Overview and Corporate Structure

Incorporated on March 22, 2004, we are engaged in uranium mining, recovery and processing activities, including the acquisition, exploration, development and operation of uranium mineral properties in the U.S. Through our Wyoming operating subsidiary, Lost Creek ISR, LLC, we began operation of our first in situ recovery uranium facility at our Lost Creek Project in 2013. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our Common Shares are listed on the NYSE American under the symbol “URG” and on the TSX under the symbol “URE.”

We announced a ramp-up decision in December 2022 to immediately ramp up production to levels sufficient to deliver into sales commitments totalling 570,000 pounds U3O8 annually beginning in 2024. During 2023, we captured 103,487 pounds of U3O8 at our Lost Creek plant. We sold 280,000 pounds U3O8 in 2023 from existing inventory. These sales were our first sales of produced U3O8 since 2019.

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

Currently, and at December 31, 2023, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

Our wholly owned Lost Creek Project in Sweetwater County, Wyoming is our flagship property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”) and started production operation activities in August 2013. Our first sales of Lost Creek production were made in December 2013.

From commencement of operations until 2020, we had multiple term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. We completed our initial sales contracts in 2020 when we sold 200,000 pounds of Uranium Oxide (“U3O8”). We did not make any sales of U3O8 inventory in 2021 – 2022.

We sold 100,000 pounds U3O8 to the U.S. Department of Energy (“DOE”) National Nuclear Security Administration (“NNSA”) in January 2023, as a part of the national uranium reserve program. In 2023, we delivered 180,000 pounds U3O8 into one of our sales agreements, for a total of 280,000 pounds U3O8 sold in 2023 for proceeds of $17.3 million. We currently have multi-year sales agreements for delivery of a base quantity ranging between 550,000 and 1,100,000 pounds U3O8 annually beginning in 2024 and continuing until 2030.

Shirley Basin, our other material property, is one of the assets we acquired as a part of the Pathfinder acquisition in 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes to complete an NI 43‑101 mineral resource estimate which was released in August 2014; subsequently, an NI 43‑101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. See also “Shirley Basin ISR Uranium Project S-K 1300 Report,” below. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015.

In December 2015, our applications for a permit and license to mine at Shirley Basin was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). The Wyoming Uranium Recovery Program (“URP”) issued our source material license and the Land Quality Division (“LQD”) issued the permit to mine for Shirley Basin in 2021. We received approvals for the project from the U.S. Bureau of Land Management (“BLM”) in 2020. Therefore, all major authorizations to construct and operate at Shirley Basin have been received. Work continues on detailed engineering and construction designs pending a decision by the Company to build out the facility.

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

Our Lost Creek processing facility includes all circuits for the capture, concentration, drying and packaging of uranium yellowcake for delivery into sales. Our processing facility, in addition to the IX circuit, includes processing trains with separate elution, precipitation, filter press and drying circuits (this contrasts with certain other uranium in situ recovery facilities which operate as a capture plant only, and rely on agreements with other producers for the finishing, drying and packaging of their yellowcake end-product). Additionally, a restoration circuit including an RO unit was installed during initial construction of Lost Creek to complete groundwater restoration once mining is complete.

We continue to make great strides in reducing water consumption. The first such achievement was the implementation of a Class V treatment system which became operational in early 2017. The system includes water treatment and injection of the clean water into a shallow formation where it can be accessed by future generations. Since implementation of the Class V system, the generation of wastewater during production has been reduced by 23 percent. To further reduce water consumption and enhance IX effectiveness, detailed design and engineering work is progressing for a filtration and wastewater treatment facility, together with procurement of equipment. Field construction will occur as appropriate as design work advances. The system, as envisioned, will allow for more effective use of current and future deep disposal wells working in conjunction with the Class V water recycling system while preserving precious water resources. Our goal is to reduce wastewater generation by at least 70 percent.

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

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO is utilized as a part of our Class V recycling circuit to minimize the wastewater stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining class of use or better. The first step of restoration involves removing a small portion of the groundwater and disposing of it (commonly known as groundwater sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to ensure the cleanup is complete, concluding the restoration process.

Our Lost Creek processing plant was constructed beginning in 2012, with production operations commencing in August 2013. Following receipt of amendments to our source material license in 2021, the licensed capacity of our Lost Creek processing plant allows for up to 2.2 million pounds U3O8 per year, of which up to 1.2 million pounds U3O8 per year may be produced from our wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to allow us to process uranium from other mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project) or, alternatively, to be able to contract to toll mill/process product from other uranium mine sites in the region. The design permits us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

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

Our Wyoming properties together total approximately 48,000 acres and include our Shirley Basin Project. Other non-material exploration stage projects are located in the GDB and the Lucky Mc Project is in the Gas Hills Uranium District, Wyoming. The Lost Creek Property and the Shirley Basin Project are the only two mineral properties that we deem to be individually material.

Our mineral resources reported pursuant to S-K 1300 for our material properties Lost Creek Property and Shirley Basin Project are summarized here and discussed below at “Lost Creek ISR Uranium Property S-K 1300 Report” and “Shirley Basin ISR Uranium Project S-K 1300 Report.” Variable pricing for each, based upon projections of market analysts and industry experts, and assumptions for operations at each property, including sales contracts, are as shown, and set forth in the respective S-K 1300 Initial Assessments.

	Measured			Indicated			Inferred
Project	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Assumed Pricing
Wyoming Uranium Projects
Lost Creek Property (after production)(7)	0.049	8,537	8,446	0.044	4,803	4,236	0.043	7,085	6,119	$55.00 to $87.20
Shirley Basin Project	0.275	1,367	7,521	0.118	549	1,295	-	-	-	$82.46 to $86.21
	MEASURED + INDICATED =				15,256	21,498	INFERRED =		6,119

Notes: (please also see notes related to each of the mineral resource summary tables below, for the Lost Creek Property and the Shirley Basin Project)

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
3.

Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards. Recovery at Lost Creek to date has exceeded the industry standard of 80%.

4.	Measured, Indicated, and Inferred (where estimated) Mineral Resources as defined in S-K 1300.
5.	Resources are reported through December 31, 2023.
6.	All reported resources occur below the static water table at Lost Creek and below the historical, pre-mining static water table at Shirley Basin.
7.	2.838 million lbs. of U3O8 have been produced from the Lost Creek Project HJ Horizon as of December 31, 2023.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

All wells to support the originally planned 13 header houses (“HHs”) in Mine Unit 1 (“MU1”) have been completed and have operated, as have the first six HHs in Mine Unit 2 (“MU2”). The first three HHs in MU2 have been producing since 2018; two new HHs came online in 2023 and HH 2-6 came online in early 2024.

Beginning in 2020 Q3 we maintained reduced production operations at Lost Creek. In 2021-2022, we had nominal production at Lost Creek. In December 2022, a ramp-up decision was made to return Lost Creek to commercial level production operations. In 2023, we captured 103,487 pounds U3O8, and began drying and packaging yellowcake.

The production at Lost Creek, for the past three years, is set forth here:

	2023	2022	2021
Pounds U3O8 Captured	103,487	325	251

Lost Creek ISR Uranium Property S-K 1300 Report

An updated Initial Assessment Technical Report Summary on the Lost Creek ISR Uranium Property Sweetwater County, Wyoming, USA (the “Lost Creek Report”) is filed with this Annual Report and provides the mineral resource estimates and preliminary economic analysis in respect of the Lost Creek Property. The Lost Creek Report was prepared by WWC Engineering.

The Lost Creek Report reflects the updated mineral resource estimates, production operations, and operational and development costs to December 31, 2023. The Lost Creek Report supersedes and replaces the last Initial Assessment Technical Report Summary on the Lost Creek ISR Uranium Property Sweetwater County, Wyoming, USA (as amended September 19, 2022).

For the Lost Creek Report to accurately reflect existing mineral resources, all mineral resources produced through December 31, 2023 (2.838 million pounds) were subtracted from earlier totals of Measured Resources at Lost Creek where recovery has occurred to date.

The mineral resources at the Lost Creek Property reported in the Lost Creek Report are as follows:

Lost Creek Property - Resource Summary (December 31, 2023)

	Measured			Indicated			Inferred
Project	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)	Avg Grade % eU3O8	Short Tons (X 1000)	Pounds (X 1000)
LOST CREEK	0.049	10,032	9,819	0.046	2,699	2,503	0.045	2,834	2,527
Production through 12/31/2023	0.049	-2,896	-2,838
LC EAST	0.052	1,401	1,465	0.042	1,883	1,568	0.042	2,954	2,481
LC NORTH	—	—	—	—	—	—	0.045	644	581
LC SOUTH	—	—	—	0.037	221	165	0.039	637	496
LC WEST	—	—	—	—	—	—	0.109	16	34
EN	—	—	—	—	—	—	—	—	—
GRAND TOTAL	0.049	8,537	8,446	0.044	4,803	4,236	0.043	7,085	6,119
			MEASURED + INDICATED =		13,340	12,682

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
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

5.	Measured, Indicated, and Inferred Mineral Resources as defined in S-K 1300.
6.	Resources are reported through December 31, 2023.
7.	All reported resources occur below the static water table.
8.	2.838 million lbs. U3O8 have been produced from the Lost Creek Project HJ Horizon as of December 31, 2023.
9.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
10.	The point of reference for resources is in situ at the Property.

Information shown in the table above may differ from the disclosure requirements of the Canadian Securities Administrators. See Cautionary Note to Investors Concerning Disclosure of Mineral Resources, above.

As discussed in the Lost Creek Report, the economic analysis upon which the mineral resources were evaluated assumes a variable price per pound U3O8 over the life of the Lost Creek Property. The pricing for anticipated sales in the report ranges from $55.00 to $87.20 per pound U3O8. The sale price for the produced uranium is based on existing and reasonably assumed sales commitments through 2030, and consensus pricing using an annual simple average of the projections of long-term pricing made by expert market analysts. We now have five sales agreements into which we may sell Lost Creek production.

The Lost Creek Property includes six contiguous Projects: Lost Creek Project, LC East Project, LC West Project, LC North Project, LC South Project and EN Project. The fully licensed and operating Lost Creek Project is considered the core project while the others are collectively referred to as the Adjoining Projects in the Lost Creek Report. The Adjoining Projects were acquired by the Company as exploration targets to provide resources supplemental to those recognized at the Lost Creek Project. Most were initially viewed as stand-alone projects but expanded over time such that, collectively, they represent a contiguous block of land along with the Lost Creek Project.

The Main Mineral Trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The East Mineral Trend (or “EMT”) is a second mineral trend of significance, in addition to the MMT, identified by historic drilling on the lands forming LC East. Although geologically similar, it appears to be a separate, but closely related, trend from the MMT.

The Lost Creek Report mineral resource estimate includes drill data and analyses of approximately 4,412 historic and current holes and over 2.53 million feet of drilling at the Lost Creek Project alone. With the acquisition of the Lost Creek Project, we acquired logs and analyses representing approximately 360,000 feet of data. Since our acquisition of the project, approximately 3,849 holes and wells have been drilled at Lost Creek. This figure now includes development drilling through 2023. Additionally, drilling from the Adjoining Projects, both historical and our drill programs, is included in the mineral resource estimate. This represents ~2,400 additional drill holes (1.3 million feet).

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

Potential risks to the accessibility of the estimated mineral resource at Lost Creek may include changes in the designation of the greater sage-grouse (sage grouse) as an endangered species by the USFWS because the Lost Creek Property lies within a sage grouse core area as defined by the State of Wyoming. (See discussion below under “Government Regulations, Protection of Endangered and Protected Species.”) The Company continues to work closely with the Wyoming Game and Fish Department (“WGFD”) and the BLM to mitigate impacts to the sage grouse.

The timing restrictions developed by the State preclude exploration drilling and other non-operational based activities which may disturb the sage grouse. The sage grouse timing restrictions relevant to ISR production and operational activities at Lost Creek are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. While our sage grouse adaptive management plan includes certain calendar restrictions on drilling and construction activities, there are no calendar restrictions on production and operational activities in pre-approved disturbed areas within our permit to mine, and the limitations in the sage grouse management plan is not expected to affect our planned production profile.

Additional authorizations from federal, state and local agencies for the Lost Creek project include: WDEQ-Air Quality Division Air Quality Permit and WDEQ-Water Quality Division Class I Underground Injection Control (“UIC”) Permit. Following the plugging of one of our deep disposal wells in 2019, the UIC permit allows Lost Creek to operate up to four Class I injection wells to meet the anticipated disposal requirements for the life of the Lost Creek Project. The Environmental Protection Agency (“EPA”) issued an aquifer exemption for the Lost Creek project. The WDEQ’s separate approval of the aquifer reclassification is a part of the WDEQ Permit. We also received approval from the EPA and the Wyoming State Engineer’s Office for the construction and operation of two holding ponds at Lost Creek. Application has been made to the BLM for a right-of-way for use of portions of an existing regional road.

In 2014, applications for amendments to the Lost Creek license were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of the LC East Project. The BLM issued its ROD authorizing the plan in 2019. The NRC participated in this review as a cooperating agency. In 2018, Wyoming assumed responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, oversees the licensing process for source material licenses as well as the operations of licensees in Wyoming. The URP has demonstrated that its integration into the overall WDEQ oversight of uranium recovery streamlines the process of licensing, offers greater consistency in authorizations and oversight, and results in reduced costs in the licensing phase. The URP issued a source material license for LC East in 2021. Also in 2021, we submitted our request for extension of our Lost Creek source material license. The license renewal is proceeding with URP on its technical review.

A permit amendment requesting approval to mine at the LC East Project was also submitted to the WDEQ. Approval will include an aquifer exemption. The air quality permit for Lost Creek will be revised to account for additional surface disturbance. Certain of our earlier Sweetwater County approvals have been amended. Numerous well permits from the State Engineer’s Office will be required. It is anticipated that the remaining permit to mine amendment will be completed in 2024 H1.

During 2016, we received all authorizations for the operation of Underground Injection Control (UIC) Class V wells at Lost Creek, and operation of the circuit began in early 2017. This allows for the onsite reinjection of fresh permeate (i.e., clean water) into relatively shallow Class V wells. Site operators use the RO circuits, which were installed during initial construction of the plant, to treat process wastewater into brine and permeate streams. The brine stream continues to be disposed of in the UIC Class I deep wells while the clean permeate stream is injected into the UIC Class V wells after treatment for radium. These operational procedures have significantly enhanced wastewater capacity at the site, ultimately reducing the injection requirements of our Class I deep disposal wells and extending the life of those valuable assets.

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

The LC South Project (10,200 acres) is located to the south and southeast of the Lost Creek Project. Historical drilling on the LC South Project consisted of 488 drill holes. In 2010, we drilled 159 exploration holes (total, 101,270 feet) which confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project. Also, a series of wide-spaced drill holes were part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons.

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

Site infrastructure is excellent. A road which traverses the project and provides access from the south will be upgraded. Several support facilities remain from the historical operations, including a modular field office building and a large, heated wash and lubrication bay which is currently used for storage and equipment maintenance. A regional power transmission line (69 kV) passes through the northern portions of the project. An existing energized power line leads to a substation near the field office, and from there a currently inactive powerline (power poles only) extends to the FAB Trend. The substation is currently scheduled to be upgraded prior to the start of operations. A licensed active waste disposal site for 11e.(2) byproduct material is currently operating adjacent to the fully reclaimed tailings complex.

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

Shirley Basin ISR Uranium Project S-K 1300 Report

An updated Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project Carbon County, Wyoming USA (the “Shirley Basin Report”) is filed with this Annual Report and provides the mineral resource estimates and preliminary economic analysis in respect of the Shirley Basin Project. The Shirley Basin Report was prepared by WWC Engineering.

The Shirley Basin Report reflects updated detailed planning of wellfields, construction plans and operational and development costs to December 31, 2023. The Shirley Basin Report supersedes and replaces the last Initial Assessment Technical Report Summary on the Shirley Basin Project ISR Uranium Project Carbon County, Wyoming USA (as amended September 19, 2022).

Mineral resources at the Shirley Basin Project at December 31, 2023 are unchanged from December 31, 2021 and are as follows:

Shirley Basin Project - Resource Summary (December 31, 2023)

RESOURCE AREA	MEASURED			INDICATED
	AVG GRADE % eU3O8	SHORT TONS (X 1000)	POUNDS U3O8 (X 1000)	AVG GRADE % eU3O8	SHORT TONS (X 1000)	POUNDS U3O8 (X 1000)
FAB TREND	0.280		6,574	0.119	456	1,081
AREA 5	0.243	195	947	0.115	93	214
TOTAL	0.275	1,367	7,521	0.118	549	1,295

MEASURED & INDICATED				0.230	1,915	8,816

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Based on grade cutoff of 0.020 % eU3O8 and a grade x thickness (GT) cutoff of 0.25 GT.
3.	Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards.
4.	Measured and Indicated mineral resources as defined in S-K 1300.
5.	All reported resources occur below the historical, pre-mining static water table.
6.	Average grades are calculated as weighted averages.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	The point of reference for resources is in situ at the project.

Information shown in the table above may differ from the disclosure requirements of the Canadian Securities Administrators. See Cautionary Note to Investors Concerning Disclosure of Mineral Resources, above.

The Shirley Basin mineral resource estimate includes drill data and analyses of approximately 3,200 holes and nearly 1.2 million feet of historic drilling at the Shirley Basin Project. In 2014, we drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate. Because of the density of the historical drill programs, estimates are made entirely in Measured and Indicated categories of resources. There is no Inferred resource category included in the estimate for Shirley Basin. Studies we conducted in 2014, and studies by Pathfinder in the late 1990s, indicate that this mineralization is amenable to ISR extraction. There is no change in the mineral resources estimated in the Shirley Basin Report, as we have neither conducted additional drilling, nor begun production operations.

The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound for U3O8 over the life of the Shirley Basin Project, as discussed in the Shirley Basin Report. The projected pricing for anticipated sales ranges from $82.46 to $86.21 per pound U3O8. The sale price for the produced uranium is assumed to vary based on a calculation of a simple average of (a) the annual average of the projections by three independent expert market analysts and (b) industry-recognized independent market consultant UxC, LLC in its Q4 2023 Market Outlook (Mid Price Scenario Projection from 2023 to 2040). At this time, we have no sales agreements related specifically to production at Shirley Basin.

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

Each of the following described uranium exploration stage projects is 100% owned and controlled by our exploration and land holding company, NFU Wyoming, except the Lucky Mc project which is held by Pathfinder. Mineral resource estimations for the following projects pursuant to S-K 1300 have not been completed. Each of the uranium projects contains roll-front style uranium mineralization and appear to be amenable to ISR, pending further exploration and analysis at each. We have historical data on each of the properties, as well as drill data and/or other exploration data from our exploration work at several of the projects. Future exploration activities for the Wyoming uranium projects are anticipated to be further drilling, which would proceed pursuant to drilling notices obtained from the WDEQ and BLM. There is no ongoing production at any of these mineral projects. Because of the persistent downturn in the uranium market in recent years, we maintained our focus on operations at Lost Creek and the permitting process and development of Shirley Basin, while deferring costs of exploration at other projects. As we ramp-up our production operations at Lost Creek, our financial priorities will remain with Lost Creek.

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

Our Lucky Mc Project is in the Gas Hills Uranium District, Fremont County, Wyoming. An historic mine site, Pathfinder holds 100% mineral interests at the project through three mineral patents (totaling approximately 970 acres) located in Sections 2 and 3, T32N, R90W, and Sections 21, 22-27 and 35, T33N, R90W; two State of Wyoming mineral leases (together, approximately 410 acres) located in Section 36, T33N, R90W, Section 1, T32N, R91W; and Sections 6 and 7, T32N, R90W; and two unpatented lode mining claims (together, approximately 40 acres) located in Section 6, T32N, R90W and Section 1, T32N, R91W. In 2021, the historic permit to mine was terminated and related reclamation bond and obligations released. Further exploration or development would be accomplished through drill notices and routine permitting and licensing through the WDEQ and/or BLM.

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

Unlike other commodities, uranium does not trade on an open market. Contracts are negotiated privately by buyers and sellers. Since 2022, we have secured new term agreements for sales of uranium at fixed pricing and other set delivery terms. Our agreements call for deliveries which began in 2023 and continue through 2030. Under the agreements, base quantity deliveries between 550,000 and 1,100,000 pounds U3O8 annually begin in 2024 and total approximately 5.6 million pounds U3O8 between 2024 and 2030.

Uranium prices are published by two of the leading industry-recognized independent market consultants, UxC, LLC and TradeTech, LLC, who publish on their respective websites. The following information reflects an average of the per pound prices published by these two consulting groups for the end of the periods indicated:

End of Year:	2018	2019	2020	2021	2022	2023
Spot price (US$)	$27.75	$24.93	$30.20	$42.05	$47.68	$91.00
LT price (US$)	$32.00	$32.50	$35.00	$42.75	$52.00	$68.00

End of Month:	09/30/23	10/31/23	11/30/23	12/31/23	01/31/24	02/29/24
Spot price (US$)	$71.58	$74.38	$81.25	$91.00	$100.25	$95.00
LT price (US$)	$61.50	$64.00	$66.00	$68.00	$72.00	$75.00

The long-term price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 36 months), and quantity flexibility (up to ±10%) considerations.

Strong competition in the uranium industry is also felt in the pursuit of qualified personnel and contractors, drill companies and equipment, and other equipment and materials. As the industry is revitalized through changes in market pricing and other fundamental changes in the uranium market, this type of competition for expertise, staffing and equipment is anticipated to become more significant. Additionally, in Wyoming, inter-industry competition for qualified labor will become more challenging if oilfield and renewable energy projects maintain or increase staffing levels.

Government Regulations

As set forth above, our operations at Lost Creek and our other projects in Wyoming and other locations where exploration, development and operations are taking place, are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws and regulations govern exploration, development, production, various taxes, labor standards, occupational health and safety including radiation safety, waste disposal, underground source of drinking water, protection and remediation of the environment, protection of endangered and protected species, toxic and hazardous substances and other matters. Uranium minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production.

Compliance with these laws and regulations imposes substantial costs on us and may subject us to significant potential liabilities or impacts to operations or project development. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. Compliance with all current regulations, including but not limited to the environmental and safety regulatory schemes, is an integral part of our day-to-day business, management and staff commitment and expenditures. The costs attendant to compliance are understood and routinely budgeted and are generally comparable to those of other U.S. uranium companies and other natural resources companies in the U.S. and Canada. It should be noted that environmental protections and regulatory oversight thereof vary significantly outside North America, particularly in Kazakhstan and Russia, where state-owned enterprises operate with only limited regulatory oversight related to environmental and worker safety.

Mineral exploration and development activities, as well as our uranium recovery operations, are subject to comprehensive regulation which may cause substantial delays, restrictions or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Mineral exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Mineral recovery operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. The posting of a performance bond and the costs associated with our permitting and licensing activities requires a substantial budget and ongoing cash commitments. In addition to pursuing ongoing permitting and licensure for new projects and additions to our existing Lost Creek Project, these expenditures include ongoing monitoring (e.g., wildlife, groundwater and effluent monitoring) and other activities to ensure regulatory and legal compliance, as well as compliance with our permits and licenses. Costs for these activities may increase and we may be required to increase compliance activities in the future, which might further affect our ability to expand or maintain our operations.

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

While the NEPA regulations were extensively revised and modernized in 2020 (the “2020 Rules”) in generally positive and pragmatic ways, they have been the subject of several legal challenges as well as new, phased amendment to the 2020 Rules. The intent of the phased revisions is to generally restore regulatory provisions that were in effect prior to the 2020 Rules. The Council on Environmental Quality (“CEQ”) has a Phase 1 Final Rule which finalized a narrow set of changes. In 2023, CEQ announced a Phase 2 Notice of Proposed Rulemaking to, among other things, implement the amendments included in the Fiscal Responsibility Act of 2023. The phased process continues. Currently, we are not pursuing federal permits or licenses which are subject to NEPA.

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

Protection of Endangered and Protected Species

Our sites are subject to federal laws and regulations with respect to the protection of endangered and protected species, including the Endangered Species Act (ESA). Notably, potential changes in the designation of the greater sage-grouse (sage grouse) as an endangered species by the USFWS are monitored closely because the Lost Creek Property lies within a sage grouse core area as defined by the State of Wyoming. In 2015, the USFWS issued its finding that the greater sage grouse does not warrant protection under the ESA. The USFWS reached this determination after evaluating the species’ population status, along with the collective efforts by the BLM and U.S. Forest Service, state agencies, private landowners and other partners to conserve its habitat.

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

Other assessments of wildlife and plant life are periodically made by federal regulators.

State of Wyoming

As discussed elsewhere in this annual report, we are regulated by multiple divisions of the State of Wyoming Department of Environmental Quality (LQD, WQD, AQD and URP), the State Engineer’s Office and other State agencies. As a state program with delegated authority of the NRC, the URP will adopt future regulations and rulemakings of the NRC on a time-to-time basis. In 2019 NRC staff made recommendations to the NRC Commissioners that regulations for in situ recovery operations should be developed. NRC staff, in close consultation with agreement state programs, worked to draft a rulemaking. No recent advances have been made. It is unknown whether or when the NRC may return to the rulemaking.

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

Underground Injection Control ("UIC") Permits

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the SDWA allows for the UIC permits issued by states to satisfy the UIC permit required under the SDWA under two conditions. First, the state's program must have been granted primacy, as is the case in Wyoming. Second, the EPA has continuing authority to review and determine whether requested aquifer exemptions are approved. The EPA may delay or decline to process the state's application if the EPA questions the state's jurisdiction over the mine site. From time to time, EPA has promulgated rulemaking processes to expand and/or clarify its jurisdiction and the rules under which the UIC and other programs operate; while no such rulemaking is currently in process, there may be additional such rulemakings at any time.

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

Our Employees

At December 31, 2023, Ur-Energy USA had 12 regular full-time employees: five in its Littleton, Colorado office and seven in its Wyoming offices. At that date, Lost Creek ISR, LLC employed 67 people on a full-time regular basis. Additionally, Ur-Energy USA has four regular part-time employees and Lost Creek has one regular part-time employee. None of our other subsidiaries had employees in 2023. Ur-Energy Inc. had no employees during 2023.

These employment figures follow our decision to ramp up production operations at Lost Creek to return to commercial production levels. Having reduced our workforce at Lost Creek through several reductions in force, we began staffing for our advance construction program in late 2021, while holding the workforce to core operations and construction staff to support initial drilling prior to the decision to ramp up productions at Lost Creek. Responsive to the December 2022 ramp-up decision, hiring began in earnest in January 2023 and continued throughout the year.

Throughout the time of reduced operations, extensive cross-training was completed at Lost Creek, which generally facilitated better, safer operations. Heightened activities in the wellfield and plant at Lost Creek, with staff and contractors numbering up to ~100 persons onsite, led to greater focus on safety training for all employees. Notwithstanding extensive safety training, we experienced two lost-time accidents (LTA) during 2023. Neither involved a serious injury. We continue to train all employees regarding site and radiation safety principles and practices.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1300, Ottawa, Ontario K1P 6L5. Our North American Operations Headquarters is located at 1478 Willer Drive, Casper, Wyoming 82604, where our new construction facility and chemical laboratory are now both fully operational. Lost Creek operational offices are located at 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336. Our U.S. Corporate headquarters is located at 10758 West Centennial Road, Suite 200, Littleton, Colorado 80127.

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

Other information relating to Ur-Energy may be found on the SEC’s website at http://www.sec.gov/edgar.shtml or on the SEDAR website at www.sedarplus.ca.

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

Risk Factors Related to the Uranium Markets and Nuclear Fuel Cycle Industries

Imports from state-owned enterprises may continue to challenge the U.S. uranium industry.

Notwithstanding other recent favorable market events and pricing, the global uranium market continues to be characterized by production levels and sales priced in and for countries such as Russia, Kazakhstan and Uzbekistan which adversely affect the U.S. uranium production industry. China continues to expand its role in the global uranium mining markets and in the rest of the nuclear fuel cycle, including with effects felt in the U.S. Additionally, the extent of foreign inventories in some instances remains uncertain. If U.S. imports from government-subsidized production sites resume beyond demand capacity, there could be a significant negative impact to the uranium market which could adversely impact the Company’s future profitability.

We have entered into term sales contracts for a portion of our Lost Creek production, however, we may be unable to enter into additional term sales contracts in the future on suitable terms and conditions.

We have secured term sales contracts for the sale of 570,000 pounds U3O8 in 2024 and annual base commitments between 550,000 and 1,100,000 pounds U3O8 annually beginning in 2025 and continuing through 2030. We are advancing negotiations of additional contracts for sales through at least 2030. While we continue to respond to requests for proposals from nuclear fuel purchasers, there is no certainty that we will be able enter additional term sales agreements at suitable pricing and other terms to support longer-term production at Lost Creek and/or the construction and operation of Shirley Basin. The failure to complete additional term sales contracts on suitable terms may further delay decisions to maximize production at Lost Creek and to construct and begin operations at our Shirley Basin Project and could otherwise adversely impact our operations and resulting cash flows and income.

The uranium market is volatile and has limited customers.

The price of uranium is volatile, has experienced and may continue to experience significant price movements over short periods of time. Spot pricing reached lows at or below $20 per pound U3O8 in recent years. Although current spot pricing is vastly improved from those recent lows, pricing continues to demonstrate volatility: at December 31, 2022, the price of U3O8 was $47.68 per pound and at December 31, 2023, the price was $91.00 per pound U3O8. Factors beyond our control affect the market, including demand for nuclear power; changes in public acceptance of nuclear energy; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; changes in governmental regulations; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved production methods; the future viability and acceptance of small modular reactors or micro-reactors and the related fuel requirements for this new technology; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste; and global economics, including currency exchange rates, interest rates and expectations of inflation. Any future accidents, or threats of or incidents of war, civil unrest or terrorism, at nuclear facilities are likely to also impact the conditions of uranium mining and the use and acceptance of nuclear energy. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties, cannot accurately be predicted.

The uranium industry is highly competitive and nuclear energy competes with other energy sources.

The national and international uranium industry is small and highly competitive. Our activities are directed toward the exploration for, evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures we made will result in discoveries of commercial quantities of uranium production. There is aggressive competition within the uranium mining industry for the discovery, acquisition and development of properties considered to have commercial potential. We compete with other companies for the opportunity to participate in promising projects, and many of those competing entities have greater financial resources than we have and/or are state-sponsored entities. Similarly, we market our product to a limited number of purchasers in competition with supplies from a very limited number of competitors, most of whom currently are state-sponsored operations producing at lower, subsidized costs.

Nuclear energy competes with other existing sources of energy, including natural gas, oil, coal, hydroelectricity and renewable energy sources and potentially other sources of energy, such as fusion, in the future. These other energy sources are to some extent interchangeable with nuclear energy, and their relative availability and cost may result in lower demand for uranium concentrate and uranium conversion services. Technical advances in and government support and subsidies for renewable energy sources could make these forms of energy more viable and have a greater impact on nuclear fuel demands. Further, the sustained growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, geopolitical, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power, whether through increased regulation or otherwise.

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

Our future business prospects are tied to the electrical utility industry in the U.S. and worldwide. Continuing fundamental changes in the utility industry, particularly in the U.S. and Europe, are expected to affect the market for nuclear and other fuels for years to come and may result in a wide range of outcomes including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of nuclear technology as a means of generating electricity. Unique political and public perception factors impact the nuclear fuel cycle industries, including uranium producers. Some government entities and non-governmental organizations continue to aggressively oppose certain mining activities including specifically uranium recovery. These actions may affect our operations even if the opposition is directed at entities or projects unrelated to our Company. Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry. Following the events of March 2011 in Fukushima Japan, worldwide reaction called into question the public’s confidence in nuclear energy and technology, and the impact continues in many countries. Additionally, media coverage about uranium production and nuclear energy may be inaccurate or non-objective and further negatively impact public perception of our industry.

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

Risk Factors Related to our Mining Operations

Our mining operations involve significant hazards and risks and the possibility of uninsured losses.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where production activities commenced in 2013, though we reduced production significantly for several years before returning to commercial operations in 2023. Lost Creek is a remote site in south-central Wyoming. Lost Creek and our other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during adverse winter weather and road conditions. Additionally, these operations are subject to perceived risks, and the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, such as water management and treatment, including wastewater disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and availability of materials and parts for operations and construction, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, and natural disaster (e.g., fire, tornado), any of which could result in damage to, or destruction of, production facilities, damage to life or property, environmental damage and possible legal liability. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

With current market and labor conditions, including availability of contractors and equipment, influencing our recommissioning and return to commercial production at Lost Creek, we face risks of delays in production which could affect our ability to timely deliver into our sales commitments. Similarly, if/as we build out and begin operations at Shirley Basin, delays resulting from supply chain disruption, and availability of labor and contractors, as well as first-time production challenges may affect timely deliveries and sales.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves; there is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under SEC Subpart 1300 of Regulation S-K (“S‑K 1300”) or Canadian National Instrument 43-101 (“NI 43-101”). See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only and may be inaccurate. We have established the existence of uranium resources for certain uranium projects, including at the Lost Creek Property. We have not established proven or probable reserves, as defined under S-K 1300 or NI 43-101, through the completion of a feasibility study, for any of our uranium projects, including the operating Lost Creek Property. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan to utilize ISR methods, such as the Lost Creek Property or the Shirley Basin Project. As a result, and despite the fact that we have produced U3O8 at the Lost Creek Project since 2013, there is increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

We have been in production operations for more than a decade and are depleting the estimated mineral resource at Lost Creek, which remains our only uranium recovery operation. As a result, we must be able to continue to conduct exploration and develop additional mineral resources. While there remain large areas of our Lost Creek Project which require additional exploration, we will need to continue to explore all project areas of the Lost Creek Property and our other mineral properties in Wyoming, or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but such estimates may not be correct.

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

Our mining operations are subject to numerous environmental laws, regulations and licensing and permitting requirements that can delay production and adversely affect operating and development costs.

Our business is subject to extensive federal, state and local laws governing all stages of exploration, development and operations at our mineral properties, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, endangered species protections, and other matters. Exploration, development, and production operations are also subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, particularly with respect to uranium recovery, to monitor the discharge of wastewater and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, groundwater, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of any of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation. Many of these laws and regulations have tended to become more stringent over time, which appears will continue to be the trend in coming years. Any change in such laws or imposition of fines or restrictions in operations as a result of violations could have a material adverse effect on our financial condition, cash flow or results of operations. There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. Further, there is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted.

Our operations require licenses and permits from various governmental authorities. We believe we hold all necessary licenses and permits to carry on the activities which we are currently conducting or currently propose to conduct under applicable laws and regulations. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities (or amendments to expand or alter existing operations), including constructing mines, milling or processing facilities and commencing or continuing exploration or mining activities or operations at any of our properties. In addition, if we proceed to production on any other property or new geologic horizon, we must obtain and comply with permits and licenses which will contain specific operating conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any and all such conditions. The ability to timely obtain all required authorizations may become more of an issue with regulatory agencies facing staffing challenges similar to those our industry is encountering, as experienced staff retire or leave government, including those with highly specialized knowledge specific to uranium recovery and radiation safety.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

Members of the U.S. Congress have repeatedly introduced bills which would materially amend or replace the provisions of the General Mining Law. Such bills have proposed, among other things, to (i) significantly alter the laws and regulations relating to uranium mineral development and recovery from patented or unpatented mining claims; (ii) impose a federal royalty on production from unpatented mining claims and/or impose other taxes or additional fees on the use or occupancy of federal lands; (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life; (iv) convert in part or in whole the existing land holdings program, requiring unpatented mining claims to be taken to lease in a new program under certain circumstances and imposing other circumstances in which the unpatented mining claim would have to be abandoned; (v) limit the mineral property holdings of any single person or company under various stages from prospecting through operations; (vi) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vii) allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. mining laws; (viii) eliminate or greatly limit the right to a mineral patent; and (ix) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. Additionally, there continue to be proposals for withdrawal of federal lands for the purposes of mineral location and development, and the reasons for withdrawals have been increasingly broad.

If enacted, such legislation could, among other effects, change the cost of holding unpatented mining claims or leases or the duration for which the claims or leases could be held without development, and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict what any legislated royalties might be, implementation could adversely affect the potential for development of mineral properties, as well as the economics of existing operating mines. Passage of such legislation could adversely affect our financial performance, including proposals imposing a royalty or otherwise impacting holding and operational costs of mining claims, if passed, could render mineral projects or existing mines uneconomic. Although certain of the proposed amendments have included provisions to ‘grandfather’ permitted projects, there is no assurance that any new legislation will necessarily contain such provisions or that such legislation will not otherwise have a significant financial impact on our operations and business.

We depend on services of our management, and key personnel, contractors and service providers, and the timely availability of such individuals and providers cannot be assured during ramp-up or into the future.

Successful implementation of our business plan and operations is dependent upon our management team and experienced staff, some of whom are approaching retirement age. From time to time, we may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel. We continue to hire and train employees for Lost Creek’s renewed operation and we will need to hire additional staff as we develop and construct the Shirley Basin Project. Timely availability and training, strong retention rates of staffing and timely retention of contractors cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees and contractors, including where we compete with higher paying energy jobs, and because of the remote locations for which employees and contractors are needed. As well, the skilled professionals with expertise in geologic, engineering and process aspects of uranium in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few professionals with both expertise and experience. The sustained downturn of the uranium production industry in recent years makes these challenges even more pronounced. Even with return to higher levels of production operations, we will be dependent on the continued service of a relatively small number of key persons, including key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

The SEC’s adoption of S-K 1300 results in changes to our technical reports and will continue to result in increased compliance costs and uncertainty of interpretation.

S-K 1300 requires us to disclose specific information related to our material mining operations, including concerning our reported mineral resources at Lost Creek and Shirley Basin. We conformed our technical reports to comply with both S-K 1300 and NI 43-101. Disclosures under S-K 1300 continue to be subject to largely unknown interpretations. We are unable to predict the nature of any future enforcement, interpretation, or application of S-K 1300 by the SEC. Any additional revisions to, or interpretations of, S-K 1300 could also result in additional time and possibly unforeseen compliance costs.

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

Although we play an important role in addressing climate change with our production of uranium to fuel carbon-free nuclear power, we, too, may be subject to risks associated with climate change which could harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions may have a potentially serious impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, or alter the supply of electricity to our Lost Creek Property or Shirley Basin when it is constructed. Impacts of such events may affect worker productivity at our projects. Should any impacts of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

As an ISR uranium producer, we maintain a comparatively light environmental footprint. Nonetheless, certain environmental impacts are inevitable from all mineral exploration and development. U.S., Canadian, and other international legislative and regulatory action intended to ensure the protection of the environment are continually changing and evolving in a manner expected to result in stricter standards, restrictions and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Transitioning our business to meet regulatory, societal and investor expectations may cause us to incur lower economic returns than originally estimated for new projects and development plans of existing operations. While we continue to monitor and assess all new policies, legislation and regulations regarding such matters, we currently believe that the impact of any such legislation on our business is unlikely to be material. We cannot, however, assure that our efforts to mitigate the impact of such laws or regulations will be successful and/or without significant attendant costs.

Risks Factors Related to our Financial Circumstances

The uranium mining industry is capital intensive, and we may be unable to raise necessary funding.

Additional funds will be required for working capital and exploration and development activities at our properties including Lost Creek Property and for the construction and development of our Shirley Basin Project. Potential sources of future funds available to us, in addition to the proceeds from sales of inventory and future production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structure, project financing, or the sale of our interests in assets. Continued volatility in the equity markets, particularly the commodities and energy markets, as well as current interest rates, may increase the costs attendant to either equity or debt financing. There is no assurance that such funding will be available to us to fund continued development or future exploration at Lost Creek or the construction and ramp up of Shirley Basin. Further, even if such financing is successfully completed, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

If we are unable to service our debt, we could lose the assets securing our indebtedness.

At the date of this report, we continue to owe approximately $4.3 million in principal under our State Bond Loan. Our ability to make scheduled payments under the State Bond Loan depends on our financial condition and operating performance, which may be subject to conditions beyond our control. If we do not make the remaining payments on our debt, we will be in default which, if not addressed or waived, could require accelerated repayment and enforcement by the lender against the assets securing the loan. The secured collateral includes the Lost Creek Project and other projects and assets of the Lost Creek Property, which are key assets on which our business is substantially dependent. Enforcement against these assets would have a material adverse effect on our operations and financial condition.

Production, capital and operating cost estimates may be inaccurate.

We prepare estimates of annual and future production, the attendant production and operational costs and required working capital for such levels of production, but there is no assurance that we will achieve those estimates. Additionally, we have and continue to estimate the costs of construction for Shirley Basin, in the current market. These types of estimates are inherently uncertain and may change materially over time. Operational cost estimates are affected by changes in production levels and may be affected by continuing inflation and cost-of-goods due to supply chain issues as well as the possible need to utilize a greater level of contractor services if required staffing is unavailable or cannot timely be hired and trained. Availability and consistent pricing of materials necessary in the installation of wells, surface production equipment, associated infrastructure, chemicals for processing and, expendable materials related to operations, can be variable depending on economic conditions locally and worldwide and may force changes in operations and timing of resource production. Under current supply chain circumstances, this is particularly true. In addition, we rely on certain contractors related to the installation of wells and technical services associated with that installation. Their availability or cost of service can change depending on other local market conditions and may therefore affect the installation and production rates of mining.

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

Investors may experience future dilution as a result of additional equity offerings.

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

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2023, and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our common shares. Gain realized upon a disposition of our common shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges. Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

General Risk Factors

Certain impacts to the economy and supply chain disruption resulting initially from the COVID pandemic are likely to continue for the foreseeable future.

The COVID pandemic has had a significant negative impact generally on the global economy and commodity and equity markets. While many of the direct impacts to our business arising during the pandemic have decreased substantially, direct and indirect effects continue to be experienced particularly in supply chain and available labor and contractors. These impacts are likely to continue to pose risk to our operations, particularly at our renewed production operations at Lost Creek and if/as we proceed to construct and operate Shirley Basin.

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

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation, arbitration, or other proceedings. Additionally, it is possible that the Company may become involved directly or indirectly in legal proceedings, in the form of governmental or regulatory investigations, administrative proceedings or litigation, arising from challenges to regulatory actions. Such investigations, administrative proceedings and litigation related to regulatory matters may delay or halt exploration, development or even operations at our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such disputes favorably, it could have a material adverse effect on our financial position, results of operations or our property development.

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

The war in Ukraine and other global conflicts and tensions continue to have implications to the global economy and energy supplies; as a result, the impact to the nuclear fuel market remains uncertain.

The global implications of the war in Ukraine remain difficult to predict. The war has resulted in impacts to the nuclear fuel industries and uranium producers, through the imposition of sanctions and counter sanctions, and more may follow. The war is likely to continue to have an adverse effect on energy and economic markets, including the nuclear fuel industries because of the vast reliance by the U.S. and other nations on uranium products exported from Russia and Russian-controlled or influenced sources.

The conflicts in the Middle East, and other geopolitical tensions, including between the U.S. and China, also make it difficult to assess and predict the impact to the economy, supply disruption and increased prices of materials, and cyber-security threats. While we do not currently purchase goods and materials directly from China for our Lost Creek operations, our suppliers of electronics and instrumentation components may purchase necessary materials from China, and we may be indirectly affected if the market for Chinese products is further disrupted by sanctions, countersanctions or other events. If/as a decision is made to construct and develop Shirley Basin, the direct or indirect exposure to these market uncertainties may be greater or more direct.

To the extent these conflicts and geopolitical situations may adversely affect our business as discussed, they  may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cyber-security, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business. Because of the highly uncertain and dynamic nature of the war, global conflicts and related geopolitics, it remains difficult to estimate the impact on our business.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

Risk Management and Strategy

We rely on information technology to operate our business. We have endpoint and other protection systems, and incident response processes, both internally and through third-party experts designed to protect our information technology systems. These established processes assist us to continuously assess and identify threats to our systems and minimize impact to our business in the event of a breach or other security incident. With our third-party consultants, the processes protect our information systems and allow us to resolve any issue which may arise in the most timely and aggressive fashion.

As any new threat to security may be identified, our personnel are notified, with instruction to increase awareness of the threat and how to react if such a threat or actual breach appears to be encountered. Periodic educational notices are also disseminated to all personnel. Additionally, as our systems are modified and upgraded, all personnel are notified, with instruction as appropriate. Responsibility for the identification and assessment of risks and the recommendation of upgrades to our systems resides with our expert consultants who report to our Chief Financial Officer.

Governance

Our Board oversees the risks involved in our operations as part of its general oversight function, integrating risk management into the Company’s compliance policies and procedures. With respect to cybersecurity, the Board has the ultimate oversight responsibility, with the Audit Committee and HSE & Technical Committee of the Board each having certain responsibilities relating to risk management of cybersecurity.

Among other things, the Audit Committee discusses with management the Company’s major policies with respect to risk assessment and risk management, including cyber-security, as they relate to the integrity of the Company’s accounting and financial reporting processes and the Company’s compliance with legal and regulatory requirement.

In addition to its other responsibilities, the HSE & Technical Committee oversees operational information technology risks, including cybersecurity, as they relate to the technical aspects of the Company’s operations.

The HSE & Technical Committee and/or the full Board receive at least quarterly reports from management on information technology matters, including cybersecurity. The reports address upgrades to hardware, software, and IT systems throughout the Company, and include the identification of IT and cybersecurity risks.  Security scores, risk management, and mitigation measures are routinely presented. As discussed above, we maintain endpoint and other protection systems, and incident response processes, both internally and through third-party experts. As these systems, processes, training, and upgrades are implemented, updates are provided to the Board.

We have not identified an indication of a substantive cyber security incident that would have a material impact on our business, results of operations or financial statements. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” above.

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

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of February 29, 2024, we had 281,626,324 Common Shares issued and outstanding; no preferred shares are issued and outstanding. We estimate that we have approximately 30,000 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2023 and 2022, we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2023.

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

Industry and Market Update

Several global factors continue to positively influence the uranium recovery market and the nuclear energy industries. Over the past several years, continued growth in the acceptance of nuclear energy, geopolitics, and production reductions, shortfalls and delays, have each contributed to a stronger uranium market with a more optimistic future. As each of these categories of influence continues to gain momentum and strength, the market has experienced significant impacts.

For several years, we and others in our industry have noted the growing acceptance of the necessity of nuclear energy as it relates to concerns over climate change and the determination of nations and multi-national companies to reach decarbonization goals on increasingly aggressive timelines. Most recently, in December, 22 countries including the U.S., pledged at the UN climate summit, COP 28, to triple nuclear energy capacity by 2050. Even prior to this commitment, numerous announcements in 2023 of extended nuclear plant licenses and lifespans, and deferred retirements of reactors, supplemented planned future numbers of reactors with ongoing construction in many countries.

Recognition of the critical role nuclear energy plays in providing baseload power for decarbonization has been complemented more recently as energy security has become a universal priority. Energy security includes not only the heightened concern over Russian supply, but other areas of geopolitical unrest. The coup d’état in Niger in mid-2023, for example, threatens the security and stability of 25% of European uranium supply. The true scope and possible long-standing impact of China in the nuclear market remains undefined.

While the initial invasion of Ukraine in early 2022 focused nuclear and other energy buyers on the risk attendant to dependence on Russian supplies, continuing Russian conduct has only strengthened the resolve of fuel purchasers to reduce that dependence. It has been reported that, throughout 2023, both U.S. and non-U.S. utilities increasingly sought non-Russian supplies when negotiating uranium term sales agreements. This change of supply priority reflects the concern over current and possible future sanctions but also the prospect that Russia of its own volition will refuse to export committed nuclear fuels to the U.S. In either circumstance, the utilities are at significant risk as the West has limited capacity to backfill such supply disruption, regardless of cause.

Moreover, many nations, including the US, are considering increasing sanctions against Russia in 2024, related to what the Biden Administration most recently labeled Russia’s “aggression abroad and repression at home.” With this public condemnation of Russia’s conduct and the specter of additional sanctions, speculation is strong that the nuclear fuel buyers’ preference to non-Russian contracting will continue, including even a more broadly defined concept of what is considered Russian inventory.

As uranium production operations have returned following the pandemic, and with the stronger market indicators in 2022 and 2023, the path forward has not been without challenges. Even for experienced and well financed operators, ramp-up and return to commercial level operations has been impeded by labor, equipment, technical, supply chain and other challenges and delays. Though Kazakh production regained its routine more quickly following the pandemic, it has encountered some of the most significant supply chain disruptions, unable to obtain sufficient sulfuric acid for its recovery processes. The several announcements by Kazatomprom, beginning in December 2023, of substantially reduced production targets (~20% below state-concession required levels) have sent shockwaves through the uranium markets.

All the foregoing moved the market in 2023 and continue to do so in early 2024. With earlier increases in uranium market pricing in 2021-2022, spot pricing continued its measured move upward through much of 2023, with significant increases in pricing beginning in late August. After breaking through the $60/pound barrier (August 31) and then the $70/pound barrier in September, the market saw even more dramatic increases in pricing in December when reported spot prices exceeded $90/pound. Overall, this represented a 90% increase in spot price from the year-end 2022 price of $47.68. Increases in December were tied largely to the first Kazakh announcement of projected shortfalls in production.

Year-end spot pricing of $91/pound was a milestone not experienced in more than 16 years. And the market movers were not done. Early 2024 has seen pricing jumps due to further production short-fall announcements, anticipated Russian sanctions and other influences. Passing $100 and increasing to as much as $107/pound during January, the spot market has retracted since, while remaining at $95/pound at February 29, 2024.

Notably, term market prices increased nearly 40% between year-end 2022 pricing and the January 31, 2024, term price of $72/pound. Even the September milestone of $61/pound term price represented a decade-long high. The determination of utilities in the U.S. and abroad to fill mid-term supply requirements is projected to continue to push the term price. Advantageous to our Company, these contracts are projected to continue to have a distinct focus on secure future deliveries from North American production of proven producers.

2023 Developments

Lost Creek Property – Great Divide Basin, Wyoming

Status of Lost Creek

Ramp-up activities at Lost Creek in 2023 led to operation of the first two new header houses in Mine Unit 2 (MU2). Our Q4 production figures reflect the progress made in wellfield operations: in 2023, we captured approximately 103,487 pounds U3O8, of which 68,448 pounds U3O8 were captured in Q4. The average production grade in Q4 was 93.9 mg/l U3O8.

During 2023, we sold 280,000 pounds U3O8 from existing inventory for $17.3 million. Our sales in 2024 are projected at 570,000 pounds U3O8 into contracts that were put in place in 2022 when the long-term price was below $60 per pound.

Lost Creek Operations

Since commencement of operations in 2013, we have captured approximately 2.838 million pounds of U3O8 at Lost Creek through December 31, 2023. Following our reduction in production operations in 2020 Q3, we maintained controlled, reduced level production operations until the restart of commercial wellfield production in 2023 Q2.

Wellfield construction and development continues in all areas of MU2. Subsequent to year-end, we completed all delineation drilling throughout the remaining eight planned production areas in MU2. We have 12 drill rigs onsite with plans to mobilize additional rigs in coming weeks. Production in HH 2-6 came online after year-end, with HH 2-7 anticipated to come online in early March 2024. Construction of HHs 2-8 and 2-9 is nearing completion in our Casper shop. All remaining planned production areas of MU2 are scheduled to be drilled and constructed during 2024. Additionally, we are planning delineation drilling and initial well installation in Phase 2 of Mine Unit 1 (MU1) when drilling is complete in MU2.

As previously disclosed, the restart at Lost Creek has encountered challenges. Commissioning new production areas and recommissioning plant operations, not unexpectedly, come with unique start-up issues. The recovery of U3O8 in MU2 and the restart of plant operations have been no exception. As the plant was being recommissioned, we encountered equipment issues that temporarily reduced plant throughput. The equipment issues have been or are being addressed, and plant operations are returning to anticipated production rates.

During 2023, we encountered staffing issues with our initial hiring campaign, including lower than preferred retention rates, which affected our ability to thoroughly train our teams. Most recently, staffing of Lost Creek’s current 65+ onsite positions is complete, and we are experiencing greater retention, which fosters more thorough training. We are seeing steady improvement in production activities as our growing core staff have more time on the job. The Wyoming labor market has similarly affected our contractors. Certain labor and contractor/vendor challenges may continue.

While the record-setting winter of 2022-2023 is behind us, the ways in which it affected our hiring and restart of operations continue to be felt but are being overcome. More positively, conditions to date this winter have permitted construction and development activities to progress without significant hindrance or weather delay.

We began the drilling and construction of an additional deep disposal well at Lost Creek in mid-2023, with the drilling phase completed in July. Preliminary completion and testing continued in 2023 Q4. When regulatory approvals were received, final completion work was initiated in early 2024 and is anticipated to be complete in 2024 Q1. When this work is complete, we will obtain remaining regulatory approvals followed by specification of surface injection equipment. In advance of operation of the deep well, procurement and installation of a powerline was completed enabling anticipated operation in 2024.

For our expanding production, we continue to benefit from our advance ordering and recycling of equipment at Lost Creek while supply chain disruption continues to be a global industry issue. All construction materials have been ordered or received for all planned operations in MU2. Parts and materials are always in various stages of delivery depending on availability. We will continue to supplement purchases with recycled materials as necessary. Key equipment has also been ordered for long-lead items required in 2025 based on vendor projected delivery times. We will continue to order equipment and materials well in advance and remain aware of fluctuating lead times for critical items.

Lost Creek Regulatory Proceedings

The first two mine units at Lost Creek have all permits necessary for commercial level operations. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. This license approved access to six planned mine units in addition to the already licensed three mine units at Lost Creek. The approval also increased the license limit for annual plant production to 2.2 million pounds U3O8 which includes wellfield production of up to 1.2 million pounds U3O8 and confirmed toll processing up to one million pounds U3O8.

We await approval by the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD”) of the amendment to the Lost Creek permit to mine adding HJ and KM horizons at LC East and HJ mine units at Lost Creek. LQD has confirmed that the public comment period has concluded, and the technical review is complete. We anticipate the LQD review will be complete in 2024 H1.

Our request for extension of our Lost Creek source material license was submitted in 2021. The license renewal is in timely review and is proceeding through the technical review with URP.

Sales of U3O8 and Sales Agreements

In December 2022, we were awarded a contract to sell to the DOE NNSA uranium reserve 100,000 pounds of domestically produced U3O8 at a sales price of $64.47 per pound. That delivery was made in January 2023 and sales proceeds of $6.4 million were received shortly thereafter. Including the DOE NNSA sale, we sold 280,000 pounds at an average price of $61.89 for revenues of $17.3 million in 2023.

Beginning in 2022, we have secured several multi-year sales agreements with global nuclear purchasers. The initial agreement calls for the annual delivery of a base amount of 200,000 pounds of uranium concentrates over a six-year period beginning in the second half of 2023. Subsequently, we announced the amendment of this agreement to increase the annual delivery, starting in 2024, by 100,000 pounds U3O8 at the same pricing levels. The sales agreement permits the purchaser the customary election to flex the delivery quantity up or down by as much as ten percent.

We completed an additional sales agreement in 2022 Q4 which calls for annual deliveries of 300,000 pounds U3O8 over a five-year period, beginning in 2024, together with the possibility of additional sales of up to 300,000 pounds U3O8 in 2029. Sale prices under both agreements secured in 2022 are anticipated to be profitable on an all-in production cost basis and are escalated annually from initial pricing.

We signed a third agreement in 2023, under which we will deliver 100,000 pounds U3O8 in each of 2025, 2026 and 2027, also subject to an election by the purchaser to flex the annual delivery quantity up or down by as much as ten percent. This agreement is also anticipated to be profitable on an all-in production cost basis.

Most recently, we signed two additional agreements, bringing to five the total number of U3O8 sales agreements we have secured with leading nuclear fuel companies. The fourth term sales agreement was signed in February 2024 for annual delivery of between 100,000 and 350,000 pounds U3O8 over a five-year period beginning in 2026. The agreement includes the opportunity for the purchaser to add up to three additional annual deliveries of 300,000 pounds U3O8 beginning in 2031. The pricing for the sales under this agreement is a combination of an escalated fixed price, which is well above the anticipated all-in costs of production, and market related pricing that is subject to an escalated floor and ceiling. The purchaser has the option of a small flex to the annual delivery.

Also in February, we signed our fifth U3O8 sales agreement with delivery commitments for five years beginning in 2026, with an initial delivery of 50,000 pounds U3O8 in 2026. In each of 2027- 2030, we will sell 200,000 pounds U3O8 annually under this agreement. All sales will be made at fixed prices, escalated from the base agreed price.

As of December 31, 2023, we had multiple off take sales agreements with various global nuclear purchasers. These agreements were completed in 2022 and 2023 and, together with the additional February 2024 agreements, now provide for deliveries between 2024 and 2030 as follows:

Year	Base Quantity (U3O8 Pounds)

2024	570,000
2025	700,000
2026	850,000
2027	1,050,000
2028	1,100,000
2029	800,000
2030	550,000
5,620,000

Shirley Basin Project

Based on our progress in securing further contracts, and the strengthening market, we are proceeding with additional tasks to advance Shirley Basin. This includes advancing procurement of long-lead items for the project, as well as other activities in the field. Although the Wyoming winter of 2023 did not permit us to proceed with the planned drilling at Shirley Basin, we now plan for a 2024 drill program to install the monitor well ring for the first mine unit. We anticipate these advance preparations will shorten the time for construction and ramp up when the “go” decision is made by our Board to proceed with construction.

Shirley Basin is fully permitted and licensed, with all major regulatory approvals for construction. The project has a licensed wellfield capacity of one million pounds U3O8 per year. The Company plans three relatively shallow mining units at the project, where we plan to construct a satellite plant, from which loaded resin will be sent to Lost Creek for processing. The annual production of U3O8 from wellfield production and toll processing of loaded resin or yellowcake slurry will not exceed two million pounds equivalent of dried U3O8 product.

We currently estimate it will take approximately 24 months to complete all procurement, development activities and construction of the satellite facility and associated first mine unit to initiate production. This estimate is based on the long lead times we are seeing for critical equipment; especially for electrical equipment. The decision to proceed with construction of the satellite and first mine unit for production operations is being considered on an ongoing basis as the uranium market and our contract book evolve.

Situated in an historic mining district, the project has existing access roads, power, waste disposal facility and shop buildings onsite. Delineation and exploration drilling were completed historically, and initial detailed wellfield, pipeline and header house layouts have been finalized. Additional minor on-the-ground preparations have been completed since the authorizations were received.

The tailings facility at the Shirley Basin site is one of the few remaining facilities in the U.S. that is licensed by the NRC to receive and dispose of by-product waste material from other in situ uranium mines. We assumed operation of the byproduct disposal site in 2013 and continue to accept deliveries under several existing contracts.

Research and Development

As priorities at Lost Creek allow, we will continue to pursue several research and development projects with an objective to introduce new methods of cost-effective technology to our Lost Creek Project, and to Shirley Basin when it is constructed. Our R&D projects are at varying stages of development and include a new material for injection wells and related well installation process, for which we converted our provisional patent application with the U.S. Patent Office to a non-provisional patent application in 2023. Following receipt of WDEQ authorization to proceed with field testing the materials and engineering, Phase One field testing was successfully completed in 2022. Phase Two testing of our new injection well material and well installation technology will continue in 2024.

Although the technology will not be used for production wells, if the technology is proven out, it will be used for injection wells which generally represent approximately 65% of the wells throughout wellfields designed with traditional “five-spot” recovery patterns. The proposed method utilizes lower-cost materials which are generally available, even during current supply chain challenges. Field tests demonstrated a reduction in drill rig time on injection wells of approximately 75% compared with conventional methods, which also reduces environmental impacts. It is anticipated that the cost savings from reduced drill rig time will be partially offset by the need for additional in-house labor. Based on testing to date, it is anticipated that as much as a 49% savings on well installation costs may be realized for injection wells.

We also continue with work on an advanced water treatment system. Beyond water recycling gains already achieved with our industry-leading Class V circuit, the new system may allow an additional 90% reduction of disposed water as well as providing filtration of incoming production solutions to optimize uranium capture. Detailed engineering design and construction plans are anticipated to be completed in 2024 along with ordering/procurement of all components. Field construction will occur as appropriate based on engineering and delivery of materials.

Corporate Developments

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

Prepayment of State Bond Loan

On February 29, 2024, we provided notice to Sweetwater County, the State Treasurer and the Trustee of our intention to prepay all remaining amounts on the State Bond Loan on April 1, 2024.

Casper Operations Headquarters

Our new multipurpose central services facility in Casper was completed mid-2023. We now have a fully staffed Casper construction team hard at work constructing, wiring and automating the next header houses for installation at Lost Creek. Most recently, HH 2-7 has been delivered to Lost Creek, and construction of HHs 2-8 and 2-9 is nearly complete. Additionally, our chemistry laboratory is fully commissioned and staffed.

Already we are realizing the benefits from our plan for this centralized construction facility to provide numerous safety, environmental and financial advantages to our Lost Creek operation, including a reduction of commuting vehicles and related emissions. This facility will allow us to conduct these functions for Shirley Basin when it becomes our second production site. Fewer miles traveled by our staff and fewer vehicles on the road equates to a significantly lower risk of accident or injury, a smaller carbon footprint for Lost Creek, and considerably lower vehicle and labor costs.

Results of Operations

Reconciliation of Non-GAAP measures with US GAAP financial statement presentation

The following tables include measures specific to U3O8 sales, cost of sales, gross profit, pounds sold, price per pound sold, cost per pound sold, and gross profit per pound sold. These measures do not have standardized meanings within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. The following two tables provide a reconciliation of U3O8 price per pound sold and U3O8 cost per pound sold to the consolidated financial statements.

U3O8 Price per Pound Sold Reconciliation

	Unit	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2023

Sales per financial statements	$000	6,447	39	5,752	5,441	17,679
Disposal fees	$000	-	(39)	(312)	-	(351)
U3O8 sales	$000	6,447	-	5,440	5,441	17,328
U3O8 pounds sold	lb	100,000	-	90,000	90,000	280,000
U3O8 price per pound sold	$/lb	64.47	-	60.44	60.46	61.89

Sales per financial statements includes U3O8 sales and disposal fees.  Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound measures.

U3O8 Cost per Pound Sold Reconciliation

	Unit	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2023

Cost of sales per financial statements	$000	6,504	2,951	4,855	5,055	19,365
Lower of cost or NRV adjustment	$000	(2,875)	(2,951)	(2,332)	(2,531)	(10,689)
U3O8 cost of sales	$000	3,629	-	2,523	2,524	8,676
U3O8 pounds sold	lb	100,000	-	90,000	90,000	280,000
U3O8 cost per pound sold	$/lb	36.29	-	28.03	28.04	30.99

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments. U3O8 cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, reclamation, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales in the financial statements. NRV adjustments, if any, relate to U3O8 inventories and do not relate to the sale of U3O8, and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold measures.

U3O8 Sales

The following table provides information on our U3O8 sales during 2023. There were no spot sales in 2023 and there were no comparable U3O8 sales in 2022.

	Unit	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2023

U3O8 Sales by Product

U3O8 Sales
Produced	$000	2,789	-	5,440	5,441	13,670
Purchased	$000	3,658	-	-	-	3,658
	$000	6,447	-	5,440	5,441	17,328

U3O8 Pounds Sold
Produced	lb	43,259	-	90,000	90,000	223,259
Purchased	lb	56,741	-	-	-	56,741
	lb	100,000	-	90,000	90,000	280,000

U3O8 Price per Pounds Sold
Produced	$/lb	64.47	-	60.44	60.46	61.23
Purchased	$/lb	64.47	-	-	-	64.47
	$/lb	64.47	-	60.44	60.46	61.89

As previously disclosed, the Company made the decision to ramp up operations after securing new term contracts in 2022 with initial deliveries beginning in 2023.

During 2022, we submitted a bid to the U.S. DOE uranium reserve program. In December 2022, we were notified by the DOE that our bid was accepted, and 100,000 pounds U3O8 were delivered to the DOE in 2023 Q1 at an average price per pound sold of $64.47. The delivery included both produced and previously purchased pounds.

In 2023 Q3 and 2023 Q4, we delivered a total of 180,000 produced pounds U3O8 into term contracts at a combined average price of $60.45.

We sold a total of 280,000 pounds U3O8 in 2023 at an average price per pound sold of $61.89.

U3O8 Cost of Sales

The following table provides information on our U3O8 cost of sales during 2023. There was no comparable U3O8 cost of sales in 2022.

	Unit	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2023

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	26	-	53	53	132
Cash costs	$000	805	-	1,674	1,674	4,153
Non-cash costs	$000	383	-	796	797	1,976
Produced	$000	1,214	-	2,523	2,524	6,261
Purchased	$000	2,415	-	-	-	2,415
	$000	3,629	-	2,523	2,524	8,676

U3O8 Pounds Sold
Produced	lb	43,259	-	90,000	90,000	223,259
Purchased	lb	56,741	-	-	-	56,741
	lb	100,000	-	90,000	90,000	280,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.60	-	0.59	0.59	0.59
Cash costs	$/lb	18.61	-	18.60	18.60	18.60
Non-cash costs	$/lb	8.85	-	8.84	8.85	8.85
Produced	$/lb	28.06	-	28.03	28.04	28.04
Purchased	$/lb	42.56	-	-	-	42.56
	$/lb	36.29	-	28.03	28.04	30.99

In 2023 Q1, the 100,000 pounds U3O8 sold to the DOE consisted of 43,259 produced pounds and 56,741 purchased pounds. During 2022, we purchased 40,000 pounds U3O8 at $49.50 per pound, which increased the average cost per pound purchased to $42.56.  The average cost per produced pound sold in Q1 was $28.06, and together with the purchased pounds, the average cost per pound sold was $36.29.

In 2023 Q3 and 2023 Q4, a total of 180,000 produced pounds U3O8 were sold into term contracts.  The average cost per produced pound sold was $28.04.

We sold a total of 280,000 pounds U3O8 in 2023 at an average cost per pound sold of $30.99.

U3O8 Gross Profit

The following table provides information on our U3O8 gross profit during 2023. There was no comparable U3O8 gross profit in 2022.

	Unit	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2023

U3O8 Gross Profit by Product

U3O8 Sales
Produced	$000	2,789	-	5,440	5,441	13,670
Purchased	$000	3,658	-	-	-	3,658
	$000	6,447	-	5,440	5,441	17,328

U3O8 Cost of Sales
Produced	$000	1,214	-	2,523	2,524	6,261
Purchased	$000	2,415	-	-	-	2,415
	$000	3,629	-	2,523	2,524	8,676

U3O8 Gross Profit
Produced	$000	1,575	-	2,917	2,917	7,409
Purchased	$000	1,243	-	-	-	1,243
	$000	2,818	-	2,917	2,917	8,652

U3O8 Pounds Sold
Produced	lb	43,259	-	90,000	90,000	223,259
Purchased	lb	56,741	-	-	-	56,741
	lb	100,000	-	90,000	90,000	280,000

U3O8 Gross Profit per Pound Sold
Produced	$/lb	36.41	-	32.41	32.42	33.19
Purchased	$/lb	21.91	-	-	-	21.91
	$/lb	28.18	-	32.41	32.42	30.90

U3O8 Gross Profit Margin
Produced	%	56.5%	0.0%	53.6%	53.6%	54.2%
Purchased	%	34.0%	0.0%	0.0%	0.0%	34.0%
	%	43.7%	0.0%	53.6%	53.6%	49.9%

In 2023 Q1, the average price per pound sold to the DOE was $64.47 and the average cost per pound sold was $36.29, which resulted in an average gross profit per pound sold of $28.18 with an average gross profit margin of nearly 44%.

In 2023 Q3 and 2023 Q4, the average price per pound sold into term contracts was $60.45 and the average cost per pound sold was $28.04, which resulted in an average gross profit per pound sold of $32.41 and an average gross profit margin of nearly 54%.

We sold a total of 280,000 pounds U3O8 in 2023 at an average price per pound sold of $61.89 and the average cost per pound sold was $30.99, which resulted in an average gross profit per pound sold of $30.90 with an average gross profit margin of nearly 50%.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds during 2023.

	Unit	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2023

U3O8 Production

Pounds captured	lb	156	4,392	30,491	68,448	103,487
Pounds drummed	lb	-	-	15,759	6,519	22,278

U3O8 Ending Inventory

Pounds
In-process inventory	lb	1,498	5,801	20,396	82,033
Plant inventory	lb	-	-	15,759	22,278
Conversion inventory - produced	lb	223,790	223,790	133,790	43,790
	lb	225,288	229,591	169,945	148,101

Value
In-process inventory	$000	-	-	-	-
Plant inventory	$000	-	-	949	1,343
Conversion inventory - produced	$000	6,275	6,275	3,752	1,228
	$000	6,275	6,275	4,701	2,571

Cost per Pound
In-process inventory	$/lb	-	-	-	-
Plant inventory	$/lb	-	-	60.22	60.28
Conversion inventory - produced	$/lb	28.04	28.04	28.04	28.04

Produced conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.59	0.59	0.59
Cash cost	$/lb	18.60	18.60	18.60	18.60
Non-cash cost	$/lb	8.85	8.85	8.85	8.85
	$/lb	28.04	28.04	28.04	28.04

Wellfield production at Lost Creek resumed in 2023 Q2 and 4,392 pounds were captured during the quarter.  Pounds captured increased to 30,491 pounds in 2023 Q3 and increased again to 68,448 pounds in 2023 Q4 as mining activities accelerated. Wellfield production totaled 103,487 pounds for the year, including a nominal number of pounds from 2023 Q1 recovered prior to the restart of operations.

Plant production at Lost Creek resumed in 2023 Q3 with 15,759 pounds U3O8 drummed during the quarter.  Drying operations encountered equipment issues that reduced plant throughput in 2023 Q4. The equipment issues have been addressed and plant production is again increasing. Subsequent to year-end, approximately 32,000 pounds were drummed through February 29, 2024.

There were no shipments in 2023. The first shipment of U3O8 since the return to commercial operations was completed on February 27, 2024 when 35,445 pounds U3O8 were delivered to the conversion facility.

As production increased during the year, our in-process and plant inventories also increased, and we ended the year with 82,033 pounds U3O8 in process and 22,278 drummed pounds of U3O8 at the plant. During 2023, we sold 280,000 pounds U3O8, which decreased our ending conversion facility to 43,790 pounds.

Because production rates were low during the initial ramp up period, the cost per pound to produce inventory exceeded its NRV. The ending plant inventory value was therefore written down to its NRV, which was approximately $60.28 per pound at year-end. We expect in-process and plant inventory NRV adjustments to decrease and ultimately stop as plant production increases and the related production costs per pound decrease.  The cost per produced pound at the conversion facility did not change during the year because there were no shipments to the conversion facility.

The following table provides information on our production and ending inventory of U3O8 pounds for the past three years.

	Unit	2021	2022	2023

U3O8 Production

Pounds captured	lb	251	325	103,487
Pounds drummed	lb	-	-	22,278
Pounds shipped	lb	15,873	-	-
Pounds purchased	lb	-	40,000	-

U3O8 Ending Inventory

Pounds
In-process inventory	lb	1,069	1,357	82,033
Plant inventory	lb	-	-	22,278
Conversion inventory - produced	lb	267,049	267,049	43,790
Conversion inventory - purchased	lb	16,741	56,741	-
	lb	284,859	325,147	148,101

Value
In-process inventory	$000	-	-	-
Plant inventory	$000	-	-	1,343
Conversion inventory - produced	$000	7,488	7,488	1,228
Conversion inventory - purchased	$000	435	2,415	-
	$000	7,923	9,903	2,571

Cost per Pound
In-process inventory	$/lb	-	-	-
Plant inventory	$/lb	-	-	60.28

Conversion inventory - produced	$/lb	28.04	28.04	28.04
Conversion inventory - purchased	$/lb	25.98	42.56	-
Conversion inventory weighted average	$/lb	27.92	30.58	28.04

Produced conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.59	0.59
Cash cost	$/lb	18.60	18.60	18.60
Non-cash cost	$/lb	8.85	8.85	8.85
	$/lb	28.04	28.04	28.04

At the end of the 2021, we had 283,790 pounds of U3O8 at the conversion facility including 267,049 produced pounds at an average cost per pound of $28.04, and 16,741 purchased pounds at an average cost of $25.98 per pound. During 2022, we purchased 40,000 pounds at $49.50 per pound, which increased the average cost per pound purchased to $42.56. In 2023 Q1, we delivered 100,000 pounds U3O8 to the DOE and in 2023 H2 we delivered 180,000 pounds into term contracts, which lowered the ending conversion facility inventory to 43,790 pounds.

We did not make any shipments to the conversion facility in 2023. The cost per produced pound at the conversion facility did not change during the year because there were no shipments delivered to the conversion facility.  As discussed above, we resumed operations in 2023, which resulted in increases to our in-process and plant inventories during the year.

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

The following table summarizes the results of operations for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022	Change

Sales	17,679	19	17,660
Cost of sales	(19,365)	(6,861)	(12,504)
Gross loss	(1,686)	(6,842)	5,156

Operating costs	(29,156)	(12,952)	(16,204)
Loss from operations	(30,842)	(19,794)	(11,048)

Net interest expense	1,471	(463)	1,934
Warrant mark to market gain (loss)	(1,586)	1,835	(3,421)
Foreign exchange gain	325	27	298
Other income (loss)	(24)	1,255	(1,279)
Net loss	(30,656)	(17,140)	(13,516)

Foreign currency translation adjustment	(547)	123	(670)
Comprehensive loss	(31,203)	(17,017)	(14,186)

Loss per common share:
Basic	(0.12)	(0.08)	(0.04)
Diluted	(0.12)	(0.08)	(0.04)

U3O8 pounds sold	280,000	-	280,000

U3O8 price per pound sold	61.89	-	61.89

U3O8 cost per pound sold	30.99	-	30.99

U3O8 gross profit per pound sold	30.90	-	30.90

Sales

We had no U3O8 sales in 2022. As previously disclosed, we put in place new, multi-year, sales contracts in 2022 and we realized U3O8 revenues of $17.3 million from the sale of 280,000 pounds of U3O8 in 2023 through sales to the DOE and into the new term agreements. We also realized revenues of $0.4 million from disposal fees in 2023.

Cost of Sales

Including NRV cost of sales adjustments, cost of sales was $19.4 million and $6.9 million for the years ended December 31, 2023, and 2022, respectively. Excluding NRV adjustments, cost of sales was $8.7 million and nil for the years ended December 31, 2023, and 2022, respectively. All sales in 2023 were from existing conversion facility inventories that the Company had in place at the end of 2022. We sold 223,259 produced pounds U3O8 with a cost per pound sold of $28.04 and 56,741 purchased pounds at a cost per pound sold of $42.56, which resulted in a total U3O8 cost of sales of $8.7 million in 2023.

Cost of sales in 2023 included $10.7 million of NRV adjustments. In 2022, cost of sales included only NRV adjustments as we had no U3O8 sales in 2022. Because of low production rates, inventory valuations, which include production costs, exceeded the inventory’s NRV. As a result, the inventory valuations were reduced to the inventory’s NRV, effectively expensing the production costs to cost of sales during those years. As plant production increases in 2024, we expect the NRV adjustments to decrease and ultimately stop.

Gross Loss

Including NRV adjustments, the gross loss was $1.7 million and $6.8 million for the years ended December 31, 2023, and 2022, respectively. Excluding the NRV adjustments, we realized gross profits of $8.7 million and nil for the years ended December 31, 2023, and 2022, respectively. We were pleased to generate positive gross profits from uranium sales in 2023.

Operating Costs

The following table summarizes the operating costs for the years ended December 31, 2023, and 2022:

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
Operating Costs	2023	2022	Change

Exploration and evaluation	2,109	1,769	340
Development	20,396	4,686	15,710
General and administration	6,154	6,037	117
Accretion	497	460	37
	29,156	12,952	16,204

Total operating costs increased $16.2 million in 2023. The increase was primarily due to development costs, which increased $15.7 million due to ramp up activities at Lost Creek.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $0.3 million increase in 2023 was primarily due to higher labor costs.

Development expenses include costs not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is at a more advanced stage. Ramp up activities in 2023 focused on the development of Mine Unit 2 and the resumption of uranium production at Lost Creek.  Drilling and related supply costs accounted for $11.0 million of the increase and labor and outside services accounted for another $1.9 million of the increase. The remainder of the increase was primarily related to equipment rental and infrastructure costs.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. The $0.1 million increase in 2023 was primarily related to higher labor costs that were partially offset by lower non-cash costs.

Other Income and Expenses

Net interest increased from interest expense of $0.5 million in 2022 to interest income of $1.5 million in 2023, reflecting higher interest income received on our bank accounts and lower interest expense following the resumption of principal payments on the Company’s state bond loan. The higher interest income was driven by a combination of higher interest rates and higher cash balances.

For the year ended December 31, 2023, the warrant liability increased significantly due to new warrants issued in February 2023 and changes in the factors associated with the related Black-Scholes calculations used to determine the warrant liability.  The warrant liability revaluation resulted in a loss of $1.6 million as compared to a gain of $1.8 million in 2022.

As a result of the February 2023 underwritten public offering, Ur-Energy Inc. received approximately $43.1 million in net proceeds. Because the functional currency of Ur‑Energy Inc., the parent company entity, is Canadian dollars, the U.S. dollar funds were revalued into Canadian dollars, which resulted in a $0.3 million foreign exchange gain in 2023. The U.S. dollar funds were moved into the Company’s U.S. subsidiary company shortly after the underwritten public offering, which greatly reduced the magnitude of any subsequent revaluations. There was no similar foreign exchange gain in 2022.

During March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million. There were no assets related to the royalty on our balance sheet, therefore the entire amount was recognized as other income. In 2023, there were no significant other income or loss transactions.

Earnings (loss) per Common Share

The basic and diluted loss per common share was $0.12 and $0.08 for the years ended December 31, 2023, and 2022, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As of December 31, 2023, we had cash resources of $59.7 million, which was an increase of $26.7 million from the $33.0 million balance on December 31, 2022. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market fund accounts. During 2023, we generated $46.1 million from financing activities and used $17.0 million for operating activities, $2.0 million for investing activities, and increased restricted cash by $0.4 million.

Operating activities used $17.0 million of cash in 2023. We received $17.3 million from the sale of uranium, $0.4 million from disposal fees, and $2.0 million of interest income. We spent $9.2 million on production related cash costs and $27.6 million on cash operating costs, and we paid $0.5 million in interest payments on our state bond loan. Working capital and other items generated $0.6 million in cash.

Investing activities used $2.0 million of cash in 2023. We spent $0.8 million to complete the construction of our new Casper, Wyoming shop and lab building, $0.8 million on plant related equipment at Lost Creek, and $0.4 million on IT and other equipment.

Financing activities provided $46.1 million in cash in 2023.  We received net proceeds of $43.1 million from the February 2023 underwritten public offering, $6.8 million through our At Market facility, $1.4 million from the exercise of stock options, and $0.3 million from the exercise of warrants. We spent $5.4 million on principal payments for our state bond loan and $0.1 million RSU redemption related costs.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan calls for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015. The State Bond Loan is secured by all the assets of the Lost Creek Project. As of December 31, 2023, the balance of the State Bond Loan was $5.7 million.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments were resumed on October 1, 2022, with the last payment due on October 1, 2024.

On February 29, 2024, we provided notice to Sweetwater County, the State Treasurer and the Trustee of our intention to prepay all remaining amounts on the State Bond Loan on April 1, 2024.

Universal Shelf Registration and At Market Facility

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), relating to our common shares.  On June 7, 2021, we amended and restated the Sales Agreement to include Cantor Fitzgerald & Co. (“Cantor,” and together with B. Riley Securities, the “Agents”) as a co-agent. Under the Sales Agreement, as amended, we may, from time to time, issue and sell common shares at market prices on the NYSE American or other U.S. market through the agents for aggregate sales proceeds of up to $50 million. The Sales Agreement was originally filed in conjunction with a universal shelf registration statement on Form S-3 which had become effective May 27, 2020, and has now expired.

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

On December 17, 2021, we entered into an amendment to the Sales Agreement with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. In February 2023, in conjunction with our underwritten public offering, we filed a prospectus supplement by which we decreased the amount of common stock offered pursuant to the Amended Sales Agreement.

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

In 2023, we utilized the Sales Agreement and Amended Sales Agreement for net proceeds of $6.8 million from sales of 4,425,809 common shares.

As of the date of this annual report, we have issued and sold a total of 6,499,309 common shares having aggregate gross proceeds of approximately $10.7 million since July 19, 2023, under the Amended Sales Agreement.

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

2021 Underwritten Public Offering

On February 4, 2021, the Company closed a $15.2 million underwritten public offering of 16,930,530 common shares and accompanying one-half common share warrants to purchase up to 8,465,265 common shares, at a combined public offering price of $0.90 per common share and accompanying one-half common share warrant. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million. The warrants were all exercised prior to expiry in February 2024.

2023 Underwritten Public Offering

On February 21, 2023, the Company closed a $46.1 million underwritten public offering of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The gross proceeds to Ur‑Energy from this offering were approximately $46.1 million. After fees and expenses of $3.0 million, net proceeds to the Company were approximately $43.1 million. The warrants expire in February 2026.

Liquidity Outlook

As of February 29, 2024, our unrestricted cash position was $66.2 million.

During 2022, we put in place new, multi-year, sales contracts and realized revenues of $17.3 million from the sale of 280,000 pounds of uranium in 2023. We had 43,790 pounds of conversion facility inventory on December 31, 2023. Deliveries into term contracts in 2024 are expected to be made from existing conversion facility inventory and new production from Lost Creek. Subsequent to December 31, 2023, 16,361,500 warrants were exercised for 8,180,750 whole common shares at an average exercise price of $1.35 per share. The Company received proceeds of $11.0 million from the exercises.

Looking Ahead

Our ramp-up decision in December 2022 laid our foundation for 2023. Notwithstanding the historic 2022-2023 winter endured in Wyoming, we advanced our wellfield construction and development plans and returned to commercial production operations at Lost Creek in Q2, with production initiated in HH 2-4. Subsequently, production has been brought online in HHs 2-5 and 2-6, and HH 2-7 is anticipated to come online in early March 2024. We anticipate additional header houses in MU2 will be brought online throughout the year to meet our production goals.

We continued to diligently work to optimize processes and refine production operations, including in the recommissioning of the Lost Creek plant equipment and processes. At February 29, 2024, the plant processing and drying operations were performing routinely, with approximately 32,000 pounds U3O8 drummed thus far in 2024.

We expect 2024 production from MU2 to be between 650,000 and 750,000 pounds, with approximately 600,000 to 700,000 pounds U3O8 drummed and packaged during the year. We made our first shipment of U3O8 to the converter in February 2024 and anticipate routine shipments throughout the year.

We have contractual commitments, secured in 2022, for deliveries of 570,000 pounds U3O8 during 2024. Currently, in addition to delivering into our term sales obligations, we plan to build inventory at the conversion facility and therefore do not foresee making deliveries into spot market contracts this year. We will, however, continue to monitor spot market pricing and may make spot sales if warranted.

Uranium spot prices strengthened throughout 2023 and into 2024, with pricing averaging approximately $63 per pound U3O8 in 2023 and reaching highs above $90 per pound U3O8 during the year. Spot pricing thus far in 2024 has returned to prices over $100 per pound, although it was reported at $95 per pound at February 29, 2024. As discussed above, nuclear utilities and other purchasers are back in the market, moving not only spot pricing, but term pricing as well, which exceeded $70 per pound U3O8 at the end of January 2024.

As the spot and term prices of uranium enjoyed sustained increases in the latter part of 2023, we saw a dramatic increase in request for proposals (“RFPs”) for uranium sales from U.S., European and Asian utilities, and other global fuel buyers. We have responded to the RFPs with increasing prices commensurate with improvements in the market and recognizing the premium paid for North American production due to its geopolitical stability.

We recently signed our fourth agreement calling for deliveries of a base annual quantity ranging from 100,000 to 350,000 pounds U3O8 from 2026 through 2030. The purchaser may flex the annual quantity up or down by as much as ten percent. This agreement provides in part for market-related pricing. Additionally, we have signed our fifth U3O8 sales agreement which includes delivery commitments for five years beginning in 2026, with an initial delivery of 50,000 pounds U3O8 in 2026. In each of 2027- 2030, we will sell 200,000 pounds U3O8 annually under this agreement. All sales will be made at fixed prices, escalated from the base agreed price.

All major permits and authorizations for our Shirley Basin Project are in place. As we are growing our sales contract book, and with the continuing improvements in the market, we have initiated procurement of long-lead time items for the Shirley Basin satellite facility, and are advancing other activities at the site, with the objective of shortening construction and ramp-up when the decision is made to proceed with construction. We continue to consider the market and our growing contract book to make a construction decision with respect to Shirley Basin.

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

We are pleased to be one of the few publicly traded companies that is commercially recovering uranium and expanding our production capacity to sell into an expanding market. As discussed, stronger prices have already enabled us to secure multi-year sales agreements with leading nuclear companies. We are securing pricing which includes a market-related calculation on recent awards and contracts. We now have five agreements that call for combined annual delivery of a base amount of 550,000 to 1,100,000 pounds of U3O8 over a six-year period, beginning in 2025. Our sales under these agreements began in 2023 and call for an additional 570,000 pounds of U3O8 to be delivered in 2024. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing.

Our cash position as of February 29, 2024 was $66.2 million. We look forward to delivering existing and future Lost Creek production inventory into our sales contracts.

We will continue to closely monitor the uranium markets, and other developments, which may positively affect the uranium production industry and provide the opportunity to put in place additional off-take sales contracts at pricing sufficient to justify further expansion of production at Lost Creek and to support a decision to construct Shirley Basin. As always, we will focus on maintaining safe and compliant operations.

Outstanding Share Data

As of December 31, 2023, and 2022, the Company’s capital consisted of the following:

Share Data	December 31, 2023	December 31, 2022

Common shares	270,898,900	224,699,621

Shares issuable upon the exercise or redemption of:
Stock options	8,900,335	8,574,904
Restricted share units	641,910	305,530
Warrants	27,708,750	8,365,265

	308,149,895	241,945,320

Off Balance Sheet Arrangements

We have not entered any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

As of December 31, 2023, and 2022, the Company’s cash, cash equivalents, and restricted cash are composed of:

(expressed in thousands of U.S. dollars)

Cash, Cash Equivalents, and Restricted Cash	December 31, 2023	December 31, 2022

Cash and cash equivalents	59,700	33,003
Restricted cash	8,549	8,137
	68,249	41,140

Quarterly financial data (unaudited and expressed in thousands except per share data)

	Quarter Ended
	2023				2022
	12/31	9/30	6/30	3/31	12/31	9/30	6/30	3/31

Sales	5,441	5,752	39	6,447	-	-	19	-
Net income (loss)	(5,472)	(17,187)	(7,284)	(713)	(4,897)	(4,962)	(353)	(6,928)

Income (loss) per common share:
Basic	(0.02)	(0.07)	(0.03)	-	(0.02)	(0.03)	-	(0.03)
Diluted	(0.02)	(0.07)	(0.03)	-	(0.02)	(0.03)	-	(0.03)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $68.0 million at risk on December 31, 2023, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2023.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due.  As of December 31, 2023, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $2.4 million, and the current portion of notes payable of $5.7 million. As of December 31, 2023, we had $59.7 million of cash and cash equivalents, and $0.1 million in accounts receivable.

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

Currency risk

As of December 31, 2023, we maintained a balance of approximately $2.8 million Canadian dollars.  The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of December 31, 2023 would not have a material effect on our results of operations, financial position, or cash flows.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $95.00 per pound as of February 29, 2024.

Transactions with Related Parties

During the fiscal year ended December 31, 2023, we did not participate in any reportable transactions with related parties.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2023, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

As of December 31, 2023, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

(d) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers, and directors. The full text of the Code is available on our website at https://www.ur‑energy.com/investors/corporate-governance/governance-documents/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8‑K.

Item 11.  EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15.  Exhibits AND Financial statement schedules

Financial Statements and Financial Statement Schedules

The Consolidated Financial Statements filed as part of this Form 10-K begin on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Description of Registrant Securities				x

4.2	Warrant Agreement, dated February 4, 2021, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/4/2021	4.1

4.3	Warrant Agreement, dated February 21, 2023, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/21/2023	4.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.4	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.5	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.6	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

10.7	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/17/17	10.1

10.8	Amended and Restated Restricted Share Unit & Equity Incentive Plan	8-K	4/16/2021	10.1

10.9	At Market Issuance Sales Agreement	8-K	5/29/2020	1.1

10.10	Amended and Restated At Market Issuance Sales Agreement	8-K	6/9/2021	1.1

10.11	Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement	8-K	12/21/2021	1.2

10.12	Amendment No. 2 to the Amended and Restated At Market Issuance Sales Agreement	8-K	7/20/2023	3.1

10.13	Amendment to Financing Agreement and Third Amendment to Mortgage	10-K	2/26/2021	10.12

10.14	Form of Securities Purchase Agreement dated July 31, 2020, among Ur-Energy Inc. and purchasers named therein	8-K	8/4/2020	10.1

10.15	Amendment to Employment Agreement with Roger L. Smith	10-K	2/26/2021	10.17

10.16	Amendment to Employment Agreement with Steven M. Hatten	10-K	2/26/2021	10.18

10.17	Amendment to Employment Agreement with John W. Cash	10-K	2/26/2021	10.19

10.18	Amendment to Employment Agreement with Penne A. Goplerud	10-K	2/26/2021	10.20

10.19	Amendment to Employment Agreement with John W. Cash	10-Q	5/1/2023	10.1

10.20	Amendment to Employment Agreement with Steven M. Hatten	10-Q	5/1/2023	10.2

21.1	Subsidiaries of the Registrant				X

23.1	Consent of PricewaterhouseCoopers LLP				X

23.2

Consent of WWC Engineering with regard to the Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA and the Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming, USA

					X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

96.1	Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA			X

96.2	Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA			X

97	Ur-Energy Inc. Executive Compensation Clawback Policy			X

101.INS	XBRL Instance Document			X

101.SCH	XBRL Schema Document			X

101.CAL	XBRL Calculation Linkbase Document			X

101.DEF	XBRL Definition Linkbase Document			X

101.LAB	XBRL Labels Linkbase Document			X

101.PRE	XBRL Presentation Linkbase Document			X

99.1	Location maps (1)	10-K	3/3/2015

(1)   Filed herewith under Items 1 and 2. Business and Properties.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 6, 2024	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2024	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2024	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 6, 2024	By:	/s/ James M. Franklin
James M. Franklin
Director

Date: March 6, 2024	By:	/s/ W. William Boberg
W. William Boberg
Director

Date: March 6, 2024	By:	/s/ Thomas Parker
Thomas Parker
Director

Date: March 6, 2024	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: March 6, 2024	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Date: March 6, 2024	By:	/s/ Rob Chang
Rob Chang
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Ur-Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806, ca_vancouver_main_fax@pwc.com

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Assessment of impairment indicators of long-lived assets

As described in Notes 2, 7 and 8 to the consolidated financial statements, the carrying value of long-lived assets (consisting of mineral properties and capital assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable (impairment indicators). The carrying amounts of the Company’s mineral properties and capital assets were $34.9 million and $21.0 million, respectively, as of December 31, 2023. Management applies significant judgment to assess whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable giving rise to the requirement to conduct an impairment test. Events or changes in circumstances that could trigger an impairment test include: (i) significant adverse changes in the business climate including significant decreases in uranium prices or significant adverse changes in legal factors; (ii) significant changes in expected capital, operating or reclamation costs; and (iii) significant decreases in the market price of the assets. No impairment indicators were identified by management as of December 31, 2023.

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

March 6, 2024

We have served as the Company’s auditor since 2004.

Ur-Energy Inc.
Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	December 31, 2023	December 31, 2022
Assets
Current assets
Cash	4	59,700	33,003
Current portion of lease receivable (net)		77	-
Inventory	5	2,571	9,903
Prepaid expenses		1,321	1,038
Total current assets		63,669	43,944

Non-current assets
Lease receivable (net)		208	-
Restricted cash	6	8,549	8,137
Mineral properties	7	34,906	35,682
Capital assets	8	21,044	20,132
Total non-current assets		64,707	63,951
Total assets		128,376	107,895

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	9	2,366	1,168
Current portion of notes payable	10	5,694	5,366
Current portion of warrant liability	11	1,743	-
Current portion of lease liability		162	-
Environmental remediation accrual		69	69
Total current liabilities		10,034	6,603

Non-current liabilities
Notes payable		-	5,694
Warrant liability	10	11,549	2,382
Asset retirement obligations	11	31,236	30,701
Lease liability	12	687	16
Total non-current liabilities		43,472	38,793

Shareholders' equity
Share capital	13	302,182	258,646
Contributed surplus		19,881	19,843
Accumulated other comprehensive income		3,718	4,265
Accumulated deficit		(250,911)	(220,255)
Total shareholders' equity		74,870	62,499
Total liabilities and shareholders' equity		128,376	107,895

Commitments and subsequent events (Notes 19 and 20)

Ur-Energy Inc.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended December 31,
	Note	2023	2022	2021

Sales	14	17,679	19	16
Cost of sales	15	(19,365)	(6,861)	(7,000)
Gross loss		(1,686)	(6,842)	(6,984)

Operating costs	16	(29,156)	(12,952)	(9,773)
Loss from operations		(30,842)	(19,794)	(16,757)

Net interest income (expense)		1,471	(463)	(733)
Warrant liability revaluation gain (loss)	11	(1,586)	1,835	(5,998)
Foreign exchange gain (loss)		325	27	(355)
Other income	14	(24)	1,255	905
Net loss		(30,656)	(17,140)	(22,938)

Foreign currency translation adjustment		(547)	123	435
Comprehensive loss		(31,203)	(17,017)	(22,503)

Loss per common share:
Basic		(0.12)	(0.08)	(0.12)
Diluted		(0.12)	(0.08)	(0.12)

Weighted average common shares:
Basic		260,044,403	220,496,862	195,691,842
Diluted		260,044,403	220,496,862	195,691,842

Ur-Energy Inc.
Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Year Ended	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders Equity

December 31, 2020		170,253,752	189,620	20,946	3,707	(180,177)	34,096

Shares issued for cash	13	36,081,987	46,068	-	-	-	46,068
Less share issue costs	13	-	(2,188)	-	-	-	(2,188)
Exercise of warrants	13	7,025,460	11,337	-	-	-	11,337
Exercise of stock options	13	2,929,101	2,549	(764)	-	-	1,785
Redemption of RSUs		492,394	933	(1,221)	-	-	(288)
Stock compensation		-	-	1,079	-	-	1,079
Comprehensive income (loss)		-	-	-	435	(22,938)	(22,503)
December 31, 2021		216,782,694	248,319	20,040	4,142	(203,115)	69,386

Shares issued for cash	13	2,231,930	3,775	-	-	-	3,775
Less share issue costs	13	-	(94)	-	-	-	(94)
Exercise of warrants	13	3,819,000	4,654	-	-	-	4,654
Exercise of stock options	13	1,308,625	1,227	(369)	-	-	858
Redemption of RSUs		557,372	765	(970)	-	-	(205)
Stock compensation		-	-	1,142	-	-	1,142
Comprehensive income (loss)		-	-	-	123	(17,140)	(17,017)
December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Shares issued for cash	13	43,525,809	44,033	-	-	-	44,033
Less share issue costs	13	-	(3,165)	-	-	-	(3,165)
Exercise of warrants	13	206,515	337	-	-	-	337
Exercise of stock options	13	2,225,098	2,023	(611)	-	-	1,412
Redemption of RSUs		241,857	308	(377)	-	-	(69)
Stock compensation		-	-	1,026	-	-	1,026
Comprehensive loss		-	-	-	(547)	(30,656)	(31,203)
December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Ur-Energy Inc.
Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended December 31,
	Note	2023	2022	2021

Cash provided by (used for):

Operating activities
Net loss for the year		(30,656)	(17,140)	(22,938)

Items not affecting cash:
Stock based compensation		1,026	1,142	1,080
Net realizable value adjustments		10,689	6,861	7,000
Amortization of mineral properties		814	1,247	2,045
Depreciation of capital assets		2,167	1,768	1,789
Accretion expense		497	460	486
Amortization of deferred loan costs		43	43	46
Gain on loan forgiveness		-	-	(903)
Provision for reclamation		-	(2)	(5)
Mark to market loss (gain)		1,586	(1,835)	5,998
Gain on sale of assets		-	67	-
Unrealized foreign exchange loss (gain)		(319)	(25)	353
Changes in non-cash working capital:
Lease receivable		(285)	-	-
Inventory		(3,357)	(8,841)	(7,109)
Prepaid expenses		(178)	(140)	(84)
Accounts payable and accrued liabilities		991	(1,696)	544
		(16,982)	(18,091)	(11,698)

Investing activities
Purchase of capital assets		(2,039)	(709)	(1,190)
		(2,039)	(709)	(1,190)

Financing activities
Issuance of common shares and warrants for cash	13	53,142	3,775	48,841
Share issue costs	13	(3,165)	(94)	(2,188)
Proceeds from exercise of warrants and stock options		1,586	3,722	8,507
RSU redeemed for cash		(69)	(205)	(289)
Repayment of debt		(5,409)	(1,305)	-
		46,085	5,893	54,871

Effects of foreign exchange rate changes on cash		45	(108)	45

Increase (decrease) in cash, cash equivalents, and restricted cash		27,109	(13,015)	42,028
Beginning cash, cash equivalents, and restricted cash		41,140	54,155	12,127
Ending cash, cash equivalents, and restricted cash	17	68,249	41,140	54,155

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

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

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under Subpart 1300 to Regulation S-K (“S-K 1300”), the Company has not determined whether the properties contain mineral reserves. The Company’s report The Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, March 4, 2024 (the “Lost Creek Report”) outlines the potential viability of the Lost Creek Property as of December 31, 2023. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties.

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
December 31, 2023

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
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

Mineral properties

Acquisition costs of mineral properties are capitalized. Amortization is calculated on a straight-line basis. The estimated life for the Lost Creek Project was 10 years which was used to amortize the mineral property acquisition costs.

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

Development expenses relate to the Company’s Lost Creek, LC East, Lucky Mc and Shirley Basin projects, which are more advanced in terms of permitting and preliminary economic assessment work. Development expenses include all costs associated with exploring, delineating, and permitting, the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads, and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells.

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
December 31, 2023

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
December 31, 2023

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

Classification of financial instruments

The Company’s financial instruments consist of cash, short-term investments, trade receivables, lease receivable, restricted cash, deposits, accounts payable and accrued liabilities, lease liabilities, Other liabilities, and notes payable. The Company has made the following classifications for these financial instruments:

•	Cash, trade receivables, lease receivable, restricted cash, and deposits are recorded at amortized cost. Interest income is recorded using the effective interest rate method and is included in income for the period.
•	Accounts payable and accrued liabilities, lease liabilities, and notes payable, are measured at amortized cost.
•	Other liabilities, which relate to the derivative on warrants issued in U.S. dollars, are adjusted to the market value using the Black-Scholes valuation method at the end of each reporting period.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

3. New Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, which requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that disclosure requirements are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. The Company currently does not expect the adoption of ASU 2023-07 to have a material impact to the consolidated financial statements and will continue to assess the potential impact.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company will continue to assess the potential impact.

4. Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and Cash Equivalents	December 31, 2023	December 31, 2022

Cash on deposit	11,515	2,560
Money market funds	48,185	30,443
	59,700	33,003

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

5. Inventory

The Company’s inventory consists of the following:

Inventory by Type	December 31, 2023	December 31, 2022

Plant inventory	1,343	-
Conversion facility inventory	1,228	9,903
	2,571	9,903

Using lower of cost or net realizable value calculations, the Company reduced the inventory valuation by $10,689 in 2023 and $6,861 in 2022.

6. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	December 31, 2023	December 31, 2022

Cash pledged for reclamation	8,518	8,117
Other restricted cash	31	20
	8,549	8,137

The Company’s restricted cash consists of money market funds and short-term government bonds.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted cash is pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $28.4 million and $28.3 million of coverage towards reclamation obligations were collateralized by the restricted cash as of December 31, 2023, and December 31, 2022, respectively.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

7. Mineral Properties and Assets Held for Sale

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2020	6,276	17,317	15,591	39,184

Reclassify assets held for sale	-	-	(1,536)	(1,536)
Change in estimated reclamation costs	296	45	(877)	(536)
Depletion and amortization	(2,045)	-	-	(2,045)

December 31, 2021	4,527	17,362	13,178	35,067

Reclassify assets held for sale	-	-	1,536	1,536
Change in estimated reclamation costs	-	326	-	326
Depletion and amortization	(1,247)	-	-	(1,247)

December 31, 2022	3,280	17,688	14,714	35,682

Change in estimated reclamation costs	-	38	-	38
Depletion and amortization	(814)	-	-	(814)

December 31, 2023	2,466	17,726	14,714	34,906

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law.  We are not recovering U3O8 within the State section under lease at Lost Creek and are not subject to royalty payments currently. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North, or LC West Projects.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

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

Assets Held for Sale

A non-core, unpermitted, non-operating property held by Pathfinder Mines Corporation was considered an asset held for sale in 2021. In 2022, active discussions for the sale of the property were terminated.  The property was no longer considered an asset held for sale and was reclassified to mineral properties in 2022.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

8. Capital Assets

The Company’s capital assets consist of the following:

	December 31, 2023			December 31, 2022
Capital Assets	Cost	Accumulated Depreciation	Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	5,226	(3,701)	1,525	3,486	(3,437)	49
Enclosures	35,190	(16,850)	18,340	34,379	(15,164)	19,215
Machinery and equipment	2,016	(1,081)	935	1,659	(1,007)	652
Furniture and fixtures	265	(163)	102	265	(144)	121
Information technology	1,198	(1,067)	131	1,114	(1,035)	79
Right of use assets	14	(3)	11	33	(17)	16
	43,909	(22,865)	21,044	40,936	(20,804)	20,132

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	December 31, 2023	December 31, 2022

Accounts payable	1,680	660
Accrued payroll liabilities	578	449
Accrued severance, ad valorem, and other taxes payable	108	59
	2,366	1,168

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
December 31, 2023

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

The following table summarizes the Company’s current and long-term debts.

Current and Long-term Debt	December 31, 2023	December 31, 2022

Current
State Bond Loan	5,727	5,409
Deferred financing costs	(33)	(43)
	5,694	5,366

Long-term
State Bond Loan	-	5,727
Deferred financing costs	-	(33)
	-	5,694

The schedule of remaining payments on outstanding debt as of December 31, 2023 is presented below.

Remaining Payments	Total	2024	Final payment

State Bond Loan
Principal	5,727	5,727	Oct-2024
Interest	207	207
	5,934	5,934

11. Warrant Liability

In September 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 common shares at $1.00 per whole common share for a term of three years.

In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 common shares at $0.75 per whole common share for a term of two years.

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per whole common share for a term of three years.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent company entity, is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-Scholes model described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income for the period.

Activity with respect to the warrant liabilities is presented in the following tables.

Warrant Liability Activity	Sep. 2018 Warrants	Aug. 2020 Warrants	Feb. 2021 Warrants	Feb. 2023 Warrants	Total

December 31, 2020	729	1,415	-	-	2,144

Warrants issued	-	-	2,604	-	2,604
Warrants exercised	(3,961)	(388)	(97)	-	(4,446)
Mark to market revaluation loss	3,227	1,020	1,751	-	5,998
Effects for foreign exchange rate changes	5	(20)	(22)	-	(37)

December 31, 2021	-	2,027	4,236	-	6,263

Warrants exercised	-	(1,790)	-	-	(1,790)
Mark to market revaluation gain	-	(215)	(1,620)	-	(1,835)
Effects for foreign exchange rate changes	-	(22)	(234)	-	(256)

December 31, 2022	-	-	2,382	-	2,382

Warrants issued	-	-	-	9,109	9,109
Warrants exercised		-	(55)	(3)	(58)
Mark to market revaluation loss (gain)	-	-	(626)	2,212	1,586
Effects for foreign exchange rate changes	-	-	42	231	273

December 31, 2023	-	-	1,743	11,549	13,292

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrant Liability Duration	February 2021 Warrants	February 2023 Warrants	Total

Current portion of warrant liability	1,743	-	1,743
Long-term warrant liability	-	11,549	11,549
	1,743	11,549	13,292

The fair value of the warrant liabilities on December 31, 2023, was determined using the Black-Scholes model with the following assumptions:

Black-Scholes Assumptions as of December 31, 2023	February 2021 Warrants	February 2023 Warrants

Expected forfeiture rate	0.0%	0.0%
Expected life (years)	0.1	2.1
Expected volatility	45.8%	61.6%
Risk free rate	3.8%	3.8%
Expected dividend rate	0.0%	0.0%
Exercise price	$1.35	$1.50
Market price	$1.54	$1.54

12. Asset Retirement Obligations

Asset retirement obligations ("ARO") relate to the Lost Creek mine and Shirley Basin and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.44% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.23%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2020	29,965

Change in estimated reclamation costs	(536)
Accretion expense	486

December 31, 2021	29,915

Change in estimated reclamation costs	326
Accretion expense	460

December 31, 2022	30,701

Change in estimated reclamation costs	38
Accretion expense	497

December 31, 2023	31,236

The restricted cash discussed in note 6 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

13. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 270,898,900 shares and 224,699,621 shares were issued and outstanding as of December 31, 2023, and December 31, 2022, respectively.

On February 4, 2021, the Company closed an underwritten public offering of 14,722,200 common shares and accompanying warrants to purchase up to 7,361,100 common shares, at a combined public offering price of $0.90 per common share and accompanying warrant. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 2,208,330 common shares and warrants to purchase up to 1,104,165 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 16,930,530 common shares and 16,930,530 warrants to purchase up to 8,465,265 common shares. The gross proceeds to Ur‑Energy from this offering were approximately $15.2 million. After fees and expenses of $1.3 million, net proceeds to the Company were approximately $13.9 million. The warrants have an exercise price of $1.35 per whole common share and expire in February 2024 (see note 20). Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent company entity, is Canadian dollars, this creates a derivative financial liability. The fair value of the liability is recorded and adjusted monthly using the Black-Scholes technique described herein as there is no active market for the warrants. Any gain or loss is reflected in net income for the period.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

During the year ended December 31, 2021, the Company sold 19,151,457 common shares through its At Market facility for $33.4 million. After issue costs of $0.8 million, net proceeds to the Company were $32.6 million. The Company also received $6.9 million from the exercise of 14,050,920 warrants for 7,025,460 underlying common shares, and $1.8 million from the exercise of 2,929,101 stock options. The Company also issued 492,394 common shares for released RSUs.

During the year ended December 31, 2022, the Company sold 2,231,930 common shares through its At Market facility for $3.8 million. After issue costs of $0.1 million, net proceeds to the Company were $3.7 million. The Company also received $2.9 million from the exercise of 7,638,000 warrants for 3,819,000 underlying common shares, and $0.9 million from the exercise of 1,308,625 stock options. The Company also issued 557,372 common shares for released RSUs.

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

During the year ended December 31, 2023, the Company sold 4,425,809 common shares through its At Market facility for $7.0 million. After issue costs of $0.2 million, net proceeds to the Company were $6.8 million. The Company also received $0.3 million from the exercise of 413,030 warrants for 206,515 underlying common shares, and $1.4 million from the exercise of 2,225,098 stock options. The Company also issued 241,857 common shares for released RSUs.

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

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options outstanding is summarized as follows:

Stock Option Activity	Outstanding Options #	Weighted-average Exercise Price $

December 31, 2020	11,910,424	0.61

Granted	1,322,164	1.14
Exercised	(2,929,101)	0.62
Forfeited	(219,055)	0.56
Expired	(20,408)	0.57

December 31, 2021	10,064,024	0.68

Granted	175,000	1.74
Exercised	(1,308,625)	0.66
Expired	(355,495)	0.66

December 31, 2022	8,574,904	0.66

Granted	2,607,657	1.32
Exercised	(2,225,098)	0.64
Forfeited	(39,999)	1.13
Expired	(17,129)	0.68

December 31, 2023	8,900,335	0.87

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant.

We received $1.4 million, $0.9 million, and $1.8 million from options exercised in the years ended December 31, 2023, 2022, and 2021, respectively.

Stock-based compensation expense from stock options was $0.7 million, $0.8 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, there was approximately $1.7 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.4 years under the Option Plan.

As of December 31, 2023, outstanding stock options were as follows:

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

	Options Outstanding			Options Exercisable
Exercise Price $	Number of options #	Weighted-average remaining contractual life (years)	Aggregate intrinsic value $	Number of options #	Weighted-average remaining contractual life (years)	Aggregate intrinsic value $	Expiry

0.60	2,220,584	0.8	2,095,232	2,220,584	0.8	2,095,232	2024-11-05
0.48	2,634,421	1.9	2,803,946	2,634,421	1.9	2,803,946	2025-11-13
1.09	1,302,672	2.7	589,850	925,045	2.7	418,860	2026-08-27
1.68	175,000	3.2	-	58,333	3.2	-	2027-03-14
1.17	1,331,433	4.0	492,297	-	-	-	2028-01-04
1.56	1,236,225	4.9	-	-	-	-	2028-12-07

0.87	8,900,335	2.5	5,981,325	5,838,383	1.6	5,318,038

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$2.02 (approximately US$1.54) as of the last trading day in the year ended December 31, 2023, that would have been received by the option holders had they exercised their options on that date. There were 7,489,110 in-the-money stock options outstanding and 5,780,050 in-the-money stock options exercisable as of December 31, 2023.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2023	2022	2021

Expected forfeiture rate	5.1% - 5.3%	5.6%	6.1%
Expected life (years)	4.0	3.9	3.9
Expected volatility	71.7% - 74.7%	72.7%	69.5%
Risk free rate	3.5% - 3.6%	1.9%	0.7%
Expected dividend rate	0.0%	0.0%	0.0%
Weighted average exercise price (CAD$)	$1.55 - $2.06	$2.23	$1.44
Black-Scholes value (CAD$)	$0.89 - $1.16	$1.22	$0.74

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

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

Activity with respect to RSUs outstanding is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs #	Weighted-average grant date fair value $

December 31, 2020	1,404,962	0.54

Granted	305,530	1.14
Released	(638,989)	0.63
Forfeited	(59,843)	0.56

December 31, 2021	1,011,660	0.69

Released	(706,130)	0.47

December 31, 2022	305,530	1.14

Granted	651,912	1.32
Released	(312,575)	1.14
Forfeited	(2,957)	1.15

December 31, 2023	641,910	1.33

Stock-based compensation expense from RSUs was $0.3 million, $0.3 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

As of December 31, 2023, there was approximately $0.6 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.7 years under the RSU&EI Plan.

As of December 31, 2023, outstanding RSUs were as follows:

RSUs Outstanding
Number of RSUs #	Weighted- Average Remaining contractual life (years)	Aggregate intrinsic value $	Redemption Date

332,850	1.0	512,589	2025-01-04
309,060	1.9	475,952	2025-12-07
641,910	1.5	988,541

The fair value of restricted share units on their respective grant dates was determined using the intrinsic value model with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2023

Expected forfeiture rate	3.6% - 3.8%
Grant date fair value (CAD$)	$1.55 - $2.06

Warrants

In September 2018, the Company issued 13,062,878 warrants to purchase 6,531,439 common shares at $1.00 per whole common share for a term of three years.

In August 2020, the Company issued 9,000,000 warrants to purchase 4,500,000 common shares at $0.75 per whole common share for a term of two years.

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per whole common share for a term of three years.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants outstanding is summarized as follows:

Warrant Activity	Outstanding Warrants #	Number of shares to be issued upon exercise #	Per share exercise price $

December 31, 2020	22,062,878	11,031,439	0.90

Issued	16,930,530	8,465,265	1.35
Exercised	(14,050,920)	(7,025,460)	0.98
Expired	(573,958)	(286,979)	1.00

December 31, 2021	24,368,530	12,184,265	1.16

Exercised	(7,638,000)	(3,819,000)	0.75

December 31, 2022	16,730,530	8,365,265	1.35

Issued	39,100,000	19,550,000	1.50
Exercised	(413,030)	(206,515)	1.35

December 31, 2023	55,417,500	27,708,750	1.46

We received $0.3 million, $2.9 million, and $6.9 million from warrants exercised in the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the outstanding warrants were as follows:

Exercise price $	Number of warrants #	Weighted- average remaining contractual life (years)	Aggregate intrinsic value $	Expiry

1.35	16,325,000	0.1	1,550,875	2024-02-04
1.50	39,092,500	2.1	781,850	2026-02-21
1.46	55,417,500	1.5	2,332,725

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

Warrant Fair Value Assumptions	2023	2022	2021

Expected forfeiture rate	0.0%	-	0.0%
Expected life (years)	3.0	-	3.0
Expected volatility	77.4%	-	69.3%
Risk free rate	3.9%	-	0.2%
Expected dividend rate	0.0%	-	0.0%
Black-Scholes value (CAD$)	$0.63	-	$0.39

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

14. Sales and Other Income

Revenue is primarily derived from the sale of U3O8 under multi-year term agreements or spot sales agreements.

Revenue consists of:

	Year Ended December 31,
	2023		2022		2021
Revenue Summary	Amount	%	Amount	%	Amount	%

Company A	10,881	61.5%	-	0.0%	-	0.0%
Company B	6,447	36.5%	-	0.0%	-	0.0%
U3O8 sales	17,328	98.0%	-	0.0%	-	0.0%

Disposal fees	351	2.0%	19	100.0%	16	100.0%

	17,679	100.0%	19	100.0%	16	100.0%

Comments on other income:

In March 2022, we sold a royalty interest related to Strata Energy’s Lance Uranium ISR Project for $1.3 million.  There was no carrying value related to the royalty on our balance sheet, therefore the entire amount was recognized as other income.

In 2020, the Company received proceeds of $893 from the SBA Paycheck Protection Program (PPP). In 2021 Q2, the Company received notifications that the principal amount of $893 and accrued interest of approximately $10 were forgiven under the terms of the SBA PPP. This was treated as a forgiveness of debt on the Consolidated Statements of Operations for the year ended December 31, 2021, and a $903 thousand gain on debt forgiveness was recognized in other income.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

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

Cost of sales consists of the following:

	Year Ended December 31,
Cost of Sales	2023	2022	2021

Cost of U3O8 sales	8,676	-	-
Lower of cost or NRV adjustments	10,689	6,861	7,000
	19,365	6,861	7,000

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

Operating costs consist of the following:

	Year Ended December 31,
Operating Costs	2023	2022	2021

Exploration and evaluation	2,109	1,769	2,037
Development	20,396	4,686	1,922
General and administration	6,154	6,037	5,328
Accretion	497	460	486
	29,156	12,952	9,773

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

17. Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

	As of December 31,
Cash, Cash Equivalents, and Restricted Cash	2023	2022	2021

Cash and Cash Equivalents	59,700	33,003	46,189
Restricted cash	8,549	8,137	7,966
	68,249	41,140	54,155

Interest expense paid was $0.6 million, $0.7 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

18. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
Income (Loss) before Income Tax Provision	2023	2022	2021

United States	(26,063)	(15,638)	(13,438)
Canada	(4,659)	(1,481)	(9,470)
	(30,722)	(17,119)	(22,908)

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

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	As of December 31,
Deferred Tax Assets	2023	2022	2021

Deferred tax assets	14,377	13,243	12,841
Net operating losses - non-current	47,715	42,074	38,800
Total deferred tax assets	62,092	55,317	51,641

Valuation allowance	(62,092)	(55,317)	(51,641)

Net deferred taxes	-	-	-

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

The valuation allowance increased by $6,775, $3,676, and $5,090 during 2023, 2022, and 2021, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2023, are as follows:

Income Tax Loss Carryforwards	Amount	Expiration Years

Net operating losses, federal (Pre-January 1, 2018)	79,699	2029 - 2035
Net operating losses, federal (Post December 31, 2017)	57,724	No expirations
Net operating losses, state	136,490	Varies by state
Net operating losses, Canada	48,238	2026 - 2040

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
Income Tax Rate Reconciliation	2023	2022	2021

Canadian Statutory rate	26.5%	26.5%	26.5%
State tax	-2.0%	-2.1%	4.2%
Permanent differences	-1.3%	1.1%	-5.1%
True-ups and other	-0.1%	0.2%	0.0%
Effect of U.S. Federal Tax Rate Differential	-4.7%	-5.0%	-3.2%
Share issuance costs	2.8%	3.4%	0.0%
Change in valuation allowance	-21.2%	-25.6%	-22.4%
ITC credits	0.0%	1.5%	0.0%
	0.0%	0.0%	0.0%

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
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

19. Commitments

Under the terms of its leases for equipment, the Company is committed to minimum annual lease payments as follows:

Lease Payments
Year	Amount

2024	285
2025	285
2026	280
2027	139
989

Principal payments required under debt agreements are as follows:

Principal Payments
Year	Amount

2024	5,727
5,727

Under the terms of its off take sales agreements, the Company is committed to the following deliveries between 2024 and 2030, including two additional agreements executed in February 2024:

Year	Base Quantity (U3O8 Pounds)

2024	570,000
2025	700,000
2026	850,000
2027	1,050,000
2028	1,100,000
2029	800,000
2030	550,000
5,620,000

20. Subsequent Events

Warrant exercises

Subsequent to year-end, 16,376,500 warrants were exercised for 8,188,250 underlying whole common shares at an average exercise price of $1.35 per share for proceeds of $11.1 million.

At Market facility sales

Subsequent to year-end, the Company sold 2,464,500 common shares through its At Market facility at an average price of $1.72 per share for gross proceeds of $4.2 million.

21. Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivable, restricted cash, accounts payable and accrued liabilities, notes payable, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Ur-Energy Inc. Notes to Consolidated Financial Statements
December 31, 2023

(expressed in thousands of U.S. dollars unless otherwise indicated)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $68.0 million at risk on December 31, 2023, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2023.

Currency risk

As of December 31, 2023, we maintained a balance of approximately $2.8 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company. A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of December 31, 2023 would not have a material effect on our results of operations, financial position, or cash flows.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of December 31, 2023, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $2.4 million, the current portion of lease liability of $0.2 million, and the current portion of notes payable of $5.7 million. As of December 31, 2023, we had $59.7 million of cash and cash equivalents.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the years ended December 31, 2023, 2022, and 2021. The financial position of the Company may vary at the time that a change in interest rates occurs causing the impact on the Company’s results to vary.

