Form 10-K/A
period 2023-12-31
UR-ENERGY INC
filed 2024-03-12
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

UR-ENERGY INC.

ANNUAL REPORT ON FORM 10-K

		Page
	PART IV

Item 15.	Exhibits and Financial Statement Schedules	4
	Signatures	7

2

Explanatory Note:

On March 6, 2024, Ur-Energy Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”). This Amendment No. 1 to Form 10-K (“Amendment”) of the Company is being filed solely to amend Item 15 and Exhibit 96.2 to file an amended Technical Report Summary on the Shirley Basin ISR Uranium Project, Carbon County, Wyoming, USA. The Technical Report Summary that was filed with the Original Form 10-K included errors in Table 16 (“Life of Mine Operating Expenses”) with data missing or inaccurately stated. The text of the Technical Report Summary and conclusions in the report remain unchanged.

This Amendment should be read in conjunction with the Original Form 10-K and includes only the portions of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. Other than as described in this explanatory note, this Amendment does not change any of the financial or other information set forth in the Original Form 10-K or the exhibits thereto. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

3

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The Consolidated Financial Statements filed as part of this Form 10-K begin on page F-1.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Description of Registrant Securities	10-K	3/6/2024	4.1

4.2	Warrant Agreement, dated February 4, 2021, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/4/2021	4.1

4.3	Warrant Agreement, dated February 21, 2023, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/21/2023	4.1

10.1	Financing Agreement and Mortgage (State of Wyoming Industrial Revenue Bond Loan)	6-K	10/29/2013	99.1

10.2	Share Purchase Agreement and Registration Rights Agreement (Private Placement)	6-K	12/19/2013

10.3	Employment Agreement with Roger L. Smith, as amended	10-K	3/3/2014	10.9

10.4	Employment Agreement with Steven M. Hatten, as amended	10-K	3/3/2014	10.10

10.5	Employment Agreement with John W. Cash, as amended	10-K	3/3/2014	10.11

10.6	Employment Agreement with Penne A. Goplerud, as amended	10-K	3/3/2014	10.12

4

10.7	Ur-Energy Inc. Amended and Restated Stock Option Plan	8-K	4/17/17	10.1

10.8	Amended and Restated Restricted Share Unit & Equity Incentive Plan	8-K	4/16/2021	10.1

10.9	At Market Issuance Sales Agreement	8-K	5/29/2020	1.1

10.10	Amended and Restated At Market Issuance Sales Agreement	8-K	6/9/2021	1.1

10.11	Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement	8-K	12/21/2021	1.2

10.12	Amendment No. 2 to the Amended and Restated At Market Issuance Sales Agreement	8-K	7/20/2023	3.1

10.13	Amendment to Financing Agreement and Third Amendment to Mortgage	10-K	2/26/2021	10.12

10.14	Form of Securities Purchase Agreement dated July 31, 2020, among Ur-Energy Inc. and purchasers named therein	8-K	8/4/2020	10.1

10.15	Amendment to Employment Agreement with Roger L. Smith	10-K	2/26/2021	10.17

10.16	Amendment to Employment Agreement with Steven M. Hatten	10-K	2/26/2021	10.18

10.17	Amendment to Employment Agreement with John W. Cash	10-K	2/26/2021	10.19

10.18	Amendment to Employment Agreement with Penne A. Goplerud	10-K	2/26/2021	10.20

10.19	Amendment to Employment Agreement with John W. Cash	10-Q	5/1/2023	10.1

10.20	Amendment to Employment Agreement with Steven M. Hatten	10-Q	5/1/2023	10.2

21.1	Subsidiaries of the Registrant	10-K	3/6/2024	21.1

23.1	Consent of PricewaterhouseCoopers LLP (Vancouver, Canada ID: 271)	10-K	3/6/2024	23.1

5

23.2	Consent of WWC Engineering with regard to the Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA and the Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming, USA	10-K	3/6/2024	23.2

23.3	Consent of WWC Engineering with regard to the Amended Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming, USA				X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/6/2024	32.1

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/6/2024	32.2

96.1	Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA	10-K	3/6/2024	96.1

96.2	Amended Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA				X

97	Ur-Energy Inc. Executive Compensation Clawback Policy	10-K	3/6/2024	97

101.INS	XBRL Instance Document				X

101.SCH	XBRL Schema Document				X

101.CAL	XBRL Calculation Linkbase Document				X

101.DEF	XBRL Definition Linkbase Document				X

101.LAB	XBRL Labels Linkbase Document				X

101.PRE	XBRL Presentation Linkbase Document				X

99.1	Location maps (1)	10-K	3/3/2015

(1) Filed herewith under Items 1 and 2. Business and Properties.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 12, 2024	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer

7