Form 10-Q
period 2024-03-31
UR-ENERGY INC
filed 2024-05-06
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of May 2, 2024, there were 281,626,324 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek; (ii) the timing for ongoing construction and development work at Lost Creek, including the schedule for bringing additional header houses online; (iii) our ability to reach steady state higher production levels at Lost Creek in a timely and cost-effective manner including timely delivery into our contracts; (iv) development and construction priorities and timelines for Shirley Basin, and whether our current projections for buildout can to be met; (v) the ability to complete additional favorable uranium sales agreements; (vi) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vii) continuing effects of supply-chain disruption, and challenges in the labor market, and whether the Company will continue to anticipate and overcome such delays; (viii) the effects of the current evolving uranium market, including supply and demand, and whether increases in spot and term pricing will continue and be sustained; (ix) the impacts of global geopolitical events on the nuclear fuel industry and specifically U.S. uranium producers; (x) whether new or continuing sanctions on Russia will affect imports of nuclear fuel to the U.S., including whether the ban on Russian uranium will be signed into law and what effects it will have on the uranium market; and (xi) whether we will be able to expand our production portfolio business with organic or inorganic growth. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 6, 2024.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates included in this report on Form 10-Q have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”). Prior to these estimates, we prepared our estimates of mineral resources in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. We are required by applicable Canadian Securities Administrators to file in Canada an NI 43‑101 compliant report at the same time we file an S-K 1300 technical report summary. The NI 43‑101 and S-K 1300 reports (for each of the Lost Creek Property (March 4, 2024) and Shirley Basin Project, as amended (March 11, 2024)), are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	3	53,896	59,700
Current portion of lease receivable (net)		78	77
Inventory	4	4,698	2,571
Prepaid expenses		1,347	1,321
Total current assets		60,019	63,669

Non-current assets
Lease receivable (net)		194	208
Restricted cash	5	8,641	8,549
Mineral properties	6	34,938	34,906
Capital assets	7	21,148	21,044
Total non-current assets		64,921	64,707
Total assets		124,940	128,376

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	8	4,842	2,366
Current portion of notes payable	9	-	5,694
Current portion of warrant liability	10	-	1,743
Current portion of lease liability		169	162
Environmental remediation accrual		63	69
Total current liabilities		5,074	10,034

Non-current liabilities
Warrant liability	10	10,913	11,549
Asset retirement obligations	11	31,367	31,236
Lease liability		640	687
Total non-current liabilities		42,920	43,472

Shareholders' equity
Share capital	12	322,213	302,182
Contributed surplus		20,184	19,881
Accumulated other comprehensive income		4,001	3,718
Accumulated deficit		(269,452)	(250,911)
Total shareholders' equity		76,946	74,870
Total liabilities and shareholders' equity		124,940	128,376

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three Months Ended March 31,
	Note	2024	2023

Sales	13	-	6,447
Cost of sales	14	(1,139)	(6,504)
Gross loss		(1,139)	(57)

Operating costs	15	(15,145)	(3,065)
Operating loss		(16,284)	(3,122)

Net interest income		488	213
Warrant liability revaluation gain (loss)	10	(2,756)	1,867
Foreign exchange gain		12	336
Other loss		(1)	(7)
Net loss		(18,541)	(713)

Foreign currency translation adjustment		283	(317)
Comprehensive loss		(18,258)	(1,030)

Loss per common share:
Basic		(0.07)	-
Diluted		(0.07)	-

Weighted average common shares:
Basic		278,030,162	241,893,816
Diluted		278,030,162	241,893,816

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Three Months Ended March 31,	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Exercise of stock options	12	536,183	429	(131)	-	-	298
Shares issued for cash	12	39,491,000	37,528	-	-	-	37,528
Share issue costs	12	-	(2,992)	-	-	-	(2,992)
Stock compensation		-	-	253	-	-	253
Comprehensive loss		-	-	-	(317)	(713)	(1,030)

March 31, 2023		264,726,804	293,611	19,965	3,948	(220,968)	96,556

December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Exercise of stock options	12	74,674	61	(21)	-	-	40
Exercise of warrants	10	8,188,250	15,849	-	-	-	15,849
Shares issued for cash	12	2,464,500	4,227	-	-	-	4,227
Share issue costs	12	-	(106)	-	-	-	(106)
Stock compensation		-	-	324	-	-	324
Comprehensive loss		-	-	-	283	(18,541)	(18,258)

March 31, 2024		281,626,324	322,213	20,184	4,001	(269,452)	76,946

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three Months Ended March 31,
	Note	2024	2023

Cash provided by (used for):

Operating activities
Net loss for the period		(18,541)	(713)

Items not affecting cash:
Stock based compensation		324	253
Net realizable value adjustments		1,139	2,875
Amortization of mineral properties		(22)	313
Depreciation of capital assets		603	473
Accretion expense		121	122
Amortization of deferred loan costs		33	11
Provision for reclamation		(6)	-
Mark to market loss (gain)		2,756	(1,867)
Unrealized foreign exchange gain		(12)	(336)
Changes in non-cash working capital:
Lease receivable		13	-
Inventory		(3,266)	753
Prepaid expenses		(131)	(170)
Accounts payable and accrued liabilities		2,612	613
		(14,377)	2,327

Investing activities
Purchase of capital assets		(843)	(665)
		(843)	(665)

Financing activities
Issuance of common shares for cash	12	4,227	46,637
Share issue costs	12	(106)	(2,914)
Proceeds from exercise of warrants and stock options	12	11,202	298
Repayment of debt		(5,767)	(1,324)
		9,556	42,697

Effects of foreign exchange rate changes on cash		(48)	-

Increase (decrease) in cash, cash equivalents, and restricted cash		(5,712)	44,359
Beginning cash, cash equivalents, and restricted cash		68,249	41,140
Ending cash, cash equivalents, and restricted cash	16	62,537	85,499

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
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

2. Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These interim consolidated financial statements reflect all normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2023. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these interim consolidated financial statements.

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	March 31, 2024	December 31, 2023

Cash on deposit	11,046	11,515
Money market accounts	42,850	48,185
	53,896	59,700

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	March 31, 2024	December 31, 2023

Plant inventory	1,593	1,343
Conversion facility inventory	3,105	1,228
	4,698	2,571

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $1,139 and $2,875 for the three months ended March 31, 2024 and 2023, respectively.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

5. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	March 31, 2024	December 31, 2023

Cash pledged for reclamation	8,629	8,518
Other restricted cash	12	31
	8,641	8,549

The Company’s restricted cash consists of money market and short-term government bond investment accounts.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds totaled $28.4 million and $28.4 million as of March 31, 2024, and December 31, 2023, respectively.

6. Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Property	Other U.S. Properties	Total

December 31, 2023	2,466	17,726	14,714	34,906

Change in estimated reclamation costs	-	10	-	10
Depletion and amortization	22	-	-	22

March 31, 2024	2,488	17,736	14,714	34,938

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

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

7. Capital Assets

The Company’s capital assets consist of the following:

	March 31, 2024			December 31, 2023
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	5,765	(3,819)	1,946	5,226	(3,701)	1,525
Enclosures	35,227	(17,278)	17,949	35,190	(16,850)	18,340
Machinery and equipment	2,127	(1,113)	1,014	2,016	(1,081)	935
Furniture and fixtures	265	(168)	97	265	(163)	102
Information technology	1,205	(1,073)	132	1,198	(1,067)	131
Right of use assets	14	(4)	10	14	(3)	11
	44,603	(23,455)	21,148	43,909	(22,865)	21,044

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	March 31, 2024	December 31, 2023

Accounts payable	3,663	1,680
Accrued payroll liabilities	831	578
Accrued severance, ad valorem, and other taxes payable	348	108
	4,842	2,366

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

9. Notes Payable

On October 15, 2013, the Sweetwater County Commissioners approved the issuance of a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond (Lost Creek Project), Series 2013 (the “Sweetwater IDR Bond”) to the State of Wyoming, acting by and through the Wyoming State Treasurer, as purchaser. On October 23, 2013, the Sweetwater IDR Bond was issued, and the proceeds were in turn loaned by Sweetwater County to Lost Creek ISR, LLC pursuant to a financing agreement dated October 23, 2013 (the “State Bond Loan”). The State Bond Loan called for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis commencing January 1, 2014. The principal was scheduled to be paid in 28 quarterly installments commencing January 1, 2015.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments resumed on October 1, 2022, and were to continue until October 1, 2024.

On March 27, 2024, we pre-paid the remaining $4.4 million due on the bond loan. The State Bond Loan was secured by all the assets of the Lost Creek Project. All releases of collateral have been obtained following the final repayment of the facility.

The following table summarizes the Company’s current debt. The Company has no long-term debt.

Current Debt	March 31, 2024	December 31, 2023

State Bond Loan	-	5,727
Deferred financing costs	-	(33)
	-	5,694

10. Warrant Liability

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

The Company’s warrant liabilities consist of the following.  The Company has no current warrant liability.

Warrant Liability Activity	Feb-2021 Warrants	Feb-2023 Warrants	Total

December 31, 2023	1,743	11,549	13,292

Warrants exercised	(4,770)	(20)	(4,790)
Mark to market revaluation loss (gain)	3,072	(316)	2,756
Effects for foreign exchange rate changes	(45)	(300)	(345)

March 31, 2024	-	10,913	10,913

The fair value of the warrant liabilities on March 31, 2024, was determined using the Black-Scholes model with the following assumptions:

Feb-2023
Black-Scholes Assumptions as of March 31, 2024	Warrants

Expected forfeiture rate	0.0%
Expected life (years)	1.9
Expected volatility rate	55.7%
Risk free rate	4.1%
Expected dividend rate	0.0%
Exercise price	$1.50
Market price	$1.60

11. Asset Retirement Obligations

Asset retirement obligations relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 2.52% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.24%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the wellfields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2023	31,236

Change in estimated reclamation costs	10
Accretion expense	121

March 31, 2024	31,367

The restricted cash discussed in note 5 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

12.  Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 281,626,324 shares and 270,898,900 shares were issued and outstanding as of March 31, 2024, and December 31, 2023, respectively.

On February 21, 2023, the Company closed an underwritten public offering of 34,000,000 common shares and accompanying warrants to purchase up to 17,000,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The warrants have an exercise price of $1.50 per whole common share and will expire three years from the date of issuance. Ur-Energy also granted the underwriters a 30-day option to purchase up to an additional 5,100,000 common shares and warrants to purchase up to 2,550,000 common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares. The gross proceeds to Ur-Energy from this offering were approximately $46.1 million. After fees and expenses of $3.0 million, net proceeds to the Company were approximately $43.1 million.

During the three months ended March 31, 2024, the Company sold 2,464,500 common shares through its At Market facility for $4.2 million. After issue costs of $0.1 million, net proceeds to the Company were $4.1 million. The Company also received $11.1 million from the exercise of 16,376,500 warrants for 8,188,250 underlying common shares, and less than $0.1 million from the exercise of 74,674 stock options.

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

Activity with respect to stock options is summarized as follows:

Stock Option Activity	Outstanding Options	Weighted-average Exercise Price
December 31, 2023	8,900,335	0.87

Exercised	(74,674)	0.55

March 31, 2024	8,825,661	0.86

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received less than $0.1 million from options exercised in the three months ended March 31, 2024.

Stock-based compensation expense from stock options was $0.2 million for the three months ended March 31, 2024, and $0.2 million for the three months ended March 31, 2023.

As of March 31, 2024, there was approximately $1.5 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.2 years under the Option Plan.

As of March 31, 2024, outstanding stock options are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$	#	years	$
0.58	2,220,584	0.6	2,257,237	2,220,584	0.6	2,257,237	2024-11-05
0.47	2,568,652	1.6	2,914,603	2,568,652	1.6	2,914,603	2025-11-13
1.06	1,302,672	2.4	698,774	925,045	2.4	496,209	2026-08-27
1.65	175,000	3.0	-	116,666	3.0	-	2027-03-14
1.14	1,322,528	3.8	601,975	434,906	3.8	197,956	2028-01-04
1.52	1,236,225	4.7	97,024	-	-	-	2028-12-07

0.86	8,825,661	2.3	6,569,613	6,265,853	1.5	5,866,005

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the three months ended March 31, 2024 (approximately US$1.60), that would have been received by the option holders had they exercised their options on that date. There were 8,650,661 in-the-money stock options outstanding and 6,149,187 in-the-money stock options exercisable as of March 31, 2024.

No stock options were granted in the three months ended March 31, 2024.

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”), as subsequently amended and now known as the Restricted Share Unit and Equity Incentive Plan (the “RSU&EI Plan”). The RSU&EI Plan was approved by our shareholders most recently on June 2, 2022.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU redemption, the holder of the RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted-average Grant Date Fair Value
	#	$
December 31, 2023	641,910	1.33

Exercises	Nil	Nil

March 31, 2024	641,910	1.33

Stock-based compensation expense from RSUs was $0.1 million for the three months ended March 31, 2024, and $0.1 million for the three months ended March 31, 2023.

As of March 31, 2024, there was approximately $0.5 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.4 years under the RSU&EI Plan.

As of March 31, 2024, outstanding RSUs were as follows:

Number of RSUs	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Redemption Date
#	years	$
332,850	0.8	532,560	2025-01-04
309,060	1.7	494,496	2025-12-07
641,910	1.2	1,027,056

No restricted share units were granted in the three months ended March 31, 2024.

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per full share.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to warrants is summarized as follows:

Warrant Activity	Outstanding Warrants	Number of Shares to be Issued Upon Exercise	Per Share Exercise Price
	#	#	$
December 31, 2023	55,417,500	27,708,750	1.46

Exercised	(16,376,500)	(8,188,250)	1.35

March 31, 2024	39,041,000	19,520,500	1.50

We received $11.1 million from warrants exercised in the three months ended March 31, 2024.

As of March 31, 2024, outstanding warrants were as follows:

Exercise Price	Number of Warrants	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$
1.50	39,041,000	1.9	1,952,050	2026-02-21
1.50	39,041,000	1.9	1,952,050

Fair value calculation assumptions for stock options, restricted share units, and warrants

The fair value of stock options are determined using the Black-Scholes model on their respective grant dates.  The fair value of restricted share units are determined using the Intrinsic Value Method on their respective grant dates.

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

Revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024		2023
Revenue Summary	$	%	$	%

Customer A	-	0.0%	6,447	100.0%
U3O8 sales	-	0.0%	6,447	100.0%

Disposal fees	-	0.0%	-	0.0%

	-	0.0%	6,447	100.0%

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

Cost of sales consists of the following:

	Three Months Ended March 31,
Cost of Sales	2024	2023

Cost of U3O8 sales	-	3,629
Lower of cost or NRV adjustments	1,139	2,875
	1,139	6,504

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

Operating costs consist of the following:

	Three Months Ended March 31,
Operating Costs	2024	2023

Exploration and evaluation	903	371
Development	11,552	1,149
General and administration	2,569	1,422
Accretion	121	123
	15,145	3,065

16. Supplemental Information for Statement of Cash Flows

Cash, cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

	Three Months Ended
	March 31,
Cash and Cash Equivalents, and Restricted Cash	2024	2023

Cash and cash equivalents	53,896	77,276
Restricted cash	8,641	8,223
	62,537	85,499

Interest expense paid was $0.1 million and $0.1 million for the three months ended March 31, 2024, and 2023, respectively.

17.  Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivable, restricted cash, accounts payable and accrued liabilities, notes payable, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $62.3 million at risk on March 31, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2024.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements March 31, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

Currency risk

As of March 31, 2024, we maintained a balance of approximately $2.6 million Canadian dollars.  The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of March 31, 2024 would not have a material effect on our results of operations, financial position, or cash flows.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of March 31, 2024, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $4.8 million, and the current portion of lease liability of $0.2 million. As of March 31, 2024, the Company had $53.9 million of cash and cash equivalents.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the three months ended March 31, 2024. The financial position of the Company may vary at the time that a change in interest rates occurs, causing the impact on the Company’s results to vary.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion and analysis by management is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations and should be read in conjunction with the audited financial statements and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Ur-Energy has one wholly owned subsidiary, Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation, incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin Project in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 6, 2024.

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

Currently, our sales deliveries in 2024 are projected to be 570,000 pounds U3O8 into two of our sales agreements secured in 2022. We now have six multi-year sales agreements which together anticipate sales of 5.7 million pounds U3O8 between 2024 and 2030.

Industry and Market Update

Global factors continue to positively influence the uranium recovery market and the nuclear energy industries. Continued growth in the acceptance of nuclear energy, geopolitics, and production reductions, shortfalls and delays, have each contributed to a stronger uranium market with a more optimistic future. As each of these influences continues to gain momentum and strength, the market has experienced significant impacts.

Recognition of the critical role nuclear energy plays in providing baseload power for decarbonization has been complemented more recently as energy security has become a nearly universal priority. Beyond the war in Ukraine, continuing Russian misconduct has only strengthened the resolve of fuel purchasers to reduce dependence on Russian nuclear products. U.S. and global utilities have increasingly been seeking non-Russian supplies when negotiating uranium term sales agreements. This change of supply priority has reflected growing concern over current and possible future sanctions.

On April 30, 2024, by unanimous consent, the U.S. Senate passed a ban on Russian imports to the U.S., which serves as the companion bill to H.R. Bill 1042, previously passed by the U.S. House of Representatives. The legislation awaits action by President Biden, who has expressed support for a ban on Russian uranium and is expected to sign the bill. While the legislation has certain waivers available until January 1, 2028, the prohibitions on imports continue until 2040. If signed into law, the ban will help to secure the U.S. nuclear fuel supply chain and advance domestic uranium recovery operations. Also on April 30, members of the G7 committed to reducing dependency on Russian nuclear fuel supplies to create a diversified fuel supply chain free from Russian influence, and to offer support to countries which are working to diversify their nuclear fuel sources.

Also affecting the balance of supply and demand are the challenges that nearly all uranium producers have faced as they have returned to production operations amid stronger market indicators through 2023. Even for experienced and well financed operators, ramp-up and return to commercial level operations has been impeded by labor, equipment, technical, supply chain and other challenges and delays. Kazakh production continues to be hindered by significant supply chain disruptions related to sufficient supply of sulfuric acid for its recovery processes. The announcements by Kazatomprom, beginning in December 2023, of substantially reduced production targets (~20% below state-concession required levels) due to this supply shortage as well as continuing construction delays for the Kazakhs, have sent shockwaves through the uranium markets.

The foregoing as well as many other factors continued to move and sustain the market early in 2024. Year-end spot pricing of $91 per pound was a milestone not experienced in more than 16 years. Early 2024 has seen pricing increases continue, with spot prices passing $100 per pound and reaching as much as $107 per pound during January. Even after retracting to levels between closer to $90 per pound, the 2024 spot market prices have remained, on average, more than 40% above the average price in 2023.

Additionally, term market prices increased 50% between year-end 2022 pricing and the March 31, 2024 average term price of $78 per pound. The determination of utilities in the U.S. and abroad to fill mid-term supply requirements continues to support higher term prices. These new contracts are projected to have a distinct focus on secure future deliveries of North American production by proven producers, which would be advantageous to our Company.

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

Lost Creek Property

Ramp-up continues at Lost Creek, with two additional header houses (HHs 2-6 and 2-7) coming online thus far in 2024. During Q1, we captured 38,221 pounds, dried and packaged 39,229 pounds, and shipped 35,445 pounds U3O8. At quarter end, our in-process inventory was approximately 80,465 pounds, our drummed inventory was 26,062 pounds, and our finished inventory at the conversion facility was 79,235 pounds U3O8.

While we have experienced some additional equipment and operational challenges at Lost Creek, we are seeing more consistent drying and packaging, with 29,497 pounds U3O8 packaged since quarter end and dryer operations keeping pace with wellfield production. We have 12 drill rigs onsite, with an additional rig scheduled to commence work in early May. Drilling has advanced into HH 2-11 with completion work nearly finished in recovery areas of HH 2-8. Fabrication of HHs 2-8 and 2-9 is complete, and work on HHs 2-10 and 2-11 is advancing in our Casper construction shop. HH 2-8 is expected to come online in May.

All remaining planned production areas of Mine Unit 2 (MU2) are scheduled to be constructed during 2024. Additionally, we are planning delineation drilling and initial well installation in Phase 2 of Mine Unit 1 (MU1) when drilling is complete in MU2.

Surface construction of injection and production systems for upcoming recovery areas continues to advance including the installation of pipelines, powerlines, downhole equipment and the header house building including its primary motor control, piping and controls.

As disclosed, we drilled an additional deep disposal well at Lost Creek in mid-2023, with the drilling phase completed in 2023 Q3. Preliminary completion and testing continued in 2023 Q4 and, following receipt of regulatory approvals, final completion work was finished in Q1. We will now obtain remaining regulatory approvals followed by specification of surface injection equipment. In advance of operation of the deep well, procurement and installation of a powerline was completed enabling anticipated operation in 2024. Initial injection systems are onsite allowing for operation of the deep well soon after injection permits are received.

We filed an updated Technical Report Summary on our Lost Creek Property, Sweetwater County, Wyoming, USA (the “Lost Creek Report,” March 4, 2024), which was prepared by Western Water Consultants, Inc., d/b/a WWC Engineering (“WWC”). The resources identified and evaluated have been included in the Lost Creek production plan and continue to support the potential viability of the Lost Creek Property.

The mineral resource estimate for the Property is 12.682 million pounds eU3O8 in the Measured and Indicated categories, and 6.119 million pounds eU3O8 in the Inferred category. The mineral resource has been reduced to account for production at Lost Creek of 2.838 million pounds U3O8 at December 31, 2023.

Shirley Basin

During the quarter, the decision was made to build out our wholly owned, fully permitted and licensed Shirley Basin Project in Carbon County, Wyoming. The satellite plant will be designed with a flow rate of up to 6,000 gallons per minute and capacity to produce up to 1.0 million pounds of U3O8 per year. Our permits and license allow for the construction of the elution, precipitation and drying circuits should it become economically advantageous. No amendments to the existing permits or licenses would be required.

The satellite plant will be a relatively low-cost facility consisting of ion exchange (IX), wastewater and groundwater restoration circuits. The IX resin at Shirley Basin will be loaded with uranium from the mine and shipped to the Company’s operating Lost Creek ISR Facility for processing before being recycled back into operations at Shirley Basin. This satellite approach will help minimize initial facility capital costs to approximately $24.4 million and pre-operational wellfield development costs to approximately $16.3 million.

The estimated time to finalize designs, order materials and construct the satellite plant and initial wellfield recovery area is approximately 24 months. Work has already been initiated on long-lead items, including detailed engineering and additional geologic pattern planning for the wellfield. Planning has been completed and fieldwork initiated for the monitor well ring for the first mine unit, with plans to install approximately 120 wells in 2024 Q2 and Q3. This installation will enable hydrologic testing and baseline water quality analyses to proceed prior to the start of installation of production patterns in mid-2025. Significantly, the bid process and award for fabrication of IX columns has been completed. This procurement represents one of the longest lead items in the facility.

We filed an updated Technical Report Summary on Shirley Basin ISR Uranium Project, Carbon County, Wyoming, USA, as amended (the “Shirley Basin Report,” March 11, 2024), which was prepared by WWC. The report reaffirms the mineral resources as well as the economic analysis on the Shirley Basin Project from a prior report prepared under S-K 1300.

Based upon data from the historical and confirmation drilling at the site, the Shirley Basin Report confirms the project’s mineral resource estimate of 8.8 million pounds eU3O8 in the Measured and Indicated categories. Due to the very high level of density in drilling at the project, all resources within the three proposed mine units are classified as Measured or Indicated. There are no resources in the Inferred category.

Sales of U3O8 and Sales Agreements

Beginning in 2022 and continuing into 2024, we have secured six multi-year sales agreements with global nuclear purchasers. These multi-year agreements are in addition to our contract under the DOE uranium reserve which was completed with delivery in early 2023.

In 2022, we completed two sales agreements which call for deliveries from 2023 through 2028 totaling 3.2 million pounds U3O8 with the possibility of additional sales of up to 300,000 pounds U3O8 in 2029.

In 2023, we completed one agreement calling for deliveries from 2025 through 2027 totaling 0.3 million pounds U3O8.

In 2024, we have completed three additional sales agreements. In February, the first of three agreements calls for annual deliveries of between 100,000 and 350,000 pounds U3O8 over a five-year period beginning in 2026. The agreement includes the opportunity for the purchaser to add up to three additional annual deliveries of 300,000 pounds U3O8 beginning in 2031. The pricing for the sales under this agreement is a combination of an escalated fixed price, which is well above the anticipated all-in costs of production, and market related pricing component that is subject to an escalated floor and ceiling.

Also in February 2024, the second of three agreements was signed with delivery commitments for five years with an initial delivery of 50,000 pounds U3O8 in 2026 and deliveries of 200,000 pounds U3O8 annually in 2027 through 2030. All sales will be made at fixed prices, escalated from the base agreed price.

In April 2024, the third of the three new agreements was signed with annual delivery commitments of up to 100,000 pounds U3O8 in 2026 through 2029, a portion of which is based upon production milestones. The pricing for the sales under this agreement is a combination of an escalated fixed price, which is well above the anticipated all-in costs of production, and a market-related pricing component that is subject to an escalated floor and ceiling.

Certain of the sales agreements permit the purchaser the customary election to flex the delivery quantity up or down by as much as ten percent. All sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing, including some market-based pricing features.

Our six sales agreements with various global nuclear purchasers provide for deliveries as follows:

Year	Base Quantity (U3O8 Pounds)

2024	570,000
2025	700,000
2026	950,000
2027	1,150,000
2028	1,200,000
2029	600,000
2030	550,000
5,720,000

Corporate Developments

As previously disclosed, we completed the pre-payment of the remaining $4.4 million on our State Bond Loan. We are now debt free. (See also discussion below under “Wyoming State Bond Loan.”)

In March 2024, we expanded our executive team with the addition of Ryan Schierman as our Vice President Regulatory Affairs. Prior to joining Ur-Energy, Mr. Schierman held numerous positions in management, most recently at Fluor/Idaho Environmental Coalition, contractors to the U.S. Department of Energy, at the Idaho Cleanup Project. Mr. Schierman has also held several positions in the uranium recovery industry, gaining expertise in regulatory relations and compliance, licensing, and environmental health and safety. As the Wyoming Uranium Recovery Program Manager (2015-2020), Mr. Schierman was critical in assisting Wyoming to become the 38th US Nuclear Regulatory Commission Agreement State. Mr. Schierman earned a B.S. in Environmental Science from Brigham Young University, a M.Sc. in Health Physics from Idaho State University, and is a Certified Health Physicist.

Subsequent to quarter end, we announced the appointment of John Paul Pressey and Elmer W. Dyke as new members of the Ur-Energy Board of Directors. We also announced the anticipated retirement of founding Director James M. Franklin and Director, and former President and CEO, W. William Boberg. Both will continue to serve the Board until the Company’s Annual Meeting of Shareholders, June 6, 2024, though neither will stand for re-election at the Meeting.

John Paul Pressey had a nearly three-decade long career in the assurance practice at PricewaterhouseCoopers LLP, with 16 years as a partner. With a Bachelor of Commerce degree from the University of Alberta, Mr. Pressey is a Chartered Professional Accountant with extensive experience working with U.S. and Canadian publicly traded companies in the mining industry, and other industries including manufacturing, utilities, and alternative energy. His experience includes acquisitions and capital markets transactions, working with clients to identify and implement practical business solutions to accounting, audit and financial issues. Mr. Pressey spent six years at PricewaterhouseCoopers as its Assurance Leader for British Columbia, overseeing all aspects of PricewaterhouseCoopers’s assurance results and operations for that Province.

Elmer Dyke has over 35 years’ experience in the commercial and government nuclear industry. Mr. Dyke has a Bachelor of Arts Degree in International Political Economy from Davidson College and served as a U.S. Army Officer for thirteen years. Mr. Dyke’s professional career includes a tenure with the U.S. Department of State during which he directed international security programs, including nuclear nonproliferation and high technology projects and was detailed to the Departments of Defense and Commerce. Mr. Dyke has worked within global firms NAC International and Booz Allen Hamilton where he served as an expert on nuclear nonproliferation, strategy and nuclear fuel cycle. More recently, Mr. Dyke filled senior executive roles at Centrus Energy Corporation, a global nuclear fuel supplier and technical services provider. At Centrus Energy and in prior executive roles, Mr. Dyke led strategic planning and business development, financial performance, and risk management for the businesses. Currently, Mr. Dyke leads New Horizons Nuclear Associates, LLC, a global nuclear consulting firm he formed in 2022.

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

U3O8 Price per Pound Sold Reconciliation

	Unit	2023 Q2	2023 Q3	2023 Q4	2024 Q1

Sales per financial statements	$ 000	39	5,752	5,441	-
Disposal fees	$ 000	(39)	(312)	-	-
U3O8 sales	$ 000	-	5,440	5,441	-
U3O8 pounds sold	lb	-	90,000	90,000	-
U3O8 price per pound sold	$/lb	-	60.44	60.46	-

Sales per the financial statements includes U3O8 sales and disposal fees.  Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound measures.

U3O8 Cost per Pound Sold Reconciliation

	Unit	2023 Q2	2023 Q3	2023 Q4	2024 Q1

Cost of sales per financial statements	$ 000	2,951	4,855	5,055	1,139
Lower of cost or NRV adjustment	$ 000	(2,951)	(2,332)	(2,531)	(1,139)
U3O8 cost of sales	$ 000	-	2,523	2,524	-
U3O8 pounds sold	lb	-	90,000	90,000	-
U3O8 cost per pound sold	$/lb	-	28.03	28.04	-

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

U3O8 Sales

The following table provides information on our U3O8 sales.

	Unit	2023 Q2	2023 Q3	2023 Q4	2024 Q1

U3O8 Sales by Product

U3O8 Sales
Produced	$ 000	-	5,440	5,441	-
Purchased	$ 000	-	-	-	-
	$ 000	-	5,440	5,441	-

U3O8 Pounds Sold
Produced	lb	-	90,000	90,000	-
Purchased	lb	-	-	-	-
	lb	-	90,000	90,000	-

U3O8 Price per Pounds Sold
Produced	$/lb	-	60.44	60.46	-
Purchased	$/lb	-	-	-	-
	$/lb	-	60.44	60.46	-

There were no U3O8 sales in 2024 Q1.

As previously announced, the Company made the decision to ramp up operations after securing new term contracts in 2022 with initial deliveries beginning in 2023 Q3.

In 2023 Q3 and 2023 Q4, we delivered a total of 180,000 produced pounds U3O8 into term contracts at a combined average price of $60.45.

Our sales in 2024 are projected at 570,000 pounds U3O8 and we expect to realize revenues of $33.1 million. The deliveries are under contracts negotiated in 2022, when the long-term price was between $43 and $52 per pound.

U3O8 Cost of Sales

The following table provides information on our U3O8 cost of sales.

	Unit	2023 Q2	2023 Q3	2023 Q4	2024 Q1

U3O8 Cost of Sales by Product

U3O8 Cost of Sales
Ad valorem and severance taxes	$ 000	-	53	53	-
Cash costs	$ 000	-	1,674	1,674	-
Non-cash costs	$ 000	-	796	797	-
Produced	$ 000	-	2,523	2,524	-
Purchased	$ 000	-	-	-	-
	$ 000	-	2,523	2,524	-

U3O8 Pounds Sold
Produced	lb	-	90,000	90,000	-
Purchased	lb	-	-	-	-
	lb	-	90,000	90,000	-

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	-	0.59	0.59	-
Cash costs	$/lb	-	18.60	18.60	-
Non-cash costs	$/lb	-	8.84	8.85	-
Produced	$/lb	-	28.03	28.04	-
Purchased	$/lb	-	-	-	-
	$/lb	-	28.03	28.04	-

There were no U3O8 sales in 2024 Q1.

In 2023 Q3 and 2023 Q4, a total of 180,000 produced pounds U3O8 were sold into term contracts.  The average cost per produced pound sold was $28.04.

U3O8 Gross Profit

The following table provides information on our U3O8 gross profit.

	Unit	2023 Q2	2023 Q3	2023 Q4	2024 Q1

U3O8 Gross Profit by Product

U3O8 Sales
Produced	$ 000	-	5,440	5,441	-
Purchased	$ 000	-	-	-	-
	$ 000	-	5,440	5,441	-

U3O8 Cost of Sales
Produced	$ 000	-	2,523	2,524	-
Purchased	$ 000	-	-	-	-
	$ 000	-	2,523	2,524	-

U3O8 Gross Profit
Produced	$ 000	-	2,917	2,917	-
Purchased	$ 000	-	-	-	-
	$ 000	-	2,917	2,917	-

U3O8 Pounds Sold
Produced	lb	-	90,000	90,000	-
Purchased	lb	-	-	-	-
	lb	-	90,000	90,000	-

U3O8 Gross Profit per Pound Sold
Produced	$/lb	-	32.41	32.42	-
Purchased	$/lb	-	-	-	-
	$/lb	-	32.41	32.42	-

U3O8 Gross Profit Margin
Produced	%	0.0%	53.6%	53.6%	0.0%
Purchased	%	0.0%	0.0%	0.0%	0.0%
	%	0.0%	53.6%	53.6%	0.0%

There were no U3O8 sales in 2024 Q1.

In 2023 Q3 and 2023 Q4, the average price per pound sold into term contracts was $60.45 and the average cost per pound sold was $28.04, which resulted in an average gross profit per pound sold of $32.41 and an average gross profit margin of nearly 54%.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds.

	Unit	2023 Q2	2023 Q3	2023 Q4	2024 Q1

U3O8 Production

Pounds captured	lb	4,392	30,491	68,448	38,221
Pounds drummed	lb	-	15,759	6,519	39,229
Pounds shipped	lb	-	-	-	35,445

U3O8 Ending Inventory

Pounds
In-process inventory	lb	5,801	20,396	82,033	80,465
Plant inventory	lb	-	15,759	22,278	26,062
Conversion inventory - produced	lb	223,790	133,790	43,790	79,235
	lb	229,591	169,945	148,101	185,762

Value
In-process inventory	$ 000	-	-	-	-
Plant inventory	$ 000	-	949	1,343	1,593
Conversion inventory - produced	$ 000	6,275	3,752	1,228	3,105
	$ 000	6,275	4,701	2,571	4,698

Cost per Pound
In-process inventory	$/lb	-	-	-	-
Plant inventory	$/lb	-	60.22	60.28	61.12
Conversion inventory - produced	$/lb	28.04	28.04	28.04	39.19

Produced conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.59	0.59	0.53
Cash cost	$/lb	18.60	18.60	18.60	28.47
Non-cash cost	$/lb	8.85	8.85	8.85	10.19
	$/lb	28.04	28.04	28.04	39.19

Wellfield production at Lost Creek resumed in 2023 Q2 and 4,392 pounds were captured during the quarter.  Pounds captured increased to 30,491 pounds in 2023 Q3 and increased again to 68,448 pounds in 2023 Q4 as mining activities accelerated. Pounds captured in 2024 Q1 decreased to 38,221 pounds. The decrease was due to the dryer issues discussed below. Because of the dryer issues, in process inventory reached capacity in 2023 Q4 and we were only able to capture as many pounds as were drummed in 2024 Q1. Pounds captured will increase in line with pounds drummed.

Plant production at Lost Creek resumed in 2023 Q3 with 15,759 pounds drummed during the quarter.  Drying operations encountered equipment issues that reduced plant throughput in 2023 Q4. The equipment issues were addressed, and 39,229 pounds were drummed in 2024 Q1. Subsequent to 2024 Q1, approximately 29,497 pounds were drummed through May 2, 2024.

There were no shipments in 2023. The first shipment of U3O8 to the conversion facility since the return to commercial operations was completed on February 27, 2024, when 35,445 pounds were delivered to the conversion facility. Subsequent to 2024 Q1, 35,398 pounds were shipped to the conversion facility in April 2024.

We ended the quarter with 80,465 pounds in process, 26,062 drummed pounds, and 79,265 pounds at the conversion facility.

Because production rates were low during the initial ramp up period, the cost per pound to produce inventory exceeded its NRV. The ending plant inventory value was therefore written down to its NRV, which was approximately $61.12 per pound at quarter end. We expect in-process and plant inventory NRV adjustments to decrease and ultimately stop as plant production increases and the related production costs per pound decrease.  The cost per produced pound at the conversion facility increased during the quarter reflecting the higher cost per pound of the drummed inventory shipped to the conversion facility in 2024 Q1.

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

The following table summarizes the results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change

Sales	-	6,447	(6,447)
Cost of sales	(1,139)	(6,504)	5,365
Gross loss	(1,139)	(57)	(1,082)

Operating costs	(15,145)	(3,065)	(12,080)
Operating loss	(16,284)	(3,122)	(13,162)

Net interest income expense	488	213	275
Warrant mark to market gain (loss)	(2,756)	1,867	(4,623)
Foreign exchange gain	12	336	(324)
Other loss	(1)	(7)	6
Net loss	(18,541)	(713)	(17,828)

Foreign currency translation	283	(317)	600
Comprehensive loss	(18,258)	(1,030)	(17,228)

Loss per common share:
Basic	(0.07)	-	(0.07)
Diluted	(0.07)	-	(0.07)

U3O8 pounds sold	-	100,000	(100,000)

U3O8 price per pound sold	-	64.47	(64.47)

U3O8 cost per pound sold	-	36.29	(36.29)

U3O8 gross profit per pound sold	-	28.18	(28.18)

Sales

Sales per the financial statements includes the U3O8 sales and disposal fees.

There were no sales in the three months ended March 31, 2024. In the first three months of 2023, we sold 100,000 pounds to the U.S. DOE uranium reserve program at an average price of $64.47.

Cost of Sales

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments.

Cost of sales consists of the following:

	Three Months Ended March 31,
	2024	2023	Change

Cost of product sales	-	3,629	(3,629)
Lower of cost or NRV adjustments	1,139	2,875	(1,736)
	1,139	6,504	(5,365)

There were no product sales in the three months ended March 31, 2024.  Costs of sales in 2024 Q1 consisted of lower of cost or NRV adjustments only.

Lower of cost or NRV adjustments for the three months ended March 31, 2024 decreased from the comparable 2023 periods. As shown above in the U3O8 Cost per Pound Sold Reconciliation, quarterly NRV adjustments have trended down as production increased, going from $3.0 million in 2023 Q2 to $1.1 million in 2024 Q1.

Excluding the NRV adjustments, the U3O8 cost of sales in the three months ended March 31, 2023, was $3.6 million, or approximately $36.29 per pound on average. The 100,000-pound sale included 43,259 produced pounds at an average cost of $28.06 per pound and 56,741 purchased pounds at an average cost of $42.56 per pound.

Gross Profit (Loss)

There were no sales in the three months ended March 31, 2024. Gross losses in 2024 Q1 consisted of lower of cost or NRV adjustments only. NRV adjustments are included in the gross profit and losses as discussed above.

Excluding the NRV adjustments, the U3O8 gross profit in the three months ended March 31, 2023, was $2.8 million, or approximately $28.18 per pound on average. The gross profit was $36.41 per produced pound sold and $21.91 per purchased pound sold.

Operating Costs

The following table summarizes the operating costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change

Exploration and evaluation	903	371	532
Development	11,552	1,149	10,403
General and administration	2,569	1,422	1,147
Accretion	121	123	(2)
	15,145	3,065	12,080

Total operating costs increased $12.1 million in 2024 Q1. The increases were mainly due to development costs at Lost Creek, including disposal well completion costs, and annual, company-wide, bonuses paid in 2024 Q1.  No bonuses were paid in 2023 Q1; they were paid in 2023 Q2.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Exploration and evaluation expenses increased approximately $0.5 million in the three months ended March 31, 2024. Higher labor related to additional staffing costs and the annual bonus payments accounted for most of the difference.

Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs associated with the Shirley Basin Project, which is in a more advanced stage and is considered a development project. Development expenses increased approximately $10.4 million in the three months ended March 31, 2024. The increases were driven by drilling activities and the related construction costs of materials that relate to the MU2 development program, and labor, which included the annual bonus payments. In addition to the MU2 program, drilling activities also included costs of $3.5 million related to drilling a new disposal well, which was completed during the quarter.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three months ended March 31, 2024, the expenses increased $1.1 million due primarily to the payment of the annual, company-wide, bonuses during the quarter.

Other Income and Expenses

Higher interest rates and cash balances have generated significant interest income in 2024. At the same time, interest expense decreased as the Company continued to pay down the Wyoming bond loan principal balance, ultimately paying off the loan in March 2024.

For the three months ended March 31, 2024, the warrant liability mark to market revaluation resulted in a $2.8 million loss, compared to $1.9 million gain in 2023. As a part of the February 2021 and February 2023 underwritten public offerings, we issued warrants that were priced in U.S. dollars. The warrant positions combined with volatility in the Company’s stock price led to a significant increase in the warrant liability and a corresponding mark to market loss.

Changes in foreign exchange rates on higher U.S. dollar account balances in the Company’s Canadian entity resulted in a $0.3 million foreign exchange gain for the three months ended March 31, 2023. The higher U.S. dollar balances resulted from the February 2023 underwritten public offering. There was no comparable increase in the U.S. dollar balances in 2024.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three months ended March 31, 2024, was $0.07. For the three months ended March 31, 2023, the losses per share were nil. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flow, our cash, cash equivalents, and restricted cash decreased from the December 31, 2023 balance of $68.2 million to $62.5 million as of March 31, 2024. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury fund investments. During the three months ended March 31, 2024, we spent $14.4 million on operating activities, used $0.8 million for investing activities, and generated $9.6 million from financing activities.

Operating activities used $14.4 million in the three months ended March 31, 2024. We had no sales during the quarter but generated $0.5 million from interest income, net of loan interest expense of $0.1 million. We spent $2.6 million on production-related cash costs, $14.7 million on operating costs, and had a $2.4 million favorable working capital movement primarily related to an increase in accounts payable and accrued liabilities.

Investing activities used $0.8 million during the three months ended March 31, 2024. We spent $0.5 million on a second drill rig, which will be leased to a drilling operator in the second quarter, and $0.3 million for vehicles and equipment. The drill rig, vehicles, and equipment will be used at Lost Creek.

Financing activities provided $9.6 million in the three months ended March 31, 2024. We received net proceeds of $4.1 million from the sale of common shares through our At Market Facility, and $11.1 million from the exercise of warrant and stock options. We spent $5.7 million on the Wyoming bond loan, ultimately paying off the loan in March 2024.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan called for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. The principal was to be payable in 28 quarterly installments, which commenced January 1, 2015.

On October 1, 2019, the Sweetwater County Commissioners and the State of Wyoming approved an eighteen-month deferral of principal payments beginning October 1, 2019. On October 6, 2020, the State Bond Loan was again modified to defer principal payments for an additional eighteen months. Quarterly principal payments resumed on October 1, 2022, and were to continue until October 1, 2024.

On March 27, 2024, we pre-paid the remaining $4.4 million due on the bond loan. The State Bond Loan was secured by all the assets of the Lost Creek Project. All releases of collateral have been obtained following the final repayment of the facility.

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

For the three months ended March 31, 2024, we utilized the Amended Sales Agreement for gross proceeds of $4.2 million from sales of 2,464,500 common shares.

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

Liquidity Outlook

As of May 2, 2024, our unrestricted cash position was $52.9 million.

We expect to realize revenues of $33.1 million from the sale of 570,000 pounds of uranium to be delivered in 2024. We had 79,235 pounds of conversion facility inventory on March 31, 2024. We delivered 75,000 pounds into sales contracts in April 2024. As of May 2, 2024, we had 39,633 pounds U3O8 in our conversion facility inventory.

Our unrestricted cash position and expected proceeds from uranium sales are anticipated to cover production and development costs as we ramp up production at Lost Creek, ongoing corporate overhead, and initial development and construction expenditures at Shirley Basin.

We expect the planned development and construction of the Shirley Basin Project in 2025 and 2026 will be funded by operating cash flow, cash on hand, or additional financing as required. We have no immediate plans to issue additional securities or obtain funding, however, we may issue additional debt or equity securities at any time.

Looking Ahead

We have 12 drill rigs onsite, with an additional rig scheduled to commence work in early May. Drilling has advanced into HH 2-11 with completion work nearly finished in HH 2-8. Fabrication of HHs 2-8 and 2-9 is complete, and work on HHs 2-10 and 2-11 is advancing in our Casper construction shop. HH 2-8 is expected to come online in May.

While we have experienced some additional equipment and operational challenges, we are seeing more consistent drying and packaging, with 29,497 pounds U3O8 drummed since quarter end and dryer operations keeping pace with wellfield production.

We expect 2024 production from MU2 to be between 550,000 and 650,000 pounds. We have made two shipments of U3O8 to the converter in 2024 and anticipate routine shipments throughout the year.

We have commitments under contracts negotiated in 2022, when the long-term price was between $43 and $52 per pound, for deliveries of 570,000 pounds U3O8 in 2024 and expect to realize revenues of $33.1 million. The contracts secured in 2022 enabled the Company to make the decision to ramp up operations at Lost Creek.

Uranium spot prices remained strong in 2024 Q1, with pricing averaging approximately $94 per pound U3O8 during the quarter and reaching highs above $106 per pound U3O8 in January. Nuclear utilities and other purchasers are back in the market, moving not only spot pricing, but term pricing as well, which increased from $68 per pound in December 2023 to $78 per pound U3O8 at the end of March 2024.

As uranium prices strengthened, we have received increasing requests for proposals (“RFPs”) from utilities and other global fuel buyers. We have responded to the RFPs with prices commensurate with rising market conditions including increased demand for domestically produced uranium. As discussed above, we completed two additional uranium sales agreements during 2024 Q1 and a third agreement subsequent to quarter end.  Including the three additional agreements, our contract book now stands at a total of 5.7 million pounds U3O8 with deliveries occurring in 2024 through 2030. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing, including some market-based pricing features.

With our expanded sales contract book, and encouraging market conditions, we were pleased to announce our decision in 2024 Q1 to proceed with the buildout of a satellite facility at our wholly owned, fully permitted and licensed Shirley Basin Project in Carbon County, Wyoming. The decision will nearly double our annual permitted mine production to 2.2 million pounds U3O8. Work has already been initiated on the project. We have already completed the bid and award process for the fabrication of IX columns, one of the longest lead items of the project, and plan to install approximately 120 monitor wells for the first mine unit in 2024 Q2 and Q3.  Major construction activities are expected to begin in 2025 and initial production is expected to commence in 2026.

We are pleased to be one of the few publicly traded companies that is commercially recovering uranium and expanding our production capacity to sell into a strengthening uranium market. As discussed, stronger prices have already enabled us to secure multi-year sales agreements with leading nuclear companies, which in turn allowed us to resume commercial production at Lost Creek and initiate construction and development activities at Shirley Basin.

We will continue to closely monitor the uranium markets, and other developments, which may affect the uranium production industry and provide the opportunity to put in place additional off-take sales contracts at pricing sufficient to justify further expansion through organic and inorganic growth.

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

Mineral Properties

Acquisition costs of mineral properties are capitalized. When production is attained at a property, these costs will be amortized over an estimated benefit period.

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

Outstanding Share Data

As of May 2, 2024, we had outstanding 281,626,324 common shares and 8,806,836 options to acquire common shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $62.3 million at risk on March 31, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2024.

Currency risk

As of March 31, 2024, we maintained a balance of approximately $2.6 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of March 31, 2024 would not have a material effect on our results of operations, financial position, or cash flows.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of March 31, 2024, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $4.8 million, and the current portion of lease liability of $0.2 million. As of March 31, 2024, the Company had $53.9 million of cash and cash equivalents.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $92.25 per pound U3O8 as of May 2, 2024.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

As of March 31, 2024, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K.

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

UR-ENERGY INC.

Date: May 6, 2024	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

