Form 10-Q
period 2024-06-30
UR-ENERGY INC
filed 2024-08-09
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2024, there were 362,274,028 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek; (ii) the continued schedule for ramp-up at Lost Creek, including the schedule for bringing additional header houses online; (iii) our ability to reach steady state higher production levels at Lost Creek in a timely and cost-effective manner including timely delivery into our contracts; (iv) development and construction priorities and timelines for Shirley Basin, and whether our current projections for buildout can to be achieved with respect to budget and timelines; (v) the ability to complete additional favorable uranium sales agreements; (vi) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (vii) continuing effects of supply-chain disruption, and challenges in the labor market, and whether the Company will continue to anticipate and overcome such challenges; (viii) the effects of the current evolving uranium market, including supply and demand, and whether higher spot and term pricing will be sustained; (ix) the impacts of global geopolitical events on the nuclear fuel industry and specifically U.S. uranium producers; (x) what impacts the ban on Russian uranium will have on the uranium market and on what timeline; and (xi) whether we will be able to expand our production portfolio business with organic or inorganic growth. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 6, 2024.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates included in this report on Form 10-Q have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”). Prior to these estimates, we prepared our estimates of mineral resources in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. We are required by applicable Canadian Securities Administrators to file in Canada an NI 43-101 compliant report at the same time we file an S-K 1300 technical report summary. The NI 43-101 and S-K 1300 reports (for each of the Lost Creek Property (March 4, 2024) and Shirley Basin Project, as amended (March 11, 2024)), are substantively identical to one another except for internal references to the regulations under which the report is made, and certain organizational differences.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	3	61,314	59,700
Trade receivables		29	-
Current portion of lease receivable (net)		204	77
Inventory	4	5,074	2,571
Prepaid expenses		1,342	1,321
Total current assets		67,963	63,669

Non-current assets
Lease receivable (net)		651	208
Restricted cash	5	10,757	8,549
Mineral properties	6	39,443	34,906
Capital assets	7	21,764	21,044
Total non-current assets		72,615	64,707
Total assets		140,578	128,376

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	8	4,051	2,366
Current portion of notes payable	9	-	5,694
Current portion of warrant liability	10	-	1,743
Current portion of lease liability		222	162
Environmental remediation accrual		63	69
Total current liabilities		4,336	10,034

Non-current liabilities
Warrant liability	10	6,564	11,549
Asset retirement obligations	11	36,098	31,236
Lease liability		822	687
Total non-current liabilities		43,484	43,472

Shareholders' equity
Share capital	12	344,298	302,182
Contributed surplus		20,397	19,881
Accumulated other comprehensive income		4,099	3,718
Accumulated deficit		(276,036)	(250,911)
Total shareholders' equity		92,758	74,870
Total liabilities and shareholders' equity		140,578	128,376

Ur-Energy Inc.
Interim Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2024	2023	2024	2023

Sales	13	4,653	39	4,653	6,486
Cost of sales	14	(3,327)	(2,951)	(4,466)	(9,455)
Gross profit (loss)		1,326	(2,912)	187	(2,969)

Operating costs	15	(12,733)	(6,019)	(27,878)	(9,084)
Operating loss		(11,407)	(8,931)	(27,691)	(12,053)

Net interest income		580	460	1,068	673
Warrant liability revaluation gain	10	4,230	1,194	1,474	3,061
Foreign exchange gain		4	(14)	16	322
Other income		9	7	8	-
Net loss		(6,584)	(7,284)	(25,125)	(7,997)

Foreign currency translation adjustment		98	(117)	381	(434)
Comprehensive loss		(6,486)	(7,401)	(24,744)	(8,431)

Loss per common share:
Basic		(0.02)	(0.03)	(0.09)	(0.03)
Diluted		(0.02)	(0.03)	(0.09)	(0.03)

Weighted average common shares:
Basic		286,352,188	264,826,804	282,191,175	253,373,385
Diluted		286,352,188	264,826,804	282,191,175	253,373,385

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity (continued)
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Six Months Ended June 30, 2024	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Exercise of stock options	12	74,674	61	(21)	-	-	40
Exercise of warrants	12	8,188,250	15,849	-	-	-	15,849
Shares issued for cash	12	2,464,500	4,227	-	-	-	4,227
Share issue costs	12	-	(106)	-	-	-	(106)
Stock compensation		-	-	324	-	-	324
Comprehensive loss		-	-	-	283	(18,541)	(18,258)

March 31, 2024		281,626,324	322,213	20,184	4,001	(269,452)	76,946

Exercise of stock options	12	449,879	366	(112)	-	-	254
Shares issued for cash	12	13,108,525	22,419	-	-	-	22,419
Share issue costs	12	-	(700)	-	-	-	(700)
Stock compensation		-	-	325	-	-	325
Comprehensive loss		-	-	-	98	(6,584)	(6,486)

June 30, 2024		295,184,728	344,298	20,397	4,099	(276,036)	92,758

Ur-Energy Inc.
Interim Consolidated Statements of Changes in Shareholders' Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

Six Months Ended June 30, 2023	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Exercise of stock options	12	536,183	429	(131)	-	-	298
Shares issued for cash	12	39,491,000	37,528	-	-	-	37,528
Share issue costs	12	-	(2,992)	-	-	-	(2,992)
Stock compensation		-	-	253	-	-	253
Comprehensive loss		-	-	-	(317)	(713)	(1,030)

March 31, 2023		264,726,804	293,611	19,965	3,948	(220,968)	96,556

Share issue costs	12	-	(10)	-	-	-	(10)
Stock compensation		-	-	266	-	-	266
Comprehensive loss		-	-	-	(117)	(7,284)	(7,401)

June 30, 2023		264,726,804	293,601	20,231	3,831	(228,252)	89,411

Ur-Energy Inc.
Interim Consolidated Statements of Cash Flow
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Six Months Ended June 30,
	Note	2024	2023

Cash provided by (used for):

Operating activities
Net loss for the period		(25,125)	(7,997)

Items not affecting cash:
Stock based compensation		649	519
Net realizable value adjustments		1,339	5,826
Amortization of mineral properties		38	624
Depreciation of capital assets		1,255	973
Accretion expense		287	247
Amortization of deferred loan costs		33	22
Provision for reclamation		(6)	-
Mark to market gain		(1,474)	(3,061)
Gain on sale of assets		(2)	-
Unrealized foreign exchange gain		(16)	(316)
Changes in non-cash working capital:
Trade receivables		(29)	-
Lease receivable		(570)	-
Inventory		(3,842)	(2,198)
Prepaid expenses		(21)	(183)
Accounts payable and accrued liabilities		1,846	582
		(25,638)	(4,962)

Investing activities
Purchase of capital assets		(1,853)	(1,186)
		(1,853)	(1,186)

Financing activities
Issuance of common shares for cash	12	26,646	46,637
Share issue costs	12	(806)	(3,002)
Proceeds from exercise of warrants and stock options	12	11,351	297
Repayment of debt		(5,813)	(2,666)
		31,378	41,266

Effects of foreign exchange rate changes on cash		(65)	23

Increase in cash, cash equivalents, and restricted cash		3,822	35,141
Beginning cash, cash equivalents, and restricted cash		68,249	41,140
Ending cash, cash equivalents, and restricted cash	16	72,071	76,281

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
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

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	June 30, 2024	December 31, 2023

Cash on deposit	13,240	11,515
Money market accounts	48,074	48,185
	61,314	59,700

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	June 30, 2024	December 31, 2023

In-process inventory	447	-
Plant inventory	1,072	1,343
Conversion facility inventory	3,555	1,228
	5,074	2,571

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $1,339 and $5,826 for the six months ended June 30, 2024 and 2023, respectively.

5. Restricted Cash

The Company’s restricted cash consists of the following:

Restricted Cash	June 30, 2024	December 31, 2023

Cash pledged for reclamation	10,745	8,518
Other restricted cash	12	31
	10,757	8,549

The Company’s restricted cash consists of money market and short-term government bond investment accounts.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds totaled $41.3 million and $28.4 million as of June 30, 2024, and December 31, 2023, respectively.

6. Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Property	Other U.S. Properties	Total

December 31, 2023	2,466	17,726	14,714	34,906

Change in estimated reclamation costs	4,565	10	-	4,575
Depletion and amortization	(38)	-	-	(38)

June 30, 2024	6,993	17,736	14,714	39,443

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
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

7. Capital Assets

The Company’s capital assets consist of the following:

	June 30, 2024			December 31, 2023
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	6,222	(3,984)	2,238	5,226	(3,701)	1,525
Enclosures	35,270	(17,706)	17,564	35,190	(16,850)	18,340
Machinery and equipment	2,849	(1,144)	1,705	2,016	(1,081)	935
Furniture and fixtures	285	(172)	113	265	(163)	102
Information technology	1,227	(1,092)	135	1,198	(1,067)	131
Right of use assets	14	(5)	9	14	(3)	11
	45,867	(24,103)	21,764	43,909	(22,865)	21,044

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	June 30, 2024	December 31, 2023

Accounts payable	3,027	1,680
Accrued payroll liabilities	701	578
Accrued severance, ad valorem, and other taxes payable	323	108
	4,051	2,366

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
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

During the term of the State Bond Loan, the Sweetwater County Commissioners and the State of Wyoming approved two separate deferrals of principal payments during the downturn in the uranium market and our period of reduced production operations. Following those deferrals, quarterly principal payments resumed on October 1, 2022, and were scheduled to continue until October 1, 2024.

On March 27, 2024, we pre-paid the remaining $4.4 million due on the bond loan. The State Bond Loan was secured by all the assets of the Lost Creek Project. All releases of collateral have been obtained following the final repayment of the facility.

The following table summarizes the Company’s current debt. The Company has no long-term debt.

Current Debt	June 30, 2024	December 31, 2023

State Bond Loan	-	5,727
Deferred financing costs	-	(33)
	-	5,694

10. Warrant Liability

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per whole common share for a term of three years.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent entity, is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-Scholes model described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income for the period.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

The Company’s warrant liabilities consist of the following. The Company has no current warrant liability.

Warrant Liability Activity	Feb-2021 Warrants	Feb-2023 Warrants	Total

December 31, 2023	1,743	11,549	13,292

Warrants exercised	(4,770)	(21)	(4,791)
Mark to market revaluation loss (gain)	3,072	(4,546)	(1,474)
Effects for foreign exchange rate changes	(45)	(418)	(463)

June 30, 2024	-	6,564	6,564

The fair value of the warrant liabilities on June 30, 2024, was determined using the Black-Scholes model with the following assumptions:

Feb-2023
Black-Scholes Assumptions as of June 30, 2024	Warrants

Expected forfeiture rate	0.0%
Expected life (years)	1.6
Expected volatility rate	48.0%
Risk free rate	4.0%
Expected dividend rate	0.0%
Exercise price	$1.50
Market price	$1.40

11. Asset Retirement Obligations

Asset retirement obligations relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 5.20% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.61%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the wellfields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2023	31,236

Change in estimated reclamation costs	4,575
Accretion expense	287

June 30, 2024	36,098

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

The restricted cash discussed in note 5 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

12. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 295,184,728 shares and 270,898,900 shares were issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.

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

During the six months ended June 30, 2024, the Company sold 15,573,025 common shares through its At Market facility for $26.6 million. After issue costs of $0.8 million, net proceeds to the Company were $25.8 million.

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

Activity with respect to stock options is summarized as follows:

Stock Option Activity	Outstanding Options	Weighted-average Exercise Price
	#	$
December 31, 2023	8,900,335	0.87

Granted	500,000	1.79
Exercised	(524,553)	0.56
Forfeited	(339,174)	1.29

June 30, 2024	8,536,608	0.90

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $0.3 million from options exercised in the six months ended June 30, 2024.

Stock-based compensation expense from stock options was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively and $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there was approximately $1.5 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.3 years under the Option Plan.

As of June 30, 2024, outstanding stock options are as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$	#	years	$
0.58	1,827,010	0.4	1,502,590	1,827,010	0.4	1,502,590	2024-11-05
0.46	2,512,347	1.4	2,360,116	2,512,347	1.4	2,360,116	2025-11-13
1.05	1,244,100	2.2	431,971	925,045	2.2	321,190	2026-08-27
1.63	175,000	2.7	-	116,666	2.7	-	2027-03-14
1.13	1,200,788	3.5	320,364	434,906	3.5	116,031	2028-01-04
1.51	1,077,363	4.4	-	-	-	-	2028-12-07
1.80	500,000	4.9	-	-	-	-	2029-05-08

0.90	8,536,608	2.2	4,615,041	5,815,974	1.4	4,299,927

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the six months ended June 30, 2024 (approximately US$1.40), that would have been received by the option holders had they exercised their options on that date. There were 6,784,245 in-the-money stock options outstanding and 5,699,308 in-the-money stock options exercisable as of June 30, 2024.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

The fair value of the options granted in the six months ended June 30, 2024 was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2024

Expected forfeiture rate	5.0%
Expected life (years)	4.0
Expected volatility	67.1%
Risk free rate	3.8%
Expected dividend rate	0.0%
Weighted average exercise price (CAD$)	$2.46
Black-Scholes value (CAD$)	$1.33

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

Activity with respect to RSUs is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted-average Grant Date Fair Value
	#	$
December 31, 2023	641,910	1.33

Forfeited	(6,905)	1.51

June 30, 2024	635,005	1.32

Stock-based compensation expense from RSUs was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there was approximately $0.4 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.2 years under the RSU&EI Plan.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

As of June 30, 2024, outstanding RSUs were as follows:

Number of RSUs	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Redemption Date
#	years	$
332,850	0.5	465,990	2025-01-04
302,155	1.4	423,017	2025-12-07
635,005	1.0	889,007

No restricted share units were granted in the six months ended June 30, 2024.

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per full share.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

Warrant Activity	Outstanding Warrants	Number of Shares to be Issued Upon Exercise	Per Share Exercise Price
	#	#	$
December 31, 2023	55,417,500	27,708,750	1.46

Exercised	(16,376,500)	(8,188,250)	1.35

June 30, 2024	39,041,000	19,520,500	1.50

We received $11.1 million from warrants exercised in the six months ended June 30, 2024.

As of June 30, 2024, outstanding warrants were as follows:

Exercise Price	Number of Warrants	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$
1.50	39,041,000	1.6	-	2026-02-21
1.50	39,041,000	1.6	-

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
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

Revenues for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Sales	$	%	$	%	$	%	$	%

Customer A	4,624	99.4%	-	0.0%	4,624	99.4%	-	0.0%
Customer B	-	0.0%	-	0.0%	-	0.0%	6,447	99.4%
U3O8 sales	4,624	99.4%	-	0.0%	4,624	99.4%	6,447	99.4%

Disposal fees	29	0.6%	39	100.0%	29	0.6%	39	0.6%

	4,653	100.0%	39	100.0%	4,653	100.0%	6,486	100.0%

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

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

Cost of sales consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Cost of Sales	2024	2023	2024	2023

Cost of U3O8 sales	3,127	-	3,127	3,629
Lower of cost or NRV adjustments	200	2,951	1,339	5,826
	3,327	2,951	4,466	9,455

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

Operating costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Costs	2024	2023	2024	2023

Exploration and evaluation	1,025	804	1,928	1,175
Development	10,090	3,089	21,642	4,238
General and administration	1,452	2,002	4,021	3,424
Accretion	166	124	287	247
	12,733	6,019	27,878	9,084

16. Supplemental Information for Statement of Cash Flows

Cash, cash equivalents, and restricted cash per the Statement of Cash Flows consists of the following:

	Six Months Ended June 30,
Cash and Cash Equivalents, and Restricted Cash	2024	2023

Cash and cash equivalents	61,314	67,958
Restricted cash	10,757	8,323
	72,071	76,281

Interest expense paid was nil and $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

Ur-Energy Inc. Condensed Notes to Consolidated Financial Statements June 30, 2024
(expressed in thousands of U.S. dollars unless otherwise indicated)

17. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivable, restricted cash, accounts payable and accrued liabilities, notes payable, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents and short-term investments.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $72.4 million at risk on June 30, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company considers any expected credit losses on its financial instruments to be nominal as of June 30, 2024.

Currency risk

As of June 30, 2024, we maintained a balance of approximately $2.8 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of June 30, 2024 would not have a material effect on our results of operations, financial position, or cash flows.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of June 30, 2024, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $4.1 million, and the current portion of lease liability of $0.2 million. As of June 30, 2024, the Company had $61.3 million of cash and cash equivalents.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss of the Company. This sensitivity analysis shows that a change of +/- 100 basis points in interest rate would have a negligible effect on the six months ended June 30, 2024. The financial position of the Company may vary at the time that a change in interest rates occurs, causing the impact on the Company’s results to vary.

18. Subsequent Event

On July 29, 2024, the Company closed an underwritten public offering of 57,150,000 common shares at a price of $1.05 per common share. The gross proceeds to the Company from the offering were approximately $60.0 million, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

The Company also granted the underwriters a 30-day option to purchase up to 8,572,500 additional common shares on the same terms. On July 30, 2024, the underwriters exercised in full their option to purchase the option shares. The exercise closed on July 31, 2024. The gross proceeds to the Company from the exercise of the underwriters’ option were approximately $9.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, or approximately $69.0 million in aggregate for the offering.

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

Our Lost Creek wellfield is permitted and licensed for annual recovery of up to 1.2 million pounds U3O8. The processing facility at Lost Creek, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8 to process material from other sources. The Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which a satellite plant will be built in 2025. However, the Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by market conditions.

Currently, our sales deliveries in 2024 are projected to be 570,000 pounds U3O8 into two of our sales agreements secured in 2022. We now have six multi-year sales agreements which together anticipate sales of approximately 5.7 million pounds U3O8 between 2024 and 2030.

Industry and Market Update

In May 2024, a ban on Russian imports of nuclear fuels to the U.S. was signed into law. The law is due to become effective in August 2024. While the legislation has certain waivers available until January 1, 2028, the prohibitions on imports continue through 2040. The ban will help to secure the U.S. nuclear fuel supply chain and advance domestic uranium recovery operations.

Utilities and other buyers continue to identify energy security as a nearly universal priority. Beyond the war in Ukraine, continuing Russian misconduct has only strengthened the resolve of fuel purchasers to reduce dependence on Russian nuclear products. U.S. and global utilities have increasingly been seeking non-Russian supplies when negotiating uranium term sales agreements.

In April, members of the G7 committed to reducing dependency on Russian nuclear fuel supplies to create a diversified fuel supply chain free from Russian influence, and to offer support to countries which are working to diversify their nuclear fuel sources.

During the quarter, Kazatomprom announced the Government of Kazakhstan adopted amendments to the Kazakh tax code increasing the mineral extraction tax by approximately fifty percent effective in 2025. Additionally, there are differentiated rates which will be applied based upon annual production volume under each subsoil use agreement held by a producer. These taxes are anticipated to bring costs of production for much of Kazakh uranium production in line with other global lower cost operations.

Additionally, Kazakh production continues to be hindered by significant supply chain disruptions related to sufficient supply of sulfuric acid for its recovery processes and other materials shortages. Kazatomprom has announced substantially reduced production targets (~20% below state-concession required levels) due to this supply shortage as well as continuing construction delays.

Nearly all uranium producers have faced challenges as they return to production operations. Even for experienced and well financed operators, ramp-up and return to commercial level operations has been impeded by labor, equipment, technical, supply chain and other challenges and delays. This slowed return to full production levels may continue to affect market pricing.

Global factors continue to positively influence the uranium recovery market and the nuclear energy industries. Continued growth in the acceptance of nuclear energy, and geopolitics have also contributed to a stronger uranium market with a more optimistic future.

Numerous nuclear power plants in the U.S. are planning extension of licensed lifespan while several others are considering returning to operations. The U.S. Department of Energy is proceeding with requests for proposals under both its HALEU and LEU programs for which domestic uranium supply is preferred.

These developments have supported both spot and term pricing for uranium. Spot prices averaged $88 per pound U3O8 through the quarter; term pricing remained at approximately $79 per pound U3O8 through the quarter.

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

Lost Creek Property

Lost Creek production is advancing with three header houses having come online in 2024 H1. During Q2 we captured approximately 70,679 pounds, dried and packaged 64,170 pounds and shipped 70,390 pounds U3O8. These figures represent an increase in each of these production numbers compared with Q1 production. Notwithstanding these improvements, we are guiding to the lower side of our earlier 2024 production guidance of 550,000 to 650,000 pounds captured on IX resin.

At quarter end, our in-process inventory was approximately 86,204 pounds, our drummed inventory at Lost Creek was 21,570 pounds, and our finished inventory at the conversion facility was 74,625 pounds U3O8. We shipped 35,199 pounds U3O8 to the conversion facility on July 25, 2024.

Header House (HH) 2-9 came online mid-July and HH 2-10 is scheduled to come online mid-August. Our construction crew is now on track to meet its goal of routinely completing a new header house approximately every thirty days. Throughout Q2 we had 12 drill rigs working at Lost Creek; we anticipate additional drill rigs will mobilize to Lost Creek over the next two months.

Fabrication of HHs 2‑11 through 2-14 is in progress in our Casper construction shop and onsite construction related to these next header houses is well advanced. We recently took delivery of and deployed two downhole geophysical logging trucks that were ordered in early 2023.

Our site workforce is stabilizing, with safety and task training advancing. We continue to effectively navigate ongoing supply chain issues through the implementation of our long lead-time purchasing program. The lead time for electrical transformers remains challenging but we have a sufficient number of header house transformers on the ground for at least the next year.

Shirley Basin

In Q1 we were pleased to announce plans to begin the buildout of our Shirley Basin in situ recovery facility in Carbon County, Wyoming. Installation of the monitor wells for the first mine unit is on schedule with all of the planned wells piloted and approximately 95% of the wells cased. Well completion is ongoing. After all monitor wells are installed, we will collect baseline water quality and perform hydrologic aquifer tests. The hydrologic confinement at Shirley Basin is well established. We currently have two drill rigs working at Shirley Basin and expect to add a third rig in coming weeks. When the monitor well program is complete, the three rigs will redeploy to Lost Creek until construction and development drilling begins at Shirley Basin in 2025 H1.

The existing south access road to the site has been upgraded to an all-season road. Materials are on-hand and construction will soon commence for the secondary 15kV electrical power line distribution to the mine site. Engineering design is underway for the refurbishment of the pre-existing substation that serviced historic Shirley Basin operations. The office building layout has been approved and bids are under review for the refurbishment of existing site buildings for use as construction, maintenance and casing facilities. Engineering related to the satellite plant, including the wastewater treatment system, is at various stages of design and layout. Steel has been rolled and welded for the 15 IX columns under construction at a fabrication facility in Casper. Long-lead items are advancing on schedule.

Sales of U3O8 and Sales Agreements

We sold 75,000 pounds U3O8 in Q2 at an average price of $61.65 per pound for proceeds of $4.6 million. In addition to the 75,000 pounds sold in Q2, we have received binding notices from our customers for the delivery of 495,000 pounds in the second half of this year for total sales of 570,000 pounds U3O8 in 2024. Including the revenue received during the quarter, we expect to realize revenues of $33.1 million from our 2024 U3O8 sales.

Subsequent to quarter-end we provided notice to one of our purchasers of a delivery of 100,000 pounds U3O8 which was transferred and sold on August 8, 2024.

Deliveries for 2025 are committed to three of our customers for a base amount of 700,000 pounds U3O8. Under these agreements, two of the three buyers may elect to flex up or down by as much as 10% of the annual base delivery quantity. We have received notice from one of our purchasers of its election to flex up its 2025 purchases by 10%, such that we now anticipate we may deliver 730,000 pounds U3O8 into our term sales agreements in 2025. We have not received all the 2025 delivery notices from our purchasers.

As previously disclosed, in April we signed the third of three new offtake agreements completed in 2024. The newest agreement calls for annual delivery commitments of up to 100,000 pounds U3O8 in 2026 through 2029, a portion of which is based upon production milestones. Pricing is a combination of escalated fixed price, well above anticipated all-in costs of production, and a market-related pricing component that is subject to an escalated floor and ceiling. We have provided notice to the buyer of satisfaction of the milestones related to the 2026 and 2027 deliveries.

Corporate Developments

In April, we announced the appointment of John Paul Pressey and Elmer W. Dyke as new members of the Ur‑Energy Board of Directors. Following the Company’s Annual Meeting of Shareholders, June 6, 2024, founding Director James M. Franklin and Director, and former President and CEO, W. William Boberg both retired.

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

Equity Financing

On July 29, 2024, we closed an underwritten public offering of 57,150,000 common shares at a price of $1.05 per common share. The gross proceeds to the Company from the offering were approximately $60.0 million, before deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

The Company also granted the underwriters a 30-day option to purchase up to 8,572,500 additional common shares on the same terms. On July 30, 2024, the underwriters exercised in full their option to purchase the option shares. The exercise closed on July 31, 2024. The gross proceeds to the Company from the exercise of the underwriters’ option were approximately $9.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. In the aggregate, we issued a total of 65,722,500 common shares. The gross proceeds to Ur-Energy from this offering and the option were approximately $69.0 million.

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

U3O8 Price per Pound Sold Reconciliation

	Unit	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 YTD

Sales per financial statements	$000	5,752	5,441	-	4,653	4,653
Disposal fees	$000	(312)	-	-	(29)	(29)
U3O8 sales	$000	5,440	5,441	-	4,624	4,624
U3O8 pounds sold	lb	90,000	90,000	-	75,000	75,000
U3O8 price per pound sold	$/lb	60.44	60.46	-	61.65	61.65

Sales per the financial statements includes U3O8 sales and disposal fees.  Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Reconciliation

	Unit	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 YTD

Cost of sales per financial statements	$000	4,855	5,055	1,139	3,327	4,466
Lower of cost or NRV adjustment	$000	(2,332)	(2,531)	(1,139)	(200)	(1,339)
U3O8 cost of sales	$000	2,523	2,524	-	3,127	3,127
U3O8 pounds sold	lb	90,000	90,000	-	75,000	75,000
U3O8 cost per pound sold	$/lb	28.03	28.04	-	41.69	41.69

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

U3O8 Sales

The following table provides information on our U3O8 sales.

	Unit	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 YTD

U3O8 Sales by Product

U3O8 Sales
Produced	$000	5,440	5,441	-	4,624	4,624
Purchased	$000	-	-	-	-	-
	$000	5,440	5,441	-	4,624	4,624

U3O8 Pounds Sold
Produced	lb	90,000	90,000	-	75,000	75,000
Purchased	lb	-	-	-	-	-
	lb	90,000	90,000	-	75,000	75,000

U3O8 Price per Pounds Sold
Produced	$/lb	60.44	60.46	-	61.65	61.65
Purchased	$/lb	-	-	-	-	-
	$/lb	60.44	60.46	-	61.65	61.65

 As previously announced, the Company made the decision to ramp up operations after securing new term contracts in 2022 with initial deliveries beginning in 2023 Q3.

We sold 75,000 pounds of U3O8 in the six months ended June 30, 2024 at an average price per pound sold of $61.65.

In 2023 Q3 and 2023 Q4, we delivered a total of 180,000 produced pounds of U3O8 into term contracts at an average price per pound sold of $60.45.

Our sales in 2024 are projected at 570,000 pounds of U3O8 at an average price per pound sold of $58.15 and we expect to realize revenues of $33.1 million. The deliveries are under contracts negotiated in 2022, when the long-term price was between $43 and $52 per pound.

Deliveries for 2025 are committed to three of our customers for a base amount of 700,000 pounds of U3O8. Under these agreements, two of the three buyers may elect to flex up or down by as much as 10% of the annual base delivery quantity. We received notice from one of our purchasers of its election to flex up its 2025 purchases by 10%, such that we now estimate we will deliver 730,000 pounds of U3O8 into our term sales agreements in 2025. We have not received all the 2025 delivery notices from our purchasers.

U3O8 Cost of Sales

The following table provides information on our U3O8 cost of sales.

	Unit	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 YTD

U3O8 Cost of Sales by Cost Type

U3O8 Cost of Sales
Ad valorem and severance taxes	$000	53	53	-	42	42
Cash costs	$000	1,674	1,674	-	2,336	2,336
Non-cash costs	$000	796	797	-	749	749
Produced	$000	2,523	2,524	-	3,127	3,127
Purchased	$000	-	-	-	-	-
	$000	2,523	2,524	-	3,127	3,127

U3O8 Pounds Sold
Produced	lb	90,000	90,000	-	75,000	75,000
Purchased	lb	-	-	-	-	-
	lb	90,000	90,000	-	75,000	75,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.59	0.59	-	0.56	0.56
Cash costs	$/lb	18.60	18.60	-	31.15	31.15
Non-cash costs	$/lb	8.84	8.85	-	9.98	9.98
Produced	$/lb	28.03	28.04	-	41.69	41.69
Purchased	$/lb	-	-	-	-	-
	$/lb	28.03	28.04	-	41.69	41.69

We sold 75,000 pounds of U3O8 in the six months ended June 30, 2024 at an average price per pound sold of $61.65.  The average cost per pound sold was $41.69 for the six months ended June 30, 2024.

In 2023 Q3 and 2023 Q4, a total of 180,000 produced pounds of U3O8 were sold into term contracts.  The average cost per pound sold was $28.04.

U3O8 Gross Profit

The following table provides information on our U3O8 gross profit.

	Unit	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 YTD

U3O8 Gross Profit by Product

U3O8 Sales
Produced	$000	5,440	5,441	-	4,624	4,624
Purchased	$000	-	-	-	-	-
	$000	5,440	5,441	-	4,624	4,624

U3O8 Cost of Sales
Produced	$000	2,523	2,524	-	3,127	3,127
Purchased	$000	-	-	-	-	-
	$000	2,523	2,524	-	3,127	3,127

U3O8 Gross Profit
Produced	$000	2,917	2,917	-	1,497	1,497
Purchased	$000	-	-	-	-	-
	$000	2,917	2,917	-	1,497	1,497

U3O8 Pounds Sold
Produced	lb	90,000	90,000	-	75,000	75,000
Purchased	lb	-	-	-	-	-
	lb	90,000	90,000	-	75,000	75,000

U3O8 Price per Pound Sold
Produced	$/lb	60.44	60.46	-	61.65	61.65
Purchased	$/lb	-	-	-	-	-
	$/lb	60.44	60.46	-	61.65	61.65

U3O8 Cost per Pound Sold
Produced	$/lb	28.03	28.04	-	41.69	41.69
Purchased	$/lb	-	-	-	-	-
	$/lb	28.03	28.04	-	41.69	41.69

U3O8 Gross Profit per Pound Sold
Produced	$/lb	32.41	32.42	-	19.96	19.96
Purchased	$/lb	-	-	-	-	-
	$/lb	32.41	32.42	-	19.96	19.96

U3O8 Gross Profit Margin
Produced	%	53.6%	53.6%	0.0%	32.4%	32.4%
Purchased	%	0.0%	0.0%	0.0%	0.0%	0.0%
	%	53.6%	53.6%	0.0%	32.4%	32.4%

We sold a total of 75,000 pounds of U3O8 in the six months ended June 30, 2024 at an average price per pound sold of $61.65. The average cost per pound sold was $41.69 for the six months ended June 30, 2024, which resulted in an average gross profit per pound sold of $19.96 and an average gross profit margin of approximately 32%.

In 2023 Q3 and 2023 Q4, the average price per pound sold into term contracts was $60.45 and the average cost per pound sold was $28.04, which resulted in an average gross profit per pound sold of $32.41 and an average gross profit margin of nearly 54%.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds.

	Unit	2023 Q3	2023 Q4	2024 Q1	2024 Q2	2024 YTD

U3O8 Production

Pounds captured	lb	30,491	68,448	38,221	70,679	108,900
Pounds drummed	lb	15,759	6,519	39,229	64,170	103,399
Pounds shipped	lb	-	-	35,445	70,390	105,835

U3O8 Ending Inventory

Pounds
In-process inventory	lb	20,396	82,033	80,465	86,204
Plant inventory	lb	15,759	22,278	26,062	21,570
Conversion inventory - produced	lb	133,790	43,790	79,235	74,625
	lb	169,945	148,101	185,762	182,399

Value
In-process inventory	$000	-	-	-	447
Plant inventory	$000	949	1,343	1,593	1,072
Conversion inventory - produced	$000	3,752	1,228	3,105	3,555
	$000	4,701	2,571	4,698	5,074

Cost per Pound
In-process inventory	$/lb	-	-	-	5.19
Plant inventory	$/lb	60.22	60.28	61.12	49.70
Conversion inventory - produced	$/lb	28.04	28.04	39.19	47.64

Conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.59	0.53	0.67
Cash cost	$/lb	18.60	18.60	28.47	36.77
Non-cash cost	$/lb	8.84	8.85	10.19	10.20
	$/lb	28.03	28.04	39.19	47.64

Wellfield production at Lost Creek resumed in 2023 Q2 and 4,392 pounds were captured during the quarter. Pounds captured was 30,491 pounds in 2023 Q3 and increased again to 68,448 pounds in 2023 Q4 as mining activities increased. Pounds captured in 2024 Q1 decreased to 38,221 pounds but rebounded to 70,679 pounds in 2024 Q2.  The decrease in Q1 was due to dryer issues in the plant, which limited our ability to bring new pounds into the plant.

Plant production at Lost Creek resumed in 2023 Q3 with 15,759 pounds drummed during the quarter.  Drying operations encountered labor and equipment issues that reduced plant throughput in 2023 Q4. The equipment issues were addressed, and 39,229 pounds were drummed in 2024 Q1 and 64,170 pounds were drummed in 2024 Q2.

There were no shipments in 2023. The first shipment of U3O8 to the conversion facility since the return to commercial operations was completed in 2024 Q1, when 35,445 pounds were delivered to the conversion facility. During 2024 Q2, two shipments totaling 70,390 pounds were shipped to the conversion facility.

We ended the quarter with 86,204 pounds in process, 21,570 drummed pounds in the plant, and 74,625 pounds at the conversion facility.

Because production rates were low during the initial ramp up period, the cost per pound to produce inventory exceeded its NRV. Production increased in 2024 Q1 and Q2. As expected, the NRV adjustments decreased from $2.5 million in 2023 Q4 to $1.1 million in 2024 Q1 and decreased again to $0.2 million in 2024 Q2.  The last NRV adjustment was in April 2024, which was the only NRV adjustment of the second quarter.

The cost per produced pound at the conversion facility increased during the quarter reflecting the higher cost per pound of the drummed inventory shipped to the conversion facility in 2024. As production and shipments continue to increase to targeted levels, we expect the cost per pound in ending inventory and ultimately the cost per pound sold to level off and then decrease accordingly.

Three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023

The following table summarizes the results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

Sales	4,653	39	4,614	4,653	6,486	(1,833)
Cost of sales	(3,327)	(2,951)	(376)	(4,466)	(9,455)	4,989
Gross profit (loss)	1,326	(2,912)	4,238	187	(2,969)	3,156

Operating costs	(12,733)	(6,019)	(6,714)	(27,878)	(9,084)	(18,794)
Operating loss	(11,407)	(8,931)	(2,476)	(27,691)	(12,053)	(15,638)

Net interest income expense	580	460	120	1,068	673	395
Warrant mark to market gain (loss)	4,230	1,194	3,036	1,474	3,061	(1,587)
Foreign exchange gain	4	(14)	18	16	322	(306)
Other loss	9	7	2	8	-	8
Net loss	(6,584)	(7,284)	700	(25,125)	(7,997)	(17,128)

Foreign currency translation	98	(117)	215	381	(434)	815
Comprehensive loss	(6,486)	(7,401)	915	(24,744)	(8,431)	(16,313)

Loss per common share:
Basic	(0.02)	(0.03)	0.01	(0.09)	(0.03)	(0.06)
Diluted	(0.02)	(0.03)	0.01	(0.09)	(0.03)	(0.06)

U3O8 pounds sold	75,000	-	75,000	75,000	100,000	(25,000)

U3O8 price per pound sold	61.65	-	61.65	61.65	64.47	(2.82)

U3O8 cost per pound sold	41.69	-	41.69	41.69	36.29	5.40

U3O8 gross profit per pound sold	19.96	-	19.96	19.96	28.18	(8.22)

Sales per the financial statements includes the U3O8 sales and disposal fees.

In 2024 Q2, we sold 75,000 pounds of U3O8 under one of our long-term sales agreements at an average price of $61.65 per pound. There were no U3O8 sales in the three months ended June 30, 2023. For the six months ended June 30, 2023, we sold 100,000 pounds of U3O8 to the U.S. DOE uranium reserve program at an average price of $64.47 per pound.

Cost of Sales

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments.

Cost of sales consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

Cost of product sales	3,127	-	3,127	3,127	3,629	(502)
Lower of cost or NRV adjustments	200	2,951	(2,751)	1,339	5,826	(4,487)
	3,327	2,951	376	4,466	9,455	(4,989)

Including NRV cost of sales adjustments, cost of sales was $3.3 million and $4.5 million for the three and six months ended June 30, 2024, and $3.0 million and $9.5 million for the three and six months ended June 30, 2023, respectively. Excluding NRV adjustments, cost of sales was $3.1 million and $3.6 million for the six months ended June 30, 2024, and 2023, respectively. The sales of 75,000 pounds of U3O8 in 2024 were all out of produced product at a cost of $41.69 per pound. The sale in 2023 was from existing conversion facility inventory that the Company had in place at the end of 2022. We sold 43,259 produced pounds of U3O8 at a cost per pound sold of $28.06 and 56,741 purchased pounds at a cost per pound sold of $42.56, which resulted in an average U3O8 cost per pound sold of $36.29 for the six months ended June 30, 2023.

Cost of sales for the three and six months ended June 30, 2024 included $0.2 million and $1.3 million of NRV adjustments, respectively. Cost of sales for the three and six months ended June 30, 2023 included NRV adjustments of $3.0 million and $9.5 million, respectively.  The decrease is attributable to increased production for the respective periods. The last NRV adjustment was in April 2024, which was the only NRV adjustment of the second quarter.

Gross Profit (Loss)

Excluding the NRV adjustments, the U3O8 gross profit in the three months and six months ended June 30, 2024 was $1.5 million, or approximately $19.96 per pound on average. The gross profit for the six months ended June 30, 2023 was $36.41 per produced pound sold and $21.91 per purchased pound sold for an average of $28.18 per pound.

Operating Costs

The following table summarizes the operating costs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Costs	2024	2023	Change	2024	2023	Change

Exploration and evaluation	1,025	804	221	1,928	1,175	753
Development (see below)	10,090	3,089	7,001	21,642	4,238	17,404
General and administration	1,452	2,002	(550)	4,021	3,424	597
Accretion	166	124	42	287	247	40
	12,733	6,019	6,714	27,878	9,084	18,794

Total operating costs increased $6.7 million in the first three months and $18.8 million for the six months of 2024 as compared to 2023. The increases were mainly due to development costs at Lost Creek, including disposal well completion costs, and higher labor costs, which resulted from an increase in staffing.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Exploration and evaluation expenses increased approximately $0.2 million and $0.8 million in the three and six months ended June 30, 2024, respectively. For the quarter, the biggest increase was for outside services.  For the six months, the largest increase was for labor, much of which was additional staffing, as well as the increase in services, which occurred primarily in the second quarter.

The Company is considered an exploration stage issuer and expenses its pre-production development costs. As noted above, these development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at the Lost Creek Project not directly attributable to production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at the Shirley Basin Project not directly attributable to the construction of the capitalizable assets of the project, including the installation of the wellfield monitor well ring and other development costs. The following table summarizes the development costs included in operating costs for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
Development Costs	2024	2023	Change	2024	2023	Change

Lost Creek mine unit development	8,709	2,653	6,056	16,324	3,632	12,692
Lost Creek disposal well development	176	155	21	3,974	167	3,807
Shirley Basin mine development	1,133	209	924	1,267	364	903
Other development	72	72	-	77	75	2
	10,090	3,089	7,001	21,642	4,238	17,404

Development expenses increased approximately $7.0 million and $17.4 million in the three and six months ended June 30, 2024, respectively. The increases were driven by drilling activities and the related wellfield construction costs that relate to the MU2 development program at Lost Creek. In addition, development costs also included $3.7 million related to completion of a new disposal well at Lost Creek. At Shirley Basin, we have begun to install the monitor well ring and incurred approximately $1.1 million and $1.3 million in related development costs in the three and six months ended June 30, 2024, respectively.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three and six months ended June 30, 2024, the expenses decreased $0.5 million and increased $0.6 million, respectively. The $0.6 million increase was primarily due to the higher labor costs.

Other Income and Expenses

Higher interest rates and cash balances have generated significant interest income in 2024. At the same time, interest expense decreased after the Company paid off the loan in March 2024.

For the three months and six months ended June 30, 2024, the warrant liability mark to market revaluation resulted in $4.2 and $1.5 million gains, compared to $1.2 and $3.1 million gains in 2023, respectively. As a part of the February 2021 and February 2023 underwritten public offerings, we issued warrants that were priced in U.S. dollars. The outstanding warrant positions combined with volatility in the Company’s stock price led to a significant decrease in the warrant liability and a corresponding mark to market gain.

Changes in foreign exchange rates were negligible for the three and six months ended June 30, 2024. In 2023, we briefly held higher U.S. dollar balances in a Canadian bank following the February 2023 underwritten public offering, which led to a $0.3 million foreign exchange gain.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and six months ended June 30, 2024, was $0.02 and $0.9, respectively. For the three and six months ended June 30, 2023, the losses per share were $0.03 for both periods. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flow, our cash, cash equivalents, and restricted cash increased from the December 31, 2023 balance of $68.2 million to $72.1 million as of June 30, 2024. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury fund investments. During the six months ended June 30, 2024, we spent $25.6 million on operating activities, used $1.9 million for investing activities, and generated $31.4 million from financing activities.

Operating activities used $25.6 million in the six months ended June 30, 2024. We sold 75,000 pounds of U3O8 for $4.6 million during the quarter and generated $1.1 million from interest income, net of loan interest expense of $0.1 million. We spent $5.8 million on production-related cash costs, $26.0 million on operating costs, and had a $0.5 million favorable working capital movement primarily related to an increase in accounts payable and accrued liabilities.

Investing activities used $1.9 million during the six months ended June 30, 2024. We spent $1.0 million on construction and equipment at Shirley Basin and $0.9 million for vehicles and equipment. The vehicles and equipment will be used primarily at Lost Creek.

Financing activities provided $31.4 million in the six months ended June 30, 2024. We received net proceeds of $25.8 million from the sale of common shares through our At Market Facility, and $11.4 million from the exercise of warrant and stock options. We spent $5.7 million on the Wyoming bond loan, ultimately paying off the loan in March 2024 and $0.1 million on lease payments.

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

During the term of the State Bond Loan, the Sweetwater County Commissioners and the State of Wyoming approved two separate deferrals of principal payments during the downturn in the uranium market and our period of reduced production operations. Following those deferrals, quarterly principal payments resumed on October 1, 2022, and were scheduled to continue until October 1, 2024.

On March 27, 2024, we pre-paid the remaining $4.4 million due on the bond loan. The State Bond Loan was secured by all the assets of the Lost Creek Project. All releases of collateral have been obtained following the final repayment of the facility.

Universal Shelf Registration and At Market Facility

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), relating to our common shares. On June 7, 2021, we amended and restated the Sales Agreement to include Cantor Fitzgerald & Co. (“Cantor,” and together with B. Riley Securities, the “Agents”) as a co-agent. Under the Sales Agreement, as amended, we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market through the agents for aggregate sales proceeds of up to $50 million. The Sales Agreement was filed in conjunction with a universal shelf registration statement on Form S-3, effective May 27, 2020, which has now expired.

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

On July 19, 2023, we entered into a further amendment to the Amended Sales Agreement (“Amendment No. 2” and hereafter the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. Subsequently, we filed a new prospectus supplement in June 2024 under which we may sell up to $100 million from time to time through or to the Agents under the Amended Sales Agreement, including the common shares previously sold under the Sales Agreement.

For the six months ended June 30, 2024, we utilized the Amended Sales Agreement for gross proceeds of $26.6 million from sales of 15,573,025 common shares.

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

Liquidity Outlook

As of August 6, 2024, our unrestricted cash position was $121.3 million, which reflects the proceeds from our recent underwritten public offering.

We expect to realize revenues of $33.1 million from the sale of 570,000 pounds of uranium to be delivered in 2024. We had 74,625 pounds of conversion facility inventory on June 30, 2024. We delivered 75,000 pounds into sales contracts in April 2024. As of August 6, 2024, we had 109,824 pounds of U3O8 in our conversion facility inventory. As noted above, of that conversion facility inventory, we will deliver and sell 100,000 pounds U3O8 to one of our customers on August 8, 2024.

Our unrestricted cash position and expected proceeds from uranium sales are anticipated to cover production and development costs as we ramp up production at Lost Creek, ongoing corporate overhead, and development and construction expenditures at Shirley Basin.

We expect the planned development and construction of the Shirley Basin Project in 2025 and 2026 will be funded by operating cash flow, cash on hand, or additional financing as required. We have no immediate plans to issue additional securities or obtain funding, however, we may issue additional debt or equity securities at any time.

Looking Ahead

Header House (HH) 2-10 is scheduled to come online mid-August. Our construction crew is now on track to meet its goal of routinely completing a new header house approximately every thirty days. Throughout Q2 we had 12 drill rigs working at Lost Creek; we anticipate additional drill rigs will mobilize to Lost Creek in the next two months.

Fabrication of HHs 2-11 through 2-14 is in progress in our Casper construction shop and onsite construction related to these next header houses is well advanced.

Although we continue to experience equipment and operational challenges, we are seeing month-over-month increases in production, drying and packaging. At August 4, 2024, we drummed and packaged an estimated 25,800 pounds U3O8 since quarter end. We continue to see very positive grades and production from the latest header houses brought online.

Notwithstanding the advances we have made, we are guiding to the lower side of our earlier 2024 production guidance of 550,000 and 650,000 pounds U3O8 captured at Lost Creek. We have made four shipments of U3O8 to the converter in 2024 and anticipate routine shipments throughout the remainder of the year.

We have commitments under contracts negotiated in 2022, when the long-term price was between $43 and $52 per pound, for deliveries of 570,000 pounds U3O8 in 2024 and expect to realize revenues of $33.1 million.

Uranium spot prices remained strong and relatively stable in 2024 Q2, with pricing averaging approximately $88 per pound U3O8 during the quarter. Nuclear utilities and other purchasers are back in the market, which has sustained term pricing, which averaged $78 per pound U3O8 at the end of 2024 Q1 and $80 per pound U3O8 at the end of 2024 Q2.

We continue to receive requests for proposals (“RFPs”) from utilities and other global fuel buyers. We have responded to the RFPs with prices commensurate with rising market conditions including increased demand for domestically produced uranium. As discussed above, we completed three additional uranium sales agreements during 2024 H1. Our contract book now stands at a total of approximately 5.7 million pounds U3O8 with deliveries occurring in 2024 through 2030. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing, including some market-based pricing features.

With our expanded sales contract book, and encouraging market conditions, we have decided to proceed with the buildout of a satellite facility at our wholly owned, fully permitted and licensed Shirley Basin Project in Carbon County, Wyoming. The buildout will nearly double our annual permitted mine production to 2.2 million pounds U3O8.

Construction and drilling at the site have proceeded since weather and conditions on the ground permitted in late spring. Installation of the monitor well ring for the first mine unit remains on schedule to be complete this year. Road construction and the refurbishment of existing and installation of new electric infrastructure are all advancing. Major construction activities at Shirley Basin are expected to begin in 2025 and initial production is expected to commence in early 2026.

Following our recent public offering, we had $121.3 in cash resources as of August 6, 2024. With this strong treasury, we are well funded for upcoming construction at Shirley Basin and for strategic opportunities for accretive expansion through organic or inorganic growth.

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

We will continue to closely monitor the uranium markets, and other developments, which may affect the uranium production industry and provide the opportunity to put in place additional off-take sales contracts.

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

Outstanding Share Data

As of August 6, 2024, we had outstanding 362,274,028 common shares and 8,536,608 options to acquire common shares.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $72.4 million at risk on June 30, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company considers any expected credit losses on its financial instruments to be nominal as of June 30, 2024.

Currency risk

As of June 30, 2024, we maintained a balance of approximately $2.8 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.  A hypothetical 10% weakening in the exchange rate of the Canadian dollar to the U.S. dollar as of June 30, 2024 would not have a material effect on our results of operations, financial position, or cash flows.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of June 30, 2024, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $4.1 million, and the current portion of lease liability of $0.2 million. As of June 30, 2024, the Company had $61.3 million of cash and cash equivalents.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $82.00 per pound U3O8 as of August 6, 2024.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

As of June 30, 2024, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K.

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

UR-ENERGY INC.

Date: August 9, 2024	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

