Form 10-Q
period 2024-09-30
UR-ENERGY INC
filed 2024-11-06
CIK 1375205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☒

As of October 30, 2024, there were 364,101,038 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek; (ii) the continued schedule for ramp-up at Lost Creek to reach budgeted production, including the ability to overcome continuing challenges of ramp-up and to meet our production guidance; (iii) our ability to reach and sustain steady state higher production levels at Lost Creek in a timely and cost-effective manner; (iv) development and construction priorities and timelines for Shirley Basin, and whether our current projections for buildout can to be achieved with respect to budget and timelines; (v) the ability to complete additional favorable uranium sales agreements; (vi) our ability to timely deliver into our contractual obligations with Lost Creek production and other available sources; (vii) the timing and outcome of final regulatory approvals of the amendments for uranium recovery at the LC East Project; (viii) continuing supply-chain and labor market challenges, and whether the Company will continue to anticipate and overcome such challenges; (ix) the effects of the current evolving uranium market, including supply and demand, and whether higher spot and term pricing will be sustained including from demands of big data and new governmental programs in the U.S.; and (x) what impacts the ban on Russian uranium and fuel purchasers objectives for energy security will have on the uranium market and on what timeline. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated March 6, 2024.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.
Interim Condensed Consolidated Balance Sheets (Unaudited)
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these condensed consolidated financial statements)

	Note	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	3	118,460	59,700
Trade receivables		27	-
Current portion of lease receivable (net)		207	77
Inventory	4	4,246	2,571
Prepaid expenses		2,075	1,321
Total current assets		125,015	63,669

Non-current assets
Lease receivable (net)		598	208
Restricted cash and cash equivalents	5	10,897	8,549
Mineral properties	6	39,359	34,906
Capital assets	7	25,502	21,044
Total non-current assets		76,356	64,707
Total assets		201,371	128,376

Liabilities and shareholders' equity
Current liabilities
Accounts payable and accrued liabilities	8	7,107	2,366
Current portion of notes payable	9	-	5,694
Current portion of warrant liability	10	-	1,743
Current portion of lease liability		281	162
Environmental remediation accrual		63	69
Total current liabilities		7,451	10,034

Non-current liabilities
Warrant liability	10	3,646	11,549
Asset retirement obligations	11	36,412	31,236
Lease liability		948	687
Total non-current liabilities		41,006	43,472

Shareholders' equity
Share capital	12	412,606	302,182
Contributed surplus		20,270	19,881
Accumulated other comprehensive income		4,076	3,718
Accumulated deficit		(284,038)	(250,911)
Total shareholders' equity		152,914	74,870
Total liabilities and shareholders' equity		201,371	128,376

Ur-Energy Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2024	2023	2024	2023

Sales	13	6,400	5,752	11,053	12,238
Cost of sales	14	(5,613)	(4,855)	(10,079)	(14,310)
Gross profit (loss)		787	897	974	(2,072)

Operating costs	15	(12,650)	(11,289)	(40,528)	(20,373)
Operating loss		(11,863)	(10,392)	(39,554)	(22,445)

Net interest income		1,220	406	2,288	1,079
Warrant liability revaluation gain (loss)	10	2,968	(7,216)	4,442	(4,155)
Foreign exchange gain		6	13	22	335
Other income (loss), net		(333)	2	(325)	2
Net loss		(8,002)	(17,187)	(33,127)	(25,184)

Foreign currency translation adjustment		(23)	144	358	(290)
Comprehensive loss		(8,025)	(17,043)	(32,769)	(25,474)

Loss per common share:
Basic		(0.02)	(0.07)	(0.11)	(0.10)
Diluted		(0.02)	(0.07)	(0.11)	(0.10)

Weighted average common shares:
Basic		341,418,122	265,279,380	302,077,595	257,385,661
Diluted		341,418,122	265,279,380	302,077,595	257,385,661

Ur-Energy Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these condensed consolidated financial statements)

Nine Months Ended September 30, 2024	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Exercise of stock options	12	74,674	61	(21)	-	-	40
Exercise of warrants	12	8,188,250	15,849	-	-	-	15,849
Shares issued for cash	12	2,464,500	4,227	-	-	-	4,227
Share issue costs	12	-	(106)	-	-	-	(106)
Stock compensation	12	-	-	324	-	-	324
Comprehensive income (loss)		-	-	-	283	(18,541)	(18,258)

March 31, 2024		281,626,324	322,213	20,184	4,001	(269,452)	76,946

Exercise of stock options	12	449,879	366	(112)	-	-	254
Shares issued for cash	12	13,108,525	22,419	-	-	-	22,419
Share issue costs	12	-	(700)	-	-	-	(700)
Stock compensation	12	-	-	325	-	-	325
Comprehensive income (loss)		-	-	-	98	(6,584)	(6,486)

June 30, 2024		295,184,728	344,298	20,397	4,099	(276,036)	92,758

Exercise of stock options	12	1,522,207	1,263	(387)	-	-	876
Shares issued for cash	12	67,089,300	70,922	-	-	-	70,922
Share issue costs	12	-	(3,877)	-	-	-	(3,877)
Redemption of RSUs	12	-	-	(56)	-	-	(56)
Stock compensation	12	-	-	316	-	-	316
Comprehensive loss		-	-	-	(23)	(8,002)	(8,025)

September 30, 2024		363,796,235	412,606	20,270	4,076	(284,038)	152,914

Ur-Energy Inc.
Interim Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited), continued
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these condensed consolidated financial statements)

Nine Months Ended September 30, 2023	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders’ Equity

December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Exercise of stock options	12	536,183	429	(131)	-	-	298
Shares issued for cash	12	39,491,000	37,528	-	-	-	37,528
Share issue costs	12	-	(2,992)	-	-	-	(2,992)
Stock compensation	12	-	-	253	-	-	253
Comprehensive loss		-	-	-	(317)	(713)	(1,030)

March 31, 2023		264,726,804	293,611	19,965	3,948	(220,968)	96,556

Share issue costs	12	-	(10)	-	-	-	(10)
Stock compensation	12	-	-	266	-	-	266
Comprehensive loss		-	-	-	(117)	(7,284)	(7,401)

June 30, 2023		264,726,804	293,601	20,231	3,831	(228,252)	89,411

Exercise of stock options	12	1,005,541	960	(288)	-	-	672
Redemption of RSUs	12	241,857	308	(389)	-	-	(81)
Stock compensation	12	-	-	260	-	-	260
Comprehensive income (loss)		-	-	-	144	(17,187)	(17,043)

September 30, 2023		265,974,202	294,869	19,814	3,975	(245,439)	73,219

Ur-Energy Inc.
Interim Condensed Consolidated Statements of Cash Flow (Unaudited)
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Nine Months Ended September 30,
Cash provided by (used for):	Note	2024	2023

Operating activities
Net loss for the period		(33,127)	(25,184)

Items not affecting cash:
Stock based compensation		965	779
Inventory net realizable value adjustments		2,061	8,158
Amortization of mineral properties		205	828
Depreciation of capital assets		1,979	1,546
Accretion expense		518	371
Amortization of deferred loan costs		33	33
Provision for reclamation		(6)	-
Warrant liability revaluation loss (gain)		(4,442)	4,155
Gain on sale of capital assets		(2)	-
Foreign exchange gain		(22)	(329)
Changes in non-cash working capital:
Trade receivables		(27)	(5,600)
Lease receivable		(520)	-
Inventory		(3,736)	(2,956)
Prepaid expenses	16	623	(565)
Accounts payable and accrued liabilities	16	3,011	2,105
		(32,487)	(16,659)

Investing activities
Purchase of capital assets	16	(5,701)	(1,923)
		(5,701)	(1,923)

Financing activities
Issuance of common shares for cash	12	97,568	46,637
Share issue costs	12	(4,683)	(3,002)
Proceeds from exercise of warrants and stock options	12	12,228	969
RSUs redeemed for cash		(56)	(81)
Repayment of debt		(5,727)	(4,027)
		99,330	40,496

Effects of foreign exchange rate changes on cash		(34)	7

Increase in cash, cash equivalents, and restricted cash and cash equivalents		61,108	21,921
Beginning cash, cash equivalents, and restricted cash and cash equivalents		68,249	41,140
Ending cash, cash equivalents, and restricted cash and cash equivalents	16	129,357	63,061

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

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

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, and the definition of “mineral reserves” under Subpart 1300 to Regulation S-K (“S-K 1300”), the Company has not determined whether the property contains mineral reserves. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from the disposition of the properties.

2. Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These unaudited interim condensed consolidated financial statements reflect all the normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2023. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these interim consolidated financial statements.

Functional and reporting currency

Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of the Company is the Canadian dollar and the functional currency for Ur-Energy USA Inc. and its subsidiaries, all of which are wholly owned subsidiaries, is the U.S. dollar.  The reporting currency for these consolidated financial statements is U.S. dollars.

Accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  This ASU requires annual and interim disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss as well as the amount and composition of other segment items.  All disclosure requirements under this ASU are also required for public entities with a single reportable segment. This ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and subsequent interim periods, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

3. Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and Cash Equivalents	September 30, 2024	December 31, 2023

Cash on deposit	3,611	11,515
Money market accounts	114,849	48,185
	118,460	59,700

4. Inventory

The Company’s inventory consists of the following:

Inventory by Type	September 30, 2024	December 31, 2023

In-process inventory	427	-
Plant inventory	1,499	1,343
Conversion facility inventory	2,320	1,228
	4,246	2,571

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $2,061 and $8,158 for the nine months ended September 30, 2024 and 2023, respectively.

5. Restricted Cash and Cash Equivalents

The Company’s restricted cash consists of the following:

Restricted Cash	September 30, 2024	December 31, 2023

Cash pledged for reclamation	10,885	8,518
Other restricted cash	12	31
	10,897	8,549

The Company’s restricted cash consists of money market and short-term government bond investment accounts.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), including the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”) as applicable. The restricted accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds totaled $41.6 million and $28.4 million as of September 30, 2024, and December 31, 2023, respectively.

6. Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Properties	Lost Creek Property	Shirley Basin Property	Other U.S. Properties	Total

December 31, 2023	2,466	17,726	14,714	34,906

Change in estimated reclamation costs	4,565	93	-	4,658
Depletion and amortization	(205)	-	-	(205)

September 30, 2024	6,826	17,819	14,714	39,359

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. We are not recovering uranium oxide (“U3O8”) within the State section under lease at Lost Creek and therefore are not subject to royalty payments currently. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North, or LC West Projects.

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

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

7. Capital Assets

The Company’s capital assets consist of the following:

	September 30, 2024			December 31, 2023
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	8,410	(4,219)	4,191	5,226	(3,701)	1,525
Enclosures	35,606	(18,134)	17,472	35,190	(16,850)	18,340
Machinery and equipment	3,958	(1,175)	2,783	2,016	(1,081)	935
Furniture and fixtures	1,067	(176)	891	265	(163)	102
Information technology	1,274	(1,117)	157	1,198	(1,067)	131
Right of use assets	14	(6)	8	14	(3)	11
	50,329	(24,827)	25,502	43,909	(22,865)	21,044

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	September 30, 2024	December 31, 2023

Accounts payable	5,729	1,680
Accrued payroll liabilities	1,068	578
Accrued severance, ad valorem, and other taxes payable	310	108
	7,107	2,366

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

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

On March 27, 2024, the remaining $4.4 million balance due on the State Bond Loan was prepaid in full. The State Bond Loan was secured by all the assets of the Lost Creek Project. All releases of collateral have been obtained following the final repayment of the facility.

The following table summarizes the Company’s current debt.

Current Debt	September 30, 2024	December 31, 2023

State Bond Loan	-	5,727
Deferred financing costs	-	(33)
	-	5,694

10. Warrant Liability

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per whole common share for a term of three years.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent entity, is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-Scholes model described below as there is no active market for the warrants. Any gain or loss from the adjustment of the liability is reflected in net income (loss) for the period.

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

The Company’s warrant liabilities consist of the following. The Company has no current warrant liability.

Warrant Liability Activity	Feb-2021 Warrants	Feb-2023 Warrants	Total

December 31, 2023	1,743	11,549	13,292

Warrants exercised	(4,770)	(21)	(4,791)
Warrant liability revaluation loss (gain)	3,072	(7,514)	(4,442)
Effects of foreign exchange rate changes	(45)	(368)	(413)

September 30, 2024	-	3,646	3,646

The fair value of the warrant liabilities on September 30, 2024, was determined using the Black-Scholes model with the following assumptions:

Feb-2023
Black-Scholes Assumptions as of September 30, 2024	Warrants

Expected forfeiture rate	0.0%
Expected life (years)	1.4
Expected volatility rate	48.5%
Risk free rate	2.9%
Expected dividend rate	0.0%
Exercise price	$1.50
Market price	$1.19

11. Asset Retirement Obligations

Asset retirement obligations relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 5.20% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.61%. Current estimated reclamation costs include costs of closure, reclamation, demolition, and stabilization of the wellfields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2033.

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2023	31,236

Change in estimated reclamation costs	4,658
Accretion expense	518

September 30, 2024	36,412

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

The restricted cash and cash equivalents discussed in note 5 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

12. Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 363,796,235 shares and 270,898,900 shares were issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.

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

On July 29, 2024, the Company closed an underwritten public offering of 57,150,000 common shares at a price of $1.05 per common share. The Company also granted the underwriters a 30-day option to purchase up to 8,572,500 additional common shares on the same terms. The option was exercised in full. Including the exercised option, the Company issued a total of 65,722,500 common shares. The gross proceeds to the Company from this offering were approximately $69.0 million. After fees and expenses of $3.8 million, net proceeds to the Company were approximately $65.2 million.

During the nine months ended September 30, 2024, the Company sold 16,939,825 common shares through its At Market facility for $28.6 million. After issue costs of $0.9 million, net proceeds to the Company were $27.7 million.

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

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

Activity with respect to stock options is summarized as follows:

Stock Option Activity	Outstanding Options	Weighted-average Exercise Price
December 31, 2023	8,900,335	0.87

Granted	500,000	1.79
Exercised	(2,046,760)	0.58
Forfeited	(353,649)	1.30

September 30, 2024	6,999,926	0.98

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

We received $1.2 million from options exercised in the nine months ended September 30, 2024.

Stock-based compensation expense from stock options was $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively and $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was approximately $1.3 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.1 years under the Option Plan.

As of September 30, 2024, outstanding stock options are as follows (expressed in U.S. dollars):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Options	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	$	years	$	#	years	$
0.58	304,803	0.1	184,672	304,803	0.1	184,672	2024-11-05
0.47	2,512,347	1.1	1,819,386	2,512,347	1.1	1,819,386	2025-11-13
1.06	1,244,100	1.9	155,841	1,244,100	1.9	155,841	2026-08-27
1.65	175,000	2.5	-	116,666	2.5	-	2027-03-14
1.15	1,200,788	3.3	52,751	434,906	3.3	19,105	2028-01-04
1.52	1,062,888	4.2	-	-	-	-	2028-12-07
1.82	500,000	4.6	-	-	-	-	2029-05-08

0.98	6,999,926	2.3	2,212,650	4,612,822	1.5	2,179,004

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price as of the last trading day in the nine months ended September 30, 2024 (approximately US$1.19), that would have been received by the option holders had they exercised their options on that date. There were 5,262,038 in-the-money stock options outstanding and 4,496,156 in-the-money stock options exercisable as of September 30, 2024.

The fair value of the options granted in the nine months ended September 30, 2024 was determined using the Black-Scholes model with the following assumptions:

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

Activity with respect to RSUs is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted-average Grant Date Fair Value
December 31, 2023	641,910	1.33

Redeemed	(39,233)	1.30
Forfeited	(6,905)	1.51

September 30, 2024	595,772	1.32

Stock-based compensation expense from RSUs was $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was approximately $0.3 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.0 years under the RSU&EI Plan.

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

As of September 30, 2024, outstanding RSUs were as follows (expressed in U.S. dollars):

Number of RSUs	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Redemption Date
#	years	$
310,024	0.3	368,929	2025-01-04
285,748	1.2	340,040	2025-12-07
595,772	0.7	708,969

No restricted share units were granted in the nine months ended September 30, 2024.

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 of our common shares at $1.35 per full share.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

Warrant Activity	Outstanding Warrants	Number of Shares to be Issued Upon Exercise	Per Share Exercise Price
December 31, 2023	55,417,500	27,708,750	1.46

Exercised	(16,376,500)	(8,188,250)	1.35

September 30, 2024	39,041,000	19,520,500	1.50

We received $11.1 million from warrants exercised in the nine months ended September 30, 2024.

As of September 30, 2024, outstanding warrants were as follows (expressed in U.S. dollars):

Exercise Price	Number of Warrants	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value	Expiry
$	#	years	$	$
1.50	39,041,000	1.4	-	2026-02-21
1.50	39,041,000	1.4	-

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

Fair value calculation assumptions for stock options and restricted share units

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

Revenues for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Sales	$	%	$	%	$	%	$	%

Customer A	6,165	96.3%	5,440	94.6%	10,789	97.6%	5,440	44.5%
Customer B	-	0.0%	-	0.0%	-	0.0%	6,447	52.7%
U3O8 sales	6,165	96.3%	5,440	94.6%	10,789	97.6%	11,887	97.2%

Disposal fees	235	3.7%	312	5.4%	264	2.4%	351	2.8%

	6,400	100.0%	5,752	100.0%	11,053	100.0%	12,238	100.0%

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

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

Cost of sales consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost of Sales	2024	2023	2024	2023

U3O8 product cost	4,891	2,523	8,018	6,152
Lower of cost or NRV adjustments	722	2,332	2,061	8,158
	5,613	4,855	10,079	14,310

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

Operating costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Costs	2024	2023	2024	2023

Exploration and evaluation	934	512	2,862	1,687
Development	10,088	9,339	31,730	13,577
General and administration	1,397	1,314	5,418	4,738
Accretion	231	124	518	371
	12,650	11,289	40,528	20,373

16. Supplemental Information for Statement of Cash Flows

Cash, cash equivalents, and restricted cash and cash equivalents per the Statement of Cash Flows consists of the following:

	Nine Months Ended September 30,
Cash and Cash Equivalents, and Restricted Cash	2024	2023

Cash and cash equivalents	118,460	54,627
Restricted cash and cash equivalents	10,897	8,434
	129,357	63,061

Ur-Energy Inc. Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2024
(expressed in thousands of U.S. dollars, except share data)

Interest expense paid was nil and $0.1 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

Accounts payable included $1.4 million of insurance and surety bond expenses and $0.6 million in equipment purchases at September 30, 2024. Accounts payable included $0.2 million in equipment purchases at December 31, 2023. As these did not affect cash balances at the respective dates, they have been adjusted on the Statement of Cash Flow.

17. Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivable, restricted cash and cash equivalents, accounts payable and accrued liabilities, notes payable, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $128.7 million at risk on September 30, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company considers any expected credit losses on its financial instruments to be nominal as of September 30, 2024.

Currency risk

As of September 30, 2024, we maintained a balance of approximately $2.5 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of September 30, 2024, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $7.1 million, and the current portion of lease liability of $0.3 million. As of September 30, 2024, the Company had $118.5 million of cash and cash equivalents.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

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

Our Lost Creek Project is permitted and licensed for annual recovery of up to 1.2 million pounds U3O8. The processing facility at Lost Creek, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8 to process material from other sources. The Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which a satellite plant will be built in 2025. However, the Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by future market conditions.

Our sales deliveries in 2024 are projected to be 570,000 pounds U3O8 into two of our sales agreements secured in 2022. We now have six multi-year sales agreements which together anticipate sales of approximately 5.7 million pounds U3O8 between 2024 and 2030.

Industry and Market Update

In the past several years, the nuclear markets have been favorably affected in many ways through greater acceptance of nuclear energy. Recently, technology and other industries operating data centers (in what is now simply being referred to as “big data”) have realized the opportunities which exist to maintain carbon free baseload electricity while supporting the immense electric demand generated by these centers. The Electric Power Research Institute’s May 28, 2024, White Paper titled Powering Intelligence, suggests that data centers are expected to consume as much as 9.1% of U.S. electricity generation by 2030 versus an estimated 4% today.

The International Energy Agency stated in its Electricity 2024, Analysis and Forecast to 2026 report that

Data centres are significant drivers of growth in electricity demand in many regions. After globally consuming an estimated 460 terawatt-hours (TWh) in 2022, data centres’ total electricity consumption could reach more than 1 000 TWh in 2026. This demand is roughly equivalent to the electricity consumption of Japan.

The use of nuclear power by big data isn’t just a projection; it is already happening in a material way. Talen has already been selling significant power to big data. During the quarter, Constellation Energy announced a power purchase agreement with Microsoft for 835 megawatts of electricity. This is the largest ever power purchase agreement for Constellation and will result in the restart of the Three Mile Island Unit 1 nuclear reactor in Pennsylvania. While contributing 835 megawatts of carbon-free electricity to the grid, this historic project will create 3,400 jobs and offset approximately 61 million metric tons of CO2 emissions over 20 years. Still others in big data, including Google and Amazon, have announced plans to utilize nuclear energy to satisfy these rapidly growing electrical needs.

Throughout 2024, utilities and other buyers continue to identify energy security as a nearly universal priority. Ongoing war and geopolitics have only strengthened the resolve of fuel purchasers to reduce dependence on Russian nuclear products. U.S. and global utilities have increasingly been seeking non-Russian supplies when negotiating uranium term sales agreements.

In the U.S., the ban on Russian imports of nuclear fuels, signed into law earlier in the year, became effective in August 2024. While allowing certain waivers until January 1, 2028, the prohibitions on imports continue through 2040. The ban will help to secure the U.S. nuclear fuel supply chain and advance domestic uranium recovery operations.

The U.S. Department of Energy (DOE) has been progressing its requests for proposals under both its high-assay, low-enriched uranium (HALEU) and low-enriched uranium (LEU) programs for which domestic uranium supply is preferred. In October 2024, the DOE announced it awarded contracts to Centrus Energy Corp., Orano SA, General Matter Inc. and Louisiana Energy Services (a URENCO company) to provide enrichment services to develop HALEU to fuel small modular nuclear reactors. The contracts for enrichment are worth up to $2.7 billion over the next ten years. These programs also reflect efforts by the U.S. to advance energy security; Russia has been the only potential source of HALEU.

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

Lost Creek Property

During 2024 Q3 we captured 75,075 pounds, dried and packaged 71,804 pounds and shipped 67,488 pounds U3O8. Although not at previously anticipated rates, these figures represent increases in production numbers compared with the captured and dried figures of earlier quarters.

At quarter end, our in-process inventory was approximately 90,140 pounds, our drummed inventory at Lost Creek was 26,580 pounds, and our finished inventory at the conversion facility was 40,713 pounds U3O8. In addition to the two shipments made to the conversion facility during 2024 Q3, we made two shipments following the end of the quarter, which totaled 46,592 pounds U3O8.

As we continue to work through the challenges of ramp-up at Lost Creek, we now anticipate 2024 production will be in a range between 240,000 and 280,000 pounds U3O8 captured on IX resin.

We expect to satisfy our remaining 2024 contractual commitments to our customers with Lost Creek production and other available sources.

During the quarter, we brought Header Houses (HHs) 2-9 and 2-10 online, bringing the number of new header houses in the first three quarters of 2024 to five. HH 2-11 came online in early October. HH 2-12 is on the ground at Lost Creek, and HHs 2-13 through 2-15 are being constructed in our Casper facilities.

Throughout 2024 Q3 we increased our drill rig count at Lost Creek to 15. Two of the rigs which had been deployed to Shirley Basin returned to Lost Creek in October, such that our current rig count at Lost Creek is 17. We anticipate at least three additional drill rigs will mobilize to Lost Creek prior to the end of the year.

Our most recently completed deep disposal well, LCDW5, has been placed into operation, and with Lost Creek’s other two deep wells, is satisfying wastewater needs.

Because our incoming employees have little or no experience with uranium ISR operations, training remains a priority. As we are gaining a larger core group of staff, we continue to focus on retention as well as recruitment in efforts to stabilize our workforce.

Shirley Basin

Following our announcement in early 2024 of the “go” decision to begin buildout of our Shirley Basin in situ recovery facility in Carbon County, Wyoming we initiated several work programs for the year. These programs have complemented our initial purchasing plan for long lead-time equipment which began in 2023.

Installation of the monitor wells for the first mine unit at Shirley Basin is complete. The two drill rigs which were primarily responsible for the monitor well program have been redeployed to Lost Creek in October. We have begun to collect hydrologic data and have initiated aquifer pump testing for the first mine unit. This test program is anticipated to be completed in 2024 Q4. The hydrologic confinement at Shirley Basin is well established.

The existing south access road to the site has been upgraded to an all-season road. Power supply to the satellite plant construction area has been completed and the line is energized. We are advancing the refurbishment of the pre-existing substation that serviced historic Shirley Basin operations. The septic system is installed.

We have selected a contractor who has commenced renovation of existing site buildings which will be used for construction, maintenance and drill casing facilities. The office building layout has been approved and we are nearing completion of a construction agreement.

Engineering related to the satellite plant, including the wastewater treatment system, is at various stages of design and layout. Steel has been rolled and welded for 15 IX columns at a fabrication facility in Casper. Construction of these columns is progressing toward expected delivery in 2025 Q3. Long-lead items remain on schedule, and we are vigilant in our review of timing for additional long- and mid-lead time purchases.

We continue to expect construction at Shirley Basin to be complete in late 2025 with a pre-operation inspection by the State of Wyoming following soon after.

Sales of U3O8 and Sales Agreements

We sold 100,000 pounds U3O8 in 2024 Q3 at an average price of $61.65 per pound for proceeds of $6.2 million.

We continue to anticipate that we will deliver and sell 570,000 pounds U3O8 in 2024. Including the revenue received during the quarter, we expect to realize revenues of $33.1 million from our 2024 U3O8 sales.

Deliveries for 2025 are committed to three of our customers for a base amount of 700,000 pounds U3O8. Under these agreements, two of the three buyers may elect to flex up or down by as much as 10% of the annual base delivery quantity. Both purchasers have elected to flex up their 2025 purchases by 10%, such that we now anticipate we will deliver 740,000 pounds U3O8 into our term sales agreements in 2025.

Equity Financing

On July 29, 2024, the Company closed an underwritten public offering of 57,150,000 common shares at a price of $1.05 per common share. The Company also granted the underwriters a 30-day option to purchase up to 8,572,500 additional common shares on the same terms. The option was exercised in full. Including the exercised option, Ur-Energy issued a total of 65,722,500 common shares. The gross proceeds to Ur-Energy from this offering were approximately $69.0 million. After fees and expenses of $3.8 million, net proceeds to the Company were approximately $65.2 million.

Results of Operations

Reconciliation of Non-GAAP measures with US GAAP financial statement presentation

The following tables include measures specific to U3O8 sales, product cost, product profit, pounds sold, price per pound sold, cost per pound sold, and product profit per pound sold. These measures do not have standardized meanings within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. The following two tables provide a reconciliation of U3O8 price per pound sold and U3O8 cost per pound sold to the consolidated financial statements.

U3O8 Price per Pound Sold Calculation

	Unit	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 YTD

Sales per financial statements	$000	5,441	-	4,653	6,400	11,053
Disposal fees	$000	-	-	(29)	(235)	(264)
U3O8 sales	$000	5,441	-	4,624	6,165	10,789
U3O8 pounds sold	lb	90,000	-	75,000	100,000	175,000
U3O8 price per pound sold	$/lb	60.44	-	61.65	61.65	61.65

Sales per the financial statements includes U3O8 sales and disposal fees.  Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Reconciliation

	Unit	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 YTD

Cost of sales per financial statements	$000	5,055	1,139	3,327	5,613	10,079
Lower of cost or NRV adjustment	$000	(2,531)	(1,139)	(200)	(722)	(2,061)
U3O8 product cost	$000	2,524	-	3,127	4,891	8,018
U3O8 pounds sold	lb	90,000	-	75,000	100,000	175,000
U3O8 cost per pound sold	$/lb	28.04	-	41.69	48.91	45.82

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

U3O8 Sales

The following table provides information on our U3O8 sales.

	Unit	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 YTD

U3O8 Sales by Product Type

U3O8 Sales
Produced	$000	5,441	-	4,624	6,165	10,789
Purchased	$000	-	-	-	-	-
	$000	5,441	-	4,624	6,165	10,789

U3O8 Pounds Sold
Produced	lb	90,000	-	75,000	100,000	175,000
Purchased	lb	-	-	-	-	-
	lb	90,000	-	75,000	100,000	175,000

U3O8 Price per Pounds Sold
Produced	$/lb	60.44	-	61.65	61.65	61.65
Purchased	$/lb	-	-	-	-	-
	$/lb	60.44	-	61.65	61.65	61.65

As previously announced, the Company made the decision to ramp up operations after securing new term contracts in 2022 with initial deliveries beginning in 2023 Q3.

We sold 175,000 pounds of U3O8 in the nine months ended September 30, 2024 at an average price per pound sold of $61.65.  In the nine months ended September 30, 2023, we sold 190,000 pounds at an average price per pound sold of $62.56.

Our total sales in 2024 are projected at 570,000 pounds of U3O8 at an average price per pound sold of $58.15 and we expect to realize revenues of $33.1 million. The deliveries are under contracts negotiated in 2022, when the long-term price was between $43 and $52 per pound.

Deliveries for 2025 are committed to three customers for a base amount of 700,000 pounds of U3O8. Under our agreements, two of the three buyers may elect to flex up or down by as much as 10% of the annual base delivery quantity. We received notice from both purchasers of their election to flex up their 2025 purchases by 10%, such that we now anticipate we will deliver 740,000 pounds of U3O8 into our term sales agreements in 2025.

U3O8 Product Cost

The following table provides information on our U3O8 product cost.

	Unit	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 YTD

U3O8 Product Cost by Product Type

U3O8 Product Cost
Ad valorem and severance taxes	$000	53	-	42	81	123
Cash costs	$000	1,674	-	2,336	3,798	6,134
Non-cash costs	$000	797	-	749	1,012	1,761
Produced	$000	2,524	-	3,127	4,891	8,018
Purchased	$000	-	-	-	-	-
	$000	2,524	-	3,127	4,891	8,018

U3O8 Pounds Sold
Produced	lb	90,000	-	75,000	100,000	175,000
Purchased	lb	-	-	-	-	-
	lb	90,000	-	75,000	100,000	175,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.59	-	0.56	0.81	0.70
Cash costs	$/lb	18.60	-	31.15	37.98	35.05
Non-cash costs	$/lb	8.85	-	9.98	10.12	10.07
Produced	$/lb	28.04	-	41.69	48.91	45.82
Purchased	$/lb	-	-	-	-	-
	$/lb	28.04	-	41.69	48.91	45.82

We sold 175,000 pounds of U3O8 in the nine months ended September 30, 2024 at an average price per pound sold of $61.65. The average cost per pound sold was $45.82 for the nine months ended September 30, 2024.  In the nine months ended September 30, 2023, we sold 190,000 pounds at an average price per pound sold of $62.56. The average cost per pound sold was $32.38 for the nine months ended September 30, 2023.

In 2023, the sales were made with a combination of pre-ramp up produced and purchased pounds the Company already had in its finished inventory at the conversion facility. The produced pounds were inventoried in earlier years with higher production rates and lower average costs per pound produced. As the post-ramp up production rates increase, we expect to again achieve lower average costs per pound produced.

U3O8 Product Profit

The following table provides information on our U3O8 product profit.

	Unit	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 YTD

U3O8 Product Profit by Product Type

U3O8 Sales
Produced	$000	5,441	-	4,624	6,165	10,789
Purchased	$000	-	-	-	-	-
	$000	5,441	-	4,624	6,165	10,789

U3O8 Cost of Sales
Produced	$000	2,524	-	3,127	4,891	8,018
Purchased	$000	-	-	-	-	-
	$000	2,524	-	3,127	4,891	8,018

U3O8 Product Profit
Produced	$000	2,917	-	1,497	1,274	2,771
Purchased	$000	-	-	-	-	-
	$000	2,917	-	1,497	1,274	2,771

U3O8 Pounds Sold
Produced	lb	90,000	-	75,000	100,000	175,000
Purchased	lb	-	-	-	-	-
	lb	90,000	-	75,000	100,000	175,000

U3O8 Price per Pound Sold
Produced	$/lb	60.44	-	61.65	61.65	61.65
Purchased	$/lb	-	-	-	-	-
	$/lb	60.44	-	61.65	61.65	61.65

U3O8 Cost per Pound Sold
Produced	$/lb	28.04	-	41.69	48.91	45.82
Purchased	$/lb	-	-	-	-	-
	$/lb	28.04	-	41.69	48.91	45.82

U3O8 Product Profit per Pound Sold
Produced	$/lb	32.40	-	19.96	12.74	15.83
Purchased	$/lb	-	-	-	-	-
	$/lb	32.40	-	19.96	12.74	15.83

U3O8 Product Profit Margin
Produced	%	53.6%	0.0%	32.4%	20.7%	25.7%
Purchased	%	0.0%	0.0%	0.0%	0.0%	0.0%
	%	53.6%	0.0%	32.4%	20.7%	25.7%

We sold a total of 175,000 pounds of U3O8 in the nine months ended September 30, 2024 at an average price per pound sold of $61.65. The average cost per pound sold was $45.82 for the nine months ended September 30, 2024, which resulted in an average profit per pound sold of $15.83 and an average profit margin of approximately 26%.

In the nine months ended September 30, 2023, the average price per pound sold into contracts was $62.56 and the average cost per pound sold was $32.38, which resulted in an average profit per pound sold of $30.18 and an average profit margin of approximately 48%. Higher average prices per pound and lower average costs per pound resulted in higher average profits per pound sold in 2023 as compared to 2024. As noted above, the produced pounds that were sold in 2023 had been produced in earlier years with higher production rates and lower average costs per pound produced.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds.

	Unit	2023 Q4	2024 Q1	2024 Q2	2024 Q3	2024 YTD

U3O8 Production

Pounds captured	lb	68,448	38,221	70,679	75,075	183,975
Pounds drummed	lb	6,519	39,229	64,170	71,804	175,203
Pounds shipped	lb	-	35,445	70,390	67,488	173,323

U3O8 Ending Inventory

Pounds
In-process inventory	lb	82,033	80,465	86,204	90,140
Plant inventory	lb	22,278	26,062	21,570	26,580
Conversion inventory - produced	lb	43,790	79,235	74,625	40,713
	lb	148,101	185,762	182,399	157,433

Value
In-process inventory	$000	-	-	447	427
Plant inventory	$000	1,343	1,593	1,072	1,499
Conversion inventory - produced	$000	1,228	3,105	3,555	2,320
	$000	2,571	4,698	5,074	4,246

Cost per Pound
In-process inventory	$/lb	-	-	5.19	4.74
Plant inventory	$/lb	60.28	61.12	49.70	56.40
Conversion inventory - produced	$/lb	28.04	39.19	47.64	56.98

Conversion inventory detail
Ad valorem and severance tax	$/lb	0.59	0.53	0.67	1.63
Cash cost	$/lb	18.60	28.47	36.77	45.26
Non-cash cost	$/lb	8.85	10.19	10.20	10.09
	$/lb	28.04	39.19	47.64	56.98

Wellfield production at Lost Creek resumed in 2023 Q2 and pounds captured increased in each subsequent quarter, except in 2024 Q1 when drying issues at the plant slowed our ability to capture pounds. We captured 75,075 pounds in 2024 Q3.

Plant production at Lost Creek resumed in 2023 Q3. Drying operations encountered labor and equipment issues that reduced plant throughput in 2023 Q4. The equipment issues were addressed, and pounds dried increased in each subsequent quarter. We dried 71,804 pounds in 2024 Q3. Despite the quarterly increases, drying operations have not reached targeted levels due to maintenance and manpower issues.

There were no shipments in 2023. The first shipment of U3O8 to the conversion facility since the return to commercial operations was completed in 2024 Q1, when 35,445 pounds were delivered to the conversion facility. During 2024 Q2, two shipments totaling 70,390 pounds U3O8 were shipped to the conversion facility. We shipped another two shipments totaling 67,488 pounds U3O8 in 2024 Q3. In October 2024, we made two shipments to the conversion facility totaling 46,601 pounds U3O8.

We ended the quarter with 90,140 pounds in process, 26,580 drummed pounds in the plant, and 40,713 pounds at the conversion facility.

Because production rates were low during the initial ramp up period, the cost per pound to produce inventory exceeded its NRV. The NRV adjustments decreased from $2.5 million in 2023 Q4 to $1.1 million in 2024 Q1 and decreased again to $0.2 million in 2024 Q2. The NRV adjustment increased in 2024 Q3 to $0.7 million primarily due to higher production cost during the period.

The cost per pound at the conversion facility increased during the quarter reflecting the higher cost per pound of the drummed inventory shipped to the conversion facility in 2024. As production and shipments continue to increase to targeted levels, we expect the cost per pound in ending inventory and ultimately the cost per pound sold to level off and then decrease accordingly.

Three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023

The following table summarizes the results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands of U.S. dollars, except per share and per pound data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

Sales	6,400	5,752	648	11,053	12,238	(1,185)
Cost of sales	(5,613)	(4,855)	(758)	(10,079)	(14,310)	4,231
Gross profit (loss)	787	897	(110)	974	(2,072)	3,046

Operating costs	(12,650)	(11,289)	(1,361)	(40,528)	(20,373)	(20,155)
Operating loss	(11,863)	(10,392)	(1,471)	(39,554)	(22,445)	(17,109)

Net interest income	1,220	406	814	2,288	1,079	1,209
Warrant liability revaluation gain (loss)	2,968	(7,216)	10,184	4,442	(4,155)	8,597
Foreign exchange gain	6	13	(7)	22	335	(313)
Other gain (loss), net	(333)	2	(335)	(325)	2	(327)
Net loss	(8,002)	(17,187)	9,185	(33,127)	(25,184)	(7,943)

Foreign currency translation adjustment	(23)	144	(167)	358	(290)	648
Comprehensive loss	(8,025)	(17,043)	9,018	(32,769)	(25,474)	(7,295)

Loss per common share:
Basic	(0.02)	(0.07)	0.05	(0.11)	(0.10)	(0.01)
Diluted	(0.02)	(0.07)	0.05	(0.11)	(0.10)	(0.01)

U3O8 pounds sold	100,000	90,000	10,000	175,000	190,000	(15,000)

U3O8 price per pound sold	61.65	60.44	1.21	61.65	62.56	(0.91)

U3O8 cost per pound sold	48.91	28.04	20.87	45.82	32.38	13.44

U3O8 product profit per pound sold	12.74	32.40	(19.66)	15.83	30.18	(14.35)

Sales

Sales per the financial statements includes the U3O8 sales and disposal fees.

In 2024 Q3, we had one sale and delivered 100,000 pounds of U3O8 at an average price of $61.65 per pound. Through September, we have delivered a total of 175,000 pounds at an average price of $61.65. For the year, our total sales are projected at 570,000 pounds of U3O8 at an average price of $58.15 per pound and we expect to realize revenues of $33.1 million.

Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year.  Sales revenues are recognized when the product is transferred to the purchaser.

Cost of Sales

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments and consists of the following (in thousands of U.S. dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

U3O8 product cost	4,891	2,523	2,368	8,018	6,152	1,866
Lower of cost or NRV adjustments	722	2,332	(1,610)	2,061	8,158	(6,097)
	5,613	4,855	758	10,079	14,310	(4,231)

Excluding NRV adjustments, the cost of product sales was $4.9 million and $8.0 million, and $2.5 million and $6.2 million, for the three and nine months ended September 30, 2024, and 2023, respectively. In the three months ended September 30, 2024, we sold 100,000 pounds at $61.65 as compared to 90,000 pounds at $60.44 in the comparable 2023 period. For the nine months ended September 30, 2024, the sales of 175,000 pounds in 2024 were at an average cost of $45.82 per pound. The sales of 190,000 pounds in 2023 were at an average cost of $32.38 per pound. The 2023 sales were made with a combination of pre-ramp up produced and purchased pounds the Company already had in its finished inventory at the conversion facility. The produced pounds were inventoried in earlier years with higher production rates and lower average costs per pound produced. The pounds sold in 2024 were primarily from more expensive post ramp up production.

Cost of sales for the three and nine months ended September 30, 2024 included $0.7 million and $2.1 million of NRV adjustments, respectively. Cost of sales for the three and nine months ended September 30, 2023 included NRV adjustments of $2.3 million and $8.2 million, respectively. The decrease is attributable to increased production for the respective periods. The current NRV adjustments are due to increased production costs in combination with lower than anticipated production thus far in 2024.

Gross Profit (Loss)

Gross profit (loss) is based on sales, which includes disposal fees, and cost of sales, which includes NRV adjustments. As we had sales during the three months ended September 30, 2024 and 2023, we recognized a gross profit for each period. For the nine months ended September 30, 2024, our net profit from sales exceeded our NRV adjustments as the latter has been greatly reduced due to increases in production.  For the nine months ended September 30, 2023, our initial production levels were low, which resulted in higher NRV adjustments and a gross loss for the period.

Operating Costs

The following table summarizes the operating costs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Costs	2024	2023	Change	2024	2023	Change

Exploration and evaluation	934	512	422	2,862	1,687	1,175
Development (see below)	10,088	9,339	749	31,730	13,577	18,153
General and administration	1,397	1,314	83	5,418	4,738	680
Accretion	231	124	107	518	371	147
	12,650	11,289	1,361	40,528	20,373	20,155

Total operating costs increased $1.4 million and $20.2 million in the three and nine months ended September 30, 2024 as compared to 2023, respectively. The increases were mainly due to development costs at Lost Creek as the ramp up to operations began in 2023 and has continued throughout 2024. In addition, we constructed an additional disposal well at Lost Creek and initiated drilling and site construction activities at our Shirley Basin project which we expect to complete in late 2025.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The increases in cost of $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, were driven by increases in outside service costs and labor costs for additional staffing.

The Company is considered an exploration stage issuer and expenses its pre-production development costs. As noted above, these development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at the Lost Creek Project not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at the Shirley Basin Project not directly attributable to the construction of the capitalizable assets of the project, including the installation of the wellfield monitor well ring and other development costs. The following table summarizes the development costs included in operating costs for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
Development Costs	2024	2023	Change	2024	2023	Change

Lost Creek mine unit development	8,675	5,217	3,458	24,999	8,849	16,150
Lost Creek disposal well development	132	3,922	(3,790)	4,106	4,089	17
Shirley Basin mine development	1,281	139	1,142	2,548	503	2,045
Other development	-	61	(61)	77	136	(59)
	10,088	9,339	749	31,730	13,577	18,153

Development expenses increased approximately $0.7 million and $18.2 million in the three and nine months ended September 30, 2024, respectively. The increases were driven by increased drilling activities and the related wellfield construction costs that relate to the mine unit (“MU”) two development program at Lost Creek. In addition, development costs in 2023 and 2024 also included $7.7 million in direct costs primarily related to the construction of a new disposal well at Lost Creek. At Shirley Basin, we incurred approximately $1.3 million and $2.5 million development costs in the three and nine months ended September 30, 2024, respectively.  Development activities at Shirley Basin included drilling costs related to the installation of the first monitor well ring.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three and nine months ended September 30, 2024, the expenses increased $0.1 million and increased $0.7 million, respectively. The increases for the nine months were driven by higher labor costs, insurance costs, and stock compensation expense.

Other Income and Expenses

Higher interest rates and cash balances have generated significant interest income in 2024. At the same time, interest expense decreased after the Company paid off the Wyoming state bond loan in March 2024.

For the three months and nine months ended September 30, 2024, the warrant liability revaluation resulted in $3.0 and $4.4 million gains, compared to $7.2 and $4.2 million losses in 2023, respectively. As a part of the February 2021 and February 2023 underwritten public offerings, we issued warrants that were priced in U.S. dollars. The changes in liability are primarily related to the share price of the company’s stock which is a significant factor in the Black-Scholes computations.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and nine months ended September 30, 2024, were $0.02 and $0.11, respectively. For the three and nine months ended September 30, 2023 the losses were $0.07 and $0.10 per share. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flow, our cash, cash equivalents, and restricted cash and cash equivalents increased from the December 31, 2023 balance of $68.2 million to $129.4 million as of September 30, 2024. Cash resources consist of Canadian and U.S. dollar denominated deposit and money market accounts, and U.S. treasury fund investments. During the nine months ended September 30, 2024, we spent $32.5 million on operating activities, used $5.7 million on investing activities, and generated $99.3 million from financing activities.

Accounts payable included $1.4 million of insurance and surety bond expenses and $0.6 million in equipment purchases at September 30, 2024. Accounts payable included $0.2 million in equipment purchases at December 31, 2023.  As these did not affect cash balances at the respective dates, they have been adjusted on the Statement of Cash Flow.

During the nine-month period, we sold 175,000 pounds of U3O8 for $10.8 million, received $0.3 million in disposal fees, and generated $2.4 million from interest income, net of loan interest expense of $0.1 million. We spent $9.8 million on production-related cash costs, $37.0 million on operating costs, and had a $0.8 million favorable working capital movement primarily related to increases in accounts payable and accrued liabilities.

Investing activities used $5.7 million during the nine months ended September 30, 2024. We spent $2.8 million on construction and equipment at Shirley Basin and $2.9 million for vehicles and equipment. The vehicles and equipment will be used primarily at Lost Creek.

Financing activities provided $99.3 million in the nine months ended September 30, 2024. In July, we closed an equity financing by issuing 65,722,500 shares including an 8,572,000 overallotment at $1.05 per share for net proceeds after commissions and fees of $65.2 million.  We received net proceeds of $27.7 million from the sale of common shares through our At Market Facility, and $12.3 million from the exercise of warrants and stock options. We spent $5.7 million on the Wyoming bond loan, ultimately paying off the loan in March 2024, and $0.2 million on lease payments.

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

On March 27, 2024, the remaining $4.4 million balance due on the State Bond Loan was prepaid in full. The State Bond Loan was secured by all the assets of the Lost Creek Project. All releases of collateral have been obtained following the final repayment of the facility.

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

For the nine months ended September 30, 2024, we utilized the Amended Sales Agreement for gross proceeds of $28.6 million from sales of 16,939,825 common shares.

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

2024 Underwritten Public Offering

On July 29, 2024, the Company closed an underwritten public offering of 57,150,000 common shares at a price of $1.05 per common share. The Company also granted the underwriters a 30-day option to purchase up to 8,572,500 additional common shares on the same terms. The option was exercised in full. Including the exercised option, the Company issued a total of 65,722,500 common shares. The gross proceeds to the Company from this offering were approximately $69.0 million. After fees and expenses of $3.8 million, net proceeds to the Company were approximately $65.2 million.

Liquidity Outlook

As of October 30, 2024, our unrestricted cash position was $110.3 million.

We expect to realize revenues of $33.1 million from the sale of 570,000 pounds of U3O8 to be delivered in 2024. We had 40,713 pounds of conversion facility inventory on September 30, 2024. We delivered 100,000 pounds into sales contracts in August 2024. As of October 30, 2024, we had 87,314 pounds of U3O8 in our conversion facility inventory. We expect to deliver 395,000 pounds U3O8 in 2024 Q4 from production at Lost Creek and other available sources.

Our unrestricted cash position and expected proceeds from uranium sales are expected to cover production and development costs of the continuing ramp up of production at Lost Creek, ongoing corporate overhead, and development and construction expenditures at Shirley Basin.

We expect the planned development and construction of the Shirley Basin Project in 2025 and 2026 will be funded by operating cash flow, cash on hand, or additional financing as required. We have no immediate plans to issue additional securities or obtain funding, however, we may issue additional debt or equity securities at any time.

Looking Ahead

With eight operational Header Houses (HHs) in MU2, we continue our ramp up toward target production levels and steady state operations at Lost Creek. To facilitate ongoing increases in production levels, we anticipate increasing our drill rig count through the end of the year to approximately 20 rigs. Fabrication of HHs 2-13 through 2-15 is in progress in our Casper construction shop and onsite construction related to these next header houses continues to advance. HH 2-15 is a newly planned production area for which we are advancing development and construction. We are also drilling in MU1 for the next phase of its production.

Because of continuing challenges of ramp-up at Lost Creek, we now anticipate 2024 production will be in a range between 240,000 and 280,000 pounds U3O8 captured on IX resin.

We have commitments under contracts negotiated in 2022, when the long-term price was between $43 and $52 per pound, for deliveries of 570,000 pounds U3O8 in 2024 and expect to realize revenues of $33.1 million. We anticipate making our remaining deliveries of 395,000 pounds U3O8 during Q4 with Lost Creek production and other available alternatives.

During the quarter, uranium spot prices softened to an average of approximately $82 per pound U3O8. However, average term pricing, which has increased steadily for several years now, reached approximately $81 per pound U3O8 during the quarter.

Term pricing has been supported by continued requests for proposals (“RFPs”) in the market from utilities and other global fuel buyers. We have responded to the RFPs with prices commensurate with rising market conditions including increased demand for domestically produced uranium. Our contract book now includes agreements with six leading nuclear fuel purchasers, with commitments of approximately 5.7 million pounds U3O8 with deliveries occurring in 2024 through 2030. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing, including some market-based pricing features.

We are progressing the buildout of a satellite facility at our wholly owned, fully permitted and licensed Shirley Basin Project in Carbon County, Wyoming. The buildout will nearly double our annual permitted mine production to 2.2 million pounds U3O8.

At October 30, 2024, our unrestricted cash position was $110.3 million. With this strong treasury, we are well funded for continuing construction at Shirley Basin.

Installation of the monitor wells for the first mine unit at Shirley Basin is complete. We have commenced the pump test program, which remains on schedule to be completed this year. Road construction is complete and the refurbishment of existing and installation of new electric infrastructure are all advancing. Renovation of existing buildings has begun. Major construction activities at Shirley Basin are expected to begin in 2025 and initial production is expected to commence in early 2026.

We are pleased to be one of the few publicly traded companies that is commercially recovering uranium and working to expand our production capacity to sell into a sustained stronger uranium market.

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

Impairment of long-lived assets

The Company assesses the possibility of impairment in the net carrying value of its long-lived assets when events or circumstances indicate that the carrying amounts of the asset or asset group may not be recoverable. When potential impairment is indicated, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, recoverable resources, operating, capital, and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is determined using discounted future net cash flows, or other measures of fair value.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of October 30, 2024, we had outstanding 364,101,038 common shares and 6,695,123 options to acquire common shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $128.7 million at risk on September 30, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company considers any expected credit losses on its financial instruments to be nominal as of September 30, 2024.

Currency risk

As of September 30, 2024, we maintained a balance of approximately $2.5 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of September 30, 2024, the Company’s financial liabilities consisted of accounts payable and accrued liabilities of $7.1 million, and the current portion of lease liability of $0.3 million. As of September 30, 2024, the Company had $118.5 million of cash and cash equivalents.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $80.38 per pound U3O8 as of October 30, 2024.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

As of September 30, 2024, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K.

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

UR-ENERGY INC.

Date: November 6, 2024	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

