Form 10-K
period 2024-12-31
UR-ENERGY INC
filed 2025-04-11
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☑

As of June 30, 2024, the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $376.1 million, based upon the closing sale price of the common shares as reported by the NYSE American on that date. As of April 9, 2025, there were 364,819,260 shares of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and other applicable Canadian securities laws, and these forward-looking statements can be identified by the use of words such as “expect,” “anticipate,” “estimate,” “believe,” “may,” “potential,” “intend,” “plan” and other similar expressions or statements that an action, event or result “may,” “could” or “should” be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our ability to maintain operations at Lost Creek in a safe and compliant fashion; (ii) the ability to cost-effectively complete our return to full-production operations at Lost Creek, in light of ongoing challenges; (iii) our ability to deliver into our sales commitments; (iv) our ability to satisfy our inventory loan obligations; (v) whether the sales prices in our contracts will be profitable on an all-in production cost basis; (vi) the continuing technical and economic viability of Lost Creek, including as set forth in our Initial Assessment of the property (the Lost Creek Report); (vii) the timing and outcome of the remaining permitting approval of the amendments to the Lost Creek permit, and processing and completion of future permits and authorizations for ongoing operations; (viii) the ability and timing to complete additional favorable uranium sales agreements, including spot sales as may be warranted; (ix) the production rates and life of the Lost Creek Project and subsequent development of and production from Adjoining Projects within the Lost Creek Property, including plans at LC East; (x) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (xi) our ability to advance exploration programs in 2025, and the potential of our other exploration and development projects, including Shirley Basin, the projects in the Great Divide Basin and Lucky Mc; (xii) the technical and economic viability of Shirley Basin, as otherwise set forth in our Initial Assessment of the project (the Shirley Basin Report); (xiii) our ability to complete the construction and build out of Shirley Basin on budget and on times currently projected including whether our Casper construction shop will meet all development needs of Shirley Basin and Lost Creek; (xiv) conditions in the uranium market including the major influences of climate change objectives, geopolitics, trade actions and demands of ‘big data,’ and how they will affect our operations and business; and (xv) the impacts of the war in Ukraine, and other global conflicts and geopolitical tensions, including current trade controls and impositions of tariffs, on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers. These other factors include, among others, the following: future estimates for production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel; uncertainties regarding the need for additional capital; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the United States; ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a “passive foreign investment company” under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks arising from various geopolitical tensions and events including the war in Ukraine and rising tensions between the U.S. and China; risks associated with various trade actions, tariffs and related impacts on our industry and the economy; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

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

Additional Defined Terms
11e.(2) by-product material

is waste resultant from the extraction or concentration of uranium that is specifically defined by federal and state regulation and can only be disposed of at a licensed facility. This byproduct material includes but is not limited to filters, filtered fines from the wellfield and wastewater, personal protective equipment, spent resin, piping, etc.

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

Reclamation

is the process by which lands disturbed as a result of mineral exploration and extraction activities are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery, and other physical remnants of mining activities, closure of tailings storage facilities, leach pads, and other features, and contouring, covering and re-vegetation of waste rock, and other disturbed areas.

Restoration

is the process by which aquifers affected by mineral extraction activities are treated in an effort to return the concentration of pre-determined chemicals in the aquifer to pre-mining levels or, if approved by applicable government agencies, to a concentration that supports a pre-mining class of use such as industrial or livestock.

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

Abbreviations

AQD	Air Quality Division of the Wyoming Department of Environmental Quality
BLM	U.S. Bureau of Land Management
CERCLA	Comprehensive Environmental Response and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
CWA	Clean Water Act
DOE	U.S. Department of Energy
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
ESA	Endangered Species Act
GDB	Great Divide Basin, Wyoming
GPM	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HALEU	High Assay Low Enriched Uranium
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LEU	Low Enriched Uranium
LQD	Land Quality Division of the Wyoming Department of Environmental Quality
LT	Long-term (as relates to long-term pricing in the uranium market)
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (“Standards of Disclosure for Mineral Properties”)
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
PEA	Preliminary Economic Assessment, per NI 43-101
PFIC	Passive Foreign Investment Company
PFN	Prompt Fission Neutron
QP	Qualified Person, as defined in S-K 1300
RCRA	Resource Conservation and Recovery Act
RO	Reverse Osmosis
ROD	Record of Decision (BLM)
SEC	U.S. Securities Exchange Commission
S-K 1300	Regulation S-K, Subpart 1300 “Modernization of Property Disclosure for Mining Registrants”
TRS	Technical Report Summary, as defined in S-K 1300
TSX	Toronto Stock Exchange
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
UIC	Underground Injection Control (pursuant to U.S. Environmental Protection Agency regulations)
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, URP/Uranium Recovery Program; WQD/Water Quality Division; and AQD/Air Quality Division)
WGFD	Wyoming Game and Fish Department
WQD	Water Quality Division of the Wyoming Department of Environmental Quality

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton
0.2642 gallons	1 litre	3.785 litres	1 gallon

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

We announced our decision in December 2022 to immediately ramp up Lost Creek production to levels sufficient to deliver into our sales commitments. During 2023, we captured 103,487 pounds of U3O8 at our Lost Creek plant. We sold 280,000 pounds U3O8 in 2023 from existing inventory. These sales were our first sales of produced U3O8 since 2019. During 2024, we captured 265,746 pounds of U3O8 at our Lost Creek plant. We sold 570,000 pounds U3O8 in 2024 from our Lost Creek production and other sources of non-produced inventory.

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

Ur-Energy USA has three wholly-owned subsidiaries: Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to hold and operate our Lost Creek Project and certain other of our Lost Creek properties and assets; NFU Wyoming, LLC (“NFU Wyoming”), a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; and Pathfinder Mines Corporation (“Pathfinder”), a company incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin and Lucky Mc properties in Wyoming. Lost Creek ISR, LLC employs personnel at the Lost Creek Project and, currently, in our Casper construction shop and chemistry laboratory.

Currently, and at December 31, 2024, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

Our wholly owned Lost Creek Project in Sweetwater County, Wyoming is our flagship first property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”) and started production operation activities in August 2013. Our first sales of Lost Creek production were made in December 2013.

From commencement of operations until 2020, we had multiple term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. We completed our initial sales contracts in 2020 when we sold 200,000 pounds of Uranium Oxide (“U3O8”). We did not make any sales of U3O8 inventory in 2021 – 2022.

We sold 100,000 pounds U3O8 to the U.S. Department of Energy (“DOE”) National Nuclear Security Administration (“NNSA”) in January 2023, as a part of the national uranium reserve program. In 2023, we delivered 180,000 pounds U3O8 into one of our sales agreements, for a total of 280,000 pounds U3O8 sold in 2023 for proceeds of $17.3 million. In 2024, we delivered 570,000 pounds U3O8 into two of our sales agreements for proceeds of $33.1 million.

Shirley Basin, our other material property, and second flagship property, is one of the assets we acquired as a part of the Pathfinder acquisition in 2013. We also acquired all the historic geologic and engineering data for the project. During 2014, we completed a drill program of a limited number of confirmatory holes to complete an NI 43-101 mineral resource estimate which was released in August 2014; subsequently, an NI 43-101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. See also “Shirley Basin ISR Uranium Project S-K 1300 Report,” below. Baseline studies necessary for the permitting and licensing of the project commenced in 2014 and were completed in 2015.

In December 2015, our applications for a permit and license to mine at Shirley Basin was submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). The Wyoming Uranium Recovery Program (“URP”) issued our source material license and the Land Quality Division (“LQD”) issued the permit to mine for Shirley Basin in 2021. We received approvals for the project from the U.S. Bureau of Land Management (“BLM”) in 2020. Therefore, all major authorizations to construct and operate at Shirley Basin have been received. We have begun construction and development at the site, with construction of the satellite plant planned in 2025. We anticipate production will begin at Shirley Basin in Q1 2026.

We currently have seven multi-year sales agreements for delivery of a base quantity ranging between 440,000 and 1,300,000 pounds U3O8 annually from 2025 through 2030. Our agreements also provide for smaller 100,000-pound annual deliveries in 2032 and 2033.

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

We continue to make great strides in reducing water consumption. The first such achievement was the implementation of a Class V treatment system which became operational in 2017. The system includes water treatment and injection of the clean water into a shallow formation where it can be accessed by future generations. Since implementation of the Class V system, the generation of wastewater during production has been reduced significantly. To further reduce water consumption and enhance IX effectiveness, detailed design and engineering work is progressing for a filtration and wastewater treatment facility, together with procurement of equipment. Field construction will occur as appropriate as design work advances. The system, as envisioned, will allow for more effective use of current and future deep disposal wells working in conjunction with the Class V water recycling system while preserving precious water resources. Our goal is to further reduce wastewater generation by at least an additional 70 percent.

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

The restoration circuit may be utilized in the production as well as the post-mining phases of the operation. The RO is utilized as a part of our Class V recycling circuit to minimize the wastewater stream generated during production. Once production is complete, the groundwater must be restored to its pre-mining water quality or to concentrations that support the pre-mining class of use. The first step of restoration involves removing a small portion of the groundwater and disposing of it (commonly known as groundwater sweep). Following sweep, the groundwater is treated utilizing RO and re-injecting the clean water. Finally, the groundwater is homogenized and sampled to ensure the cleanup is complete, concluding the restoration process.

Our Lost Creek processing plant was constructed beginning in 2012, with production operations commencing in August 2013. Following receipt of amendments to our source material license in 2021, the licensed capacity of our Lost Creek processing plant allows for up to 2.2 million pounds U3O8 per year, of which up to 1.2 million pounds U3O8 per year may be produced from Lost Creek wellfields. The Lost Creek plant and the allocation of resources to mine units and resource areas were designed to generate approximately one million pounds of production per year at certain flow rates and uranium concentrations subject to regulatory and license conditions. The excess capacity in the design of the processing circuits of the plant is intended, first, to facilitate routine (and non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity was also designed to allow us to process uranium from other mineral projects in proximity to Lost Creek if circumstances warrant in the future (e.g., Shirley Basin Project) or, alternatively, to be able to contract to toll mill/process product from other uranium mine sites in the region. The design permits us to conduct either of these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

We plan for the Lost Creek processing facility to be utilized for the drying and packaging of uranium from Shirley Basin, for which we are building only a satellite plant. However, the Shirley Basin license and permit allows for the construction of a full processing facility, providing greater construction and operating flexibility as future market conditions may suggest.

Our Mineral Properties

Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Montana
Wyoming
POWDER RIVER BASIN
Sheridan
Sheridan
Cody
Big Horn
Park
Crook
Sundance
Buffalo
Gillette
Teton
Worland
Washakie
Uranium Energy Corp. Willow Creek
Weston
Hot Springs
Newcastle
Campbell
South Dakota
Jackson
Thermopolis
Johnson
Idaho
Fremont
Sublette
Natrona
WIND RIVER BASIN
CAMECO ISR Smith Ranch
Riverton
Pinedale
Niobrara
Lander
LUCKY MC
Casper
Douglas
Lusk
Granite Mountains
SHIRLEY BASIN
GREEN RIVER BASIN
Converse
RS
SHIRLEY BASIN
Goshen
NORTH HADSELL
Lincoln
LOST CREEK PROPERTY
Wheatland
Nebraska
Torrington
Rio Tinto Sweetwater Mill
GREAT DIVIDE BASIN
LOST SOLDIER
Kemmerer
Platte
Rawlins
Wamsutter
Rock Springs
Albany
Sweetwater
Carbon
Laramie
Evanston
Laramie
Cheyenne
Uinta
Utah
Colorado

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

Our mineral resources reported pursuant to S-K 1300 for our material properties Lost Creek Property and Shirley Basin Project are summarized here and discussed below at “Lost Creek ISR Uranium Property S-K 1300 Mineral Resources” and “Shirley Basin ISR Uranium Project S-K 1300 Mineral Resources.”

Resource Summary (December 31, 2024)

	Measured			Indicated			Inferred
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Assumed
Project	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	Pricing

Wyoming Uranium Projects
Lost Creek Property (after production)(7)	0.049	8,664	8,506	0.044	4,586	4,011	0.043	7,991	6,807	$55.00 to $87.20
Shirley Basin Project	0.269	1,412	7,598	0.116	554	1,290	—	—	—	$82.46 to $86.21
TOTAL	0.080	10,076	16,104	0.052	5,140	5,301	0.043	7,991	6,807

MEASURED & INDICATED				0.070	15,216	21,405
INFERRED							0.043	7,991	6,807

Notes: (please also see notes related to each of the mineral resource summary tables below, for the Lost Creek Property and the Shirley Basin Project)

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
3.	Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards. Recovery at Lost Creek to date has exceeded the industry standard of 80%.
4.	Measured, Indicated, and Inferred (where estimated) Mineral Resources as defined in S-K 1300.
5.	Resources set forth above are reported through December 1, 2024 for Lost Creek (with production reconciled through December 31, 2024) and through December 31, 2024 for Shirley Basin.
6.	All reported resources occur below the static water table at Lost Creek and below the historical, pre-mining static water table at Shirley Basin.
7.	Related to Lost Creek, through December 31, 2024, 3.104 million lbs. of U3O8 have been produced from the Lost Creek Project HJ Horizon. The Lost Creek TRS reflected 2.838 million lbs. of U3O8 produced from the Lost Creek Project HJ Horizon as of December 31, 2023.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
9.	Variable pricing for each, based upon projections of market analysts and industry experts, and assumptions for operations at each property, including sales contracts, are as shown, and set forth in the respective S-K 1300 Initial Assessments filed in March 2024.

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

The Lost Creek Property is located as shown here:

LOST CREEK PROPERTY
GREAT DIVIDE BASIN, WYOMING
Great Divide Basin, Wyoming, USA
Montana
South Dakota
Nebraska
Idaho
Utah
Colorado
Sheridan
Big Horn
Crook
Park
Johnson
Campbell
Washakie
Teton
Hot Springs
Weston
Natrona
Fremont
Converse
Niobrara
Sublette
Casper
Lost Creek
Platte
Lincoln
Great Divide Basin
Goshen
Sweetwater
Rawlins
Albany
Carbon
Laramie
Cheyenne
Uinta
I-90
I-25
I-80
N
0
50
100
miles

Production Operations

Following receipt of the final regulatory authorization in October 2012, we commenced construction at Lost Creek. Construction included the plant facility and office building, installation of all process equipment, installation of two access roads, additional power lines and drop lines, deep disposal wells, construction of two holding ponds, a multi-purpose warehouse facility, and drill shed building. In August 2013, we received operational approval from the NRC and commenced production operations. See also discussion of the operational methods used at Lost Creek, above, under “Business and Properties.”

At year-end 2024, all wells to support the originally planned 13 header houses (“HHs”) in Mine Unit 1 (“MU1”) have been completed and have operated, as have the first 11 HHs in Mine Unit 2 (“MU2”). The first three HHs in MU2 have been producing since 2018; two new HHs came online in 2023 and six new header houses came online in 2024. We have brought HHs 2-12 and 2-13 online in Q12025.

Beginning in 2020 Q3 we maintained reduced production operations at Lost Creek. In 2021-2022, we had nominal production at Lost Creek. In December 2022, a ramp-up decision was made to return Lost Creek to commercial level production operations. In 2023, we captured 103,487 pounds U3O8 and began drying and packaging yellowcake. In 2024, we captured 265,746 pounds U3O8.

The production at Lost Creek, for the past three years, is set forth here:

	2024	2023	2022
Pounds U3O8 Captured	265,746	103,487	325

Lost Creek ISR Uranium Property S-K 1300 Mineral Resources

An updated Initial Assessment Technical Report Summary on the Lost Creek ISR Uranium Property Sweetwater County, Wyoming, USA (the “Lost Creek Report”) was filed with as an exhibit to our Annual Report of Form 10-K filed in March 2024 and provided the mineral resource estimates and preliminary economic analysis in respect of the Lost Creek Property. The Lost Creek Report was prepared by WWC Engineering. The Lost Creek Report reflects the updated mineral resource estimates, production operations, and operational and development costs to December 31, 2023.

In 2024, we continued our ramp-up of operations at Lost Creek, with additional development drilling in MU2 and MU1 Phase 2, as well delineation drilling in MU5. The drilling, generally, was not intended to expand the mineral resources, although, as was expected, the delineation drilling did identify additional inferred mineral resources. The changes to the mineral resource in other areas confirmed earlier estimates and allowed categorization of mineral resource to be heightened (e.g., from inferred to indicated and from indicated to measured). Resources recovered through production operations are subtracted from measured resources. We utilized a cut-off of December 1, 2024, with respect to estimating our mineral resources at Lost Creek to facilitate timely completion of our year-end estimate. Due to winter weather conditions and holiday slow-down, December is a considerably slower drilling month. Reconciliation of pounds recovered is reflected as at December 31, 2024.

The mineral resources at the Lost Creek Property are as follows:

Lost Creek Property - Resource Summary (December 31, 2024)

	Measured			Indicated			Inferred
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Project	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	0.049	10,430	10,145	0.046	2,482	2,278	0.043	3,740	3,215
Production through 12/31/2024	0.049	(3,167)	(3,104)	—	—	—	—	—	—
LC EAST	0.052	1,401	1,465	0.042	1,883	1,568	0.042	2,954	2,481
LC NORTH	—	—	—	—	—	—	0.045	644	581
LC SOUTH	—	—	—	0.037	221	165	0.039	637	496
LC WEST	—	—	—	—	—	—	0.109	16	34
EN	—	—	—	—	—	—	—	—	—
TOTAL	0.049	8,664	8,506	0.044	4,586	4,011	0.043	7,991	6,807

MEASURED & INDICATED				0.047	13,250	12,517
INFERRED							0.043	7,991	6,807

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	% eU3O8 is a measure of gamma intensity from a decay product of uranium and is not a direct measurement of uranium. Numerous comparisons of eU3O8 and chemical assays of Lost Creek rock samples, as well as PFN logging, indicate that eU3O8 is a reasonable indicator of the chemical concentration of uranium.
3.	Table shows resources based on grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
4.	Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards. Recovery at Lost Creek to date has exceeded the industry standard of 80%.
5.	Measured, Indicated, and Inferred Mineral Resources as defined in S-K 1300.
6.	Mineral Resources are calculated with drilling to December 1, 2024 and recovery reconciliation figures to December 31, 2024.
7.	All reported resources occur below the static water table.
8.	3.104 million lbs. U3O8 were produced from the Lost Creek Project HJ Horizon as of December 31, 2024.
9.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
10.	The point of reference for resources is in situ at the Property.

Information shown in the table above may differ from the disclosure requirements of the Canadian Securities Administrators. See Cautionary Note to Investors Concerning Disclosure of Mineral Resources, above.

Lost Creek Property - Resource Variance (December 31, 2024 compared to December 31, 2023)

	Measured			Indicated			Inferred
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Project	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
LOST CREEK	—	398	326	—	(217)	(225)	(0.002)	906	688
Production	—	(271)	(266)	—	—	—	—	—	—
LC EAST	—	—	—	—	—	—	—	—	—
LC NORTH	—	—	—	—	—	—	—	—	—
LC SOUTH	—	—	—	—	—	—	—	—	—
LC WEST	—	—	—	—	—	—	—	—	—
EN	—	—	—	—	—	—	—	—	—
TOTAL	—	127	60	—	(217)	(225)	—	906	688

MEASURED & INDICATED				(0.001)	(90)	(165)
INFERRED							—	906	688

As discussed in the Lost Creek Report, the economic analysis upon which the mineral resources were evaluated assumes a variable price per pound U3O8 over the life of the Lost Creek Property. The pricing for anticipated sales in the report ranges from $55.00 to $87.20 per pound U3O8. The sale price in the Report for the produced uranium was based on existing and reasonably assumed sales commitments through 2030, and consensus pricing using an annual simple average of the projections of long-term pricing made by expert market analysts.

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

The 2024 Lost Creek mineral resource estimate includes drill data and analyses of approximately 5,680 historic and current holes and over 3.19 million feet of drilling at the Lost Creek Project alone. With the acquisition of the Lost Creek Project, we acquired logs and analyses representing approximately 360,000 feet of data. Since our acquisition of the project, approximately 5,108 holes and wells have been drilled at Lost Creek. This figure now includes development drilling through 2024. Additionally, drilling from the Adjoining Projects, both historical and our drill programs, is included in the mineral resource estimate. This represents ~2,400 additional drill holes (1.3 million feet).

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

The timing restrictions developed by the State preclude exploration drilling and other non-operational based activities which may disturb the sage grouse. The sage grouse timing restrictions relevant to ISR production and operational activities at Lost Creek are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. While our sage grouse adaptive management plan includes certain calendar restrictions on drilling and construction activities, there are no calendar restrictions on production and operational activities in pre-approved disturbed areas within our permit to mine, and the limitations in the sage grouse management plan are not expected to affect our planned production profile.

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

In 2014, applications for amendments to the Lost Creek license were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of the LC East Project. The BLM issued its ROD authorizing the plan in 2019. The NRC participated in this review as a cooperating agency. In 2018, Wyoming assumed responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, oversees the licensing process for source material licenses as well as the operations of licensees in Wyoming. The URP has demonstrated that its integration into the overall WDEQ oversight of uranium recovery streamlines the process of licensing, offers greater consistency in authorizations and oversight, and results in reduced costs in the licensing phase. The URP issued a source material license for LC East in 2021. Also in 2021, we submitted a license renewal for the Lost Creek source material license. The renewal is under technical review with the URP.

A permit amendment requesting approval to mine at the LC East Project was also submitted to the WDEQ. The air quality permit for Lost Creek will be revised to account for additional surface disturbance at the LC East Project. Certain of our earlier Sweetwater County approvals have been amended. Numerous well permits from the State Engineer’s Office will be required. It is anticipated that the remaining permit to mine amendment and aquifer exemption will be completed prior to our planned production schedule.

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

There are no royalties at the Lost Creek Project, except on the State of Wyoming mineral lease as provided by law. Currently, there is only limited production planned from the state leased lands. There is a production royalty of one percent on certain claims of the LC East Project, and other royalties on certain claims at the LC South and EN Projects, as well as the other State of Wyoming mineral leases (LC West and EN projects).

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

History and Geology of the Lost Creek Property

Uranium was discovered in the Great Divide Basin, where Lost Creek is located, in 1936. Exploration activity increased in Wyoming in the early 1950s after the Gas Hills District discoveries, and continued to increase in the 1960s, with the discovery of numerous additional occurrences of uranium. Wolf Land and Exploration (which later became Inexco), Climax (Amax) and Conoco Minerals were the earliest operators in the Lost Creek area and made the initial discoveries of low-grade uranium mineralization in 1968. Kerr-McGee, Humble Oil, and Valley Development, Inc. were also active in the area. Drilling within the current Lost Creek Project area from 1966 to 1976 consisted of approximately 115 wide-spaced exploration holes by several companies including Conoco, Climax, and Inexco.

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

In 2000, New Frontiers Uranium, LLC acquired the property and database from PNC Exploration, but conducted no drilling or geologic studies. New Frontiers Uranium, LLC later transferred the Lost Creek Project-area property along with its other Wyoming properties to its successor NFU Wyoming. In 2005, Ur-Energy USA purchased 100% ownership of NFU Wyoming.

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

Shirley Basin Mine Site (Shirley Basin, Wyoming)

As a result of the Pathfinder acquisition, we own the Shirley Basin Project, from which Pathfinder and its predecessors historically produced more than 28 million pounds of U3O8, primarily from the 1960s until the early 1990s. Pathfinder’s predecessors included COGEMA, Lucky Mc Uranium Corporation, and Utah Construction/Utah International. Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium pricing, and facility reclamation was substantially completed. After the cessation of open pit uranium mining operations at Shirley Basin in 1992, two historical resource areas on the project were identified as potentially suitable for ISR mining. These two areas are the FAB Resource Area or FAB Trend and Area 5.

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

Site infrastructure is excellent. A road which traverses the project and provides access from the south was upgraded and other roads were constructed in 2024. A septic system has been installed. Several support facilities remain from the historical operations, which are being refurbished to house drilling and casing supplies, maintenance and offices. A regional power transmission line (69 kV) passes through the northern portions of the project. An existing energized power line leads to a substation near the field office, and from there additional power lines have been installed to the FAB Trend. The historical substation is currently being refurbished with the goal of completing the upgrade early in Q4 2025. A backup trailer-mounted substation is available if the upgrade is not timely completed.

A licensed waste disposal site for 11e.(2) byproduct material is currently operating adjacent to the fully reclaimed tailings complex. The tailings facility at the Shirley Basin site is one of the few remaining facilities in the U.S. that is licensed to receive and dispose of by-product waste material from other in situ uranium mines. We assumed operation of the byproduct disposal site in 2013 and continue to accept deliveries under several existing contracts.

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

Shirley Basin Project
Carbon County,
Wyoming
T28N R79W
T28N R78W
18
17
15
19
20
21
22
23
Existing Access Rd
57 miles to Casper via
State Highways 487
and 220
Permit
Boundary
30
29
28
27
26
487
PMC Surface and Mineral Property
Rights in Permit Area (shaded)
Planned Plant
Location
31
32
33
34
35
34 miles to
Medicine Bow
T28N R78W
T27N R78W
N
0
2
miles
06
04
03
02
Existing Access Rd

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

Shirley Basin ISR Uranium Project S-K 1300 Mineral Resources

An updated Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project Carbon County, Wyoming USA, as amended (the “Shirley Basin Report”) was filed with our Annual Report on Form 10-K/A filed in March 2024 and provides the mineral resource estimates and preliminary economic analysis in respect of the Shirley Basin Project. The Shirley Basin Report was prepared by WWC Engineering. The Shirley Basin Report reflects updated detailed planning of wellfields, construction plans and operational and development costs to December 31, 2023.

While we conducted only a nominal amount of drilling at Shirley Basin during 2024, which was primarily installation of monitor wells and other design-oriented drillholes, the mineral resource estimate for the project changed slightly. Mineral resources at the Shirley Basin Project at December 31, 2024 are as follows:

Shirley Basin Project - Resource Summary (December 31, 2024)

	Measured			Indicated
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Resource Area	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
FAB TREND	0.273	1,218	6,653	0.117	463	1,081
AREA 5	0.243	194	945	0.115	91	209
TOTAL	0.269	1,412	7,598	0.116	554	1,290

MEASURED & INDICATED				0.226	1,966	8,888

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Based on grade cutoff of 0.020 % eU3O8 and a grade x thickness (GT) cutoff of 0.25 GT.
3.	Mineral processing tests have been conducted historically and by the Company and indicate that recovery should be at or about 80%, which is consistent with industry standards.
4.	Measured and Indicated mineral resources as defined in S-K 1300.
5.	All reported resources occur below the historical, pre-mining static water table.
6.	Average grades are calculated as weighted averages. The minor change to the average grade at the FAB Trend is the result of 2024 drilling and the minor addition to the resource.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	The economic analysis upon which the mineral resources were evaluated assumes a variable price per pound for U3O8 over the life of the Shirley Basin Project, as discussed in the Shirley Basin Report. The projected pricing for anticipated sales ranges from $82.46 to $86.21 per pound U3O8.
9.	The point of reference for resources is in situ at the project.

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

There has been no material change in the mineral resources estimated in the Shirley Basin Report (mineral resources at December 31, 2023). The drilling we conducted in 2024 was primarily for the installation of monitor wells and was not designed to delineate additional resources. In addition to the 125 monitor wells, we drilled approximately 25 holes to obtain additional information for planning and design of the wellfield. In the process of drilling wells interior to the FAB Trend, and continuing our analyses of Area 5, there is a resulting additional mineral resource of a non-material amount (~72,000 pounds). The information obtained through the drill program will inform our planning for development and operational activities.

Shirley Basin Project  - Resource Variance (December 31, 2024 compared to December 31, 2023)

	Measured			Indicated
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Resource Area	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
FAB TREND	(0.007)	46	79	(0.002)	7	—
AREA 5	—	(1)	(2)	—	(2)	(5)
TOTAL	(0.006)	45	77	(0.002)	5	(5)

MEASURED & INDICATED				(0.004)	51	72

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

Each of the following described uranium exploration stage projects is 100% owned and controlled by our exploration and land holding company, NFU Wyoming, except the Lucky Mc project which is held by Pathfinder. Mineral resource estimations for the following projects pursuant to S-K 1300 have not been completed. Each of the uranium projects contains roll-front style uranium mineralization and appear to be amenable to ISR, pending further exploration and analysis at each. We have historical data on each of the properties, as well as drill data and/or other exploration data from our exploration work at several of the projects. Future exploration activities for the Wyoming uranium projects are anticipated to be further drilling, which would proceed pursuant to drilling notices obtained from the WDEQ and BLM. There is no ongoing production at any of these mineral projects. Because of the persistent downturn in the uranium market in recent years, we maintained our focus on operations at Lost Creek and the permitting process and development of Shirley Basin, while deferring costs of exploration at other projects. As we continue to ramp-up our production operations at Lost Creek, and build out Shirley Basin for operations, our financial priorities will primarily remain with those projects.

The map below provides the location of each of the additional projects in the GDB, Wyoming, including their proximity to the Lost Creek Property.

RS
North Hadsell
Lost Soldier
Bairoil
WY 73
Arrow
Lost Creek Plant
Lost Creek Property
Freemont Co.
Sweetwater Co.
Carbon Co.
28N 95W
28N 94W
28N 93W
28N 92W
28N 91W
28N 90W
28N 89W
27N 95W
27N 94W
27N 93W
27N 92W
27N 91W
27N 90W
27N 89W
26N 95W
26N 94W
26N 93W
26N 92W
26N 91W
26N 90W
26N 89W
25N 95W
25N 94W
25N 93W
25N 92W
25N 91W
25N 90W
25N 89W
24N 95W
24N 94W
24N 93W
24N 92W
24N 91W
24N 90W
24N 89W
N
0
2
4
8
Miles
Sources: Esri, USGS, NOAA

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

PMC Patented Land
PMC Lode Claims
PMC State Leases
T33N R90W
T32N R90W
32N 91W
32N 90W
0 0.25 0.5 1 1.5 2
Miles
N

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

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. On a global basis, this competition continues to include a significant number of state-owned or sponsored entities. Because of the greater financial resources of these companies, competitive bid processes on off-take sales agreements remain difficult. Beyond that, in the U.S., the competitive bid process for other contracts and opportunities is and will be challenging; this competition extends to the further acquisition and development of properties. Additionally, these larger (or state-owned) companies have greater resources to continue with their operations during periods of depressed and volatile market conditions.

Unlike other commodities, uranium does not trade on an open market. Contracts are negotiated privately by buyers and sellers. Since 2022, we have secured new term agreements for sales of uranium at fixed pricing and other set delivery terms. Under our agreements, base quantity deliveries between 440,000 and 1,300,000 pounds U3O8 annually are expected to be delivered from 2025 through 2030; additional commitments of 100,000 pounds U3O8 per year have been made to a customer in 2032 and 2033. Several of our sales agreements permit the customer to ‘flex’ the base annual delivery quantity up or down by up to 10% of the base amount and in some cases extend the deliveries into subsequent years.

Uranium prices are published by two of the leading industry-recognized independent market consultants, UxC, LLC and TradeTech, LLC, who publish on their respective websites. The following information reflects an average of the per pound prices published by these two consulting groups for the end of the periods indicated:

End of Year:	2019	2020	2021	2022	2023	2024
Spot price (US$)	$24.93	$30.20	$42.05	$47.68	$91.00	$72.63
LT price (US$)	$32.50	$35.00	$42.75	$52.00	$68.00	$80.50

End of Month:	11/30/24	12/31/24	01/31/25	02/28/25	03/31/25	04/09/25
Spot price (US$)	$77.13	$72.63	$69.28	$65.03	$64.23	$64.80
LT price (US$)	$81.50	$80.50	$81.00	$80.00	$80.00	$80.00

The long-term price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 36 months), and quantity flexibility (up to ±10%) considerations.

Strong competition in the uranium industry is also felt in the pursuit of qualified personnel and contractors, drill companies and equipment, and other equipment and materials. As the industry is revitalized through changes in market pricing and other fundamental changes in the uranium market, this type of competition for expertise, staffing and equipment has become more significant and is expected to remain challenging. Additionally, in Wyoming, inter-industry competition for qualified labor is more challenging during times in which oilfield and renewable energy projects maintain or increase staffing levels.

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

Compliance with these laws and regulations imposes substantial costs on us and may subject us to significant potential liabilities or impacts to operations or project development. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. Compliance with all current regulations, including but not limited to the environmental and safety regulatory schemes, is an integral part of our day-to-day business, management and staff commitment and expenditures. The costs attendant to compliance are understood and routinely budgeted and are generally comparable to those of other U.S. uranium companies and other natural resources companies in the U.S. and Canada. It should be noted that environmental protections and regulatory oversight thereof vary significantly outside North America, particularly in Kazakhstan and Russia, where state-owned enterprises operate with only limited or more relaxed regulatory oversight related to environmental and worker safety.

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

The State of Wyoming has developed a “core-area strategy” to help protect the sage grouse within certain core areas of the state. The Lost Creek Property is within a designated core area and is thus subject to work activity calendar restrictions pursuant to the core-area strategy. The timing restriction precludes exploration drilling and other non-operational based activities which may disturb the sage grouse. The sage grouse timing restrictions relevant to ISR production and operational activities at Lost Creek are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. While our approved sage grouse adaptive management plan includes certain calendar restrictions on drilling and construction activities, there are no calendar restrictions on production and operational activities in pre-approved disturbed areas within our permit to mine, and the limitations in the sage grouse management plan are not expected to affect our planned production profile.

The BLM also prepared and issued environmental impact statements for, and issued amendments to, Resource Management Plans  related to the sage grouse, which have been amended from time to time.

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

Our Employees

At December 31, 2024, Ur-Energy USA had 17 regular full-time employees: six in its Littleton, Colorado office and 11 in its Wyoming offices. At that date, Lost Creek ISR, LLC employed 84 people on a full-time regular basis. Additionally, Ur-Energy USA has three regular part-time employees. None of our other subsidiaries had employees in 2024. Ur-Energy Inc. had no employees during 2024. While we have continued to face challenges of recruitment and retention in hiring for the ramp-up at Lost Creek, we are experiencing stronger retention and are building a core group, including managers, which allows for more complete training and a more robust safety culture. We began hiring for our Shirley Basin project in early 2025.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1300, Ottawa, Ontario K1P 6L5. Our North American Operations Headquarters is located at 1478 Willer Drive, Casper, Wyoming 82604, where our new construction facility and chemical laboratory are now both fully operational. Lost Creek operational offices are located at 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336. Shirley Basin is located at 164 County Road 2, Medicine Bow, Wyoming 82329. Our U.S. Corporate headquarters is located at 10758 West Centennial Road, Suite 200, Littleton, Colorado 80127.

Available Information

Detailed information about Ur-Energy is contained in our annual reports, quarterly reports, current reports on Form 8-K, and other reports, and amendments to those reports that we file with or furnish to the SEC and the Canadian regulatory authorities. These reports are available free of charge on our website, www.ur-energy.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the Canadian regulatory authorities. However, our website and any contents thereof should not be considered to be incorporated by reference into this annual report on Form 10-K.

We will furnish copies of such reports free of charge upon written request to our Corporate Secretary:

Ur-Energy Inc.

Attention: Corporate Secretary

10758 West Centennial Road, Suite 200

Littleton, Colorado 80127

Telephone: 1-720-981-4588

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

Risk Factors Related to the Uranium Markets and Nuclear Fuel Cycle Industries

We have entered into term sales contracts for a portion of our Lost Creek and Shirley Basin production; however, we may be unable to enter into additional term sales contracts in the future on suitable terms and conditions.

We have secured term sales contracts for annual base commitments between 440,000 and 1,300,000 pounds U3O8 annually between 2025 and 2030, with at least 100,000 pounds U3O8 committed in each of 2032 and 2033. While we continue to respond to requests for proposals from nuclear fuel purchasers, there is no certainty that we will be able enter additional term sales agreements at suitable pricing and other terms to support longer-term production at Lost Creek and Shirley Basin. The failure to complete additional term sales contracts on suitable terms could adversely impact our operations and resulting cash flows and income.

The uranium market, including the price of U3O8, is volatile and has limited customers.

The price of uranium is volatile and has experienced and may continue to experience significant price movements over short periods of time. Spot pricing reached lows at or below $20 per pound U3O8 in recent years. Although current spot pricing remains significantly improved from those recent lows, pricing continues to demonstrate volatility: at December 31, 2023, the price of U3O8 was $91.00 per pound and at December 31, 2024, the price was $72.63 per pound U3O8. Factors beyond our control affect the market, including demand for nuclear power; changes in public acceptance of nuclear energy; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; changes in governmental regulations; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved production methods; the future viability and acceptance of small modular reactors or micro-reactors and the related fuel requirements for this new technology; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste; and global economics, including currency exchange rates, interest rates and expectations of inflation. Any future accidents, or threats of or incidents of war, civil unrest or terrorism, at nuclear facilities are likely to also impact the conditions of uranium mining and the use and acceptance of nuclear energy. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties, cannot accurately be predicted.

The uranium industry is highly competitive and nuclear energy competes with other energy sources.

The national and international uranium industry is small and highly competitive. Our activities are directed toward the exploration for, and evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures we made will result in discoveries of commercial quantities of uranium production. There is aggressive competition within the uranium mining industry for the discovery, acquisition and development of properties considered to have commercial potential. We compete with other companies for the opportunity to participate in promising projects, and many of those competing entities have greater financial resources than we have and/or are state-sponsored entities. Similarly, we market our product to a limited number of purchasers in competition with supplies from a very limited number of competitors, most of whom currently are state-sponsored operations producing at lower, subsidized costs.

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

Lack of acceptance of, or outright opposition to, nuclear energy could impede our business.

Our future business prospects are tied to the electrical utility industry in the U.S. and worldwide. Continuing fundamental changes in the utility industry, particularly in the U.S. and Europe, are expected to affect the market for nuclear and other fuels for years to come and may result in a wide range of outcomes, including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of nuclear technology as a means of generating electricity. Unique political and public perception factors impact the nuclear fuel cycle industries, including uranium producers. Some government entities and non-governmental organizations continue to aggressively oppose certain mining activities including specifically uranium recovery. These actions may affect our operations even if the opposition is directed at entities or projects unrelated to our Company. Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry. Following the events of March 2011 in Fukushima Japan, worldwide reaction called into question the public’s confidence in nuclear energy and technology, and the impact continues in many countries. Additionally, media coverage about uranium production and nuclear energy may be inaccurate or non-objective and further negatively impact public perception of our industry.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities increasingly expensive, and may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations, which may change at any time. Environmental legislation and regulation continue to evolve in ways which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, increased reclamation obligations and attendant costs (and costs of bonding), and a heightened degree of responsibility for companies and their officers, directors and employees. Various regulatory actions related to the protection of the greater sage grouse, for example, are ongoing. Recurring consideration of additional EPA rulemakings, CERCLA revisions and other changes and further restrictions, including within the regulations promulgated pursuant to the General Mining Law, could have significant impact on our operations and other mineral projects. Moreover, compliance with environmental quality requirements, reclamation laws and other restrictions imposed by federal, state and local authorities may require significant capital outlays and consume additional staff and management time, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historic exploration activities have occurred on many of our properties, and mining and energy production activities have occurred on or near certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, or historic activities require remediation, potential liability may exist under federal or state remediation statutes for which we may be inadequately bonded or insured.

Risk Factors Related to our Mining Operations

Operational and related challenges may continue as we return to steady-state commercial operations at Lost Creek and build out Shirley Basin for production operations.

Challenges have been encountered in our return to commercial production operations at Lost Creek. The extended time the site was maintained on reduced production operation, the required operational refinements and maintenance as operations were restarted, and other commissioning issues have caused delays in achieving production rates on the planned schedule. Challenges with recruitment, training and retention of staff were also experienced. These challenges may continue at Lost Creek until steady-state full rates of production are reached and maintained. As we build out Shirley Basin, we may encounter delays in construction, availability of materials and equipment, labor and contractor availability on a timely basis and other construction and ramp-up challenges. Continuing challenges in operations at Lost Creek and delays, cost overruns or operational challenges at Shirley Basin could affect our ability to achieve our production plans, and timely deliveries of contractual commitments to our customers, thereby negatively affecting our business, financial condition, results of operations and cash flow.

Our mining operations involve significant hazards and risks and the possibility of uninsured losses.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where we began ramp-up to renewed commercial operations in 2023. Lost Creek is a remote site in south-central Wyoming. Lost Creek, Shirley Basin, and our other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote mining and work sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during adverse winter weather and road conditions. Additionally, these operations are subject to perceived risks, and the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, such as water management and treatment, including wastewater disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and availability of materials and parts for operations and construction, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, and natural disasters (e.g., fire, tornado), any of which could result in damage to, or destruction of, production facilities, or other property, personal injury or death, environmental damage and possible legal liability. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves. There is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under SEC Subpart 1300 of Regulation S-K (“S-K 1300”) or Canadian National Instrument 43-101 (“NI 43-101”). See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only and may be inaccurate. We have established the existence of uranium resources for certain uranium projects, including at the Lost Creek Property. We have not established proven or probable reserves, as defined under S-K 1300 or NI 43-101, through the completion of a feasibility study for any of our uranium projects, including the operating Lost Creek Project. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan to utilize ISR methods, such as Lost Creek and Shirley Basin. As a result, and despite the fact that we have produced U3O8 at the Lost Creek Project since 2013, there is increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

All estimates are, to some degree, uncertain; with in situ recovery, this is due in part to limited sampling information collected prior to mining. For these reasons, estimates of the recoverable mineral resources prepared by different professionals, or by the same professionals at different times, may vary substantially. As such, there is significant uncertainty in any mineral resource estimate and actual deposits encountered and the economic viability of a deposit may differ materially from our estimates.

We are depleting our mineral resources and must develop additional resources to sustain ongoing operations.

We have been in production operations for more than a decade and are depleting the estimated mineral resource at Lost Creek, which remains our only uranium recovery operation until we bring Shirley Basin online. As a result, we must be able to continue to conduct exploration and develop additional mineral resources. During the extended downturn in the uranium market, resulting in our reduced operations at Lost Creek and related conservative preservation of our treasury, we did not pursue exploration for additional mineral resources. Although we intend to reinvigorate those programs, there can be no assurance we will discover additional economic uranium mineral resources to sustain and extend our operations. While there remain large areas of our Lost Creek Project which require additional exploration, we will need to continue to explore all project areas of the Lost Creek Property and our other mineral properties in Wyoming, or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but such estimates may not be correct.

Our property title and rights may be uncertain and could be challenged.

Although we have obtained title opinions with respect to certain of our properties, there is no guarantee that title to any of our properties will not be challenged or impugned. Third parties may have valid claims underlying portions of our interests. Our mineral properties in the U.S. consist of leases covering state lands, unpatented mining claims and millsite claims, and patented mining claims and lands. Many of our mining properties in the U.S. are unpatented mining claims to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper posting and marking of boundaries and possible conflicts with other claims not determinable from descriptions of record. The present status of our unpatented mining claims located on public lands allows us the exclusive right to mine and remove valuable minerals. We are allowed to use the surface of the public lands solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the U.S. We remain at risk that the mining claims may be forfeited either to the U.S. or to rival private claimants due to failure to comply with statutory and regulatory requirements. Certain of the changes which have been proposed in recent years to amend or replace the General Mining Law, could have an impact on the rights we currently have in our patented and unpatented mining and millsite claims. Similarly, we believe that we have the necessary rights to surface use and access in areas for which we have mineral rights other than pursuant to a federal unpatented mining claim. Those rights may also be challenged, resulting in delay or additional cost to assert and confirm our rights. We have taken or will take appropriate curative measures to ensure proper title to our mineral properties and rights in surface use or access, where necessary and where possible. Additionally, our state leases have fixed terms and, while renewals have historically been granted upon timely application, there is no certainty there will not be changes to rights granted and/or the state lands procedures, either of which could negatively affect our mineral projects.

Our mining operations are subject to numerous environmental laws, regulations and licensing and permitting requirements that can delay production and adversely affect operating and development costs.

Our business is subject to extensive federal, state and local laws governing all stages of exploration, development and operations at our mineral properties, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, endangered species protections, and numerous other matters. Exploration, development, and production operations are also subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, particularly with respect to uranium recovery, to monitor the discharge of wastewater and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, groundwater, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of any of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation. Many of these laws and regulations have tended to become more stringent over time, which appears will continue to be the trend in coming years. Any change in such laws or imposition of fines or restrictions in operations as a result of violations could have a material adverse effect on our financial condition, cash flow or results of operations. There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. There is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted. Certain recent judicial decisions affecting agency decisions and Administrative Procedures Act precedents, as well as recent agency actions and the significant restrictions proposed by the current U.S. federal administration related to agency staffing and permitting procedures and timelines all are an evolving landscape and create uncertainty and possible additional cost, delays, litigation and negative effects for our business and operations.

Our operations require licenses and permits from various governmental authorities. We believe we hold all necessary licenses and permits under applicable laws and regulations to carry on the activities which we are currently conducting and hold or are pursuing such licenses and permits for activities which are currently proposed, with reasonable expectations of timely receipt. Such licenses and permits are subject to changes in regulations and changes in various operating circumstances. There can be no guarantee that we will be able to timely obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities (or amendments to extend, expand or alter existing operations), including constructing mines, milling or processing facilities and commencing or continuing exploration or mining activities or operations at any of our properties. The uncertainty of the time for and outcome of regulatory processes has grown substantially as the new administration’s Department of Government Efficiency has begun to eliminate jobs, funding and other resources. In addition, if we proceed to production on any other property or new geologic horizon, we must obtain and comply with permits and licenses which will contain specific operating conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any and all such conditions. The ability to timely obtain all required authorizations may become more of an issue with regulatory agencies facing staffing challenges similar to those our industry is encountering, as experienced staff retire or leave government, including those with highly specialized knowledge specific to uranium recovery and radiation safety.

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

If enacted, such legislation could, among other effects, change the cost of holding unpatented mining claims or leases or the duration for which the claims or leases could be held without development, and could significantly impact our ability to develop locatable mineral resources on our patented and unpatented mining claims. Although it is impossible to predict what any legislated royalties might be, implementation could adversely affect the potential for development of mineral properties, as well as the economics of existing operating mines. Passage of such legislation could adversely affect our financial performance, if passed, including proposals imposing a royalty or otherwise impacting holding and operational costs of mining claims could render mineral projects or existing mines uneconomic. Although certain of the proposed amendments have included provisions to ‘grandfather’ permitted projects, there is no assurance that any new legislation will contain such provisions or that such legislation will not otherwise have a significant financial impact on our operations and business.

We depend on services of our management and key personnel, contractors and service providers, and the timely availability of such individuals and providers cannot be assured.

Successful implementation of our business plan and operations is dependent upon our management team and experienced staff, some of whom are approaching retirement age. From time to time, we may need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel and to implement various aspects of our succession planning. We continue to hire and train employees for Lost Creek’s renewed operation and we have begun to hire staff for Shirley Basin. Timely availability and training, strong retention rates of staffing and timely retention of contractors cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees and contractors, including where we compete with higher paying energy jobs, and because of the remote locations for which employees and contractors are needed. As well, the skilled professionals with expertise in geologic, engineering and process aspects of uranium in situ recovery, radiation safety and other facets of our business are currently in high demand, as there are relatively few professionals with both expertise and experience. The sustained downturn of the uranium production industry in recent years makes these challenges even more pronounced. Even with the return to higher levels of production operations, we will be dependent on the continued service of a relatively small number of key persons, including management, senior professionals and key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations. We do not hold key man insurance in respect of any of our executive officers.

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

Our proprietary data, technology and intellectual property may be compromised or lost, which could result in a decreased competitive advantage and/or loss to the value of such assets.

With the ever-increasing reliance on technology throughout our operations, including developments of proprietary technology and intellectual property by the Company and/or its consultants, risks of theft, appropriation or other loss of such technology and assets and/or our proprietary data pose a risk to our competitive advantage and business and financial results. We take what we believe to be reasonable steps to protect these proprietary technologies and intellectual property, including contractually and by efforts to obtain patents or trade rights where possible, but there can be no assurance that all such measures will be sufficient or successful.

Climate change and climate change legislation or regulations could impact our operations.

Although we play an important role in addressing climate change with our production of uranium to fuel carbon-free nuclear power, we, too, may be subject to risks associated with climate change which could harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions may have a potentially serious impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, or alter the supply of electricity to Lost Creek or Shirley Basin. Impacts of such events may affect worker productivity at our projects. Should any impacts of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

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

Although we currently have substantial funds on hand, additional funds may be required for working capital and exploration and development activities at our properties including Lost Creek and for the construction and development of Shirley Basin. Potential sources of future funds available to us, in addition to the proceeds from sales of existing inventory and future production, include the sale of additional equity capital, proceeds from the exercise of outstanding convertible equity instruments, borrowing of funds or other debt structures, project financing, or the sale of our interests in assets. Continued volatility in the equity markets, particularly the commodities and energy markets, as well as current interest rates, may increase the costs attendant to either equity or debt financing. There is no assurance that such funding will be available to us to fund continued development or future exploration at Lost Creek or the construction and ramp-up of Shirley Basin. Further, even if such financing is secured, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

Production, operating and capital cost estimates may be inaccurate.

We prepare estimates of annual and future production, the attendant production and operational costs and required working capital for such levels of production, but there is no assurance that we will achieve those estimates. Additionally, we have estimated and continue to estimate the costs of construction for Shirley Basin, in the current market. These types of estimates are inherently uncertain and may change materially over time. Production and operational cost estimates are affected by changes in production levels and may be affected by continuing inflation and cost-of-goods due to supply chain issues as well as the possible need to utilize a greater level of contractor services if required staffing is unavailable or cannot timely be hired and trained. Availability and consistent pricing of materials necessary in the installation of wells, surface production equipment, associated infrastructure, chemicals for processing and, expendable materials related to operations can be variable depending on economic conditions locally and worldwide and may force changes in operations and timing of resource production. Under prevailing supply chain and market conditions, this is particularly true. In addition, we rely on certain contractors related to the installation of wells and technical services associated with that installation. Their availability or cost of service can change depending on other local market conditions and may therefore affect the installation and production rates of mining.

Risks Related to our Common Shares

We have never paid dividends and do not currently expect to do so in the near future. Therefore, if our share price does not appreciate, our investors may not realize gains and could potentially lose on their investment in our shares.

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

Failure to meet the listing maintenance criteria of the NYSE American or the TSX may result in the delisting of our common shares, which could result in lower trading volumes and liquidity, lower prices of our common shares and make it more difficult for us to raise capital.

Our common shares are listed on the NYSE American and the TSX, and we are subject to the continued listing requirements of each exchange, including maintaining certain share prices and a minimum level of shareholder equity. The market price of our common shares has been and may continue to be subject to significant fluctuation. If we are unable to comply with the NYSE American or the TSX continued listing requirements, including the trading price requirements, our common shares may be suspended from trading on and/or delisted from the NYSE American or the TSX, respectively. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American and TSX listing requirements. The delisting of our common shares from the NYSE American or the TSX may materially impair our shareholders’ ability to buy and sell our common shares and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common shares. In addition, the delisting of our common shares could significantly impair our ability to raise capital.

Further, if our common shares were delisted from the NYSE American, they might be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt pursuant to SEC regulations, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common shares were determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common shares, and an investor may find it more difficult to acquire or dispose of our common shares on the secondary market. These factors could also significantly negatively affect the market price of our common shares and our ability to raise capital.

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

To raise additional capital, we may in the future offer additional common shares or other securities convertible into or exchangeable for our common shares at prices that may not be the same as the price per share as the shares an investor has previously purchased, and investors purchasing shares or other securities in the future could have rights superior to those of existing shareholders.

We may be a passive foreign investment company and there may be adverse U.S. federal income tax consequences to U.S. shareholders under the passive foreign investment company rules.

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2024, and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our common shares. Gain realized upon a disposition of our common shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges. Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

General Risk Factors

Inflation and supply chain challenges are likely to continue for the foreseeable future.

While many of the direct impacts to our business arising during the COVID pandemic have decreased substantially, direct and indirect effects continue to be experienced, particularly in supply chain and available labor and contractors. Following the pandemic, the inflationary impacts to the economy have been substantial. These impacts are likely to continue to pose risk to our operations, particularly at our renewed production operations at Lost Creek and as we proceed to construct and operate Shirley Basin.

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

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks associated with implementation and integration.

We depend upon information technology systems in a variety of ways throughout our operations. While we have not experienced any material incident, any significant breakdown of those systems, whether through virus, cyber-attack, security breach, theft, or other destruction, invasion or interruption, or unauthorized access to our systems, by employees, others with authorized access to our systems or unauthorized persons, could negatively impact our business and operations. These threats are increasing in number and severity and broadening in type of risk, including recently with the war in Ukraine, the war in the Middle East and other geopolitical tensions and the cyber attacks ongoing in those contexts, which may continue to broaden. To the extent that any cyber-attack or similar security breach results in disruption to our operations, loss or disclosure of, or damage to, our data and particularly our confidential or proprietary information, our reputation, business, results of operations and financial condition could be materially adversely affected. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we potentially could be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. Our systems and internal controls for protecting against such cyber security risks may be insufficient and it is increasingly difficult to fully mitigate against these threats as they are ever changing. Additionally, we assess possible threats to our third-party providers when they may be provided confidential and proprietary information to complete work in our behalf. While we seek assurances from those parties that they will maintain such confidential and proprietary information in confidence, including by virtue of having systems and processes in place to protect such data, those service providers may also be subject to data compromise. Any compromise of our confidential data or that of our customers, suppliers, employees or others with whom we do business, whether in our possession or that of our service providers, could substantially disrupt our operations, harm our customers, suppliers, employees and others with whom we do business, damage our reputation, violate applicable law, subject us to potentially significant costs and liabilities which could be material. Although to date we have experienced no such attack resulting in material losses, we may suffer such losses at any time in the future. We may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate, restore or remediate any information technology security vulnerabilities.

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

Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. From time to time, we may be involved in disputes with other parties which may result in litigation, arbitration, or other proceedings. Additionally, it is possible that the Company may become involved directly or indirectly in legal proceedings, in the form of governmental or regulatory investigations, administrative proceedings or litigation, arising from challenges to regulatory actions. Such investigations, administrative proceedings and litigation related to regulatory matters may delay or halt exploration, development or even operations at our projects. The results of litigation or any other proceedings cannot be predicted with certainty. If we are unable to resolve any such dispute favorably, it could have a material adverse effect on our financial position, results of operations or our property development.

We may develop conflicts of interest with other mining or natural resource companies with which one of our directors may be affiliated. Our directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Certain of our directors are also directors of other companies that are engaged in similar mining or natural resources businesses, namely the acquisition, exploration, and development of mineral properties. Such other associations may give rise to conflicts of interest from time to time. One of the possible consequences will be that corporate opportunities presented to a director may be offered to another company with which the director is associated and may not be made available to us. Conflicts of interest may also include decisions on how much time to devote to the business of our company. Our Code of Business Conduct and Ethics provides guidance on conflicts of interest and our directors are required to act in good faith, to make certain disclosures and to abstain from voting on decisions in which they may have a conflict of interest.

Acquisitions and integration may disrupt our business, and we may not obtain full anticipated value of certain acquisitions due to the condition of the markets.

From time to time, we examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisition would be accompanied by risks, including (i) a significant change in commodity prices after we commit to complete a transaction and establish the purchase price or share exchange ratio; (ii) a material mineral deposit may prove to be below expectations; (iii) difficulty integrating and assimilating the operations and personnel of an acquired company, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and (v) the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be able to conclude any acquisition successfully, or that we would be successful in overcoming these risks or other problems encountered in connection with such an acquisition.

Global conflicts and geopolitics continue to have implications to the global economy and energy supplies; as a result, the impact to the nuclear fuel market remains uncertain.

The global implications of the war in Ukraine remain difficult to predict. The war has resulted in impacts to the nuclear fuel industries and uranium producers through the imposition of sanctions and counter sanctions, and more may follow. The war is likely to continue to have an adverse effect on energy and economic markets, including the nuclear fuel industries, because of the vast reliance by the U.S. and other nations on uranium products exported from Russia and Russian-controlled or influenced sources.

The conflicts in the Middle East, and other geopolitical tensions, including between the U.S. and China, also make it difficult to assess and predict the impact to the economy, supply and trade disruption and increased prices of materials, and cyber-security threats. While we do not currently purchase goods and materials directly from China for our Lost Creek operations, our suppliers of electronics and instrumentation components may purchase necessary materials from China, and we may be indirectly affected if the market for Chinese products is further disrupted by sanctions, countersanctions or other events. As we continue with the construction and development of Shirley Basin, the direct or indirect exposure to these market uncertainties may be greater or more direct. Recent international trade issues, including tariffs and counter tariffs, if continued, may also have a negative impact on our operations, construction of Shirley Basin and on our business generally.

To the extent these conflicts and geopolitical situations adversely affect our business as discussed, they may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cyber-security, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business. Because of the highly uncertain and dynamic nature of the wars in Ukraine and the Middle East, global conflicts and related geopolitics, it remains difficult to estimate the impact on our business.

Changing global and regional political and economic conditions could adversely impact our business.

Recent political and economic shifts, both domestic and international, may create uncertainty and pose risks to our operations and business. Government policies related to protectionism, economic nationalism and attitudes toward multinational corporations could result in regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes – including tariffs, counter-tariffs, export controls, sanctions and currency regulations – may increase costs, further disrupt supply chains, and have other negative impacts on our business and operating models. Furthermore, market volatility, driven by shifts in US and foreign trade policies, fluctuating interest rates or currency controls, may affect commodity prices, capital availability and investor confidence. Even the perception of these risks could lead to reduced investment, higher production and operating costs, and other operational challenges. If such trends continue, they may have a material adverse effect on our business and financial performance; it is difficult to estimate the impact on our business. To the extent these conditions adversely affect our business as discussed, they may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cyber-security, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

We rely on information technology to operate our business. We have endpoint and other protection systems, and incident response processes, both internally and through third-party experts designed to protect our information technology systems. These established processes assist us to continuously assess and identify threats to our systems and minimize impact to our business in the event of a breach or other security incident. With our third-party consultants, the processes protect our information systems and allow us to resolve issues which may arise in the most timely and aggressive fashion.

As potential new threats to security are identified, our personnel are notified, with instruction to increase awareness of the threat and how to react if such a threat or actual breach appears to be encountered. Periodic educational notices are also disseminated to all personnel. Additionally, as our systems are modified and upgraded, all personnel are notified, with instruction as appropriate. Responsibility for the identification and assessment of risks and the recommendation of upgrades to our systems resides with our IT Manager and expert consultants who report to our Chief Financial Officer. Our Chief Financial Officer has relevant expertise gained from nearly 20 years’ experience overseeing our information technology matters, including cybersecurity concerns. With respect to cybersecurity, our consultants support our risk assessment and scoring, securing devices and networks, vulnerability management, proactive monitoring, responding to cyber threats and more. They act as our security operations center, as well as a seamless extension of our IT department.

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

Among other things, the Audit Committee discusses with management the Company’s major policies with respect to risk assessment and risk management, including cyber-security, as they relate to the integrity of the Company’s accounting and financial reporting processes and the Company’s compliance with legal and regulatory requirements.

In addition to its other responsibilities, the HSE & Technical Committee oversees operational information technology risks, including cybersecurity, as they relate to the technical aspects of the Company’s operations.

Members of our Board each have a practical understanding of information systems, and the technology used in our business operations, as well as a recognition of the risk management aspect of cyber risks and cybersecurity; members of the Board are encouraged to review materials on these issues or attend informational sessions. The HSE & Technical Committee and/or the full Board receive at least quarterly reports from management on information technology matters, including cybersecurity. The reports address upgrades to hardware, software, and IT systems throughout the Company, and include the identification of IT and cybersecurity risks. Security scores, risk management, and mitigation measures are routinely presented. As discussed above, we maintain endpoint and other protection systems, and incident response processes, both internally and through third-party experts. As these systems, processes, training, and upgrades are implemented, updates are provided to the Board.

We have not identified an indication of a substantive cyber security incident that would have a material impact on our business, results of operations or financial statements. Management and our Board recognize that this is an evolving environment and therefore our analyses of the risks and risk management are also evolving. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” above.

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

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of April 9, 2025, we had 364,819,260 Common Shares issued and outstanding; no preferred shares are issued and outstanding. We estimate that we have approximately 6,700 beneficial holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2024 and 2023 we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2024.

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

Industry and Market Update

Recognition of the critical role nuclear energy plays in providing baseload power for decarbonization has been complemented more recently as energy security has become a universal priority. Energy security includes not only the heightened concern over Russian supply, but other areas of geopolitical unrest. Throughout 2024, both U.S. and non-U.S. utilities increasingly sought non-Russian supplies when negotiating uranium term sales agreements. This change of supply priority reflects the concern over existing and possible additional sanctions as well as the prospect that Russia of its own volition will refuse to export committed nuclear fuels to the U.S. In either circumstance, the utilities remain at significant risk as the West has limited capacity to backfill such supply disruption, regardless of cause.

In the U.S., the ban on Russian imports of nuclear fuels, signed into law earlier in the year, became effective in August 2024. While allowing certain waivers until January 1, 2028, the prohibitions on imports continue through 2040. The ban will help to secure the U.S. nuclear fuel supply chain and advance domestic uranium recovery operations.

The effects of geopolitical tensions beyond Russia will continue to have a role in the nuclear fuel cycle industries. The true scope and possible long-standing impact of China in the nuclear market remains undefined.

The nuclear markets have been favorably affected in many ways through greater acceptance of nuclear energy. Recently, technology and other industries operating data centers (in what is now simply being referred to as “big data”) have realized the opportunities which exist to maintain carbon free baseload electricity while supporting the immense electric demand generated by these centers. The Electric Power Research Institute’s May 28, 2024, white paper titled Powering Intelligence, suggests that data centers are expected to consume as much as 9.1% of U.S. electricity generation by 2030 compared with an estimated 4% today. It is further estimated that, globally, data centers will drive electricity demand in many regions. Projections suggest that 2026 electricity consumption for data centers alone will be the equivalent of the electricity consumption of Japan.

Several significant power purchase agreements have been announced in recent months, including the largest-ever purchase agreement by Constellation Energy to power data centers owned by Microsoft for 835 megawatts of electricity. This agreement will result in the restart of the Three Mile Island Unit 1 nuclear reactor in Pennsylvania. While contributing 835 megawatts of carbon-free electricity to the grid, this historic project will create 3,400 jobs and offset approximately 61 million metric tons of CO2 emissions over 20 years. Still others in big data, including Google and Amazon, have announced plans to utilize nuclear energy to satisfy these rapidly growing electrical needs.

The U.S. Department of Energy (DOE) has been progressing its requests for proposals under both its high-assay, low-enriched uranium (HALEU) and low-enriched uranium (LEU) programs for which domestic uranium supply is preferred. In October 2024, the DOE announced it awarded contracts to Centrus Energy Corp., Orano SA, General Matter Inc. and Louisiana Energy Services (a URENCO company) to provide enrichment services to develop HALEU to fuel small modular nuclear reactors. The contracts for enrichment are worth up to $2.7 billion over the next ten years. These programs also reflect efforts by the U.S. to advance energy security; Russia has been the only potential commercial source of HALEU.

The Trump administration has prioritized several initiatives including Executive Orders to increase domestic energy and critical minerals production and strengthen American leadership in Artificial Intelligence (“AI”). AI infrastructure has energy needs that are multiples of traditional data centers. In addition, the Trump administration has noted that it may implement tariffs on certain countries to strengthen border security and address trade deficits which may be beneficial for U.S. uranium producers that intend to supply U.S. utilities. Recently, U.S. Department of Energy Secretary Wright issued a secretarial order titled “Unleashing the Golden Era of American Energy

Dominance.” The order states, in part, “[t]he long-awaited American nuclear renaissance must launch during President Trump’s administration. As global energy demand continues to grow, America must lead the commercialization of affordable and abundant nuclear energy.” Also, in February 2025, the Trump administration, through an Executive Order, established the National Energy Dominance Council which has numerous goals including “bringing Small Modular Reactors online.”

Internationally, support for nuclear power continues to grow with strong support in Spain, Belgium and Switzerland to keep their reactors on-line. There is also a movement within Germany to restart shuttered reactors given the high cost of renewable energy. Many other countries which historically have not been home to nuclear power are considering or moving toward legalizing nuclear power with the goal of building conventional or small modular reactors.

The volatility in the spot market continued throughout 2024. Following earlier increases in uranium market pricing in 2022 and 2023, pricing throughout 2024 retracted. After passing the $100 per pound U3O8 milestone in early 2024, the spot price gradually declined throughout the year to end in the low $70s. In early 2025, spot pricing further retracted to the mid-$60s.

Conversely, after beginning 2024 at $68 per pound, term market prices gradually increased throughout the year to end at $80.50 per pound U3O8. Term prices thus far in 2025 have remained steady.

2024 Developments

Lost Creek Property – Great Divide Basin, Wyoming

Status of Lost Creek

Since commencement of operations at Lost Creek in 2013 through December 31, 2024, we have captured more than 3.0 million pounds of U3O8.

Ramp up continued at Lost Creek in 2024 with six header houses coming online. Most recently, Header House (HH) 2-12 came online in late January 2025 and HH 2-13 was brought online in late March 2025. The average production solution head grade in Q4 2024 was 66.2 mg/L. We captured approximately 81,771 pounds U3O8 in Q4 2024, and a total of 265,746 pounds U3O8 in 2024. We drummed 74,006 pounds U3O8 in Q4 2024 and a total of 249,209 pounds U3O8 in 2024. Pounds captured increased from 103,487 pounds in 2023 to 265,746 pounds in 2024.

Lost Creek Operations

In 2024, wellfield delineation and development continued in MU2, in what is referred to as Phase 2 within MU1 and, most recently, in MU5. All remaining planned production areas of MU2 are expected to come online during 2025 with HHs 2-12 and 2-13 online in Q1 and HHs 2-14 and 2-15 expected to begin operation in Q2 2025. HH 2-14 is onsite and set on its foundation, with construction underway (basement piping, pipeline, electrical connections, etc.). During the latter half of 2025, we anticipate bringing several header houses online in MU1 Phase 2 as we advance toward full plant capacity production. The first of those header houses (1-14 and 1-15) are awaiting delivery to Lost Creek, and 1-16 is being assembled in our Casper construction facility.

We completed the additional deep disposal well at Lost Creek in 2024 H1 and, following receipt of all regulatory approvals, began operations of the well in early Q4 2024. The deep well is operating as anticipated to complement the other wastewater disposal systems at Lost Creek.

The restart at Lost Creek has encountered challenges. Commissioning new production areas and recommissioning plant operations, not unexpectedly, come with unique start-up issues. The recovery of U3O8 in MU2 and the restart of plant operations have been no exception. As the plant was being recommissioned, we encountered equipment issues that temporarily stalled plant throughput.

During 2024, we continued to encounter staffing issues, including lower than preferred retention rates, which affected our ability to thoroughly train our teams. Lost Creek’s staff of approximately 75 onsite and six staff members in Casper, is largely complete, and, more recently, we are experiencing stronger retention, which facilitates more thorough training. As our growing core staff have more time on the job, we are seeing steady improvement in production activities.

Our drill contractors now have 21 drill rigs at Lost Creek, with the most recent addition mobilized in February 2025. We anticipate that this number is sufficient for Lost Creek drill programs in 2025, including our planned exploration program.

We continue to benefit from our advance ordering and recycling of equipment at Lost Creek while supply chain issues continue. All construction materials are ordered for planned operations months in advance. Parts and materials are always in various stages of delivery depending on availability. We will continue to supplement purchases with recycled materials as necessary.

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

We anticipate the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD) will approve the LC East and KM horizon amendment during H1 2025. The amendment adds HJ and KM geological horizons within the area that is immediately adjacent to the existing permit and provides for an additional mine unit in the HJ geological horizon for the existing permitted area. Water Quality Division (“WQD”) continues to work with EPA toward the issuance of the required aquifer exemption for the expanded area. We anticipate that all approvals will be received on a timely basis for our current production plans.

Our request for extension of our Lost Creek source material license was submitted in 2021. The license renewal is in timely review and continues to proceed through the technical review with URP.

2024 Purchases and Sales of U3O8 and Sales Projections for 2025

As projected, during 2024, we sold 570,000 pounds U3O8 of which 395,000 pounds U3O8 were sold in Q4 2024. We received sales proceeds of $33.1 million for the 570,000 pounds U3O8 sold.

To establish a strong product inventory, we purchased 300,000 pounds U3O8 in Q4 2024 at an average cost of $80.61. Additionally, we secured an inventory loan facility under which we borrowed 250,000 pounds U3O8 in December 2024. These transactions facilitated a timely delivery into our sales commitments in Q4 2024. We anticipate that having these pounds in inventory will allow us to cover any further delays in production ramp up and to make deliveries when there is simply a shortfall due to the timing of scheduled delivery dates in a given delivery year.

We have reached agreement to defer the anticipated 2025 delivery of 300,000 pounds U3O8 into 2026 H1, after which our sales in 2025 are projected to be 440,000 pounds U3O8 into our sales agreements.

Sales Agreements

Beginning in 2022, we have secured seven multi-year sales agreements with global nuclear purchasers. Of these, we completed three new agreements in 2024, including a sales agreement signed in February 2024 for annual delivery of between 100,000 and 350,000 pounds U3O8 over a five-year period beginning in 2026. The agreement includes the opportunity for the purchaser to add up to three additional annual deliveries of 300,000 pounds U3O8 beginning in 2031. The pricing for the sales under this agreement is a combination of an escalated fixed price, which is well above the anticipated all-in costs of production, and market related pricing that is subject to an escalated floor and ceiling. The purchaser has the option of a small flex to the annual delivery.

In April 2024, we executed an additional sales agreement which calls for annual delivery commitments of up to 100,000 pounds U3O8 in 2026 through 2029, a portion of which is based upon production milestones. Pricing is a combination of escalated fixed price, well above anticipated all-in costs of production, and a market-related pricing component that is subject to an escalated floor and ceiling. We have provided notice to the buyer of satisfaction of the milestones related to the 2026 and 2027 deliveries.

In November 2024, we completed an additional sales agreement which calls for deliveries of 100,000 pounds U3O8 in each of 2029, 2032 and 2033, and a delivery of 150,000 pounds U3O8 in 2030. Pricing is a combination of market related pricing subject to floor and ceiling parameters escalated annually, and a base escalated fixed price. Pricing is well above our anticipated all-in costs of production.

We have seven off take sales agreements with various global nuclear purchasers which provide for deliveries between 2025 and 2033 as follows:

Base Quantity
Year	(U3O8 Pounds)

2025	440,000
2026	1,250,000
2027	1,150,000
2028	1,300,000
2029	800,000
2030	700,000
2031	—
2032	100,000
2033	100,000
5,840,000

Shirley Basin Project

Based on our contract book and the state of the market generally, early in 2024, we announced a “go” decision to begin buildout of our Shirley Basin in situ recovery facility in Carbon County, Wyoming. Thereafter, we initiated several work programs for the year which complemented our initial purchasing plan for long lead-time equipment which began in 2023.

Installation of 125 monitor wells at Shirley Basin was completed in 2024 including the 98 wells required for the first mine unit at Shirley Basin (SBMU1). Hydrologic testing for the SBMU1 newly installed monitor wells yielded excellent results that are consistent with historic test results. Twenty-five other monitor wells were installed to enhance operational readiness, including seven injection and production pattern test wells. Installation of downhole pumps in the monitor wells will begin in H1 2025 allowing baseline sampling to be completed. Installation of SB MU1 production wells will begin in Q2 2025 utilizing approximately six drill rigs. Construction of SBMU1 wellfield infrastructure (e.g., pipelines, powerlines and field access roads) is expected to begin in Q2 2025. Fabrication of header houses in our Casper construction shop will commence mid-year as well.

Subsequent to year-end, we initiated production and injection testing of representative wells in Mine Unit 1 to facilitate better engineering of pumping and pipeline systems. The related analyses are ongoing. Tests to date indicate that flow rates are high. We expect flow rates will vary throughout the project but the production rates in the individual test pattern wells are within the range of 70 to 80 gpm. These rates are consistent with the high historic inflow of water into the underground workings at Shirley Basin in the early 1960s that drove innovation toward in situ mining at the project and resulted in the recovery of 1.5 million pounds of U3O8 through ISR, before other mining methods were initiated.

The existing south access road to the site has been upgraded to an all-season road. Power supply to the satellite plant construction area has been completed and the line is energized. The septic system is installed. Construction of fifteen IX columns remains on target with delivery expected in Q3 2025. Our purchasing program for equipment and long-lead time items such as ion exchange resin continues, with an emphasis on continually reviewing and acting on purchases of long lead-time items such as electronic components. The local power company is upgrading and refurbishing the existing electrical substation with the goal of completing the upgrade in Q4 2025 prior to commencement of production operations. A backup trailer-mounted substation is available if the work is not timely completed.

Initial plans to construct new offices and shops were revised in favor of installing modular offices and utilizing existing buildings for shops. Renovations of existing site buildings which will be used for construction, maintenance and drill casing facilities are substantially complete. The office building layout has been approved the modular office space will be approximately 2,400 square feet. The building is anticipated to be delivered in Q3 2025. Additional modular office and facility buildings have been purchased and are on site at Shirley Basin.

Engineering related to the satellite plant, including the wastewater treatment system, is nearing completion and the selection process of construction contractors is well underway. We continue to expect construction at Shirley Basin to be complete in late 2025 with a pre-operation inspection by the State of Wyoming following soon after.

Drilling and wellfield development is scheduled to begin in Q2 2025, with an anticipated six drill rigs onsite for the 2025 program. Delineation and exploration drilling were completed historically, and initial detailed wellfield, pipeline and header house layouts have been finalized. Procurement of equipment and materials required for trunkline piping from the wellfield to the plant site has begun and staff are installing the necessary monitor well sampling equipment to support that next phase of work.

We have begun hiring Shirley Basin management and construction and development staff. Additional staff will be hired along a planned schedule throughout the year in order to allow time for task and safety training.

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

Corporate Developments

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

Prepayment of State Bond Loan

On February 29, 2024, we provided notice to Sweetwater County, Wyoming, the Wyoming State Treasurer and the Trustee of our intention to prepay all remaining amounts on the State Bond Loan on April 1, 2024. We completed the pre-payment of the remaining $4.4 million on our State Bond Loan on March 27, 2024.

Senior Management and Changes in Board Composition

In March 2024, we expanded our executive team with the appointment of Ryan Schierman as our Vice President Regulatory Affairs. Prior to joining Ur-Energy, Mr. Schierman held numerous positions in management, most recently at Fluor/Idaho Environmental Coalition, contractors to the U.S. Department of Energy, at the Idaho Cleanup Project. Mr. Schierman has also held several positions in the uranium recovery industry, gaining expertise in regulatory relations and compliance, licensing, and environmental health and safety. As the Wyoming Uranium Recovery Program Manager (2015-2020), Mr. Schierman was critical in assisting Wyoming to become the 38th US Nuclear Regulatory Commission Agreement State. Mr. Schierman earned a B.S. in Environmental Science from Brigham Young University, a M.Sc. in Health Physics from Idaho State University, and is a Certified Health Physicist.

In April 2024, we announced the appointment of John Paul Pressey and Elmer W. Dyke as new members of the Ur-Energy Board of Directors. And, following the Company’s Annual Meeting of Shareholders, June 6, 2024, founding Director James M. Franklin and Director, and former President and CEO, W. William Boberg both retired.

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

Elmer Dyke has over 25 years’ experience in the commercial and government nuclear industry. Mr. Dyke has a Bachelor of Arts Degree in International Political Economy from Davidson College and served as a U.S. Army Officer for 13 years. Mr. Dyke’s professional career includes a tenure with the U.S. Department of State during which he directed international security programs, including nuclear nonproliferation and high technology projects and was detailed to the Departments of Defense and Commerce. Mr. Dyke has worked within global firms NAC International and Booz Allen Hamilton where he served as an expert on nuclear nonproliferation, strategy and nuclear fuel cycle. More recently, Mr. Dyke filled senior executive roles at Centrus Energy Corporation, a global nuclear fuel supplier and technical services provider. At Centrus Energy and in prior executive roles, Mr. Dyke led strategic planning and business development, financial performance, and risk management for the businesses. Currently, Mr. Dyke leads New Horizons Nuclear Associates, LLC, a global nuclear consulting firm he formed in 2021.

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

U3O8 Price per Pound Sold Calculation

	Unit	2023	2024

Sales per financial statements	$000	17,679	33,706
Disposal fees	$000	(351)	(560)
U3O8 sales	$000	17,328	33,146
U3O8 pounds sold	lb	280,000	570,000
U3O8 price per pound sold	$/lb	61.89	58.15

Sales per financial statements includes U3O8 sales and disposal fees. Disposal fees received at Pathfinder’s Shirley Basin facility do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation

	Unit	2023	2024

Cost of sales per financial statements	$000	19,365	42,679
Lower of cost or NRV adjustment	$000	(10,689)	(6,005)
U3O8 product costs	$000	8,676	36,674
U3O8 pounds sold	lb	280,000	570,000
U3O8 cost per pound sold	$/lb	30.99	64.34

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

U3O8 Product Sales

The following table provides information on our U3O8 product sales.

	Unit	2023	2024

U3O8 Product Sales by Product Type

U3O8 Product Sales
Produced	$000	13,670	16,646
Non-produced	$000	3,658	16,500
	$000	17,328	33,146

U3O8 Pounds Sold
Produced	lb	223,259	270,000
Non-produced	lb	56,741	300,000
	lb	280,000	570,000

U3O8 Price per Pounds Sold
Produced	$/lb	61.23	61.65
Non-produced	$/lb	64.47	55.00
	$/lb	61.89	58.15

The Company made the decision to ramp up operations after securing new term contracts in 2022 with initial deliveries beginning in 2023. In 2023, we delivered 280,000 produced pounds into term contracts at an average price per pound sold of $61.89.  In 2024, we delivered 570,000 pounds at an average price per pound sold of $58.15.

The higher 2023 price was influenced by the sale of 100,000 pounds into the U.S. Department of Energy (“DOE”) uranium reserve program at $64.47 per pound sold. The lower 2024 price resulted from making a delivery of 300,000 pounds at $55.00 per pound into a sales contract that was executed in 2022 when the long-term price was between $43 and $52 per pound.

U3O8 Product Costs

The following table provides information on our U3O8 product costs.

	Unit	2023	2024

U3O8 Product Cost by Product Type

U3O8 Product Cost
Ad valorem and severance taxes	$000	132	287
Cash costs	$000	4,153	10,908
Non-cash costs	$000	1,976	2,719
Produced	$000	6,261	13,914
Non-produced	$000	2,415	22,760
	$000	8,676	36,674

U3O8 Pounds Sold
Produced	lb	223,259	270,000
Non-produced	lb	56,741	300,000
	lb	280,000	570,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.59	1.06
Cash costs	$/lb	18.60	40.40
Non-cash costs	$/lb	8.85	10.07
Produced	$/lb	28.04	51.53
Non-produced	$/lb	42.56	75.87
	$/lb	30.99	64.34

In 2023, we delivered 280,000 produced pounds into term contracts at an average U3O8 cost per pound sold of $30.99. In 2024, we delivered 570,000 pounds at an average U3O8 cost per pound sold of $64.34.

The 2023 sales consisted of 223,259 produced pounds and 56,741 non-produced pounds. The average cost per produced pound sold in 2023 was $28.04. The pounds had been produced years earlier at a lower average cost per pound when the mine was operating at higher, pre-ramp up, production levels. The previously produced pounds were carried in inventory until sold in 2023. During 2022, we purchased 40,000 pounds at $49.50 per pound, which increased the average cost per non-produced pound to $42.56 when we sold the pounds in 2023.

The 2024 sales consisted of 270,000 produced pounds and 300,000 non-produced pounds. The produced pounds were captured and drummed during the ramp up period at a higher average cost per pound when the mine operated at lower, ramp up, production levels.  During 2024, we purchased 300,000 pounds and borrowed 250,000 pounds at an average cost of $75.87 per pound to meet 2024 delivery requirements and to establish a sufficient base inventory position for 2025. We delivered 300,000 of the 550,000 non-produced pounds into a term contract in 2024, leaving 250,000 non-produced pounds in ending inventory available for 2025 delivery requirements, if needed, or to be sold into the spot market if it is advantageous to do so.

U3O8 Product Profit and Loss

The following table provides information on our U3O8 product profit and loss.

	Unit	2023	2024

U3O8 Product Profit (Loss) by Product Type

U3O8 Product Sales
Produced	$000	13,670	16,646
Non-produced	$000	3,658	16,500
	$000	17,328	33,146

U3O8 Product Cost
Produced	$000	6,261	13,914
Non-produced	$000	2,415	22,760
	$000	8,676	36,674

U3O8 Product Profit (Loss)
Produced	$000	7,409	2,732
Non-produced	$000	1,243	(6,260)
	$000	8,652	(3,528)

U3O8 Pounds Sold
Produced	lb	223,259	270,000
Non-produced	lb	56,741	300,000
	lb	280,000	570,000

U3O8 Price per Pound Sold
Produced	$/lb	61.23	61.65
Non-produced	$/lb	64.47	55.00
	$/lb	61.89	58.15

U3O8 Cost per Pound Sold
Produced	$/lb	28.04	51.53
Non-produced	$/lb	42.56	75.87
	$/lb	30.99	64.34

U3O8 Profit (Loss) per Pound Sold
Produced	$/lb	33.19	10.12
Non-produced	$/lb	21.91	(20.87)
	$/lb	30.90	(6.19)

U3O8 Profit (Loss) Margin per Pound Sold
Produced		54.2%	16.4%
Non-produced		34.0%	(37.9)%
		49.9%	(10.6)%

In 2023, the average price per pound sold was $61.89 and the average cost per pound sold was $30.99, which resulted in an average profit per pound sold of $30.90 and an average profit margin of nearly 50%.  As noted above, the average price and cost per pound sold were better than those received and paid in 2024 due to the higher priced DOE sale and lower cost pre-ramp up inventory sold in 2023.

In 2024, the average price per pound sold was $58.15 and the average cost per pound sold was $64.34, which resulted in an average loss per pound sold of $6.19 and an average loss margin of about 11%. The loss was driven by the sale of non-produced pounds, which were purchased and borrowed at an average cost of $75.87 per pound. The non-produced pounds were delivered into a sales contract that was executed in 2022 when the long-term price was between $43 and $52 per pound.

U3O8 Production and Ending Inventory

The following table provides information on our production and ending inventory of U3O8 pounds.

	Unit	2023	2024

U3O8 Production

Pounds captured	lb	103,487	265,746
Pounds drummed	lb	22,278	249,209
Pounds shipped	lb	—	239,849
Non-produced pounds purchased or borrowed	lb	—	550,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	82,033	39,169
Plant inventory	lb	22,278	33,919
Conversion inventory - produced	lb	43,790	12,239
Conversion inventory - non-produced	lb	—	250,000
	lb	148,101	335,327

Value
In-process inventory	$000	—	42
Plant inventory	$000	1,343	1,840
Conversion inventory - produced	$000	1,228	704
Conversion inventory - non-produced	$000	—	18,158
	$000	2,571	20,744

Cost per Pound
In-process inventory	$/lb	—	1.07

Plant inventory	$/lb	60.28	54.25

Conversion inventory:
Ad valorem and severance tax	$/lb	0.59	1.57
Cash cost	$/lb	18.60	46.83
Non-cash cost	$/lb	8.85	9.12
Conversion inventory - produced	$/lb	28.04	57.52
Conversion inventory - non-produced	$/lb	-	72.63
	$/lb	28.04	71.93

Wellfield production at Lost Creek resumed in 2023 Q2 and 103,487 pounds were captured during the year. Pounds captured increased to 265,746 pounds in 2024 as mining activities accelerated.

Plant production at Lost Creek resumed in 2023 Q3 and 22,278 pounds U3O8 were drummed during the year. Pounds drummed increased to 249,209 pounds in 2024 as plant activities ramped up.

There were no shipments in 2023. The first shipment was completed on February 27, 2024 when 35,445 pounds were delivered to the conversion facility. Pounds shipped increased to 239,849 pounds in 2024.

While pounds captured, drummed, and shipped each increased in 2024 as compared to 2023, the increase was below our initial guidance.  The ability to secure drill rigs needed to develop our wellfields and recruit a sustainable workforce proved more time consuming than anticipated. Low dryer production also limited our ability to capture pounds within the plant due to uranium storage limitations within the plant.

We currently have 21 drill rigs turning at Lost Creek, which is sufficient to meet our present development requirements and planned 2025 exploration efforts. The Casper construction shop is functioning well and is capable of meeting our current header house development needs. At present, we are essentially fully staffed at Lost Creek. Significant repairs on Dryer #1 were completed in 2024 Q4 allowing us take Dryer #2 down in Q1 2025 for maintenance, which we anticipate will be complete in coming weeks.

We ended the year with 39,169 in-process pounds, 33,919 drummed pounds, and 262,239 pounds at the conversion facility, including 250,000 purchased pounds.

Because production rates were low during the initial ramp up period, the cost per pound to produce inventory exceeded its NRV. The NRV adjustments to produced inventory decreased from $10.7 million in 2023 to $3.5 million in 2024. Total NRV adjustments in 2024, including $2.5 million of non-produced inventory NRV adjustments, were $6.0 million.

Quarterly U3O8 Product Profit and Loss, and Production, and Ending Inventory

The following two tables provide information on our quarterly U3O8 product profit and loss, production, and ending inventory.

	Unit	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2024

U3O8 Product Profit (Loss) by Product Type

U3O8 Product Sales
Produced	$000	—	4,624	6,165	5,857	16,646
Non-produced	$000	—	—	—	16,500	16,500
	$000	—	4,624	6,165	22,357	33,146

U3O8 Product Cost
Produced	$000	—	3,127	4,891	5,896	13,914
Non-produced	$000	—	—	—	22,760	22,760
	$000	—	3,127	4,891	28,656	36,674

U3O8 Product Profit (Loss)
Produced	$000	—	1,497	1,274	(39)	2,732
Non-produced	$000	—	—	—	(6,260)	(6,260)
	$000	—	1,497	1,274	(6,299)	(3,528)

U3O8 Pounds Sold
Produced	lb	—	75,000	100,000	95,000	270,000
Non-produced	lb	—	—	—	300,000	300,000
	lb	—	75,000	100,000	395,000	570,000

U3O8 Price per Pound Sold
Produced	$/lb	—	61.65	61.65	61.65	61.65
Non-produced	$/lb	—	—	—	55.00	55.00
	$/lb	—	61.65	61.65	56.60	58.15

U3O8 Cost per Pound Sold
Produced	$/lb	—	41.69	48.91	62.06	51.53
Non-produced	$/lb	—	—	—	75.87	75.87
	$/lb	—	41.69	48.91	72.55	64.34

U3O8 Profit (Loss) per Pound Sold
Produced	$/lb	—	19.96	12.74	(0.41)	10.12
Non-produced	$/lb	—	—	—	(20.87)	(20.87)
	$/lb	—	19.96	12.74	(15.95)	(6.19)

U3O8 Profit (Loss) Margin per Pound Sold
Produced		0.0%	32.4%	20.7%	(0.7)%	16.4%
Non-produced		0.0%	0.0%	0.0%	(37.9)%	(37.9)%
		0.0%	32.4%	20.7%	(28.2)%	(10.6)%

	Unit	2024 Q1	2024 Q2	2024 Q3	2024 Q4	2024

U3O8 Production

Pounds captured	lb	38,221	70,679	75,075	81,771	265,746
Pounds drummed	lb	39,229	64,170	71,804	74,006	249,209
Pounds shipped	lb	35,445	70,390	67,488	66,526	239,849
Non-produced pounds purchased or borrowed	lb	—	—	—	550,000	550,000

U3O8 Ending Inventory

Pounds
In-process inventory	lb	80,465	86,204	90,140	39,169
Plant inventory	lb	26,062	21,570	26,580	33,919
Conversion inventory - produced	lb	79,235	74,625	40,713	12,239
Conversion inventory - non-produced	lb	—	—	—	250,000
	lb	185,762	182,399	157,433	335,327

Value
In-process inventory	$000	—	447	427	42
Plant inventory	$000	1,593	1,072	1,499	1,840
Conversion inventory - produced	$000	3,105	3,555	2,320	704
Conversion inventory - non-produced	$000	—	—	—	18,158
	$000	4,698	5,074	4,246	20,744

Cost per Pound
In-process inventory	$/lb	—	5.19	4.74	1.07

Plant inventory	$/lb	61.12	49.70	56.40	54.25

Conversion inventory:
Ad valorem and severance tax	$/lb	0.53	0.67	1.63	1.57
Cash cost	$/lb	28.47	36.77	45.26	46.83
Non-cash cost	$/lb	10.19	10.20	10.09	9.12
Conversion inventory - produced	$/lb	39.19	47.64	56.98	57.52
Conversion inventory - non-produced	$/lb	—	—	—	72.63
	$/lb	39.19	47.64	56.98	71.93

During the year, production increased each quarter ultimately reaching 81,771 pounds captured in 2024 Q4.  Similarly, pounds drummed also increased quarter on quarter.  During 2024 Q4, we purchased 300,000 pounds and borrowed 250,000 pounds at an average cost of $75.87 per pound to meet 2024 delivery requirements and to establish a sufficient base inventory position for 2025. We delivered 300,000 of the 550,000 non-produced pounds into term contracts in 2024, leaving 250,000 non-produced pounds in ending inventory available for 2025 delivery requirements, if needed.

As discussed above, we continued to ramp up operations in 2024, which generally resulted in increases to our cost per pound amounts during the year, prior to NRV adjustments.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

The following table summarizes the results of operations for the years ended December 31, 2024, and 2023:

(expressed in thousands of U.S. dollars, except per share and non-GAAP per pound data)

	Year Ended December 31,
	2024	2023	Change

Sales	33,706	17,679	16,027
Cost of sales	(42,679)	(19,365)	(23,314)
Gross loss	(8,973)	(1,686)	(7,287)

Operating costs	(54,116)	(29,156)	(24,960)
Operating loss	(63,089)	(30,842)	(32,247)

Net interest income	3,341	1,471	1,870
Mark to market gain (loss)	6,444	(1,586)	8,030
Foreign exchange gain	80	325	(245)
Other income (loss)	35	(24)	59
Net loss	(53,189)	(30,656)	(22,533)

Foreign currency translation adjustment	471	(547)	1,018
Comprehensive loss	(52,718)	(31,203)	(21,515)

Loss per common share:
Basic	(0.17)	(0.12)	(0.05)
Diluted	(0.17)	(0.12)	(0.05)

U3O8 pounds sold	570,000	280,000	290,000

U3O8 price per pound sold	58.15	61.89	(3.74)

U3O8 cost per pound sold	64.34	30.99	33.35

U3O8 profit (loss) per pound sold	(6.19)	30.90	(37.09)

Sales

Sales per the financial statements includes U3O8 sales and disposal fees. Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

During 2024, we delivered 570,000 pounds under contracts that were negotiated in prior years at an average price of $58.15 for revenues of $33.1 million. During 2023 we made our first deliveries since 2020. During that year we delivered 280,000 pounds at an average price of $61.89 for revenues of $17.3 million. We also realized revenues from disposal fees of $0.6 million and $0.4 million in 2024 and 2023, respectively, as our customers increased their reclamation activities.

Cost of Sales

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments and consists of the following:

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
Cost of Sales	2024	2023	Change

U3O8 product cost	36,674	8,676	27,998
Lower of cost or NRV adjustments	6,005	10,689	(4,684)
	42,679	19,365	23,314

Cost of sales was $42.7 million and $19.4 million for the years ended December 31, 2024, and 2023, respectively. Excluding NRV adjustments, U3O8 product costs were $36.7 million and $8.7 million for the years ended December 31, 2024, and 2023, respectively. In 2024, we sold 270,000 produced pounds with a cost per pound sold of $51.53 and 300,000 non-produced pounds at a cost per pound sold of $75.87, which resulted in total U3O8 product costs of $36.7 million or $64.34 per pound. All sales in 2023 were from pre-existing conversion facility inventories that the Company had in place at the end of 2022. In 2023, we sold 223,259 produced pounds with a cost per pound sold of $28.04 and 56,741 non-produced pounds at a cost per pound sold of $42.56, which resulted in total U3O8 product costs of $8.7 million or $30.99 per pound.

Cost of sales in 2024 and 2023 included $6.0 million and $10.7 million of NRV adjustments, respectively. Because of low production rates, inventory valuations, which include production costs, exceeded the produced inventory’s NRV. As a result, produced inventory values were reduced to the inventory’s NRV, effectively expensing $3.5 million and $10.7 million of production costs to cost of sales in 2024 and 2023, respectively. The $7.2 million decrease in produced inventory NRV adjustments from 2023 to 2024 was attributable to increased production for the respective periods. As plant production increases in 2025, we expect the produced inventory NRV adjustments to continue to decrease and ultimately stop. In addition, we purchased 300,000 pounds of U3O8 in 2024, of which 50,000 pounds were sold in 2024 Q4.  Because of decreases in uranium prices, we recognized $2.5 million in non-produced inventory valuation adjustments, which are included in the 2024 $6.0 million total NRV adjustments.

Gross Loss

Gross loss is based on sales, which includes disposal fees, and cost of sales, which includes NRV adjustments. Including NRV adjustments, the gross loss was $9.0 million and $1.7 million for the years ended December 31, 2024, and 2023, respectively.  Because of low production in 2024, the Company purchased 300,000 pounds with cash at spot uranium prices and borrowed 250,000 pounds that were valued at spot uranium prices. The non-produced pounds were used to meet a 300,000-pound delivery requirement in 2024 Q4, which resulted in an average U3O8 loss of approximately $20.87 per pound sold and contributed to the larger gross loss in 2024.

Operating Costs

The following table summarizes the operating costs for the years ended December 31, 2024, and 2023:

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
Operating Costs	2024	2023	Change

Exploration and evaluation	3,803	2,109	1,694
Development	41,509	20,396	21,113
General and administration	8,044	6,154	1,890
Accretion	760	497	263
	54,116	29,156	24,960

Total operating costs increased $25.0 million in 2024. The increase was primarily due to development costs, which increased $21.1 million due to ramp up activities at Lost Creek and initial pre-mining development activity at Shirley Basin.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $1.7 million increase in 2024 was primarily due to additional staffing and outside service costs.

The Company is considered an exploration stage issuer and expenses its pre-production development costs. As noted above, these development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at the Lost Creek Project not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at the Shirley Basin Project not directly attributable to the construction of the capitalizable assets of the project, including the installation of the wellfield monitor well ring and other development costs. The following table summarizes the development costs included in operating costs for the years ended December 31, 2024 and 2023:

(expressed in thousands of U.S. dollars)

	Year Ended December 31,
Development Costs	2024	2023	Change

Lost Creek mine unit development	33,975	15,335	18,640
Lost Creek disposal well development	4,173	4,362	(189)
Shirley Basin mine development	3,274	560	2,714
Other development	87	139	(52)
	41,509	20,396	21,113

Development expenses increased approximately $21.1 million in the year ended December 31, 2024. The increases were driven by increased drilling activities and the related wellfield construction costs that relate to the Lost Creek mine unit (“MU”) two development program. Lost Creek disposal well development costs in 2023 and 2024 totaled $8.5 million, of which $7.7 million related to the construction of a new disposal well at Lost Creek. At Shirley Basin, we incurred approximately $3.3 million in development costs in 2024.  Development activities at Shirley Basin included drilling costs related to the installation of the first monitor well ring.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. The $1.9 million increase in 2024 was primarily related to higher labor costs, stock based compensation costs, and professional fees.

Other Income and Expenses

Net interest income increased from $1.5 million in 2023 to $3.3 million in 2024, reflecting higher interest income received on our cash and cash equivalent accounts and lower interest expense following the payoff of the Company’s state bond loan in April 2024. The higher interest income was driven by a combination of higher interest rates and higher cash balances.

Mark-to-market adjustments include revaluations of the Company’s warrant liability and uranium inventory loan. As a part of the February 2021 and February 2023 underwritten public offerings, we issued warrants that were priced in U.S. dollars. For the year ended December 31, 2024, the warrant liability decreased significantly due to the exercise of 2021 warrants and changes in the factors used in the Black-Scholes calculations of the warrant liability, including decreases in the Company’s stock price and changes in exchange rates. The 2024 warrant liability revaluation resulted in a gain of $5.3 million as compared to a loss of $1.6 million in 2023. During 2024, the Company entered into a uranium inventory loan agreement and borrowed 250,000 pounds. The loan valuation, which is based on average spot uranium prices, decreased $1.1 million in 2024, resulting in a gain.

Earnings (loss) per Common Share

The basic and diluted loss per common share was $0.17 and $0.12 for the years ended December 31, 2024, and 2023, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Consolidated Statements of Cash Flow, our cash and cash equivalents, and restricted cash and cash equivalents, increased from the December 31, 2023 balance of $68.2 million to $87.1 million as of December 31, 2024. During 2024, we generated $99.9 million from financing activities, and used $71.9 million for operating activities and $9.0 million for investing activities.

Operating activities used $71.9 million in 2024. We sold 570,000 pounds of U3O8 for $33.1 million, however $16.5 million was in trade receivables at year end and was subsequently collected in January 2025.  We collected $0.6 million of disposal fees and received $3.7 million of interest income. We had $0.3 million in interest expense and spent $14.5 million on production costs, $24.2 million on uranium purchase costs, and $48.5 million on operating costs, and we posted a $3.8 million deposit related to the uranium inventory loan. We had a $1.5 million unfavorable working capital movement primarily related to increases in leases receivable.

Investing activities used $9.0 million of cash in 2024. We spent $3.6 million on operating equipment at Lost Creek, and $5.4 million on construction and other equipment at Shirley Basin.

Financing activities provided $99.9 million in the year ended December 31, 2024. In July, we closed an equity financing by issuing 65,722,500 shares, including 8,572,500 overallotment shares, at $1.05 per share for net proceeds of $65.2 million.  We received net proceeds of $27.8 million from the sale of common shares through our At Market Facility, and $12.4 million from the exercise of warrants and stock options. We spent $5.7 million on the Wyoming bond loan, ultimately paying off the loan in March 2024, and paid $0.1 million in settlement of RSUs redeemed for cash.

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

On February 29, 2024, we provided notice to Sweetwater County, the State Treasurer and the Trustee of our intention to prepay all remaining amounts on the State Bond Loan on April 1, 2024. The payment was made March 27, 2024, after which the loan was paid in full.

Universal Shelf Registration and At Market Facility

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), relating to our common shares. On June 7, 2021, we amended and restated the Sales Agreement to include Cantor Fitzgerald & Co. (“Cantor,” and together with B. Riley Securities, the “Agents”) as a co-agent. Under the Sales Agreement, as amended, we may, from time to time, issue and sell common shares at market prices on the NYSE American or other U.S. market through the agents for aggregate sales proceeds of up to $50 million. The Sales Agreement was originally filed in conjunction with a then-active universal shelf registration statement on Form S-3.

On December 17, 2021, we entered into an amendment to the Sales Agreement with the Agents to, among other things, reflect the registration statement on file at the time. In February 2023, in conjunction with our underwritten public offering, we filed a prospectus supplement by which we decreased the amount of common stock offered pursuant to the Amended Sales Agreement.

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

In 2024, we utilized the Amended Sales Agreement for gross proceeds of $28.6 million from sales of 16,939,825 common shares.

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

Liquidity Outlook

As of April 9, 2025, our unrestricted cash position was $71.8 million.

We have seven multi-year sales contracts in place and realized revenues of $33.1 million from the sale of 570,000 pounds of U3O8 in 2024. We expect to realize revenues of $27.1 million from the sale of 440,000 pounds of uranium in 2025. As of April 9, 2025, we had 368,540 pounds of conversion facility inventory having made three shipments totaling 106,301 pounds to the conversion facility through March 2025. Deliveries into term contracts in 2025 are expected to be made from our existing conversion facility inventory and new production from Lost Creek.

In addition to normal production and operating costs at Lost Creek, we anticipate spending approximately $38.2 million at Shirley Basin on construction, equipment purchases, mine unit development, and initial production costs. We expect that these capital projects will be funded by operating cash flow and cash on hand. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations.

Looking Ahead

We currently have 21 drill rigs working at Lost Creek, which is sufficient for our present development requirements and our planned exploration programs in 2025, as well as initial deployment of rigs to Shirley Basin. We brought HH 2-12 online in January 2025 and brought HH 2-13 online in March 2025.

At present, we have a full complement of approximately 85 Lost Creek employees. We note that retention has improved in recent months, including within our Lost Creek management group. This has allowed us to better train our staff and place a greater focus on their safety. The Casper shop is functioning well and meeting our present header house development needs for Lost Creek and is in position to meet our development needs at Shirley Basin as we move towards production there.

While we experienced production challenges in 2024, we believe that many of the equipment and process issues are behind us in our ramp-up efforts at Lost Creek. Most recently, we completed significant repairs on Dryer #1 in Q4 2024 which allowed us to take Dryer #2 down in Q1 for maintenance, which is expected to be completed shortly.

By purchasing and borrowing inventory in Q4 2024, we took proactive measures to meet our 2024 delivery requirements and to establish a sufficient base inventory position for 2025. Subsequent to year end, we reached an agreement to defer delivery of 300,000 pounds U3O8 scheduled for sale in 2025; that delivery will now be made in 2026 H1. As a result of this agreement, we plan to deliver 440,000 pounds U3O8 in 2025 for approximately $27.1 million in sales proceeds.

As we continue to advance Lost Creek to steady-state operations, we believe these steps to increase our inventory position and manage our delivery commitments will best position us to timely meet our 2025 sales commitments, satisfy our physical uranium loan obligations, and position us to substantially increase our production capacity in 2026 and beyond with the addition of Shirley Basin, which we anticipate to occur in early 2026.

Our development and pre-construction efforts at Shirley Basin advanced well during 2024, with adept management of change to best incorporate historical infrastructure while obtaining significant cost savings as compared to new construction. The modular office building for the site is being constructed and is expected to be complete in 2025 Q3. Earthwork at the plant site is in progress with compaction expected to be completed in April to allow concrete work to begin in May. In 2025 Q2, we expect to return to wellfield development work and additional roadwork.

Hiring for Shirley Basin has begun with several key management positions already filled and with the training of several construction staff new hires in progress. We expect to benefit through lateral moves of staff from Lost Creek as well as continuing to train Shirley Basin staff with their counterparts at Lost Creek. Our phased hiring program is anticipated to allow for more thorough safety and task training of staff prior to commencement of operations.

We look forward to the commencement of operations at Shirley Basin, as it will diversify our production sources and further support our efforts to remain a leading U.S. uranium producer. We also anticipate restarting exploration programs to identify additional mineral resources and supplement future production.

As discussed, we have secured multi-year sales agreements with leading nuclear companies, including several which include market-related pricing components. We now have seven agreements that call for combined annual delivery of a base amount of 440,000 to 1,300,000 pounds of U3O8 from 2025 through 2030, with additional deliveries of 100,000 called for in 2032 and 2033. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing.

Our cash position as of April 9, 2025, was $71.8 million.

As always, we will focus on maintaining safe and compliant operations.

Outstanding Share Data

As of December 31, 2024, and 2023, the Company’s capital consisted of the following:

Share Data	December 31, 2024	December 31, 2023

Common shares	364,101,038	270,898,900

Shares issuable upon the exercise or redemption of:
Stock options	8,594,492	8,900,335
Restricted share units	1,069,645	641,910
Warrants	19,520,500	27,708,750

	393,285,675	308,149,895

Off Balance Sheet Arrangements

We have not entered any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

As of December 31, 2024, and 2023, the Company’s cash and cash equivalents, and restricted cash and cash equivalents are composed of:

(expressed in thousands of U.S. dollars)

Cash and cash equivalents, and restricted cash and cash equivalents	December 31, 2024	December 31, 2023

Cash and cash equivalents	76,055	59,700
Restricted cash and cash equivalents	11,023	8,549
	87,078	68,249

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $86.4 million at risk on December 31, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2024.

Currency risk

As of December 31, 2024, we maintained a balance of approximately $2.7 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of December 31, 2024, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $4.5 million, the current portion of leases payable of $0.3 million and the repayment of the inventory loan currently valued at $18.2 million. As of December 31, 2024, we had $76.1 million of cash and cash equivalents, $16.5 million in accounts receivable and $20.7 million in inventory.

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

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $64.80 per pound as of April 9, 2025.

Transactions with Related Parties

During the fiscal year ended December 31, 2024, we did not participate in any reportable transactions with related parties.

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

Critical Accounting Estimates

Our significant accounting policies are described in note 2 of Notes to Consolidated Financial Statements. As described in note 2, we are required to make estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from certain critical accounting estimates as discussed below.

Inventory

We allocate the production costs of the Lost Creek facility to estimated inventory quantities at various stages of production to determine inventory valuation. We estimate the net realizable value of the inventory based on estimated prices and revenues from the sale of the inventory. Our inventories are then valued at the lower of the estimated cost or net realizable value.  Changes in these estimates may materially impact the value of the inventory.

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

When potential impairment is indicated, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, recoverable resources and operating, capital, and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is determined using discounted future net cash flows, or other measures of fair value.  Changes in these estimates may materially impact the carrying value of the assets. Management did not identify impairment indicators that would require a formal impairment test.

Lost Creek has been the Company’s sole source of uranium concentrates produced and sold to generate sales revenues since 2013. The economic viability of the Company’s mining activities, including the expected duration and profitability of Lost Creek and of any future ISR mines, such as Shirley Basin, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v)

significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.

Our mining activities may change because of any one or more of these risks and uncertainties and there is no assurance that any mineral deposit from which we extract uranium or other minerals will result in profitable mining activities.

Asset Retirement Obligations

For mining properties, various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore groundwater quality to the pre-existing quality or a concentration that supports a class of use after the completion of mining. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

Asset retirement obligations consist of estimated final well abandonments, plant closure and removal and associated reclamation and restoration costs to be incurred by the Company in the future. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its remaining productive life. The liability is accreted until it reaches the estimated future reclamation cost and remains until the Company settles the obligation.  Changes in these estimates may materially impact the value of the obligations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are set forth in Item 15.

Our Consolidated Financial Statements appear beginning at Page F-2. The Report of Independent Registered Public Accounting Firm (PCAOB ID 243) appears beginning on Page F-3. The Report of Independent Registered Public Accounting Firm (PCAOB ID 271) appears beginning on Page F-5.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2024, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

(c)Attestation Report of Registered Public Accounting Firm

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

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers, and directors. The full text of the Code is available on our website at https://www.ur-energy.com/investors/corporate-governance/governance-documents/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The Consolidated Financial Statements filed as part of this Form 10-K begin on page F-2.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Description of Registrant Securities	10-K	3/06/2023	4.2

4.2	Warrant Agreement, dated February 21, 2023, between the Company, Computershare Inc and Computershare Trust Company, N.A.	8-K	2/21/2023	4.1

10.1	Amended and Restated At Market Issuance Sales Agreement, dated as of June 7, 2021, between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co.	8-K	6/9/2021	1.1

10.1.1	Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement, dated December 17, 2021, between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co.	8-K	12/21/2021	1.2

10.1.2	Amendment No. 2 to the Amended and Restated At Market Issuance Sales Agreement, dated July 19, 2023 between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co.	8-K	7/20/2023	3.1

10.2	Employment Agreement with Roger L. Smith, effective as of May 1, 2008, as amended on May 16, 2011, October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.9

10.2.1	Amendment 2020-01 to Employment Agreement with Roger L. Smith, dated as of December 10, 2020(*)	10-K	2/26/2021	10.17

10.3	Employment Agreement with Steven M. Hatten, effective as of May 17, 2011 as amended on October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.10

10.3.1	Amendment 2020-01 to Employment Agreement with Steven M. Hatten, dated December 10, 2020(*)	10-K	2/26/2021	10.18

10.3.2	Amendment 2023-01 to Employment Agreement with Steven M. Hatten, dated April 7, 2023(*)	10-Q	5/1/2023	10.2

10.4	Employment Agreement with John W. Cash, effective as of May 17, 2011, as amended on October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.11

10.4.1	Amendment 2020-01 to Employment Agreement with John W. Cash, dated December 10, 2020(*)	10-K	2/26/2021	10.19

10.4.2	Amendment 2023-01 to Employment Agreement with John W. Cash, dated April 7, 2023(*)	10-Q	5/1/2023	10.1

10.5	Employment Agreement with Penne A. Goplerud, effective as of May 17, 2011, as amended on October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.12

10.5.1	Amendment 2020-01 to Employment Agreement with Penne A. Goplerud, dated December 10, 2020	10-K	2/26/2021	10.20

10.6	Employment Agreement between Ur-Energy USA Inc. and Ryan S. Schierman, dated March 28, 2024(*)	8-K	3/28/2024	10.1

10.7	Ur-Energy Inc. Amended and Restated Stock Option Plan 2005	8-K	4/17/2017	10.1

10.8	Ur-Energy Inc. Amended and Restated Restricted Share Unit & Equity Incentive Plan	8-K	4/16/2021	10.1

16.1	Letter of PricewaterhouseCoopers LLP, dated October 2, 2024	8-K	10/2/2024	16.1

19.1	Ur-Energy Inc. Policies Concerning Confidentiality, Public Disclosure and Restrictions on Trading of Securities				X

21.1	Subsidiaries of the Registrant	10-K	3/06/2023	21.1

23.1	Consent of BDO USA, P.C.				X

23.2	Consent of PricewaterhouseCoopers LLP				X

23.3

Consent of WWC Engineering with regard to the Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA and the Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming, USA

					X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

96.1	Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA	10-K	3/6/2024	96.1

96.2	Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA, as amended	10-K/A	3/11/2024	96.2

97.1	Ur-Energy Inc. Executive Compensation Clawback Policy	10-K	3/6/2024	97

99.1	Location maps (1)				X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Filed herewith under Items 1 and 2. Business and Properties.
(*)	Denotes management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: April 11, 2025	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2025	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer (Principal Executive Officer)

Date: April 11, 2025	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 11, 2025	By:	/s/ Rob Chang
Rob Chang
Director

Date: April 11, 2025	By:	/s/ Elmer W. Dyke
Elmer W. Dyke
Director

Date: April 11, 2025	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: April 11, 2025	By:	/s/ Thomas H. Parker
Thomas H. Parker
Director

Date: April 11, 2025	By:	/s/ John Paul Pressey
John Paul Pressey
Director

Date: April 11, 2025	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Ur-Energy Inc.

Headquartered in Littleton, Colorado

Consolidated Financial Statements

December 31, 2024

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Ur-Energy Inc.

Littleton, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ur-Energy Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of impairment indicators of capital assets

As described in Notes 2 and 10 to the consolidated financial statements, capital assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable (“impairment indicators”). The net book value of the Company’s capital assets was $27.3 million as of December 31, 2024. Management applies significant judgment to assess capital assets for impairment indicators that could give rise to the requirement to conduct a recoverability test. Circumstances that could trigger a recoverability test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; significant changes in expected capital, operating, or reclamation costs; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset;

and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Management did not identify impairment indicators that would require a recoverability test for the year ended December 31, 2024.

We identified management’s assessment of impairment indicators of capital assets as a critical audit matter. Significant judgment is required by management when assessing whether there were indicators of impairment related to the Company’s capital assets, specifically related to assessing whether there were: (i) significant adverse changes in the business climate including significant adverse changes in legal factors; (ii) significant changes in expected capital, operating or reclamation costs; and (iii) significant decreases in the market price of the capital assets. Auditing management's judgment around these elements was especially challenging due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating whether there were significant adverse changes in the business climate by considering external market and industry data.
●	Evaluating whether there were significant adverse changes in legal factors.
●	Evaluating whether there were significant changes in expected capital costs, operating costs or reclamation costs through consideration of evidence obtained in other areas of the audit.
●	Evaluating whether there were significant decreases in the market price of the capital assets by considering any prolonged declines in the Company’s market capitalization.

Classification of Stock Options

As described in Notes 2 and 17 to the consolidated financial statements, the Company reclassified outstanding Canadian dollar denominated stock options that were issued to US based employees from equity-classified to liability-classified options. The reclassification is accounted for as a stock option modification. The amount of the stock option compensation liability was $1.8 million as of December 31, 2024. Management applies significant judgment in evaluating and assessing whether employee stock options meet any of the scope exceptions to liability classification under accounting guidance for stock compensation.

We identified management’s determination of stock options classification as a critical audit matter. When evaluating the liability classification scope exception, significant judgment is required by management to determine whether a substantial portion of the stock trading volume is still present in Canada. Auditing this assessment involved especially subjective and complex auditor judgment due to the nature and extent of audit effort required to address this matter, including the use of firm personnel with expertise in relevant technical accounting guidance.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing firm personnel with expertise in relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of the accounting guidance for stock compensation.
●	Evaluating the Company’s current and historical stock trading volumes in Canada and the United States.
●	Testing completeness and accuracy of the option awards identified by the Company to be liability-classified.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2024.

Spokane, Washington

April 11, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ur-Energy Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Ur-Energy Inc. and its subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, of changes in shareholders’ equity, and of cash flows for the year ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada

March 6, 2024

We served as the Company’s auditor from 2004 to 2024.

PricewaterhouseCoopers LLP

PwC Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T.: +1 604 806 7000, F.: +1 604 806 7806, Fax to mail: ca_vancouver_main_fax@pwc.com

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Ur-Energy Inc.
Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	December 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	4	76,055	59,700
Trade receivables	5	16,511	—
Current portion of lease receivables (net)	6	354	77
Inventory	7	20,744	2,571
Prepaid expenses		1,597	1,321
Total current assets		115,261	63,669

Non-current assets
Lease receivables (net)	6	1,127	208
Restricted cash and cash equivalents	8	11,023	8,549
Mineral properties (net)	9	39,380	34,906
Capital assets (net)	10	27,337	21,044
Total non-current assets		78,867	64,707
Total assets		194,128	128,376

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	11	4,474	2,366
Current portion of notes payable	12	—	5,694
Current portion of inventory derivative obligation (net)	13	14,408	—
Current portion of warrant liabilities	14	—	1,743
Current portion of financing lease liabilities	16	309	162
Environmental remediation accrual		63	69
Total current liabilities		19,254	10,034

Non-current liabilities
Warrant liability	14	2,529	11,549
Asset retirement obligations	15	36,857	31,236
Financing lease liabilities	16	931	687
Stock option liabilities	17	1,758	—
Total non-current liabilities		42,075	43,472

Commitments and contingencies	23

Shareholders’ equity
Share capital	17	413,242	302,182
Contributed surplus		19,468	19,881
Accumulated other comprehensive income		4,189	3,718
Accumulated deficit		(304,100)	(250,911)
Total shareholders’ equity		132,799	74,870
Total liabilities and shareholders’ equity		194,128	128,376

Ur-Energy Inc.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended December 31,
	Note	2024	2023

Sales	18	33,706	17,679
Cost of sales	19	(42,679)	(19,365)
Gross loss		(8,973)	(1,686)

Operating costs	20	(54,116)	(29,156)
Operating loss		(63,089)	(30,842)

Net interest income (expense)		3,341	1,471
Mark to market gain (loss)	13 &14	6,444	(1,586)
Foreign exchange gain		80	325
Other income (loss)		35	(24)
Net loss		(53,189)	(30,656)

Foreign currency translation adjustment		471	(547)
Comprehensive loss		(52,718)	(31,203)

Loss per common share:
Basic		(0.17)	(0.12)
Diluted		(0.17)	(0.12)

Weighted average common shares:
Basic		317,661,375	260,044,403
Diluted		317,661,375	260,044,403

Ur-Energy Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

					Accumulated
					Other
			Share	Contributed	Comprehensive	Accumulated	Shareholders
Year Ended	Note	Shares	Capital	Surplus	Income	Deficit	Equity

December 31, 2022		224,699,621	258,646	19,843	4,265	(220,255)	62,499

Shares issued for cash	17	43,525,809	44,033	—	—	—	44,033
Less share issue costs	17	—	(3,165)	—	—	—	(3,165)
Exercise of warrants	17	206,515	337	—	—	—	337
Exercise of stock options	17	2,225,098	2,023	(611)	—	—	1,412
Redemption of RSUs		241,857	308	(377)	—	—	(69)
Stock compensation		—	—	1,026	—	—	1,026
Comprehensive income (loss)		—	—	—	(547)	(30,656)	(31,203)
December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Shares issued for cash	17	82,662,325	97,568	—	—	—	97,568
Less share issue costs	17	—	(4,683)	—	—	—	(4,683)
Exercise of warrants	17	8,188,250	15,849	—	—	—	15,849
Exercise of stock options	17	2,351,563	2,326	(319)	—	—	2,007
Redemption of RSUs	17	—	—	(60)	—	—	(60)
Reclassify stock options to liabilities		—	—	(1,310)	—	—	(1,310)
Stock compensation		—	—	1,276	—	—	1,276
Comprehensive income (loss)		—	—	—	471	(53,189)	(52,718)
December 31, 2024		364,101,038	413,242	19,468	4,189	(304,100)	132,799

Ur-Energy Inc.
Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended December 31,
	Note	2024	2023

Operating activities
Net loss		(53,189)	(30,656)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		2,387	1,026
Borrowed inventory included in cost of sales	21	19,282	—
Payment of deposit on borrowed inventory		(3,750)	—
Net realizable value adjustments		6,005	10,689
Amortization of mineral properties		387	814
Depreciation of capital assets		2,735	2,167
Accretion expense		760	497
Amortization of deferred loan costs		33	43
Provision for reclamation		(6)	—
Mark to market loss (gain)	13 & 14	(6,444)	1,586
Unrealized foreign exchange gain		(80)	(319)
Changes in non-cash working capital:
Trade receivables		(16,511)	—
Lease receivable		(1,196)	(285)
Inventory		(24,178)	(3,357)
Prepaid expenses		(251)	(178)
Accounts payable and accrued liabilities		2,098	991
Net cash used in operating activities		(71,918)	(16,982)

Investing activities
Purchase of capital assets		(9,046)	(2,039)
Net cash used in investing activities		(9,046)	(2,039)

Financing activities
Issuance of common shares and warrants for cash	17	97,568	53,142
Share issue costs	17	(4,683)	(3,165)
Proceeds from exercise of warrants and stock options		12,401	1,586
RSU redeemed for cash		(60)	(69)
Change in finance lease liabilities		391	—
Repayment of debt		(5,727)	(5,409)
Net cash provided by financing activities		99,890	46,085

Effects of foreign exchange rate changes on cash		(97)	45

Increase in cash and cash equivalents, and restricted cash and cash equivalents		18,829	27,109
Beginning cash and cash equivalents, and restricted cash and cash equivalents		68,249	41,140
Ending cash and cash equivalents, and restricted cash and cash equivalents	21	87,078	68,249

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

1.Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage issuer. The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located primarily in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013.

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, the Company has not determined whether the properties contain mineral reserves. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties. Furthermore, the Company currently has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in situ recovery (“ISR”) mining, such as the Lost Creek Property or the Shirley Basin Project. As a result, and even though the Company commenced recovery of uranium at the Lost Creek Project in August 2013, the Company remains an exploration stage issuer, and will continue to remain an exploration stage issuer until such time as proven or probable mineral reserves have been established.

2.Summary of Significant Accounting Policies

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to the fair value of stock-based compensation and warrant liabilities using the factors associated with the Black-Scholes calculations, estimation of the amount of recoverable uranium included in the in-process inventory, impairment of long-lived assets including mineral properties, estimation of the fair market value of non-produced inventory and the inventory derivative obligation, estimation of inputs used to calculate asset retirement obligations such as credit-adjusted risk free discount rates and inflation rates, total cost and the time until the asset retirement commences and the offset of future income taxes through deferred tax assets. Actual results could differ from those estimates.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Functional and reporting currency

The reporting currency for these consolidated financial statements is U.S. dollars. Items included in the financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of Ur-Energy Inc. is the Canadian dollar and the functional currency for Ur-Energy USA Inc. and its subsidiaries, all of which are wholly owned subsidiaries, is the U.S. dollar.

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

Restricted cash and cash equivalents

Cash and cash equivalents that secures various instruments related to surety bonds, which secure reclamation obligations and a state lease, are shown as restricted cash.  Restricted cash and cash equivalents are excluded from cash and cash equivalents and are included in non-current assets.

Trade receivables

Trade receivables are recorded at invoiced amounts. The Company has no history of credit losses and has contracts with its customers that specify payment terms of 30 days or less with recourse provisions if payments are not made on a timely basis.  Due to the nature of its products and services, the Company’s sales are limited to a small number of customers who have high credit scores and stable businesses.

Lease receivables

The Company originates direct finance leases for drilling equipment. The residual value of the direct finance leases is specified in the lease agreement. Residual values amounted to $50 thousand at December 31, 2024 and are included in the carrying value of direct finance leases. Unearned lease revenue represents the difference between the Company’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

Inventory

In-process inventory represents uranium that has been extracted from the wellfield and captured in the processing plant and is currently being transformed into a saleable product. Plant inventory is triuranium octoxide or (‘U3O8”) that is contained in yellowcake, which has been dried and packaged in drums, but not yet shipped to the conversion facility. Conversion facility inventory is U3O8 that has been shipped to the conversion facility. The amount of U3O8 in the conversion facility inventory includes the amount of U3O8 contained in drums shipped to the conversion facility plus or minus any final weighing and assay adjustments per the terms of our uranium supplier’s agreement with the conversion facility.  Inventory values are calculated on a weighted average basis.

The Company’s inventories are measured at the lower of cost or net realizable value (“NRV”) and reflect the U3O8 content in various stages of the production and sales process including in-process inventory, plant inventory, and conversion facility inventory.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Mineral properties

Acquisition costs of mineral properties are capitalized. Amortization is calculated on a straight-line basis as there are no proven reserves. The initial estimated life for the Lost Creek Project was 10 years which was used to amortize the mineral property acquisition costs.

If properties are abandoned or sold, they are written off. If properties are impaired in value, the costs of the properties are written down to their estimated fair value at that time.

Exploration, evaluation, and development costs

Exploration and evaluation costs consist of annual lease and claim maintenance fees, and the associated costs of the exploration, evaluation, and regulatory departments as well as exploration costs including drilling and analysis on properties that have not reached the permitting or operations stage. These costs are expensed and included in operating costs.

Development expenses relate to the Company’s Lost Creek, LC East, Lucky Mc and Shirley Basin projects, which are more advanced in terms of economic assessment, permitting, and operational status. Development expenses include all costs associated with exploring, delineating, and permitting the projects; and the costs associated with the construction and development of permitted mine units including wells, pumps, piping, header houses, roads, and other infrastructure related to the preparation of a mine unit to begin extraction operations as well as the cost of drilling and completing disposal wells. These costs are expensed and included in operating costs.

Equipment purchases and costs associated with constructing the plant building as well as mine site access roads and the plant site are capitalized and amortized on a straight line basis over the initially estimated life of the mine.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

When potential impairment is indicated, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, recoverable resources and operating, capital, and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is determined using discounted future net cash flows, or other measures of fair value.  Changes in these estimates may materially impact the carrying value of the assets. Management did not identify impairment indicators that would require a formal impairment test for the years ended December 31, 2024 and 2023.

Lost Creek has been the Company’s sole source of uranium concentrates produced and sold to generate sales revenues since 2013. The economic viability of the Company’s mining activities, including the expected duration and profitability of Lost Creek and of any future ISR mines, such as Shirley Basin, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.

Notes payable

Long-term debt is carried at amortized cost. Debt issuance costs, debt premiums and discounts and annual fees are included in the long-term debt balance and amortized using the effective interest rate over the contractual terms of the long-term debt.

Inventory derivative obligation

The obligation associated with the inventory loan is classified as a single derivative and is carried at fair value, net of the related cash deposit held by the lender.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Financing lease liabilities and right of use assets

We categorize leases with contractual terms longer than twelve months as operating or financing leases. Financing leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Right of use assets acquired under finance leases are recorded in capital assets (net). All other leases are categorized as operating leases. Our leases generally have terms that range from three to five years for equipment.

Right of use assets are recognized based on the initial present value of the fixed lease payments plus any direct costs from executing the leases or lease prepayments. Finance lease right of use assets are amortized within operating expenses on a straight-line basis over the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.

Lease liabilities are recognized at the present value of the fixed lease payments. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date.

Revenue recognition

Our revenues are primarily derived from the sale of U3O8 under either long-term (deliveries typically in two to five years) or spot (immediate delivery) contracts with our customers. The contracts specify the quantity to be delivered, the price or specific calculation method of the price, payment terms, and the year(s) of the delivery. When a delivery is approved, the Company notifies the conversion facility with instructions for a title transfer to the customer. For sales of U3O8, the single performance obligation is met, the transaction price is known, and revenue is recognized at the time of the transfer of control of the agreed-upon quantities to the customer.

Stock-based compensation

Stock-based compensation cost from the issuance of stock options and restricted share units (“RSUs”) is measured at the grant date based on the fair value of the award and is recognized over the related service period. Stock-based compensation costs are charged to cost of sales, exploration and evaluation, development, and general and administrative expense on the same basis as other compensation costs.

Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades in, (b) the currency in which the employee's pay is denominated, or (c) the functional currency of the employer’s operations, are required to be classified as liabilities. The Company previously used the substantial portion trading exception to classify the Canadian dollar denominated options awards issued to U.S. based employees as equity. However, the decrease in the number of shares traded in the Canadian market for the Company’s trading symbol, URE, as compared to the number of shares traded on the NYSE American for the Company’s trading symbol, URG, following our July 29, 2024 underwritten public offering resulted in the reclassification of outstanding stock options that were issued to US based employees which were denominated in Canadian dollars from equity-classified to liability-classified options (see note 17).  The reclassification is accounted for as a share option modification in accordance with FASB’s ASC 718 – Compensation – Stock Compensation (“ASC 718”). Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. For each reporting period after the modification date, the stock option liability is adjusted so that it equals the portion of the requisite service provided multiplied by the modified award’s fair value at the end of the reporting period. Increases in the fair value of the liability in excess of the minimum grant date compensation cost described above are recognized as share-based compensation in operating expenses in the consolidated statement of operations and comprehensive loss. For all future grants of liability-classified option awards, the compensation cost is remeasured at each reporting period until settlement date.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

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

Earnings and loss per share calculations

Diluted earnings per common share are calculated by including all options that are in-the-money based on the average stock price for the period as well as RSUs that are outstanding. The treasury stock method was applied to determine the dilutive number of options. Warrants are included only if the exercise price is less than the average stock price for the quarter. In periods of loss, the diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities.  All convertible securities were anti-dilutive for all periods presented.

Segments

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single operating segment. Our determination that we operate as a single segment is consistent with the financial information as presented in the Consolidated Statement of Operations, which is regularly reviewed by the chief operating decision maker (CODM), considered to be the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis with consideration given to key financial metrics, including gross loss, operating loss, and net loss. All revenues are earned within the United States, and all of the Company’s long-lived assets are within the United States. As the Company operates as a single operating segment, segment assets represent total assets as presented in the consolidated balance sheet. Significant expenses reviewed by the CODM are consistent with the presentation of expenses in the Company’s consolidated statement of operations and comprehensive loss, note 19, and note 20, as shown in the table below.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

	Year Ended December 31,
Single Operating Segment	2024	2023

U3O8 sales	33,146	17,328
Disposal fees	560	351
Sales	33,706	17,679

U3O8 Product Costs	36,674	8,676
Lower of cost, market or NRV adjustments	6,005	10,689
Cost of sales	42,679	19,365

Gross loss	(8,973)	(1,686)

Exploration and evaluation	3,803	2,109
Development	41,509	20,396
General and administration	8,044	6,154
Accretion	760	497
Operating costs	54,116	29,156

Operating loss	(63,089)	(30,842)

Net interest income (expense)	3,341	1,471
Mark to market gain (loss)	6,444	(1,586)
Foreign exchange gain	80	325
Other income (loss)	35	(24)
Net loss	(53,189)	(30,656)

Classification of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivables, restricted cash and cash equivalents, accounts payable and accrued liabilities, lease liabilities, notes payable, inventory derivative obligation, and warrant liabilities. The Company has made the following classifications for these financial instruments:

●	Cash, trade receivables, lease receivables, and restricted cash are recorded at amortized cost. Cash equivalents and restricted cash equivalents are recorded at fair value. Interest income is recorded using the effective interest rate method and is included in income for the period.
●	Accounts payable and accrued liabilities, lease liabilities, and notes payable are measured at amortized cost.
●	The inventory derivative obligation is adjusted to fair value using the average current spot uranium price before subtracting the related cash deposit held by the lender.
●	Warrant liabilities, which relate to the derivative on warrants issued in U.S. dollars, are adjusted to the fair value using the Black-Scholes valuation method.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Fair values

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company follows ASC 820 for measuring the fair value of financial assets and liabilities. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined below:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company's financial assets and liabilities as of December 31, 2024 and 2023 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, lease liabilities, and notes payable. The financial assets and liabilities are carried at cost, which approximates fair value due to their short-term maturities.  Financial instruments, including cash equivalents, restricted cash equivalents, the inventory derivative obligation, and warrant liabilities are adjusted to fair value on a recurring basis as described in the preceding “Classification of financial instruments”.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties. The Company did not record impairment to any non-financial assets in the years ended December 31, 2024 and 2023 and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair value hierarchies of the Company’s financial assets and liabilities as of December 31, 2024 and 2023:

	Fair Value Hierarchy as of December 31, 2024				Fair Value Hierarchy as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets
Cash	10,959	-	-	10,959	11,515	-	-	11,515
Trade receivables	16,511	-	-	16,511	-	-	-	-
Leases receivable	1,481	-	-	1,481	285	-	-	285
Restricted cash	12	-	-	12	31	-	-	31
	28,963	-	-	28,963	11,831	-	-	11,831

Financial liabilities
Accounts payable and accrued liabilities	4,474	-	-	4,474	2,366	-	-	2,366
Notes payable	-	-	-	-	5,694	-	-	5,694
Leases payable	1,240	-	-	1,240	849	-	-	849
	5,714	-	-	5,714	8,909	-	-	8,909

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

The following table sets forth the estimated fair value hierarchies of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value Hierarchy as of December 31, 2024				Fair Value Hierarchy as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	65,096	-	-	65,096	48,185	-	-	48,185
Restricted cash equivalents	11,011	-	-	11,011	8,518	-	-	8,518
	76,107	-	-	76,107	56,703	-	-	56,703

Financial instrument liabilities
Inventory derivative obligation	-	14,408	-	14,408	-	-	-	-
Warrant liabilities	-	2,529	-	2,529	-	11,549	-	11,549
	-	16,937	-	16,937	-	11,549	-	11,549

3.New Accounting Pronouncements

Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, which requires the disclosure of significant segment expenses that are part of an entity’s segment measure of profit or loss and regularly provided to the chief operating decision maker. In addition, it adds or makes clarifications to other segment-related disclosures, such as clarifying that disclosure requirements are required for entities with a single reportable segment and that an entity may disclose multiple measures of segment profit and loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 with early adoption permitted. The Company adopted this standard on a retrospective basis on December 31, 2024, which resulted in expanded segment disclosures in these consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and are applied either prospectively or retrospectively at the option of the Company. The Company will continue to assess the potential impact of the standard.

Reporting Comprehensive Income

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which includes amendments to require the disclosure of certain specific costs and expenses that are included in a relevant expense caption on the face of the income statement. Specific costs and expenses that would be required to be disclosed include: purchases of inventory, employee compensation, depreciation and intangible asset amortization. Additionally, a qualitative description of other items is required, equal to the difference between the relevant expense caption and the separately disclosed specific costs. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and are applied either prospectively or retrospectively at the option of the Company. We are evaluating the impact of the amendments on our consolidated financial statements and disclosures.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

4.Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and Cash Equivalents	December 31, 2024	December 31, 2023

Cash on deposit	8,692	11,515
Money market accounts	67,363	48,185
	76,055	59,700

5.Trade Receivables

The Company’s trade receivables consist of the following:

Trade Receivable	December 31, 2024	December 31, 2023

Uranium sales	16,500	—
Disposal fees	11	—
	16,511	—

6.Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	December 31, 2024	December 31, 2023

Current
Lease Receivables	446	95
Unearned Income	(92)	(18)
	354	77

Long-term
Lease Receivables	1,249	225
Unearned Income	(122)	(17)
	1,127	208

The leases are direct financing leases of drilling equipment.  The lease terms are three to four years with a residual payment at the end of the term.  The lease terms include provisions for prepayment after a certain period. For the year ended December 31, 2024, lease payments received totaled $0.2 million and lease revenue was less than $0.1 million.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Lease receivable maturities including residual values as of December 31, 2024 are as follows:

Lease Receivable Maturities	December 31, 2024

2025	528
2026	549
2027	390
2028	374
2029	57
Total	1,898
Less imputed interest	203
Less unearned income	214
Present value of lease receivables	1,481

Current portion of lease receivables	354
Non-current portion of lease receivables	1,127
Total lease receivable (net)	1,481

7.Inventory

The Company’s inventory consists of the following:

Inventory by Type	December 31, 2024	December 31, 2023

In-process inventory	42	—
Plant inventory	1,840	1,343
Conversion facility inventory	18,862	1,228
	20,744	2,571

Using lower of cost or net realizable value, the Company reduced the total inventory valuation by $6,005 in 2024 and $10,689 in 2023.

8.Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consists of the following:

Restricted Cash and Cash Equivalents	December 31, 2024	December 31, 2023

Cash and cash equivalents pledged for reclamation	11,011	8,518
Other restricted cash	12	31
	11,023	8,549

The Company’s restricted cash equivalents consist of money market accounts and short-term government bond instruments.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Management (“BLM”), as applicable. The restricted cash and cash equivalents are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $42.1 million and $28.4 million of coverage towards reclamation obligations were collateralized by the restricted cash as of December 31, 2024, and December 31, 2023, respectively.

9.Mineral Properties

The Company’s mineral properties consist of the following:

	Lost Creek	Shirley Basin	Other U.S.
Mineral Properties	Property	Project	Properties	Total

December 31, 2022	3,280	17,688	14,714	35,682

Change in estimated reclamation costs	—	38	—	38
Depletion and amortization	(814)	—	—	(814)

December 31, 2023	2,466	17,726	14,714	34,906

Change in estimated reclamation costs	4,733	128	—	4,861
Depletion and amortization	(387)	—	—	(387)

December 31, 2024	6,812	17,854	14,714	39,380

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

Other U.S. Properties

Other U.S. properties include the acquisition costs of several prospective mineralized properties, which the Company continues to maintain through claim payments, lease payments, and other holding costs in anticipation of future exploration efforts.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

10.Capital Assets

The Company’s capital assets consist of the following:

	December 31, 2024			December 31, 2023
		Accumulated	Net Book		Accumulated	Net Book
Capital Assets	Cost	Depreciation	Value	Cost	Depreciation	Value

Rolling stock	8,775	(4,472)	4,303	5,226	(3,701)	1,525
Enclosures	37,632	(18,562)	19,070	35,190	(16,850)	18,340
Machinery and equipment	4,012	(1,208)	2,804	2,016	(1,081)	935
Furniture and fixtures	1,129	(180)	949	265	(163)	102
Information technology equipment	1,362	(1,151)	211	1,212	(1,070)	142
	52,910	(25,573)	27,337	43,909	(22,865)	21,044

11.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	December 31, 2024	December 31, 2023

Accounts payable	3,292	1,680
Accrued payroll liabilities	816	578
Accrued severance, ad valorem, and other taxes payable	366	108
	4,474	2,366

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

13. Inventory Derivative Obligation

On November 20, 2024, we executed an agreement to borrow up to 250,000 pounds of U3O8 from a counterparty. The agreement is for one year and calls for interest payments of 5.25% per annum on the value of any uranium borrowed. In addition, there is a requirement to pay 1.5% per annum interest on any pounds not borrowed. The uranium loan value and interest expense calculations are based on the current average spot price. At the end of each month, the loan is subject to mark-to-market adjustments to reflect the current loan valuation. In addition, the Company is required to post a minimum deposit of $15 per pound on any pounds borrowed. If the average uranium prices increase above certain thresholds, an additional $5 per pound will be deposited with the counterparty. Conversely, if the average uranium price declines below the thresholds, the Company can request a deposit refund of $5 per pound, subject to the minimum $15 per pound deposit. The uranium loan is due November 30, 2025.

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit. The Company can return borrowed uranium at any time with 30 days’ notice without penalty and with the right to reborrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposit to the Company. The loan value was initially recorded at $77.13 per pound and was subsequently adjusted to $72.63 per pound resulting in a mark-to-market gain of $1.1 million.

The following table summarizes the Company’s inventory derivative obligations.

Inventory Derivative Obligation	December 31, 2024

Current
Inventory loan fair value	18,158
Inventory loan deposit	(3,750)
14,408

14.Warrant Liability

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per common share for a term of three years.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per common share for a term of three years. As of December 31, 2024, 39,041,000 warrants to purchase 19,520,500 common shares were outstanding.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent company entity, is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-Scholes model described below as there is no active market for the warrants. Any gain or loss from the mark-to-market adjustment of the liability is reflected in net income for the period.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Activity with respect to the warrant liabilities is presented in the following table:

	Feb.	Feb.
	2021	2023
Warrant Liability Activity	Warrants	Warrants	Total

December 31, 2022	2,382	—	2,382

Warrants issued	—	9,109	9,109
Warrants exercised	(55)	(3)	(58)
Mark to market revaluation gain	(626)	2,212	1,586
Effects for foreign exchange rate changes	42	231	273

December 31, 2023	1,743	11,549	13,292

Warrants exercised	(4,771)	(20)	(4,791)
Mark to market revaluation loss (gain)	3,072	(8,392)	(5,320)
Effects for foreign exchange rate changes	(44)	(608)	(652)

December 31, 2024	—	2,529	2,529

The duration of the outstanding warrants as of December 31, 2024 are presented in the following table:

	February 2023
Warrant Liability Duration	Warrants	Total

Current portion of warrant liability	—	—
Long-term warrant liability	2,529	2,529
	2,529	2,529

The fair value of the warrant liabilities on December 31, 2024 and 2023, was determined using the Black-Scholes model with the following assumptions:

	2024	2023

	February	February	February
	2023	2021	2023
Black-Scholes Assumptions	Warrants	Warrants	Warrants

Expected forfeiture rate	—%	—%	—%
Expected life (years)	1.1	0.1	2.1
Expected volatility	46.1%	45.8%	61.6%
Risk free rate	2.9%	3.8%	3.8%
Expected dividend rate	—%	—%	—%
Exercise price	$1.50	$1.35	$$1.50
Market price	$1.15	$1.54	$$1.54

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

15.Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Shirley Basin and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 5.20% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.61%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2040.

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligations	Total

December 31, 2022	30,701

Change in estimated reclamation costs	38
Accretion expense	497

December 31, 2023	31,236

Change in estimated reclamation costs	4,861
Accretion expense	760

December 31, 2024	36,857

The restricted cash discussed in note 8 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

16.Financing Lease Liabilities

The Company’s financing lease liabilities consist of the following:

Finance Lease Liabilities	December 31, 2024	December 31, 2023

Current portion of financing lease liabilities	309	162
Financing lease liabilities	931	687
Total financing lease liabilities	1,240	849

The Company has lease arrangements for certain vehicles.  These leases typically have original terms not exceeding three years and contain residual value purchase options, which are reasonably certain of exercising. As of December 31, 2024, the Company had $1.3 million of leased vehicles included in capital assets, rolling stock (net).  For the year ended December 31, 2024, lease principal payments totaled $0.2 million and lease interest payments totaled $0.2 million for a combined lease payment total of $0.4 million. The weighted average interest rate of the leases is 14.1 percent, and the weighted average remaining life was 2.9 years as of December 31, 2024

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Lease liabilities maturities including residuals as of December 31, 2024 are as follows:

Finance Lease Liability Maturities	December 31, 2024

2025	464
2026	466
2027	448
2028	185
Total	1,563
Less imputed interest	323
Present value of financing lease liabilities	1,240

Current portion of financing lease liabilities	309
Non-current portion of financing lease liabilities	931
Total financing lease liabilities	1,240

17.Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 364,101,038 shares and 270,898,900 shares were issued and outstanding as of December 31, 2024, and 2023, respectively.

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

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to our common shares. Under the Sales Agreement, as amended, we may, from time to time, issue and sell common shares at market prices on the NYSE American or other U.S. market through agents for aggregate sales proceeds of up to $100 million.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

During the year ended December 31, 2024, the Company sold 16,939,825 common shares through its At Market facility for $28.6 million. After issue costs of $0.7 million, net proceeds to the Company were $27.8 million. The Company also received $11.1 million from the exercise of 16,376,500 warrants for 8,188,250 underlying common shares, and $1.3 million from the exercise of 2,351,563 stock options.

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

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2022	8,574,904	0.66

Granted	2,607,657	1.32
Exercised	(2,225,098)	0.64
Forfeited	(39,999)	1.13
Expired	(17,129)	0.68

December 31, 2023	8,900,335	0.87

Granted	2,416,502	1.36
Exercised	(2,351,563)	0.58
Forfeited	(370,782)	1.30

December 31, 2024	8,594,492	1.00

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant.  The total intrinsic value of options exercised was $1.7 million for the year ended December 31, 2024.

We received $1.3 million and $1.4 million from options exercised in the years ended December 31, 2024 and 2023, respectively.

Stock-based compensation expense from stock options was $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was approximately $2.2 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.4 years under the Option Plan.

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

As of December 31, 2024, outstanding stock options were as follows:

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

1.08	3,942	0.1	287	3,942	0.1	287	2025-01-23
0.44	2,512,347	0.9	1,789,326	2,512,347	0.9	1,789,326	2025-11-13
1.00	1,244,100	1.7	185,799	1,244,100	1.7	185,799	2026-08-27
1.55	175,000	2.2	-	116,666	2.2	—	2027-03-14
1.08	1,188,962	3.0	86,681	430,964	3.0	31,419	2028-01-04
1.43	1,053,639	3.9	-	351,213	3.9	—	2028-12-07
1.71	500,000	4.4	-	-	—	—	2029-05-08
1.23	1,916,502	4.9	-	-	—	—	2029-12-12

1.00	8,594,492	2.8	2,062,093	4,659,232	1.5	2,006,831

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.64 (approximately US$1.15) as of the last trading day in the year ended December 31, 2024, that would have been received by the option holders had they exercised their options on that date. There were 4,949,351 in-the-money stock options outstanding and 4,191,353 in-the-money stock options exercisable as of December 31, 2024.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model with the following assumptions:

Stock Options Fair Value Assumptions	2024	2023

Expected forfeiture rate	5.0% - 5.3%	5.1% - 5.3%
Expected life (years)	4.0 - 4.1	4.0
Expected volatility	67.1% - 65.5%	71.7% - 74.7%
Risk free rate	3.8% - 2.9%	3.5% - 3.6%
Expected dividend rate	0.0%	0.0%
Weighted average exercise price (CAD$)	$1.77 - $2.46	$1.55 - $2.06
Black-Scholes value (CAD$)	$0.92 - $1.33	0.89 - $1.16

Liability-classified stock options

As discussed in note 2, U.S. based employees’ stock options previously classified as equity were reclassified as liabilities. The affected options were remeasured and had a value of $2.5 million as of July 29, 2024 and $1.8 million as of December 31, 2024.

The fair value of the liability-classified options on their respective grant dates for the year ended December 31, 2024 after the revaluation on July 29, 2024 was determined using the Black-Scholes model with the following assumptions:

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

	As at	As at
Black-Scholes assumptions as at	December 31, 2024	July 29, 2024

Expected forfeiture rate	—	—
Expected life (years)	0.9 - 4.9	0.3 - 4.8
Expected volatility rate	46.9 - 67.4%	47.7 - 68.2%
Risk free rate	2.85 - 2.94%	3.2 - 3.5%
Expected dividend rate	—%	—%
Exercise price	$0.63 - 2.46	$0.63 - 2.46
Market price	$1.64	$1.80

A summary of the liability-classified option activity for the year ended December 31, 2024 is shown in the following table:

Balance at December 31, 2023	-
Reclassification of liability from equity	2,523
Stock compensation expense as adjusted	172
Options exercised	(859)
Options forfeited	(8)
Increase in liability due to fair value recalculations after initial reclassification	(70)
Balance at December 31, 2024	1,758

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2022	305,530	1.14

Granted	651,912	1.32
Released	(312,575)	1.14
Forfeited	(2,957)	1.15

December 31, 2023	641,910	1.33

Granted	479,141	1.25
Released	(39,233)	1.30
Forfeited	(12,173)	1.43

December 31, 2024	1,069,645	1.29

Stock-based compensation expense from RSUs was $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023,  respectively.  The total fair value of RSUs vested was $0.1 million for the year ended December 31, 2024.

As of December 31, 2024, there was approximately $1.0 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.7 years under the RSU&EI Plan.

As of December 31, 2024, outstanding RSUs were as follows:

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

307,067	0.1	353,127	2025-01-04
283,437	0.9	325,953	2025-12-07
479,141	1.9	551,012	2026-12-12
1,069,645	1.1	1,230,092

The fair value of restricted share units on their respective grant dates was determined using the fair value model with the following assumptions:

Restricted Share Unit Fair Value Assumptions	2024	2023

Expected forfeiture rate	3.6%	3.6% - 3.8%
Grant date fair value (CAD$)	$1.77	$1.55 - $2.06

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per whole common share for a term of three years.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Activity with respect to warrants outstanding is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2022	16,730,530	8,365,265	1.35

Issued	39,100,000	19,550,000	1.50
Exercised	(413,030)	(206,515)	1.35

December 31, 2023	55,417,500	27,708,750	1.46

Exercised	(16,376,500)	(8,188,250)	1.35

December 31, 2024	39,041,000	19,520,500	1.50

We received $11.1 million and $0.3 million from warrants exercised in the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the outstanding warrants were as follows:

		Weighted-
		average	Aggregate
Exercise	Number	remaining	intrinsic
price	of warrants	contractual	value
$	#	life (years)	$	Expiry

1.50	39,041,000	1.1	—	2026-02-21
1.50	39,041,000	1.1	—

The fair value of the warrants on their respective issue dates was determined using the Black-Scholes model with the following assumptions:

Warrant Fair Value Assumptions	2023

Expected forfeiture rate	0.0%
Expected life (years)	3.0
Expected volatility	77.4%
Risk free rate	3.9%
Expected dividend rate	0.0%
Black-Scholes value (CAD$)	$0.63

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

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

18.Sales

Revenue is primarily derived from the sale of U3O8 under multi-year term agreements. The Company also receives disposal fees at Pathfinder’s Shirley Basin facility.

Revenue consists of:

	Year Ended December 31,
	2024		2023
Revenue Summary	Amount	%	Amount	%

Customer A	16,646	49.4%	10,881	61.5%
Customer B	16,500	49.0%	—	0.0%
Customer C	—	0.0%	6,447	36.5%
U3O8 sales	33,146	98.4%	17,328	98.0%

Disposal fees	560	1.6%	351	2.0%

	33,706	100.0%	17,679	100.0%

19.Cost of Sales

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

Cost of sales consists of the following:

	Year Ended December 31,
Cost of Sales	2024	2023

U3O8 Product Costs	36,674	8,676
Lower of cost, market or NRV adjustments	6,005	10,689
	42,679	19,365

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

20.Operating Costs

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

Operating costs consist of the following:

	Year Ended December 31,
Operating Costs	2024	2023

Exploration and evaluation	3,803	2,109
Development	41,509	20,396
General and administration	8,044	6,154
Accretion	760	497
	54,116	29,156

21.Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash and cash equivalents, per the Statement of Cash Flows consists of the following:

	As of December 31,
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	2024	2023

Cash and cash equivalents	76,055	59,700
Restricted cash and cash equivalents included in non-current assets	11,023	8,549
	87,078	68,249

On December 1, 2024, the Company exercised an option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement. The loan value was initially recorded at $77.13 per pound, which was the value applied to the cost of the sale (see note 12). The cost of sale on the borrowed inventory was a non-cash transaction.

	As of December 31,
Non-cash investing activity	2024	2023

Change in estimated reclamation costs in mineral properties	4,861	38

Interest expense paid was $0.3 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

Accounts payable included $0.2 million in equipment purchases at December 31, 2024. Accounts payable included $0.2 million in equipment purchases at December 31, 2023. As these did not affect cash balances at the respective dates, they have been adjusted on the Statement of Cash Flow.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

22.Income Taxes

Income (loss) before income taxes on which the provision for income taxes was computed was as follows:

	Year Ended December 31,
Income (Loss) before Income Tax Provision	2024	2023

United States	(54,757)	(27,263)
Canada	1,568	(3,393)
	(53,189)	(30,656)

There was no federal or state income tax provision (benefit) in the years presented above.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
Deferred Tax Assets	2024	2023

Deferred tax assets
Compensation accruals	145	59
ITC credits	235	255
Asset retirement obligation	10,332	7,662
Equity compensation	822	611
Net operating loss	60,235	47,715
Lease liability	2	3
Fixed assets	7,571	4,821
Cumulative eligible capital deductions	20	22
Share issues cost	1,537	944
Total deferred tax assets	80,899	62,092

Deferred tax liabilities
Unrealized gain/loss	(1)	(1)
ROU asset	(2)	(3)
Total deferred tax liabilities	(3)	(4)

Valuation allowance	(80,896)	(62,088)

Net deferred taxes	-	-

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

The valuation allowance increased by $18,808 and $6,775 during 2024 and 2023, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Net operating losses and tax credit carryforwards as of December 31, 2024, are as follows:

Income Tax Loss Carryforwards	Gross Amounts	Expiration Years

Net operating losses, federal (Pre-January 1, 2018)	79,699	2029 - 2035
Net operating losses, federal (Post-December 31, 2017)	97,061	No expirations
Net operating losses, state	144,079	Varies by state
Net operating losses, Canada	26,770	2026 - 2044
Tax credits, foreign	235	2025-2028

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
Income Tax Rate Reconciliation	2024	2023

Statutory rate	26.5%	26.5%
State tax	12.6%	(2.0)%
Foreign tax	(5.6)%	(4.7)%
Change in valuation allowance	(38.6)%	(21.2)%
Nondeductible items	2.5%	(1.5)%
True-ups/other	—%	(0.1)%
Share issuance costs	2.4%	2.8%
Stock compensation	0.2%	0.2%
	0.0%	0.0%

	Year Ended December 31,
Income Tax Reconciliation	2024	2023

Statutory rate	(13,752)	(8,141)
State tax	(6,547)	617
Foreign tax	2,940	1,433
Change in valuation allowance	20,037	6,512
Nondeductible items	(1,318)	477
True-ups/other	(1)	31
Share of issuance costs	(1,250)	(856)
Stock compensation	(109)	(73)
	-	-

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying Consolidated Statements of Operations. There have been no income tax related interest or penalties assessed or recorded in the years ending December 31, 2024 and 2023.

Other comprehensive loss was not subject to income tax effects.

23.Commitments

Under the terms of its leases for equipment, the Company is committed to minimum annual lease payments as follows:

Lease Payments
Year	Amount

2025	464
2026	466
2027	448
2028	185
1,563

Under the terms of its borrowed inventory agreement, the Company is committed to return 250,000 pounds U3O8 on or before November 30,2025.

Under the terms of its off take sales agreements, the Company is committed to the following deliveries between 2025 and 2033:

Base Quantity
Year	(U3O8 Pounds)

2025	440,000
2026	1,250,000
2027	1,150,000
2028	1,300,000
2029	800,000
2030	700,000
2031	—
2032	100,000
2033	100,000
5,840,000

24.Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivable, restricted cash and cash equivalents, accounts payable and accrued liabilities, notes payable, the inventory derivative obligation, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2024
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $86.4 million at risk on December 31, 2024, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2024.