Form 10-Q
period 2025-03-31
UR-ENERGY INC
filed 2025-05-08
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

Large accelerated filer ◻    Accelerated filer ◻   Non-accelerated filer ☑    Smaller reporting company ☑    Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻ No ☑

As of May 2, 2025, there were 364,819,260 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek and Shirley Basin; (ii)  our ability to reach and sustain steady state higher production levels at Lost Creek in a cost-effective manner; (iii) whether our current projections for buildout of Shirley Basin can to be achieved with respect to budget and timelines and whether Shirley Basin provides the diversity of production anticipated; (iv) our ability to timely deliver into our contractual obligations including sales deliveries and into the repayment of the physical inventory loan; (v) whether the Company continues as a leading U.S. uranium producer; the effects of continuing supply-chain, contractor and labor market challenges; (vi) whether we are able to proceed with the planned exploration programs in 2025, and what the results may be; (vii) the effects of the current evolving uranium market, including supply and demand, and whether higher spot and term pricing will be sustained; (viii) whether global support for nuclear energy will be sustained and the impacts, if any, on the industries resulting from geopolitics, and tariffs and other trade matters; and (ix) what the results of the Section 232 investigation will be and what impacts the findings and any resulting trade-related actions may have on the domestic uranium market including our Company. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated April 11, 2025.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Interim Condensed Consolidated Balance Sheets (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

	Note	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	3	74,848	76,055
Trade receivables	4	—	16,511
Inventory	5	23,485	20,744
Prepaid expenses		1,056	1,597
Current portion of lease receivables (net)	6	569	354
Total current assets		99,958	115,261

Non-current assets
Lease receivables (net)	6	2,007	1,127
Restricted cash and cash equivalents	7	11,139	11,023
Mineral properties (net)	8	39,183	39,380
Capital assets (net)	9	30,586	27,337
Total non-current assets		82,915	78,867
Total assets		182,873	194,128

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	10	7,940	4,474
Inventory derivative obligation (net)	11	12,308	14,408
Current portion of financing lease liabilities	12	370	309
Environmental remediation accrual		63	63
Total current liabilities		20,681	19,254

Non-current liabilities
Financing lease liabilities	12	1,077	931
Warrant liability	13	324	2,529
Asset retirement obligations	14	37,208	36,857
Stock option liabilities	15	484	1,758
Total non-current liabilities		39,093	42,075

Commitments and contingencies	-

Shareholders’ equity
Share capital	15	413,930	413,242
Contributed surplus		20,006	19,468
Accumulated other comprehensive income		4,161	4,189
Accumulated deficit		(314,998)	(304,100)
Total shareholders’ equity		123,099	132,799
Total liabilities and shareholders’ equity		182,873	194,128

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(expressed in thousands of U.S. dollars, except share and per share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended
		March 31,
	Note	2025	2024

Sales	16	—	—
Cost of sales	17	(2,598)	(1,139)
Gross profit (loss)		(2,598)	(1,139)

Operating costs	18	(13,237)	(15,145)
Operating profit (loss)		(15,835)	(16,284)

Interest income		867	619
Interest expense		(266)	(131)
Mark to market gain (loss)	11 & 13	4,310	(2,756)
Foreign exchange gain (loss)		—	12
Other income (loss)		26	(1)
Net income (loss)		(10,898)	(18,541)

Foreign currency translation adjustment		(28)	283
Comprehensive income (loss)		(10,926)	(18,258)

Income (loss) per common share:
Basic		(0.03)	(0.07)
Diluted		(0.03)	(0.07)

Weighted average common shares:
Basic	15	364,434,300	278,030,162
Diluted	15	364,434,300	278,030,162

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Three Months Ended March 31, 2025	Note	Shares	Share Capital	Warrants	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2024		364,101,038	413,242	—	19,468	4,189	(304,100)	132,799

Exercise of stock options	15	464,807	405	—	213	—	—	618
Redemption of RSUs	15	253,415	283	—	(343)	—	—	(60)
Stock compensation	15	—	—	—	668	—	—	668
Comprehensive income (loss)		—	—	—	—	(28)	(10,898)	(10,926)

March 31, 2025		364,819,260	413,930	—	20,006	4,161	(314,998)	123,099

Three Months Ended March 31, 2024	Note	Shares	Share Capital	Warrants	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2023		270,898,900	302,182	—	19,881	3,718	(250,911)	74,870

Shares issued for cash	15	2,464,500	4,227	—	—	—	—	4,227
Share issue costs	15	—	(106)	—	—	—	—	(106)
Exercise of warrants	15	8,188,250	15,849	—	—	—	—	15,849
Exercise of stock options	15	74,674	61	—	(21)	—	—	40
Stock compensation	15	—	—	—	324	—	—	324
Comprehensive income (loss)		—	—	—	—	283	(18,541)	(18,258)

March 31, 2024		281,626,324	322,213	—	20,184	4,001	(269,452)	76,946

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended
		March 31,
	Note	2025	2024

Operating activities
Net income (loss)		(10,898)	(18,541)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	15	(158)	324
Net realizable value adjustments		2,598	1,139
Amortization of mineral properties		271	(22)
Depreciation of capital assets		728	603
Accretion expense		277	121
Amortization of deferred loan costs		—	33
Provision for reclamation		—	(6)
Mark to market loss (gain)	11 & 13	(4,310)	2,756
Loss (gain) on sale of assets		24	—
Unrealized foreign exchange gain		1	(12)
Changes in non-cash working capital:
Trade receivables	4	16,511	—
Inventory	5	(5,340)	(3,266)
Lease receivables	6	105	13
Prepaid expenses		541	(131)
Accounts payable and accrued liabilities	10	2,456	2,612
Net cash provided by (used in) operating activities		2,806	(14,377)

Investing activities
Purchase of capital assets	9	(3,828)	(843)
Net cash used in investing activities		(3,828)	(843)

Financing activities
Issuance of common shares and warrants for cash	15	—	4,227
Share issue costs	15	—	(106)
Proceeds from exercise of warrants and stock options	15	205	11,202
RSU redeemed for cash	15	(60)	—
Change in finance lease liabilities		(156)	—
Repayment of debt		—	(5,767)
Net cash provided by financing activities		(11)	9,556

Effects of foreign exchange rate changes on cash		(58)	(48)

Increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents		(1,091)	(5,712)
Beginning cash and cash equivalents, and restricted cash and cash equivalents		87,078	68,249
Ending cash and cash equivalents, and restricted cash and cash equivalents	19	85,987	62,537

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

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

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property, the Company has not determined whether the property contains mineral reserves. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from the disposition of the properties.

2.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These unaudited interim condensed consolidated financial statements reflect all the normal adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these interim consolidated financial statements.

Segments

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single operating segment. Our determination that we operate as a single segment is consistent with the financial information as presented in the Consolidated Statement of Operations, which is regularly reviewed by the chief operating decision maker (CODM), considered to be the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and General Counsel, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis with consideration given to key financial metrics, including gross loss, operating loss, and net loss. All revenues are earned within the United States, and all of the Company’s long-lived assets are within the United States. As the Company operates as a single operating segment, segment assets represent total assets as presented in the consolidated balance sheet. Significant expenses reviewed by the CODM are consistent with the presentation of expenses in the Company’s consolidated statement of operations and comprehensive loss, note 17, and note 18, as shown in the following table.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

	Three Months Ended
	March 31,
Single Operating Segment	2025	2024

U3O8 sales	—	—
Disposal fees	—	—
Sales	—	—

Lost Creek product costs	—	—
Lower of cost or NRV adjustments	2,598	1,139
Cost of sales	2,598	1,139

Gross profit (loss)	(2,598)	(1,139)

Exploration and evaluation	1,044	903
Development	9,743	11,552
General and administration	2,173	2,569
Accretion	277	121
Operating costs	13,237	15,145

Operating profit (loss)	(15,835)	(16,284)

Interest income	867	619
Interest expense	(266)	(131)
Mark to market gain (loss)	4,310	(2,756)
Foreign exchange gain (loss)	—	12
Other income (loss)	26	(1)
Net income (loss)	(10,898)	(18,541)

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

The Company's financial assets and liabilities as of March 31, 2025 and December 31, 2024 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, lease liabilities, and notes payable. The financial assets and liabilities are carried at cost, which approximate fair value due to their short-term maturities. Financial instruments, including cash equivalents, restricted cash equivalents, the inventory derivative obligation, and warrant liabilities are adjusted to fair value on a recurring basis as described in the preceding “Classification of financial instruments.”

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties. The Company did not record impairment to any non-financial assets in the three months ended March 31, and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair value hierarchies of the Company’s financial assets and liabilities as of March 31, 2025 and December 31, 2024:

	Fair Value Hierarchy as of March 31, 2025				Fair Value Hierarchy as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial assets
Cash	16,867	—	—	16,867	10,959	—	—	10,959
Trade receivables	—	—	—	—	16,511	—	—	16,511
Leases receivable	2,576	—	—	2,576	1,481	—	—	1,481
Restricted cash	12	—	—	12	12	—	—	12
	19,455	—	—	19,455	28,963	—	—	28,963

Financial liabilities
Accounts payable and accrued liabilities	7,940	—	—	7,940	4,474	—	—	4,474
Financing lease liabilities	1,447	—	—	1,447	1,240	—	—	1,240
	9,387	—	—	9,387	5,714	—	—	5,714

The following table sets forth the estimated fair value hierarchies of the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Hierarchy as of March 31, 2025				Fair Value Hierarchy as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	57,981	—	—	57,981	65,096	—	—	65,096
Restricted cash equivalents	11,127	—	—	11,127	11,011	—	—	11,011
	69,108	—	—	69,108	76,107	—	—	76,107

Financial instrument liabilities
Inventory derivative obligation (net)	—	12,308	—	12,308	—	14,408	—	14,408
Warrant liability	—	324	—	324	—	2,529	—	2,529
	—	12,632	—	12,632	—	16,937	—	16,937

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	March 31, 2025	December 31, 2024

Cash on deposit	2,260	8,692
Money market accounts	72,588	67,363
	74,848	76,055

4.	Trade Receivables

The Company’s trade receivables consist of the following:

Trade Receivables	March 31, 2025	December 31, 2024

Uranium sales	—	16,500
Disposal fees	—	11
	—	16,511

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	March 31, 2025	December 31, 2024

In-process inventory	382	42
Plant inventory	582	1,840
Conversion facility inventory	22,521	18,862
	23,485	20,744

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $2,598 and $1,139 for the three months ended March 31, 2025 and 2024, respectively. In the three months ended March 31, 2025, $498 of the NRV adjustment related to produced inventory and $2,100 related to non-produced inventory. There were no non-produced NRV adjustments in the three months ended March 31, 2024.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

6.	Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	March 31, 2025	December 31, 2024

Current
Lease receivables	731	446
Unearned income	(162)	(92)
	569	354

Long-term
Leases receivable	2,252	1,249
Unearned income	(245)	(122)
	2,007	1,127

The leases are direct financing leases of drilling equipment.  The lease terms are three to five years with a residual payment at the end of the term. The lease terms include provisions for prepayment after a certain period. For the three months ended March 31, 2025, lease payments received totaled $0.1 million and lease revenue was less than $0.1 million.

Lease receivable maturities including residual values are as follows:

Lease Receivable Maturities	March 31, 2025

2025	548
2026	773
2027	635
2028	646
2029	303
2030	78
Total	2,983
Less unearned income	407
Present value of lease receivables	2,576

Current portion of lease receivables	569
Non-current portion of lease receivables	2,007
Total lease receivables (net)	2,576

7.	Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consists of the following:

Restricted Cash and Cash Equivalents	March 31, 2025	December 31, 2024

Cash and cash equivalents pledged for reclamation	11,127	11,011
Other restricted cash	12	12
	11,139	11,023

The Company’s restricted cash equivalents consists of money market and short-term government bond investment accounts.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the U.S. Bureau of Land Management (“BLM”) as applicable. The restricted accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds totaled $42.4 million and $42.2 million as of March 31, 2025, and December 31, 2024, respectively.

8.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Property Activity	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2024	6,812	17,854	14,714	39,380

Change in estimated reclamation costs	—	74	—	74
Depletion and amortization	(271)	—	—	(271)

March 31, 2025	6,541	17,928	14,714	39,183

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

9.	Capital Assets

The Company’s capital assets consist of the following:

	March 31, 2025			December 31, 2024
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	8,944	(4,733)	4,211	8,775	(4,472)	4,303
Enclosures	39,862	(18,990)	20,872	37,632	(18,562)	19,070
Machinery and equipment	5,283	(1,233)	4,050	4,012	(1,208)	2,804
Furniture and fixtures	1,136	(179)	957	1,129	(180)	949
Information technology	1,662	(1,166)	496	1,362	(1,151)	211
	56,887	(26,301)	30,586	52,910	(25,573)	27,337

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	March 31, 2025	December 31, 2024

Accounts payable	4,496	3,292
Accrued payroll liabilities	2,911	816
Accrued severance, ad valorem, and other taxes payable	533	366
	7,940	4,474

11.	Inventory Derivative Obligation

On November 20, 2024, we executed an agreement to borrow up to 250,000 pounds of U3O8 from a counterparty. The agreement is for one year and calls for interest payments of 5.25% per annum on the value of any uranium borrowed. In addition, there is a requirement to pay 1.5% per annum interest on any pounds not borrowed. The uranium loan value and interest expense calculations are based on the current average spot price. At the end of each month, the loan is subject to mark-to-market adjustments to reflect the current loan valuation. In addition, the Company is required to post a minimum deposit of $15 per pound on any pounds borrowed. If the average uranium price increases above certain thresholds, an additional $5 per pound will be deposited with the counterparty. Conversely, if the average uranium price declines below the thresholds, the Company can request a deposit refund of $5 per pound, subject to the minimum $15 per pound deposit. The uranium loan is due November 30, 2025.

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit. The Company can return borrowed uranium at any time with 30 days notice without penalty and with the right to reborrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposit to the Company. The loan value was initially recorded at $77.13 per pound and was subsequently adjusted to $72.63 per pound on December 31, 2024. For the three months ended March 31, 2025, the loan value was adjusted to $64.23 resulting in a mark-to-market gain of $2.1 million.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

The following table summarizes the Company’s inventory derivative obligations.

Inventory Derivative Obligation	March 31, 2025	December 31, 2024

Current
Inventory loan fair value	16,058	18,158
Inventory loan deposit	(3,750)	(3,750)
Total	12,308	14,408

12.	Finance Lease Liabilities

The Company’s finance lease liabilities consist of the following:

Finance Lease Liabilities	March 31, 2025	December 31, 2024

Current portion of financing lease liabilities	370	309
Financing lease liabilities	1,077	931
Total financing lease liabilities	1,447	1,240

The Company has lease arrangements for certain vehicles. These leases typically have original terms not exceeding three years and contain residual value purchase options, which are reasonably certain of being exercised. As of March 31, 2025, the Company had $1.3 million of leased vehicles included in capital assets, rolling stock (net).  For the three months ended March 31, 2025, lease principal payments totaled less than $0.1 million and lease interest payments totaled less than $0.1 million for a combined lease payment total of $0.1 million. The weighted average interest rate of the leases is 13.7%, and the weighted average remaining life was 2.9 years as of March 31, 2025.

Lease liabilities maturities including residuals as of March 31, 2025 are as follows:

Finance Lease Liability Maturities	March 31, 2025

2025	400
2026	546
2027	555
2028	245
2029	59
Total	1,805
Less imputed interest	358
Present value of financing lease liabilities	1,447

Current portion of financing lease liabilities	370
Non-current portion of financing lease liabilities	1,077
Total financing lease liabilities	1,447

13.	Warrant Liability

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent company entity, is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

Scholes model as there is no active market for the warrants. Any gain or loss from the mark-to-market adjustment of the liability is reflected in net income for the period.

Activity with respect to the warrant liabilities is presented in the following table:

Feb-2023
Warrant Liability Activity	Warrants

December 31, 2024	2,529

Warrant liability revaluation gain (loss)	(2,211)
Effects of foreign exchange rate changes	6

March 31, 2025	324

The duration of the outstanding warrants as of March 31, 2025 is presented in the following table:

Feb-2023
Warrant Liability Duration	Warrants

Current portion of warrant liability	-
Long-term warrant liability	324
324

The fair value of the warrant liabilities on March 31, 2025, was determined using the Black-Scholes model with the following assumptions:

Feb-2023
Warrant Liability Assumptions	Warrants

Expected forfeiture rate	—%
Expected life (years)	0.9
Expected volatility rate	56.7%
Risk free rate	2.4%
Expected dividend rate	—%
Exercise price	$ 1.50
Market price	$ 0.67

14.	Asset Retirement Obligations

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

The present value of the estimated future closure estimate is presented in the following table:

Asset Retirement Obligation Activity	Total

December 31, 2024	36,857

Change in estimated reclamation costs	74
Accretion expense	277

March 31, 2025	37,208

The restricted cash and cash equivalents discussed in note 7 relate to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

15.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 364,819,260 shares and 364,101,038 shares were issued and outstanding as of March 31, 2025, and December 31, 2024, respectively.

The basic and diluted losses per common share for the three months ended March 31, 2025 and 2024, were $0.03 and $0.07 per share, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.  The shares excluded from the computation of diluted loss per share due to their anti-dilutive effect were 28,415,763, and 28,988,071 as of March 31, 2025, and March 31, 2024, respectively.

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

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2024	8,594,492	1.00

Exercised	(464,807)	0.44

March 31, 2025	8,129,685	1.04

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant. The total intrinsic value of options exercised was $0.2 million for the three months ended March 31, 2025.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

We received $0.2 million and $0.1 million from options exercised in the three months ended March 31, 2025 and 2024, respectively.

Stock-based compensation expense from stock options was $0.6 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was approximately $1.9 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.2 years under the Option Plan.

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares

As of March 31, 2025, outstanding stock options are as follows (expressed in U.S. dollars):

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

0.44	2,051,482	0.6	476,122	2,051,482	0.6	476,122	2025-11-13
1.00	1,244,100	1.4	—	1,244,100	1.4	—	2026-08-27
1.55	175,000	2.0	—	175,000	2.0	—	2027-03-14
1.08	1,188,962	2.8	—	809,963	2.8	—	2028-01-04
1.43	1,053,639	3.7	—	351,213	3.7	—	2028-12-07
1.71	500,000	4.1	—	—	—	—	2029-05-08
1.23	1,916,502	4.7	—	—	—	—	2029-12-12

1.04	8,129,685	2.7	476,122	4,631,758	1.5	476,122

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$0.97 (approximately US$0.67) as of the last trading day in the three months ended March 31, 2025, that would have been received by the option holders had they exercised their options on that date. There were 2,051,482 in-the-money stock options outstanding and 2,051,482 in-the-money stock options exercisable as of March 31, 2025.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model.  There were no options granted in the three months ended March 31, 2025.

Liability-classified stock options

As discussed in note 2 to the consolidated financial statements of the Company dated December 31, 2024, U.S. based employees’ stock options previously classified as equity were reclassified as liabilities. The affected options were remeasured and had a value of $0.5 million on March 31, 2025 and $1.8 million as of December 31, 2024.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

Activity with respect to liability-classified stock options outstanding is summarized as follows:

Liability-classified Stock Option Activity	Total

December 31, 2024	1,758

Stock compensation expense as adjusted	199
Options exercised	(327)
Foreign exchange adjustments	21
Increase (decrease) in liability due to fair value recalculations	(1,167)

March 31, 2025	484

The fair value of the liability-classified options on their respective grant dates for the three-months ended March 31, 2025 was determined using the Black-Scholes model with the following assumptions:

Black-Scholes assumptions as at	As at March 31, 2025

Expected forfeiture rate	—%
Expected life (years)	0.1 - 4.7
Expected volatility rate	46.9% - 65.0%
Risk free rate	2.4% - 2.9%
Expected dividend rate	—%
Exercise price (CAD$)	$0.63 - $2.46
Market price (CAD$)	$0.97

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

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2024	1,069,645	1.29

Redeemed	(307,067)	1.15

March 31, 2025	762,578	1.35

Stock-based compensation expense from RSUs was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The total fair value of RSUs vested was $0.3 million for the three months ended March 31, 2025.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

As of March 31, 2025, there was approximately $0.6 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.5 years under the RSU&EI Plan.

As of March 31, 2025, outstanding RSUs were as follows (expressed in U.S. dollars):

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

283,437	0.7	189,903	2025-12-07
479,141	1.7	321,024	2026-12-12
762,578	1.3	510,927

The fair value of the restricted share units on their respective grant dates was determined using the Black-Scholes model.  There were no restricted share units granted in the three months ended March 31, 2025.

Warrants

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2024	39,041,000	19,520,500	1.50

Exercised	—	—	—

March 31, 2025	39,041,000	19,520,500	1.50

As of March 31, 2025, outstanding warrants were as follows (expressed in U.S. dollars):

		Weighted-
		average	Aggregate
Exercise	Number	remaining	intrinsic
price	of warrants	contractual	value
$	#	life (years)	$	Expiry

1.50	39,041,000	0.9	—	2026-02-21
1.50	39,041,000	0.9	—

The fair value of the warrants on their issue date was determined using the Black-Scholes model. There were no warrants issued in the three months ended March 31, 2025

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

Fair value calculation assumptions for stock options and restricted share units

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

16.	Sales

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements. The Company also receives disposal fee revenues, which are not related to the sale of U3O8.

There were no revenues for the three months ended March 31, 2025 and 2024.

17.	Cost of Sales

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

Cost of sales consists of the following:

	Three months ended
	March 31,
Cost of Sales	2025	2024

Lost Creek product costs	—	—
Lower of cost or NRV adjustments	2,598	1,139
	2,598	1,139

In the three months ended March 31, 2025, $498 of the NRV adjustment related to produced inventory and $2,100 related to non-produced inventory. There were no non-produced NRV adjustments in the three months ended March 31, 2024.

18.	Operating Costs

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

(expressed in thousands of U.S. dollars, except share data)

Operating costs consist of the following:

	Three Months Ended
	March 31,
Operating Costs	2025	2024

Exploration and evaluation	1,044	903
Development	9,743	11,552
General and administration	2,173	2,569
Accretion	277	121
	13,237	15,145

19.	Supplemental Information for Statements of Cash Flows

Cash and cash equivalents, and restricted cash and cash equivalents per the Statements of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	March 31, 2025	March 31, 2024

Cash and cash equivalents	74,848	53,896
Restricted cash and cash equivalents	11,139	8,641
	85,987	62,537

Interest expense paid was $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Accounts payable included $1.2 million and $0.2 million in equipment purchases at March 31, 2025 and 2024, respectively. As these did not affect cash balances at the respective dates, they have been adjusted on the Statements of Cash Flows.

20.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivable, restricted cash and cash equivalents, accounts payable and accrued liabilities, the inventory derivative obligation, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $85.3 million at risk on March 31, 2025, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion and analysis by management is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations and should be read in conjunction with the audited financial statements and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage issuer, as that term is defined by the U.S. Securities and Exchange Commission (“SEC”). We are engaged in uranium recovery and processing activities, including the acquisition, exploration, development, and operation of uranium mineral properties in the U.S. We are operating our first in situ recovery uranium facility at our Lost Creek Project in Wyoming. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our common shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

Ur-Energy has one wholly owned subsidiary, Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation, incorporated under the laws of the State of Delaware, which holds, among other assets, the Shirley Basin Project in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated April 11, 2025.

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at Shirley Basin and other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process uranium oxide (“U3O8”) for shipping to a third-party conversion facility to be weighed, assayed and stored until sold. After sale, when further processed, the uranium we have produced fuels carbon-free, emissions-free nuclear power which is a cost-effective, safe, and reliable form of electrical power. Nuclear power provides an estimated 50% of the carbon-free electricity in the U.S.

Our Lost Creek Project is permitted and licensed for annual recovery of up to 1.2 million pounds U3O8. The processing facility at Lost Creek, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8 to process material from other sources. The Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which a satellite plant is being built in 2025. The Shirley Basin permit and license do allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by future market conditions.

Our sales deliveries in 2025 are projected to be 440,000 pounds U3O8 into two of our sales agreements. We now have seven multi-year sales agreements which together anticipate sales of approximately 5.84 million pounds U3O8 between 2025 and 2033.

Industry and Market Update

Notably in the U.S., a recent Executive Order of the Trump Administration directs the U.S. Department of Commerce to initiate a national security probe under Section 232 of the Trade Expansion Act of 1962 into the impact of imports of critical minerals and specifically identifies uranium. The investigation is ordered to be completed within 180 days (October 12) when a final report with recommendations is submitted to the President. A draft interim report is due to the Secretaries of Defense and Treasury, in addition to other key Administration leaders, by July 14, 2025. The impact of the investigation and subsequent corrective actions, if any, are unknown at this time but could have a positive impact on Ur-Energy as one of the largest domestic uranium producers in the U.S.

Also in April 2025, the Department of Interior implemented “Emergency Permitting Procedures to Strengthen Domestic Energy Supply.” The permitting procedures include uranium projects and, according to the Department of Interior announcement, the measures are designed to expedite the review and, if appropriate, approval of energy projects.

These recent directives from the Trump Administration continue the strong support for energy and mineral development which began on the first day of President Trump’s administration with the Executive Order titled “Unleashing American Energy” which, among other actions, made it U.S. policy to encourage energy exploration and production on federal lands and requires a review to ensure all regulatory requirements related to energy are grounded in clearly applicable law.

Support for nuclear power in the U.S. has grown to a multi-decade high of 77% according to the long-running Bisconti Research annual public opinion poll on nuclear power. Southern Company brought Vogel Unit 4 online in March 2024 and several companies are planning to initiate construction of small modular reactors (“SMR(s)”) within this decade. Constellation, a significant customer of Ur-Energy, announced the launch of the Crane Clean Energy Center that involves the restart of Three Mile Island Unit 1 in Pennsylvania. Several nuclear power companies have signed long-term, highly profitable power supply contracts with big data companies to power data centers.

Most importantly, the U.S. fleet of 94 conventional reactors is experiencing a power production renaissance as reactors are successfully granted life extensions through licensing, power uprates, longer periods between refueling outages and the use of higher levels of fuel enrichment. Each of these contributes to greater power generation and uranium usage. The nuclear power industry has been rapidly transformed from a slowly dying industry just five years ago to a vibrant and growing industry today.

Today’s SMRs have a small footprint, economically and spatially, but meteoric growth in the 2030s is planned by well-funded startups and established long-term players in power plant design and operations. Uranium purchasing will precede SMR operations by two to four years. According to an NEI poll of member companies, there could be as many as 300 SMRs in the U.S. by 2047. The carbon emissions avoided by the utilization of 300 SMRs would be equivalent to taking 100 million cars off the road.

Globally, the nuclear sector continues to grow as nuclear is the only viable scalable source of carbon free, baseload power. According to the World Nuclear Association reporting, as of May 2, 2025, 66 conventional reactors were under construction, 101 reactors were planned, and 440 reactors were operable. In addition to the buildout of new conventional reactors, several nations have reversed or are considering reversals of anti-nuclear policies (Serbia, Estonia, Italy, Spain, Scotland and Belgium). Japan continues to restart reactors, albeit at a slow pace, and there is growing interest in restarting some of the shuttered reactors in Germany. Perhaps the best indication of nuclear power’s growth potential is that the number of countries committing to tripling nuclear power by 2050 rose to 31 during the COP29 UN climate change conference in Baku, Azerbaijan (2024 Q4).

Finally, although tariffs and geopolitical trade actions have dominated the news recently, uranium has been largely excluded from tariffs. Whether the ongoing Section 232 action will change tariff rates remains to be seen. Regardless of whether tariffs are implemented on uranium, it is unlikely it would impact Ur-Energy because nearly all our deliveries to customers are within the U.S. and would not be subject to tariffs.

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

Lost Creek Property

During 2025 Q1 operations at Lost Creek, we dried and packaged 83,066 pounds and shipped 106,301 pounds U3O8 to the conversion facility. At quarter end, our in-process inventory at Lost Creek was approximately 29,700 pounds, our drummed inventory at Lost Creek was 10,772 pounds, and our finished inventory at the conversion facility was 368,540 pounds. Subsequent to quarter end, we shipped an additional 35,287 pounds U3O8. We now have 403,827 pounds U3O8 in inventory at the conversion facility.

As previously disclosed, our wellfield flow rate has increased by 44% since the beginning of March 2025 and is now routinely over 2,800 gallons per minute. Additional flow increases are expected throughout the summer as our current fleet of 19 contract drill rigs and Company construction staff bring on additional header houses and enhance flow in existing wells through routine maintenance and improvements. Head grade remains on target. The Lost Creek processing plant is reducing in-circuit inventory with both dryers operating routinely and other process circuits performing more consistently.

Our safety performance has improved with no recordable injury or illness incidents occurring in 2025.

The recent improvements in performance and safety are attributable to several factors of which we believe the most important are growing employee skills and confidence and achieving higher employee retention rates. Our increased number of drill rigs together with mild winter conditions have also contributed to increased output.

Subsequent to quarter-end, we received the Wyoming Department of Environmental Quality (WDEQ) amendments to our Lost Creek permit to mine. This final permitting action by the State, following the license amendment received from WDEQ Uranium Recovery Program (URP) in 2021, allows for the expansion of recovery operations in up to six additional mine units in the HJ and KM horizons at our LC East Project and HJ mine units at Lost Creek. The State’s permit approval was followed by the final concurrence and approval for the expansion: the related aquifer exemption from the U.S. Environmental Protection Agency which was received May 1, 2025.

We anticipate that we will deliver and sell 440,000 pounds U3O8 at an average price per pound sold of $61.56 in 2025 from which we expect to realize revenues of $27.1 million from our U3O8 sales.

Shirley Basin

Construction at our fully permitted Shirley Basin Project is on target and we continue to estimate early 2026 mine startup. We have hired many of our senior site management and construction staff, who are already directly involved with facility construction. Training of new staff is ongoing, including certain training being conducted at Lost Creek. We have hired several additional professional staff who will join the Shirley Basin team in Q2. Recruiting for operational staff, including the remaining managers, will be ongoing through 2025 Q2 – Q3.

To date, we have completed the following construction activities: upgraded the existing road to an all-weather surface; installed and completed 125 monitor wells for mine unit one and additional site groundwater characterization; installed power between the historical substation and the site for the satellite plant; installed communications and security systems; installed the septic system for the satellite plant enclosure; and initiated dirt work for the satellite plant foundation. We have completed the refurbishment of the existing warehouse, construction bay and maintenance bay. We have also installed and furnished modular offices for these buildings. The construction of the ion exchange vessels is still expected to be complete this fall.

Subsequent to quarter end, we have begun drilling in mine unit one and installed the necessary equipment to conduct sampling of wells related to regulatory permitting. Receipt of materials for the installation of monitor wells has begun and several shipments of materials to construct the main production and injection pipelines for the first mine unit have also been received. Additional dirt work to prepare the satellite plant foundation is now ongoing. The building enclosure for the satellite plant, which will house the ion exchange and wastewater management systems, has been procured. Detailed engineering of all systems continues to support final procurement of plant equipment.

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

U3O8 Price per Pound Sold Calculation	Unit	2024 Q2	2024 Q3	2024 Q4	2025 Q1

Sales per financial statements	$000	4,653	6,400	22,653	—
Disposal fees	$000	(29)	(235)	(296)	—
U3O8 sales	$000	4,624	6,165	22,357	—
U3O8 pounds sold	lb	75,000	100,000	395,000	—
U3O8 price per pound sold	$/lb	61.65	61.65	56.60	—

Sales per the financial statements includes U3O8 sales and disposal fees. Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation	Unit	2024 Q2	2024 Q3	2024 Q4	2025 Q1

Cost of sales per financial statements	$000	3,327	5,613	32,600	2,598
Lower of cost or NRV adjustment	$000	(200)	(722)	(3,944)	(2,598)
U3O8 product costs	$000	3,127	4,891	28,656	—
U3O8 pounds sold	lb	75,000	100,000	395,000	—
U3O8 cost per pound sold	$/lb	41.69	48.91	72.55	—

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

U3O8 Product Sales

The following table provides information on our U3O8 sales:

U3O8 Product Sales	Unit	2024 Q2	2024 Q3	2024 Q4	2025 Q1

U3O8 Product Sales
Produced	$000	4,624	6,165	5,857	—
Non-produced	$000	—	—	16,500	—
	$000	4,624	6,165	22,357	—

U3O8 Pounds Sold
Produced	lb	75,000	100,000	95,000	—
Non-produced	lb	—	—	300,000	—
	lb	75,000	100,000	395,000	—

U3O8 Price per Pounds Sold
Produced	$/lb	61.65	61.65	61.65	—
Non-produced	$/lb	—	—	55.00	—
	$/lb	61.65	61.65	56.60	—

In 2024, we delivered 570,000 pounds at an average price per pound sold of $58.15.

Our total sales in 2025 are projected at 440,000 pounds of U3O8 at an average price per pound sold of $61.56 and we expect to realize revenues of $27.1 million. The deliveries are under contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound.

Deliveries for 2025 are committed to two customers for a base amount of 400,000 pounds of U3O8. Under our agreements, both buyers elected to flex up the annual base delivery quantity by 10%.  Deliveries of 165,000 pounds, 110,000 pounds, and 165,000 pounds are expected to be made in 2025 Q2, Q3, and Q4, respectively.

There were no product sales in 2025 Q1.

U3O8 Product Costs

The following table provides information on our U3O8 product costs:

U3O8 Product Costs	Unit	2024 Q2	2024 Q3	2024 Q4	2025 Q1

U3O8 Product Costs
Ad valorem and severance taxes	$000	42	81	164	—
Cash costs	$000	2,336	3,798	4,774	—
Non-cash costs	$000	749	1,012	958	—
Produced	$000	3,127	4,891	5,896	—
Non-produced	$000	—	—	22,760	—
	$000	3,127	4,891	28,656	—

U3O8 Pounds Sold
Produced	lb	75,000	100,000	95,000	—
Non-produced	lb	—	—	300,000	—
	lb	75,000	100,000	395,000	—

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.56	0.81	1.73	—
Cash costs	$/lb	31.15	37.98	50.25	—
Non-cash costs	$/lb	9.98	10.12	10.08	—
Produced	$/lb	41.69	48.91	62.06	—
Non-produced	$/lb	—	—	75.87	—
	$/lb	41.69	48.91	72.55	—

In 2024, we delivered 570,000 pounds sales, which consisted of 270,000 produced pounds and 300,000 non-produced pounds. The produced pounds were captured and drummed during the ramp up period at a higher average cost per pound when the mine operated at lower, ramp up, production levels.

During 2024, we purchased 300,000 pounds and borrowed 250,000 pounds at an average cost of $75.87 per pound to meet 2024 delivery requirements and to establish a sufficient base inventory position for 2025. We delivered 300,000 of the 550,000 non-produced pounds in 2024 Q4, leaving 250,000 non-produced pounds in ending inventory available for 2025 delivery requirements, if needed, or to be sold into the spot market if it is advantageous to do so.

There were no product sales in 2025 Q1.

U3O8 Product Profit (Loss)

The following table provides information on our U3O8 product profit and loss:

U3O8 Product Profit (Loss)	Unit	2024 Q2	2024 Q3	2024 Q4	2025 Q1

U3O8 Product Sales
Produced	$000	4,624	6,165	5,857	—
Non-produced	$000	—	—	16,500	—
	$000	4,624	6,165	22,357	—

U3O8 Product Costs
Produced	$000	3,127	4,891	5,896	—
Non-produced	$000	—	—	22,760	—
	$000	3,127	4,891	28,656	—

U3O8 Product Profit (Loss)
Produced	$000	1,497	1,274	(39)	—
Non-produced	$000	—	—	(6,260)	—
	$000	1,497	1,274	(6,299)	—

U3O8 Pounds Sold
Produced	lb	75,000	100,000	95,000	—
Non-produced	lb	—	—	300,000	—
	lb	75,000	100,000	395,000	—

U3O8 Price per Pound Sold
Produced	$/lb	61.65	61.65	61.65	—
Non-produced	$/lb	—	—	55.00	—
	$/lb	61.65	61.65	56.60	—

U3O8 Cost per Pound Sold
Produced	$/lb	41.69	48.91	62.06	—
Non-produced	$/lb	—	—	75.87	—
	$/lb	41.69	48.91	72.55	—

U3O8 Gross Profit (Loss) per Pound Sold
Produced	$/lb	19.96	12.74	(0.41)	—
Non-produced	$/lb	—	—	(20.87)	—
	$/lb	19.96	12.74	(15.95)	—

U3O8 Product Profit (Loss) Margin per Pound Sold
Produced	%	32.4%	20.7%	(0.7)%	—%
Non-produced	%	—%	—%	(37.9)%	—%
	%	32.4%	20.7%	(28.2)%	—%

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

U3O8 Production and Ending Inventory

The following tables provide information on our production and ending inventory of U3O8 pounds:

U3O8 Production	Unit	2024 Q2	2024 Q3	2024 Q4	2025 Q1

Pounds captured	lb	70,679	75,075	81,771	74,479
Pounds drummed in	lb	64,170	71,804	74,006	83,066
Pounds shipped	lb	70,390	67,488	66,526	106,301
Non-produced pounds purchased or borrowed	lb	—	—	550,000	—

U3O8 Ending Inventory	Unit	2024 Q2	2024 Q3	2024 Q4	2025 Q1

Pounds
In-process inventory	lb	86,204	90,140	39,169	29,700
Plant inventory	lb	21,570	26,580	33,919	10,772
Conversion inventory - produced	lb	74,625	40,713	12,239	118,540
Conversion inventory - non-produced	lb	—	—	250,000	250,000
	lb	182,399	157,433	335,327	409,012

Value
In-process inventory	$000	447	427	42	382
Plant inventory	$000	1,072	1,499	1,840	582
Conversion inventory - produced	$000	3,555	2,320	704	6,463
Conversion inventory - non-produced	$000	—	—	18,158	16,058
	$000	5,074	4,246	20,744	23,485

Cost per Pound
In-process inventory	$/lb	5.19	4.74	1.07	12.86

Plant inventory	$/lb	49.70	56.40	54.25	54.03

Conversion inventory:
Ad valorem and severance tax	$/lb	0.67	1.63	1.57	2.16
Cash cost	$/lb	36.77	45.26	46.83	43.43
Non-cash cost	$/lb	10.20	10.09	9.12	8.94
Conversion inventory - produced	$/lb	47.64	56.98	57.52	54.53
Conversion inventory - non-produced	$/lb	—	—	72.63	64.23
	$/lb	47.64	56.98	71.93	61.11

In 2024, we captured 265,746 pounds as mining activities began to accelerate. Pounds captured increased in each quarter during 2024, although at a slower rate than we anticipated. Drying issues in the plant impacted our ability to capture pounds. The drying issues were resolved in 2025 Q1.

In 2025 Q1, we drummed 83,066 pounds as drying activities began to increase. This allowed us to increase the average flow rate into the plant to approximately 2,066 average gallons per minute in March. Subsequently, we were able to increase the average flow rate to 2,762 gallons per minute in April, which led to increased production in April of 38,646 pounds captured and 43,226 pounds drummed. The wellfield flow rate at Lost Creek increased by 44% since the beginning of March 2025 and is now routinely over 2,800 gallons per minute. Additional flow increases are expected throughout the summer as we bring on additional header houses and enhance flow in existing wells through routine maintenance and improvements..

We shipped 106,301 pounds during 2025 Q1, which increased our ending inventory at the conversion facility to 368,540 pounds, including 250,000 purchased pounds. Subsequent to quarter end, we shipped an additional 35,287 pounds U3O8. We now have 403,827 pounds U3O8 in inventory at the conversion facility

Because production rates were lower than anticipated in 2024, the cost per pound to produce inventory exceeded its NRV. The NRV adjustments to produced inventory decreased from $10.7 million in 2023 to $3.5 million in 2024. Total NRV adjustments in 2024, including $2.5 million of non-produced inventory NRV adjustments, were $6.0 million.  In 2025 Q1, the NRV adjustments to produced inventory decreased to $0.5 million and NRV adjustment related to non-produced inventory decreased to $2.1 million.

The cost per produced pound at the conversion facility decreased from $57.52 in 2024 Q4 to $54.53 per pound in 2025 Q1 reflecting a lower cost per pound of drummed inventory shipped to the conversion facility.  The decrease in the cost per pound shipped was due to the increase in pounds drummed combined with slightly lower plant production costs during the quarter. As production and shipments continue to increase to targeted levels, we expect the cost per pound in ending inventory, and ultimately the cost per pound sold, to decrease accordingly.

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

The following table summarizes the results of operations for the three months ended March 31, 2025 and 2024 (expressed in thousands of U.S. dollars, except per share and non-GAAP per pound data):

	Three Months Ended
	March 31,
	2025	2024	Change

Sales	—	—	—
Cost of sales	(2,598)	(1,139)	(1,459)
Gross profit (loss)	(2,598)	(1,139)	(1,459)

Operating costs	(13,237)	(15,145)	1,908
Operating profit (loss)	(15,835)	(16,284)	449

Interest income	867	619	248
Interest expense	(266)	(131)	(135)
Mark to market gain (loss)	4,310	(2,756)	7,066
Foreign exchange gain (loss)	—	12	(12)
Other income (loss)	26	(1)	27
Net income (loss)	(10,898)	(18,541)	7,643

Foreign currency translation adjustment	(28)	283	(311)
Comprehensive income (loss)	(10,926)	(18,258)	7,332

Earnings (loss) per common share:
Basic	(0.03)	(0.07)	0.04
Diluted	(0.03)	(0.07)	0.04

U3O8 pounds sold	—	—	—

U3O8 price per pound sold	—	—	—

U3O8 cost per pound sold	—	—	—

U3O8 profit (loss) per pound sold	—	—	—

Sales

Sales per the financial statements includes the U3O8 sales and disposal fees. Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

There were no product sales or disposal fees in 2025 Q1 or 2024 Q1.

Cost of Sales

Cost of sales per the financial statements includes U3O8 product costs, Shirley Basin startup costs, and lower of cost or NRV adjustments as shown in the following table (expressed in thousands of U.S. dollars):

	Three Months Ended
	March 31,
	2025	2024	Change

U3O8 product costs	-	-	-
Lower of cost or NRV adjustments	2,598	1,139	1,459
	2,598	1,139	1,459

There were no U3O8 product sales in 2025 Q1 or 2024 Q1.

NRV adjustments in 2025 Q1 included $0.5 million related to produced inventory and $2.1 million related to non-produced inventory.  The 2024 Q1 NRV adjustment was solely related to produced inventory.  The decrease in the produced-inventory NRV adjustment to $0.5 million in 2025 Q1as compared to $1.1 million 2024 Q1 is primarily related to increased production.  The non-produced NRV adjustment in 2025 Q1 was due to the decrease in the average U3O8 spot price during the quarter.

Gross Profit (Loss)

As we had no sales during the three months ended March 31, 2025 and 2024, we recognized a gross loss in each period equal to the cost of sales, as discussed above.

Operating Costs

The following table summarizes the operating costs for the three months ended March 31, 2025 and 2024 (expressed in thousands of U.S. dollars):

	Three Months Ended
	March 31,
Operating Costs	2025	2024	Change

Exploration and evaluation	1,044	903	141
Development	9,743	11,552	(1,809)
General and administration	2,173	2,569	(396)
Accretion	277	121	156
	13,237	15,145	(1,908)

Total operating costs decreased $1.9 million in the three months ended March 31, 2025 as compared to 2024, respectively. The decrease was mainly due to lower development costs at Lost Creek combined with slightly lower general and administrative expenses.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The increase in cost of $0.1 million for the three months ended March 31, 2025 was driven by increases in labor costs, which were partially offset by lower non-cash costs.

The Company is considered an exploration stage issuer and expenses its pre-production development costs. These development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at the Lost Creek Project not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at the Shirley Basin Project not directly attributable to the construction of the capitalizable assets of the project, including the installation of the first mine unit, which is in progress. The following table summarizes the development costs included in operating costs for the three months ended March 31, 2025 and 2024 (expressed in thousands of U.S. dollars):

	Three Months Ended
	March 31,
Development Costs	2025	2024	Change

Lost Creek mine unit development	9,117	7,615	1,502
Lost Creek disposal well development	2	3,798	(3,796)
Shirley Basin mine unit development	623	134	489
Other development	1	5	(4)
	9,743	11,552	(1,809)

Development expenses decreased approximately $1.8 million in the three months ended March 31, 2025. The decrease was driven by the completion of a new disposal well at Lost Creek in 2024 Q1 with no similar costs in 2025 Q1.  The decrease was partially offset by increased drilling activities and the related wellfield construction costs that relate to the mine unit (“MU”) development program at Lost Creek.

Beginning in February 2025, Shirley Basin wellfield and plant operation costs were initiated.  The costs are being expensed as development costs until inventory production at Shirley Basin commences, at which time the costs will be used to value inventory. At Shirley Basin, development costs increased approximately $0.5 million in 2025 Q1 and will continue to increase as we develop the first mine unit during 2025.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three months ended March 31, 2025, the expenses decreased $0.4 million. The decreases was primarily related to lower stock compensation expense and labor costs, partially offset by higher outside service costs.

Other Income and Expenses

Higher interest rates and cash balances generated increased interest income in 2025. At the same time, interest expense increased reflecting interest costs on the new uranium inventory loan in 2025 Q1 as compared to the Wyoming state bond loan in 2024 Q1, which was paid off in March 2024.

The 2024 Q1 mark to market adjustment included the revaluation of the warrant liability and the 2025 Q1 adjustment included the revaluations of the warrant liability and uranium inventory loan.  Because of a decrease in the Company’s share price, which is used to calculate the warrant liability revaluation, and a decrease in the average U3O8 spot price, which is used to calculate the uranium inventory loan revaluation, 2025 Q1 reflected a $4.3 million gain as compared to a $2.8 million loss in 2024 Q1.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three months ended March 31, 2025 and 2024, were $0.03 and $0.07 per share, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flows, our cash, cash equivalents, and restricted cash and cash equivalents decreased from the December 31, 2024 balance of $87.1 million to $86.0 million as of March 31, 2025. During the three months ended March 31, 2025, we generated $2.8 million from operating activities, used $3.8 million for investing activities, and used less than $0.1 million for financing activities.

Operating activities generated $2.8 million in 2025 Q1. In January 2025, we collected $16.5 million from a sale made in December 2024 and received $0.9 million of interest income. We spent $0.2 million on interest expense, $4.4 million on production costs, and $13.1 million on operating costs. We had a $3.1 million favorable working capital movement primarily related to increases in accounts payable and accrued liabilities.

Investing activities used $3.8 million during the three months ended March 31, 2025. We spent $3.0 million on construction and equipment at Shirley Basin and $0.8 million for rolling stock purchases at Shirley Basin and Lost Creek.

Financing activities used less than $0.1 million in the three months ended March 31, 2025. We received $0.2 million from the exercise of stock options and paid $0.2 million for lease payments and RSUs redemption costs.

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

Universal Shelf Registration and At Market Facility

On May 29, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”), relating to our common shares. On June 7, 2021, we amended and restated the Sales Agreement to include Cantor Fitzgerald & Co. (“Cantor,” and together with B. Riley Securities, the “Agents”) as a co-agent. Under the Sales Agreement, as amended, we may, from time to time, issue and sell Common Shares at market prices on the NYSE American or other U.S. market. The Sales Agreement was filed in conjunction with a universal shelf registration statement on Form S-3, effective May 27, 2020, which has now expired.

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

On July 19, 2023, we entered into an amendment to the Amended Sales Agreement (“Amendment No. 2” and hereafter the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement under which we may sell up to $50 million from time to time through or to the Agents under the Amended Sales Agreement, in addition to amounts previously sold under the Sales Agreement. Subsequently, we filed a new prospectus supplement in June 2024 under which we may sell up to $100 million from time to time through or to the Agents under the Amended Sales Agreement, including the common shares previously sold under the Sales Agreement.

For the three months ended March 31, 2025, we have not utilized the Amended Sales Agreement.

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

Liquidity Outlook

As of May 2, 2025, our unrestricted cash position was $66.0 million.

Our total sales in 2025 are projected at 440,000 pounds of U3O8 at an average price per pound sold of $61.56 and we expect to realize revenues of $27.1 million. The deliveries are under contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound. Deliveries for 2025 are committed to two customers for a base amount of 400,000 pounds of U3O8. Under our agreements, both buyers elected to flex up the annual base delivery quantity by 10%.  Deliveries of 165,000 pounds, 110,000 pounds, and 165,000 pounds are expected to be made in 2025 Q2, Q3, and Q4, respectively.

As of March 31, 2025, we had 368,540 pounds of U3O8 in our conversion facility inventory. We shipped 35,287 pounds on April 21, 2025, which increased our ending inventory at the conversion facility to 403,827 pounds.

In addition to normal production and operating costs at Lost Creek, we anticipate spending approximately $34 million at Shirley Basin on construction, equipment purchases, mine unit development, and initial production costs. We expect that these capital projects will be funded by operating cash flow and cash on hand. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations.

Looking Ahead

We made great strides at Shirley Basin on construction and development activities in 2024. Now, in 2025, we are actively growing into a two-mine site Company. This became particularly true in Q1, as we began hiring additional management and staff and, subsequent to quarter-end, mobilized drill rigs from Lost Creek to begin development drilling for the first mine unit at Shirley Basin. Initial Shirley Basin management and staff include lateral moves of experienced Lost Creek personnel to form the initial core construction and wellfield team. We plan to continue to find opportunities to train new staff at Lost Creek and likely may move experienced operators to Shirley Basin when our phased recruitment plan calls for those hires in 2025 Q3.

With the move of two drill rigs to Shirley Basin, we now have 19 drill rigs working at Lost Creek, which is sufficient for our present development requirements and our planned 2025 exploration programs. Since the start of 2025, we have brought three header houses (HHs) online at Lost Creek: HH 2-12 in January, HH 2-13 in March and HH 2-14 on May 1, 2025.

At Lost Creek, we drummed 83,066 pounds in 2025 Q1 as drying activities began to increase. This allowed us to increase the average flow rate into the plant to approximately 2,066 gallons per minute in March. Subsequently, we were able to increase the average flow rate to 2,762 gallons per minute in April, which led to increased production in April of 38,646 pounds captured and 43,226 pounds drummed.

The wellfield flow rate at Lost Creek increased by 44% since the beginning of March 2025 and is now routinely over 2,800 gallons per minute. Additional flow increases are expected throughout the summer as we bring on additional header houses and enhance flow in existing wells through routine maintenance and improvements. Head grade remains on target and remains on a positive trend.

The Lost Creek processing plant is reducing in-circuit inventory with both dryers operating routinely and other process circuits performing more consistently.

We are generally fully staffed at Lost Creek and retention has improved in recent months, including within our Lost Creek management group. This has allowed us to better train our staff and place a greater focus on their safety.

The Casper construction shop is functioning well and meeting our present header house development needs for Lost Creek and is in position to meet our development needs at Shirley Basin as we move towards production there.

With much development and pre-construction advanced at Shirley Basin in 2024, we are now progressing wellfield development, construction of the modular office building (expected to be complete in 2025 Q3), additional roadwork, and earthwork at the plant site to allow concrete work to begin in May.

As noted above, hiring completed for Shirley Basin includes our Mine Manager and several key managers, nearly all construction and casing staff and the first among our wellfield services team. Our staff of production geologists is in place at the project. In Q2, we will onboard an engineer, a health physicist and geological logging staff, all of whom have been hired. Our phased recruitment program is anticipated to allow for more thorough safety and task training of staff prior to commencement of operations.

We look forward to the commencement of operations at Shirley Basin, as it will diversify our production sources and further support our efforts to remain a leading U.S. uranium producer. We also anticipate restarting exploration programs to identify additional mineral resources and supplement future production.

As discussed above, we have secured multi-year sales agreements with leading nuclear companies, including several which include market-related pricing components. We now have seven agreements that call for combined annual delivery of a base amount of 440,000 to 1,300,000 pounds of U3O8 from 2025 through 2030, with additional deliveries of 100,000 called for in 2032 and 2033. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing.

Our cash position as of May 2, 2025, was $66.0 million.

With additional staff and contractors and significant construction and operational activity at both mine sites, we continue to focus on maintaining safe and compliant operations.

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

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in our 2024 Form 10-K.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of May 2, 2025, we had outstanding 364,819,260 common shares and 8,129,685 options to acquire common shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $85.3 million at risk on March 31, 2025, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2025.

Currency risk

As of March 31, 2025, we maintained a balance of approximately $2.9 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of March 31, 2025, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $7.9 million, the current portion of leases payable of $0.4 million and the repayment of the inventory loan currently valued at $16.1 million. As of March 31, 2025, we had $74.8 million of cash and cash equivalents and $23.5 million in inventory.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $69.55 per pound U3O8 as of May 2, 2025.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

As of March 31, 2025, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UR-ENERGY INC.

Date: May 8, 2025	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)