Form 10-Q
period 2025-06-30
UR-ENERGY INC
filed 2025-08-05
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Yes ◻ No ☑

As of July 31, 2025, there were 364,828,165 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek and Shirley Basin; (ii)  our ability to reach and sustain steady state higher production levels at Lost Creek in a cost-effective manner and whether Mine Unit 1 Phase 2 comes online as projected in 2025 Q4; (iii) whether our current projections for buildout of Shirley Basin and commencement of operations can to be achieved with respect to current expectations for budget and timeline and whether Shirley Basin provides the diversity of production anticipated; (iv) our ability to timely deliver into our contractual obligations including sales deliveries and the repayment of the physical inventory loan; (v) if our expected revenues and cash resources are not sufficient to bring Shirley Basin into production whether we will pursue debt or equity financing and if it will be available on terms acceptable to the Company; (vi) whether our customers will elect to flex the amount of deliveries, and if options for additional sales amounts will be exercised by the Company or our counterparties; whether the Company continues as a leading U.S. uranium producer; (vii) the results of our planned exploration programs in 2025; (viii) the effects of the current evolving uranium market, including supply and demand, and whether higher spot and term pricing will be sustained; (ix) whether global support for nuclear energy will be sustained and the impacts, if any, on the industries resulting from geopolitics, and tariffs and other trade matters; (x) the effects of the Trump Administration Executive Orders intended to reinvigorate the nuclear industries, including for the recovery sector and our Company, and the timing for any such impact; (xi) what the results of the Section 232 investigation will be and what impacts the findings and any resulting remedies may have on the domestic uranium market including our Company. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; changes in uranium recovery technology and the effects of such changes on the market; risks associated with current variable economic conditions; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated April 11, 2025.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Interim Condensed Consolidated Balance Sheets (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

	Note	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	3	57,603	76,055
Trade receivables	4	7	16,511
Inventory	5	20,897	20,744
Prepaid expenses		1,801	1,597
Current portion of lease receivables (net)	6	643	354
Total current assets		80,951	115,261

Non-current assets
Lease receivables (net)	6	2,195	1,127
Restricted cash and cash equivalents	7	11,256	11,023
Mineral properties (net)	8	41,548	39,380
Capital assets (net)	9	35,385	27,337
Total non-current assets		90,384	78,867
Total assets		171,335	194,128

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	10	7,130	4,474
Inventory derivative obligation (net)	11	15,875	14,408
Current portion of financing lease liabilities	12	1,022	309
Environmental remediation accrual		63	63
Total current liabilities		24,090	19,254

Non-current liabilities
Financing lease liabilities	12	1,272	931
Warrant liability	13	2,411	2,529
Asset retirement obligations	14	40,125	36,857
Stock option liabilities	15	1,344	1,758
Total non-current liabilities		45,152	42,075

Commitments and contingencies	-

Shareholders’ equity
Share capital	15	413,930	413,242
Contributed surplus		19,883	19,468
Accumulated other comprehensive income		4,234	4,189
Accumulated deficit		(335,954)	(304,100)
Total shareholders’ equity		102,093	132,799
Total liabilities and shareholders’ equity		171,335	194,128

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(expressed in thousands of U.S. dollars, except share and per share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2025	2024	2025	2024

Sales	16	10,435	4,653	10,435	4,653
Cost of sales	17	(8,495)	(3,327)	(11,093)	(4,466)
Gross profit (loss)		1,940	1,326	(658)	187

Operating costs	18	(17,703)	(12,733)	(30,940)	(27,878)
Operating profit (loss)		(15,763)	(11,407)	(31,598)	(27,691)

Interest income		701	613	1,568	1,232
Interest expense		(290)	(33)	(556)	(164)
Mark to market gain (loss)	11 & 13	(5,622)	4,230	(1,312)	1,474
Foreign exchange gain (loss)		(24)	4	(24)	16
Other income (loss)		42	9	68	8
Net income (loss)		(20,956)	(6,584)	(31,854)	(25,125)

Foreign currency translation adjustment		73	98	45	381
Comprehensive income (loss)		(20,883)	(6,486)	(31,809)	(24,744)

Income (loss) per common share:
Basic		(0.06)	(0.02)	(0.09)	(0.09)
Diluted		(0.06)	(0.02)	(0.09)	(0.09)

Weighted average common shares:
Basic		364,819,260	286,352,188	364,627,843	282,191,175
Diluted		364,819,260	286,352,188	364,627,843	282,191,175

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Six Months Ended June 30, 2025	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2024		364,101,038	413,242	19,468	4,189	(304,100)	132,799

Exercise of stock options	15	464,807	405	213	—	—	618
Redemption of RSUs	15	253,415	283	(343)	—	—	(60)
Stock compensation	15	—	—	668	—	—	668
Comprehensive income (loss)		—	—	—	(28)	(10,898)	(10,926)

March 31, 2025		364,819,260	413,930	20,006	4,161	(314,998)	123,099

Stock compensation	15	—	—	(123)	—	—	(123)
Comprehensive income (loss)		—	—	—	73	(20,956)	(20,883)

June 30, 2025		364,819,260	413,930	19,883	4,234	(335,954)	102,093

Six Months Ended June 30, 2024	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Shares issued for cash	15	2,464,500	4,227	—	—	—	4,227
Share issue costs	15	—	(106)	—	—	—	(106)
Exercise of warrants	15	8,188,250	15,849	—	—	—	15,849
Exercise of stock options	15	74,674	61	(21)	—	—	40
Stock compensation	15	—	—	324	—	—	324
Comprehensive income (loss)		—	—	—	283	(18,541)	(18,258)

March 31, 2024		281,626,324	322,213	20,184	4,001	(269,452)	76,946

Shares issued for cash	15	13,108,525	22,419	—	—	—	22,419
Share issue costs	15	—	(700)	—	—	—	(700)
Exercise of stock options	15	449,879	366	(112)	—	—	254
Stock compensation	15	—	—	325	—	—	325
Comprehensive income (loss)		—	—	—	98	(6,584)	(6,486)

June 30, 2024		295,184,728	344,298	20,397	4,099	(276,036)	92,758

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Six Months Ended
		June 30,
	Note	2025	2024

Operating activities
Net income (loss)		(31,854)	(25,125)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	15	545	649
Net realizable value adjustments		2,696	1,339
Amortization of mineral properties		542	38
Depreciation of capital assets		1,692	1,255
Accretion of asset retirement obligations	14	558	287
Amortization of deferred loan costs		—	33
Provision for reclamation		—	(6)
Mark to market loss (gain)	11 & 13	1,312	(1,474)
Loss (gain) on sale of assets		19	(2)
Unrealized foreign exchange gain		27	(16)
Changes in non-cash working capital:
Trade receivables	4	16,504	(29)
Inventory	5	(2,849)	(3,842)
Lease receivables	6	263	(570)
Prepaid expenses		(202)	(21)
Accounts payable and accrued liabilities	10	1,451	1,846
Net cash provided by (used in) operating activities		(9,296)	(25,638)

Investing activities
Purchase of capital assets	9	(8,892)	(1,853)
Net cash provided by (used in) investing activities		(8,892)	(1,853)

Financing activities
Issuance of common shares and warrants for cash	15	—	26,646
Share issue costs	15	—	(806)
Proceeds from exercise of warrants and stock options	15	205	11,351
RSU redeemed for cash	15	(60)	—
Principal payments on finance lease liabilities		(230)	—
Repayment of debt		—	(5,813)
Net cash provided by (used in) financing activities		(85)	31,378

Effects of foreign exchange rate changes on cash		54	(65)

Increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents		(18,219)	3,822
Beginning cash and cash equivalents, and restricted cash and cash equivalents		87,078	68,249
Ending cash and cash equivalents, and restricted cash and cash equivalents	19	68,859	72,071

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

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

Segments

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single operating segment. Our determination that we operate as a single segment is consistent with the financial information as presented in the Consolidated Statement of Operations, which is regularly reviewed by the chief operating decision maker (CODM), considered to be the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, and General Counsel, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis with consideration given to key financial metrics, including gross loss, operating loss, and net loss. All revenues are earned within the U.S., and all of the Company’s long-lived assets are within the U.S. As the Company operates as a single operating segment, segment assets represent total assets as presented in the consolidated balance sheet. Significant expenses reviewed by the CODM are consistent with the presentation of expenses in the Company’s consolidated statement of operations and comprehensive loss, note 17, and note 18, as shown in the following table.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Single Operating Segment	2025	2024	2025	2024

U3O8 sales	10,428	4,624	10,428	4,624
Disposal fees	7	29	7	29
Sales	10,435	4,653	10,435	4,653

Lost Creek product costs	8,397	3,127	8,397	3,127
Lower of cost or NRV adjustments	98	200	2,696	1,339
Cost of sales	8,495	3,327	11,093	4,466

Gross profit (loss)	1,940	1,326	(658)	187

Exploration and evaluation	1,161	1,025	2,205	1,928
Development	14,062	10,090	23,805	21,642
General and administration	2,199	1,452	4,372	4,021
Accretion of asset retirement obligations	281	166	558	287
Operating costs	17,703	12,733	30,940	27,878

Operating profit (loss)	(15,763)	(11,407)	(31,598)	(27,691)

Interest income	701	613	1,568	1,232
Interest expense	(290)	(33)	(556)	(164)
Mark to market gain (loss)	(5,622)	4,230	(1,312)	1,474
Foreign exchange gain (loss)	(24)	4	(24)	16
Other income (loss)	42	9	68	8
Net income (loss)	(20,956)	(6,584)	(31,854)	(25,125)

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

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

The Company's financial assets and liabilities as of June 30, 2025 and December 31, 2024 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, and lease liabilities. The financial assets and liabilities are carried at cost, which approximate fair value due to their short-term maturities. Financial instruments, including cash equivalents, restricted cash equivalents, the inventory derivative obligation, warrant liabilities, and stock option liabilities are adjusted to fair value on a recurring basis.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties and capital assets. The Company did not record impairment to any non-financial assets in the six months ended June 30, 2025, and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair value hierarchies of the Company’s financial instrument assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Hierarchy as of June 30, 2025				Fair Value Hierarchy as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	46,419	—	—	46,419	65,096	—	—	65,096
Restricted cash equivalents	11,244	—	—	11,244	11,011	—	—	11,011
	57,663	—	—	57,663	76,107	—	—	76,107

Financial instrument liabilities
Inventory derivative obligation (net)	—	15,875	—	15,875	—	14,408	—	14,408
Warrant liability	—	2,411	—	2,411	—	2,529	—	2,529
Stock option liabilities	—	1,344	—	1,344	—	1,758	—	1,758
	—	19,630	—	19,630	—	18,695	—	18,695

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	June 30, 2025	December 31, 2024

Cash on deposit	11,184	8,692
Money market accounts	46,419	67,363
	57,603	76,055

4.	Trade Receivables

The Company’s trade receivables consist of the following:

Trade Receivables	June 30, 2025	December 31, 2024

Uranium sales	—	16,500
Disposal fees	7	11
	7	16,511

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	June 30, 2025	December 31, 2024

In-process inventory	509	42
Plant inventory	921	1,840
Conversion facility inventory	19,467	18,862
	20,897	20,744

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $2,696 and $1,339 for the six months ended June 30, 2025 and 2024, respectively. In the six months ended June 30, 2025, $596 of the NRV adjustment related to produced inventory and $2,100 related to non-produced inventory. In the six months ended June 30, 2024, all NRV adjustment related to produced inventory. The Company did not have any non-produced inventory during the six months ended June 30, 2024.

6.	Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	June 30, 2025	December 31, 2024

Current
Lease receivables	821	446
Unearned income	(178)	(92)
	643	354

Long-term
Leases receivable	2,459	1,249
Unearned income	(264)	(122)
	2,195	1,127

The leases are direct financing leases of drilling equipment. The lease terms are three to five years with a residual payment at the end of the term. The lease terms include provisions for prepayment after a certain period. For the six months ended June 30, 2025, lease payments received totaled $0.3 million and lease revenue was less than $0.1 million.

Lease receivable maturities including residual values are as follows:

Lease Receivable Maturities	June 30, 2025

2025	411
2026	863
2027	726
2028	736
2029	393
2030	151
Total	3,280
Less unearned income	442
Present value of lease receivables	2,838

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

Current portion of lease receivables	643
Non-current portion of lease receivables	2,195
Total lease receivables (net)	2,838

7.	Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consists of the following:

Restricted Cash and Cash Equivalents	June 30, 2025	December 31, 2024

Cash and cash equivalents pledged for reclamation	11,244	11,011
Other restricted cash	12	12
	11,256	11,023

The Company’s restricted cash equivalents consists of money market and short-term government bond investment accounts.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the U.S. Bureau of Land Management (“BLM”) as applicable. The restricted accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds totaled $42.5 million and $42.2 million as of June 30, 2025, and December 31, 2024, respectively.

8.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Property Activity	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2024	6,812	17,854	14,714	39,380

Change in estimated reclamation costs	2,636	74	—	2,710
Depletion and amortization	(542)	—	—	(542)

June 30, 2025	8,906	17,928	14,714	41,548

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

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

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

9.	Capital Assets

The Company’s capital assets consist of the following:

	June 30, 2025			December 31, 2024
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	10,310	(5,061)	5,249	8,775	(4,472)	4,303
Enclosures	42,365	(19,418)	22,947	37,632	(18,562)	19,070
Machinery and equipment	6,661	(1,287)	5,374	4,012	(1,208)	2,804
Furniture and fixtures	1,252	(183)	1,069	1,129	(180)	949
Information technology	1,952	(1,206)	746	1,362	(1,151)	211
	62,540	(27,155)	35,385	52,910	(25,573)	27,337

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	June 30, 2025	December 31, 2024

Accounts payable	5,639	3,292
Accrued payroll liabilities	908	816
Accrued severance, ad valorem, and other taxes payable	583	366
	7,130	4,474

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

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

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit. The Company can return borrowed uranium at any time with 120 days notice without penalty and with the right to reborrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposit to the Company. The loan value was initially recorded at $77.13 per pound and was subsequently adjusted to $72.63 per pound on December 31, 2024. For the three and six months ended June 30, 2025, the loan value was adjusted to $78.50 resulting in mark-to-market losses of $3.6 million and $1.5 million, respectively.

The following table summarizes the Company’s inventory derivative obligations.

Inventory Derivative Obligation	June 30, 2025	December 31, 2024

Current
Inventory loan fair value	19,625	18,158
Inventory loan deposit	(3,750)	(3,750)
Total	15,875	14,408

12.	Finance Lease Liabilities

The Company’s finance lease liabilities consist of the following:

Finance Lease Liabilities	June 30, 2025	December 31, 2024

Current portion of financing lease liabilities	1,022	309
Financing lease liabilities	1,272	931
Total financing lease liabilities	2,294	1,240

The Company has lease arrangements for certain vehicles and mobile equipment. These leases typically have original terms not exceeding four years and contain residual value purchase options, which are reasonably certain of being exercised. As of June 30, 2025, the Company had $3.4 million of leased vehicles and mobile equipment included in capital assets-rolling stock (net).  For the six months ended June 30, 2025, lease principal payments totaled less than $0.2 million and lease interest payments totaled $0.1 million for a combined lease payment total of $0.3 million. The weighted average interest rate of the leases is 15.4%, and the weighted average remaining life was 2.5 years as of June 30, 2025.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

Lease liabilities maturities including residuals as of June 30, 2025 are as follows:

Finance Lease Liability Maturities	June 30, 2025

2025	423
2026	1,134
2027	649
2028	364
2029	170
Total	2,740
Less imputed interest	446
Present value of financing lease liabilities	2,294

Current portion of financing lease liabilities	1,022
Non-current portion of financing lease liabilities	1,272
Total financing lease liabilities	2,294

13.	Warrant Liability

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent company entity, is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss from the mark-to-market adjustment of the liability is reflected in net income for the period.

Activity with respect to the warrant liabilities is presented in the following table:

Feb-2023
Warrant Liability Activity	Warrants

December 31, 2024	2,529

Warrant liability revaluation gain (loss)	(156)
Effects of foreign exchange rate changes	38

June 30, 2025	2,411

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

The fair value of the warrant liabilities on June 30, 2025, was determined using the Black-Scholes model with the following assumptions:

Feb-2023
Warrant Liability Assumptions	Warrants

Expected forfeiture rate	—%
Expected life (years)	0.6
Expected volatility rate	72.7%
Risk free rate	2.6%
Expected dividend rate	—%
Exercise price	$ 1.50
Market price	$ 1.05

14.	Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to the Lost Creek mine and Shirley Basin project and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 5.20% and then discounted at credit-adjusted, risk-free rates ranging from 0.33% to 9.61%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the wellfields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2040.

The present value of the estimated future closure estimate is presented in the following table:

Asset Retirement Obligation Activity	Total

December 31, 2024	36,857

Change in estimated reclamation costs	2,710
Accretion expense	558

June 30, 2025	40,125

The restricted cash and cash equivalents discussed in note 7 relate to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

15.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 364,819,260 shares and 364,101,038 shares were issued and outstanding as of June 30, 2025, and December 31, 2024, respectively.

The basic and diluted losses per common share for the three and six months ended June 30 were $0.06 and $0.09 per share in 2025, and $0.02 and $0.09 per share in 2024, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.  The shares excluded from the computation of diluted loss per share due to their anti-dilutive effect were 28,366,287, and 28,692,113 as of June 30, 2025 and 2024, respectively.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

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

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2024	8,594,492	1.00

Exercised	(464,807)	0.44
Forfeited	(41,222)	1.31

June 30, 2025	8,088,463	1.09

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

The total intrinsic value of options exercised was $0.2 million and $0.6 million in the six months ended June 30, 2025 and 2024, respectively.

We received $0.2 million and $0.3 million from options exercised in the six months ended June 30, 2025 and 2024, respectively.

Stock-based compensation expense from stock options for the three and six months ended June 30 was $0.3 million and $0.5 million in 2025, and $0.2 million and $0.4 million in 2024, respectively.

As of June 30, 2025, there was approximately $1.7 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.0 years under the Option Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

As of June 30, 2025, outstanding stock options are as follows (expressed in U.S. dollars):

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

1.51	2,953	0.2	—	2,953	0.2	—	2025-08-28
0.46	2,051,482	0.4	1,204,247	2,051,482	0.4	1,204,247	2025-11-13
1.06	1,244,100	1.2	—	1,244,100	1.2	—	2026-08-27
1.64	175,000	1.7	—	175,000	1.7	—	2027-03-14
1.14	1,188,962	2.5	—	809,963	2.5	—	2028-01-04
1.51	1,044,780	3.4	—	348,260	3.4	—	2028-12-07
1.81	500,000	3.9	—	166,665	3.9	—	2029-05-08
1.30	1,881,186	4.5	—	—	—	—	2029-12-12

1.09	8,088,463	2.4	1,204,247	4,798,423	1.3	1,204,247

The aggregate intrinsic value of options outstanding and options exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares.  The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.43 (approximately US$1.05) as of the last trading day in the six months ended June 30, 2025, that would have been received by the option holders had they exercised their options on that date. There were 2,051,482 in-the-money stock options outstanding and 2,051,482 in-the-money stock options exercisable as of June 30, 2025.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model. There were no options granted in the six months ended June 30, 2025.

Liability-classified stock options

Activity with respect to liability-classified stock options outstanding is summarized as follows:

Liability-classified Stock Option Activity	Total

December 31, 2024	1,758

Stock compensation expense as adjusted	152
Options exercised	(325)
Options forfeited	(1)
Foreign exchange adjustments	57
Increase (decrease) in liability due to fair value recalculations	(297)

June 30, 2025	1,344

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

The fair value of the liability-classified options as at June 30, 2025 was determined using the Black-Scholes model with the following assumptions:

Black-Scholes assumptions	June 30, 2025

Expected forfeiture rate	—%
Expected life (years)	0.3 - 4.4
Expected volatility rate	55.7% - 83.9%
Risk free rate	2.6% - 2.8%
Expected dividend rate	—%
Exercise price (CAD$)	$0.63 - $2.46
Market price (CAD$)	1.05

Restricted share units

On June 24, 2010, the Company’s shareholders approved the adoption of the Company’s restricted share unit plan (the “RSU Plan”). Amendments to the RSU Plan were approved by our shareholders on June 3, 2021, and the plan is now known as the Amended and Restated Restricted Share Unit and Equity Incentive Plan (the “RSU&EI Plan”). The RSU&EI Plan was approved most recently by our shareholders on June 5, 2025.

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Outstanding RSUs are redeemable on the second anniversary of the grant. Upon an RSU redemption, the holder of the RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2024	1,069,645	1.29

Redeemed	(307,067)	1.15
Forfeited	(5,254)	1.51

June 30, 2025	757,324	1.35

Stock-based compensation expense from RSUs for the three months and six months ended June 30 was $0.1 million and $0.3 million in 2025 and $0.2 million and $0.3 million in 2024, respectively.

The total fair value of RSUs vested was $0.3 million for the six months ended June 30, 2025.

As of June 30, 2025, there was approximately $0.5 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.3 years under the RSU&EI Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

As of June 30, 2025, outstanding RSUs were as follows (expressed in U.S. dollars):

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

281,223	0.4	295,284	2025-12-07
476,101	1.5	499,906	2026-12-12
757,324	1.1	795,190

The fair value of restricted share units on their respective grant dates is determined using the fair value model.  There were no restricted share units granted in the six months ended June 30, 2025.

Warrants

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2024	39,041,000	19,520,500	1.50

Exercised	—	—	—

June 30, 2025	39,041,000	19,520,500	1.50

As of June 30, 2025, outstanding warrants were as follows (expressed in U.S. dollars):

		Weighted-
		average	Aggregate
Exercise	Number	remaining	intrinsic
price	of warrants	contractual	value
$	#	life (years)	$	Expiry

1.50	39,041,000	0.6	—	2026-02-21
1.50	39,041,000	0.6	—

The fair value of the warrants on their issue date was determined using the Black-Scholes model. There were no warrants issued in the six months ended June 30, 2025.

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

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

Revenues for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2025		2024		2025		2024
Revenue Summary	Amount	%	Amount	%	Amount	%	Amount	%

Customer A	10,428	99.9%	4,624	99.4%	10,428	99.9%	4,624	99.4%
U3O8 sales	10,428	99.9%	4,624	99.4%	10,428	99.9%	4,624	99.4%

Disposal fees	7	0.1%	29	0.6%	7	0.1%	29	0.6%

	10,435	100.0%	4,653	100.0%	10,435	100.0%	4,653	100.0%

17.	Cost of Sales

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

Cost of sales consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
Cost of Sales	2025	2024	2025	2024

Lost Creek product costs	8,397	3,127	8,397	3,127
Lower of cost or NRV adjustments	98	200	2,696	1,339
	8,495	3,327	11,093	4,466

In the six months ended June 30, 2025, $596 of the NRV adjustment related to produced inventory and $2,100 related to non-produced inventory. There were no non-produced NRV adjustments in the six months ended June 30, 2024.

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

the construction and development of the permitted property that are otherwise not eligible to be capitalized. G&A expense relates to the administration, finance, investor relations, land, and legal functions, and consists principally of personnel, facility, and support costs.

Operating costs consist of the following:

	Three months ended		Six Months Ended
	June 30,		June 30,
Operating Costs	2025	2024	2025	2024

Exploration and evaluation	1,161	1,025	2,205	1,928
Development	14,062	10,090	23,805	21,642
General and administration	2,199	1,452	4,372	4,021
Accretion of asset retirement obligations	281	166	558	287
	17,703	12,733	30,940	27,878

19.	Supplemental Information for Statements of Cash Flows

Cash and cash equivalents, and restricted cash and cash equivalents per the Statements of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	June 30, 2025	June 30, 2024

Cash and cash equivalents	57,603	61,314
Restricted cash and cash equivalents	11,256	10,757
	68,859	72,071

Interest expense paid for the three and six months ended June 30 was $0.3 and $0.6 million in 2025 and nil and $0.1 million in 2024, respectively.

Accounts payable included $1.4 million and less than $0.1 million in equipment purchases at June 30, 2025 and 2024, respectively. The asset retirement obligation included a $2.7 million change in estimated reclamation costs. Share capital and contributed surplus included $0.4 million and $0.2 million related to the exercise of stock options, respectively.  As these did not affect cash activity at the respective dates, they have been adjusted on the Statements of Cash Flows.

20.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivables, restricted cash and cash equivalents, accounts payable and accrued liabilities, the inventory derivative obligation, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $68.2 million at risk on June 30, 2025, should the financial

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

(expressed in thousands of U.S. dollars, except share data)

institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2025.

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

Our Lost Creek Project is permitted and licensed for annual recovery of up to 1.2 million pounds U3O8. The processing facility at Lost Creek, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8 to process material from other sources. The Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which a satellite plant is being built in 2025, with expected commissioning in early 2026. The Shirley Basin permit and license allow for the construction of a full processing facility, providing greater construction and operating flexibility as may be dictated by future market conditions.

Our sales deliveries in 2025 are projected to be 440,000 pounds U3O8 into two of our sales agreements. We now have eight multi-year sales agreements which together anticipate sales of approximately 6.0 million pounds U3O8 between 2025 and 2033.

Industry and Market Update

On May 23, 2025, President Trump issued four Executive Orders with the objective of taking “swift and decisive action” to rapidly advance U.S. nuclear power generation and global nuclear influence in the interest of America’s national security. The Executive Orders call for quadrupling American nuclear energy capacity from 100 GW in 2024 to 400 GW by 2050 and provide a clear path to achieve that ambitious goal, including workforce development; expansion of domestic conversion and enrichment services; development and deployment of advanced nuclear reactors; and regulatory reform.

The U.S. Department of Energy was directed to prioritize work with the U.S. nuclear industry to add 5 gigawatt of power uprates to existing nuclear reactors and have 10 new large reactors under construction by 2030. The directives emphasize that the U.S. will maintain its leading reputation for nuclear safety. The actions taken will accelerate the development of the nuclear industrial base domestically and reposition the U.S. as a commercial nuclear leader globally. The May 2025 Executive Orders complement other recent Executive Orders and bipartisan Congressional actions to advance the domestic nuclear fuel cycle.

The U.S. Department of Commerce continues its national security probe under Section 232 of the Trade Expansion Act of 1962 into the impact of imports of critical minerals which specifically identifies uranium. The investigation was initiated by Executive Order in April 2025 and is ordered to be completed within 180 days (October 12) when a final report with recommendations is submitted to the President. A draft interim report was due to the Secretaries of Defense and Treasury, in addition to other key Administration leaders, by July 14, 2025. The impact of the investigation and subsequent remedies, if any, are unknown at this time but could have a positive impact on Ur-Energy as one of the largest uranium producers in the U.S.

Although tariffs and geopolitical trade actions have dominated the news recently, uranium has been largely excluded from tariffs. Whether the ongoing Section 232 action will change tariff rates remains to be seen. Regardless of whether tariffs are implemented on uranium, it is unlikely it would impact Ur-Energy because nearly all our deliveries to customers are within the U.S. and are unlikely to be affected by imposition of tariffs.

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

The shift to nuclear power is global, resulting from the desire of many nations for energy security and reliable carbon-free baseload power, and from the immense growth in electricity demand from AI and quantum computing. During the quarter, Sprott Physical Uranium Trust (SPUT) raised $200 million to be used to continue purchasing uranium in the spot market, demonstrating its continued support for the market.

The market has been volatile since the end of 2025 Q1 in reaction to these events and announcements in support of nuclear fuel industries. Spot pricing was $64.23 at the close of 2025 Q1 and closed 2025 Q2 at an average price of $78.50, which was close to the highest average price in 2025. Spot has continued to retract to current average pricing of $71.30 at July 31, 2025.

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

Lost Creek Property

We sold 165,000 pounds U3O8 at an average price of $63.20 per pound in 2025 Q2 for revenue of $10.4 million.

During 2025 Q2 operations at Lost Creek, we dried and packaged 112,033 pounds and shipped 105,316 pounds U3O8 to the conversion facility. At quarter end, our in-process and drummed inventory at Lost Creek was approximately 55,000 pounds, our finished inventory at the conversion facility was 315,607 pounds.

Subsequent to quarter end, we shipped an additional 34,964 pounds U3O8. At July 31, we had 351,148 pounds U3O8 in finished inventory at the conversion facility.

Our wellfield flow rate increased 27% in 2025 Q2. Header house 2-15 was brought online in late June 2025; it is the fourth header house started in 2025. Flow rates are being closely controlled to facilitate all processing activities throughout the mine and plant. We anticipate additional and sustained flow increases in coming months as we bring on additional header houses and the operations team continues to enhance flow in existing wells through routine maintenance and improvements. Head grade remains above expectations. The Lost Creek processing plant is operating both dryers routinely. Other process circuits are performing more consistently following the completion of planned upgrades during the quarter, with additional upgrades and maintenance ongoing.

We received the Wyoming Department of Environmental Quality (WDEQ) amendments to our Lost Creek permit to mine in 2025 Q2. This final permitting action by the State, following the license amendment received from WDEQ Uranium Recovery Program (URP) in 2021, allows for the expansion of recovery operations in up to six additional mine units in the HJ and KM horizons at our LC East Project and HJ mine units at Lost Creek. The State’s permit approval was followed by the final concurrence and approval for the expansion: the related aquifer exemption from the U.S. Environmental Protection Agency which was received May 1, 2025.

Including the sales during the quarter, we anticipate that we will deliver and sell 440,000 pounds U3O8 at an average price per pound sold of $61.56 in 2025 from which we expect to realize revenues of $27.1 million.

Shirley Basin

We continue to progress construction activities at our fully permitted Shirley Basin Project. The compacted earthen pad for our satellite processing building is complete. The contractor for construction of the foundation for the processing building is onsite and has initiated construction activities. Orders for the major components of the plant facility are complete, including the metal building, ion exchange columns, ion exchange resin, and water treatment systems.

Installation of the modular main office complex, totaling ~10,000 square feet, is substantially complete, with electrical and plumbing work advancing. The installation of two evaporation ponds is approximately 75% complete.

Installation of production and injection wells in Mine Unit 1 (SBMU1) continues, with initial drilling, casing and completion in the first three header houses. Monitor wells for SBMU1 have been installed, and sampling is underway. Work has begun to upgrade the electrical substation and other site-wide utilities.

During Q2 we increased our senior site management and construction and development staff by 17. Training of new staff is ongoing. Recruiting for operational staff, including the remaining managers, is ongoing.

Prior to 2025 Q2, we completed the following Shirley Basin construction and development activities: upgraded the existing road to an all-weather surface; installed and completed 125 monitor wells for SBMU1 and additional site groundwater characterization; installed power between the historical substation and the site for the satellite plant; installed communications and security systems; and installed the septic system for the satellite plant enclosure. Additionally, we completed the refurbishment of the existing warehouse, construction bay and maintenance bay, including installation and furnishing modular offices for these buildings. The construction of the ion exchange vessels is still expected to be complete this fall.

Exploration Program

We plan to commence an exploration program in the Great Divide Basin (GDB) in Q3 2025 with an objective to discover new uranium roll fronts and further expand our uranium resource base. We have identified targets for exploration drilling within the GDB at our North Hadsell and LC South projects. In addition to the exploration drilling, we plan to install a series of aquifer test wells at our Lost Soldier Project to increase our understanding of the local hydrogeology.

Sales Agreements

Beginning in 2022, we have secured eight multi-year sales agreements with global nuclear energy companies. Most recently, we secured an agreement which calls for annual delivery of 100,000 pounds U3O8 in each of 2028, 2029 and 2030. Pricing is at an escalated fixed price, well above current spot and term prices. Additionally, we may elect for each of 2028, 2029, and 2030 to sell up to an additional 100,000 lbs. U3O8 per year at a sales price equal to 99% of the average monthly spot price for the two months preceding the delivery date.

Several of our sales agreements are a combination of escalated fixed price and market-related pricing, subject to a floor and ceiling, while others are escalated fixed pricing. Also, several of the agreements include provisions by which the purchase may flex the delivery amount (up or down) as much as 10% in a delivery year and others provide options to add sales quantities in additional delivery years.

Corporate Management Update

On June 30, 2025, Matthew D. Gili was appointed as Ur-Energy’s President as a part of the Company’s succession planning and plans for strategic growth. Mr. Gili is a Professional Engineer with deep C-suite experience having served as a Chief Executive Officer, Chief Operating Officer, Chief Technical Officer and Executive General Manager. Mr. Gili has served in executive roles with publicly traded mining companies, most recently as President and Chief Operating Officer of i-80 Gold Corporation (2021-2025) and, prior to that, as Chief Executive Officer with Nevada Copper Corporation (2018-2020).

Mr. Gili’s strong technical experience includes having been Executive General Manager of the Cortez District, leading one of Barrick’s top mining operations in Nevada, from which Mr. Gili was promoted to Chief Technical Officer for Barrick. Additional operational experience includes roles with Rio Tinto as the Managing Director of the Palabora Mining Company in South Africa and Chief Operating Officer of Oyu Tolgoi in Mongolia. Passionate about safety and environmental stewardship Mr. Gili previously acted as Chairman of the Palabora Foundation, and Chairman of the Mongolian Safety Association.

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

U3O8 Price per Pound Sold Calculation	Unit	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 YTD

Sales per financial statements	$000	6,400	22,653	—	10,435	10,435
Disposal fees	$000	(235)	(296)	—	(7)	(7)
U3O8 sales	$000	6,165	22,357	—	10,428	10,428
U3O8 pounds sold	lb	100,000	395,000	—	165,000	165,000
U3O8 price per pound sold	$/lb	61.65	56.60	—	63.20	63.20

Sales per the financial statements includes U3O8 sales and disposal fees. Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation	Unit	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 YTD

Cost of sales per financial statements	$000	5,613	32,600	2,598	8,495	11,093
Lower of cost or NRV adjustment	$000	(722)	(3,944)	(2,598)	(98)	(2,696)
U3O8 product costs	$000	4,891	28,656	—	8,397	8,397
U3O8 pounds sold	lb	100,000	395,000	—	165,000	165,000
U3O8 cost per pound sold	$/lb	48.91	72.55	—	50.89	50.89

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

U3O8 Product Sales

The following table provides information on our U3O8 sales:

U3O8 Product Sales	Unit	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 YTD

U3O8 Product Sales
Produced	$000	6,165	5,857	—	10,428	10,428
Non-produced	$000	—	16,500	—	—	—
	$000	6,165	22,357	—	10,428	10,428

U3O8 Pounds Sold
Produced	lb	100,000	95,000	—	165,000	165,000
Non-produced	lb	—	300,000	—	—	—
	lb	100,000	395,000	—	165,000	165,000

U3O8 Price per Pounds Sold
Produced	$/lb	61.65	61.65	—	63.20	63.20
Non-produced	$/lb	—	55.00	—	—	—
	$/lb	61.65	56.60	—	63.20	63.20

In 2024, we delivered 570,000 pounds at an average price per pound sold of $58.15.

In 2025 Q2, we sold 165,000 produced pounds of U3O8 at $63.20 per pound. Our total sales in 2025 are projected at 440,000 pounds of U3O8 at an average price per pound sold of $61.56 and we expect to realize revenues of $27.1 million. The deliveries are under contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound.

Deliveries for 2025 are committed to two customers for a base amount of 400,000 pounds of U3O8. Under our agreements, both buyers elected to flex up the annual base delivery quantity by 10%.  Deliveries of 165,000 pounds were made in 2025 Q2 and deliveries of 110,000 pounds and 165,000 pounds are expected to be made in 2025 Q3 and Q4, respectively.

U3O8 Product Costs

The following table provides information on our U3O8 product costs:

U3O8 Product Costs	Unit	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 YTD

U3O8 Product Costs
Ad valorem and severance taxes	$000	81	164	—	433	433
Cash costs	$000	3,798	4,774	—	6,635	6,635
Non-cash costs	$000	1,012	958	—	1,329	1,329
Produced	$000	4,891	5,896	—	8,397	8,397
Non-produced	$000	—	22,760	—	—	—
	$000	4,891	28,656	—	8,397	8,397

U3O8 Pounds Sold
Produced	lb	100,000	95,000	—	165,000	165,000
Non-produced	lb	—	300,000	—	—	—
	lb	100,000	395,000	—	165,000	165,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	0.81	1.73	—	2.62	2.62
Cash costs	$/lb	37.98	50.25	—	40.21	40.21
Non-cash costs	$/lb	10.12	10.08	—	8.06	8.06
Produced	$/lb	48.91	62.06	—	50.89	50.89
Non-produced	$/lb	—	75.87	—	—	—
	$/lb	48.91	72.55	—	50.89	50.89

In 2024, we delivered 570,000 pounds sales, which consisted of 270,000 produced pounds at an average cost per pound sold of $51.53 and 300,000 non-produced pounds at an average cost per pound sold of $75.87. The produced pounds were captured and drummed during the ramp up period at a higher average cost per pound when the mine operated at lower, ramp up, production levels.

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

In 2025 Q2, we delivered 165,000 produced pounds at an average cost per pound sold of $50.89.  Production at Lost Creek increased during the quarter leading to lower average costs per pound sold compared to 2024 Q4.

U3O8 Product Profit (Loss)

The following table provides information on our U3O8 product profit and loss:

U3O8 Product Profit (Loss)	Unit	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 YTD

U3O8 Product Sales
Produced	$000	6,165	5,857	—	10,428	10,428
Non-produced	$000	—	16,500	—	—	—
	$000	6,165	22,357	—	10,428	10,428

U3O8 Product Costs
Produced	$000	4,891	5,896	—	8,397	8,397
Non-produced	$000	—	22,760	—	—	—
	$000	4,891	28,656	—	8,397	8,397

U3O8 Product Profit (Loss)
Produced	$000	1,274	(39)	—	2,031	2,031
Non-produced	$000	—	(6,260)	—	—	—
	$000	1,274	(6,299)	—	2,031	2,031

U3O8 Pounds Sold
Produced	lb	100,000	95,000	—	165,000	165,000
Non-produced	lb	—	300,000	—	—	—
	lb	100,000	395,000	—	165,000	165,000

U3O8 Price per Pound Sold
Produced	$/lb	61.65	61.65	—	63.20	63.20
Non-produced	$/lb	—	55.00	—	—	—
	$/lb	61.65	56.60	—	63.20	63.20

U3O8 Cost per Pound Sold
Cash costs	$/lb	37.98	50.25	—	40.21	40.21
Ad valorem and severance taxes	$/lb	0.81	1.73	—	2.62	2.62
Non-cash costs	$/lb	10.12	10.08	—	8.06	8.06
Produced	$/lb	48.91	62.06	—	50.89	50.89
Non-produced	$/lb	—	75.87	—	—	—
	$/lb	48.91	72.55	—	50.89	50.89

U3O8 Profit (Loss) per Pound Sold
Cash costs	$/lb	23.67	11.40	—	22.99	22.99
Less ad valorem and severance taxes	$/lb	(0.81)	(1.73)	—	(2.62)	(2.62)
Less non-cash costs	$/lb	(10.12)	(10.08)	—	(8.06)	(8.06)
Produced	$/lb	12.74	(0.41)	—	12.31	12.31
Non-produced	$/lb	—	(20.87)	—	—	—
	$/lb	12.74	(15.95)	—	12.31	12.31

U3O8 Profit (Loss) Margin per Pound Sold
Cash costs	%	38.4	18.5	—	36.4	36.4
Less ad valorem and severance taxes	%	(1.3)	(2.8)	—	(4.1)	(4.1)
Less non-cash costs	%	(16.4)	(16.4)	—	(12.8)	(12.8)
Produced	%	20.7	(0.7)	—	19.5	19.5
Non-produced	%	—	(37.9)	—	—	—
	%	20.7	(28.2)	—	19.5	19.5

In 2024, the average price per pound sold was $58.15 and the average cost per pound sold was $64.34, which resulted in an average loss per pound sold of $6.19 and an average loss margin of about 11%. The loss was driven by the sale of non-produced pounds, which were purchased and borrowed at an average cost of $75.87 per pound. The average cost per produced pound sold was $51.53, which resulted in an average gain per produced pound sold of $10.12 and an average profit margin per pound sold of about 16%.

In 2025 Q2, the average price per pound sold was $63.20 and the average cost per pound sold was $50.89, which resulted in an average profit per pound sold of $12.31 and an average profit margin per pound sold of about 20%.  On a cash cost basis, the average profit margin per pound sold was about 36%.

U3O8 Production and Ending Inventory

The following tables provide information on our production and ending inventory of U3O8 pounds:

U3O8 Production	Unit	2024 Q3	2024 Q4	2025 Q1	2025 Q2	2025 YTD

Pounds captured	lb	75,075	81,771	74,479	128,970	203,449
Pounds drummed in	lb	71,804	74,006	83,066	112,033	195,099
Pounds shipped	lb	67,488	66,526	106,301	105,316	211,617
Non-produced pounds purchased or borrowed	lb	—	550,000	—	—	—

U3O8 Ending Inventory	Unit	2024 Q3	2024 Q4	2025 Q1	2025 Q2

Pounds
In-process inventory	lb	90,140	39,169	29,700	37,590
Plant inventory	lb	26,580	33,919	10,772	17,484
Conversion inventory - produced	lb	40,713	12,239	118,540	65,607
Conversion inventory - non-produced	lb	—	250,000	250,000	250,000
	lb	157,433	335,327	409,012	370,681

Value
In-process inventory	$000	427	42	382	509
Plant inventory	$000	1,499	1,840	582	921
Conversion inventory - produced	$000	2,320	704	6,463	3,409
Conversion inventory - non-produced	$000	—	18,158	16,058	16,058
	$000	4,246	20,744	23,485	20,897

Cost per Pound
In-process inventory	$/lb	4.74	1.07	12.86	13.54

Plant inventory	$/lb	56.40	54.25	54.03	52.68

Conversion inventory:
Ad valorem and severance tax	$/lb	1.63	1.57	2.16	3.06
Cash cost	$/lb	45.26	46.83	43.43	40.55
Non-cash cost	$/lb	10.09	9.12	8.94	8.35
Conversion inventory - produced	$/lb	56.98	57.52	54.53	51.96
Conversion inventory - non-produced	$/lb	—	72.63	64.23	64.23
	$/lb	56.98	71.93	61.11	61.68

In 2024, we captured 265,746 pounds as mining activities began to accelerate. Pounds captured increased in each quarter during 2024, although at a slower rate than we anticipated. Drying issues in the plant impacted our ability to capture pounds. The drying issues were resolved in 2025 Q1, which allowed us to increase flow rates into the plant by approximately 56% going from 2,066 average gallons per minute in March to 3,220 average gallons per minute in June.

As a result, pounds captured increased 73% going from 74,479 pounds in 2025 Q1 to 128,970 pounds in 2025 Q2 and our cost per pound captured decreased from $20.18 to $13.66 during the quarter.

Pound drummed increased 35% going from 83,066 pounds in 2025 Q1 to 112,033 pounds in 2025 Q2.  As a result, our cost per pound drummed decreased from $45.89 to $36.34 during the quarter.

Pound shipped in 2025 Q2 were consistent with the previous quarter and the cost per pound shipped was approximately $0.66 during the quarter.

In-process and drummed inventory levels at the plant increased during the current quarter, going from approximately 40,000 pounds to approximately 55,000 pounds.

Conversion inventories decreased during the current quarter, going from approximately 369,000 pounds to 316,000 pounds.  The decrease was due to shipping fewer pounds than we sold during the quarter.  The ending produced inventory value decreased from $54.53 to $51.96 during the quarter reflecting the lower average production costs during the quarter.

Because production rates were lower in 2025 Q1, the cost per pound to produce inventory exceeded its NRV. As production rates increased, the NRV adjustments to produced inventory decreased from $0.5 million in 2025 Q1 to $0.1 million in 2025 Q2.  The last NRV adjustment was in April.  There were no NRV adjustments in May or June.

As production continues to increase to targeted levels, we expect NRV adjustments to stop and the cost per pound in ending inventory, and ultimately the cost per pound sold, to decrease accordingly.

Three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024

The following table summarizes the results of operations for the three and six months ended June 30, 2025 and 2024 (expressed in thousands of U.S. dollars, except per share and non-GAAP per pound data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change

Sales	10,435	4,653	5,782	10,435	4,653	5,782
Cost of sales	(8,495)	(3,327)	(5,168)	(11,093)	(4,466)	(6,627)
Gross profit (loss)	1,940	1,326	614	(658)	187	(845)

Operating costs	(17,703)	(12,733)	(4,970)	(30,940)	(27,878)	(3,062)
Operating profit (loss)	(15,763)	(11,407)	(4,356)	(31,598)	(27,691)	(3,907)

Interest income	701	613	88	1,568	1,232	336
Interest expense	(290)	(33)	(257)	(556)	(164)	(392)
Mark to market gain (loss)	(5,622)	4,230	(9,852)	(1,312)	1,474	(2,786)
Foreign exchange gain (loss)	(24)	4	(28)	(24)	16	(40)
Other income (loss)	42	9	33	68	8	60
Net income (loss)	(20,956)	(6,584)	(14,372)	(31,854)	(25,125)	(6,729)

Foreign currency translation adjustment	73	98	(25)	45	381	(336)
Comprehensive income (loss)	(20,883)	(6,486)	(14,397)	(31,809)	(24,744)	(7,065)

Earnings (loss) per common share:
Basic	(0.06)	(0.02)	(0.04)	(0.09)	(0.09)	—
Diluted	(0.06)	(0.02)	(0.04)	(0.09)	(0.09)	—

U3O8 pounds sold	165,000	75,000	90,000	165,000	75,000	90,000

U3O8 price per pound sold	63.20	61.65	1.55	63.20	61.65	1.55

U3O8 cost per pound sold	50.89	41.69	9.20	50.89	41.69	9.20

U3O8 profit (loss) per pound sold	12.31	19.96	(7.65)	12.31	19.96	(7.65)

Sales

Sales per the financial statements includes U3O8 sales and disposal fees. Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

We sold 165,000 pounds at $63.20 in 2025 Q2 for $10.4 million and 75,000 at $61.65 for $4.7 million in 2024 Q2.  The increase in pounds and price were driven by the terms of the contracts.  There were no sales in 2025 Q1 or 2024 Q1.

Cost of Sales

Cost of sales per the financial statements includes U3O8 product costs and lower of cost or NRV adjustments as shown in the following table (expressed in thousands of U.S. dollars):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change

U3O8 product costs	8,397	3,127	5,270	8,397	3,127	5,270
Lower of cost or NRV adjustments	98	200	(102)	2,696	1,339	1,357
	8,495	3,327	5,168	11,093	4,466	6,627

U3O8 product costs included in cost of sales were greater in the three and six months ended June 30, 2025 compared to 2024 because of the increase in pounds sold.  Sales increased from 75,000 pounds in 2024 Q2 to 165,000 pounds in 2025 Q2.

NRV adjustments in 2025 Q2 included $0.1 million related to produced inventory, which was $0.1 million less than 2024 Q2.  The decrease was primarily related to increased production in 2025 Q2 as compared to 2024 Q2.  NRV adjustment for the six months ended June 30, 2025 included $2.1 million related to non-produced inventory and $0.6 million related to produced inventory, which was $0.7 less than the produced NRV adjustment in the six months ended June 30, 2024.  Again, the decrease was primarily related to increased production in the first six months of 2025 compared to 2024.

Gross Profit (Loss)

Gross profit increased from $1.3 million in 2024 Q2 to $1.9 million in 2025 Q2.  The main reason for this was the increase in sales from 75,000 pounds to 165,000 pounds.  The cost per pound sold increased from $41.69 in 2024 to $50.89 in 2025. Much of what was sold in 2024 was subject to larger NRV adjustments as the spot price of uranium declined and the inventory value was reduced accordingly.

Operating Costs

The following table summarizes the operating costs for the three and six months ended June 30, 2025 and 2024 (expressed in thousands of U.S. dollars):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Operating Costs	2025	2024	Change	2025	2024	Change

Exploration and evaluation	1,161	1,025	136	2,205	1,928	277
Development	14,062	10,090	3,972	23,805	21,642	2,163
General and administration	2,199	1,452	747	4,372	4,021	351
Accretion of asset retirement obligations	281	166	115	558	287	271
	17,703	12,733	4,970	30,940	27,878	3,062

Total operating costs increased $5.0 million and $3.1 million in the three and six months ended June 30, 2025 as compared to 2024, respectively. The main drivers in the changes were increased development activities, a portion of which was related to larger employee counts and increased development activities associated with the Shirley Basin Project.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. Labor accounted for $0.3 million and $0.6 million of the increases in the three- and six-month periods of 2025 compared to 2024 which were offset by decreases in service costs associated with acquisition investigations in the prior year.

The Company is considered an exploration stage issuer and expenses its pre-production development costs. These development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at the Lost Creek Project not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at the Shirley Basin Project not directly attributable to the construction of the capitalizable assets of the project, including the installation of the first mine unit, which is in progress. The following table summarizes the development costs included in operating costs for the three and six months ended June 30, 2025 and 2024 (expressed in thousands of U.S. dollars):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Development Costs	2025	2024	Change	2025	2024	Change

Lost Creek mine unit development	10,440	8,709	1,731	19,557	16,324	3,233
Lost Creek disposal well development	38	176	(138)	40	3,974	(3,934)
Shirley Basin mine unit development	3,518	1,133	2,385	4,141	1,267	2,874
Other development	66	72	(6)	67	77	(10)
	14,062	10,090	3,972	23,805	21,642	2,163

Development expenses increased approximately $4.0 million and $2.2 million in the three and six months ended June 30, 2025 compared to 2024. The Company has continued to hire staff and engage new drilling contractors to both ramp up production at Lost Creek and develop the Shirley Basin Project, which accounted for a significant portion of the total development cost increases in the three and six month periods.  Repairs, fuel, and supplies related to these heightened efforts also contributed to the increase. This was partially offset by the completion of a new disposal well at Lost Creek in 2024 as well as costs for power lines and roads at Shirley Basin with no similar costs in 2025.

Beginning in 2025, Shirley Basin wellfield, plant, and site administration departmental costs were initiated.  The costs are being expensed as development costs until inventory production at Shirley Basin commences, at which time the costs will be used to value inventory. At Shirley Basin, development costs will continue to increase as we develop the first mine unit during 2025.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three and six months ended June 30, 2025, the expenses increased $0.7 million and $0.4 million, respectively. The increases were driven by outside service costs together with some increases in labor costs.  A portion of the increase for the quarter is related to the revised treatment of stock options as a liability that is revalued quarterly and can significantly affect stock compensation expense.

Other Income and Expenses

Higher interest rates and cash balances generated increased interest income in 2025. At the same time, interest expense increased reflecting interest costs on a new uranium inventory loan in 2025 as compared to the Wyoming state bond loan, which was paid off in March 2024.

The 2024 Q1 mark to market adjustments included only the revaluation of the warrant liability while the 2025 adjustments included the revaluations of the warrant liability and the new uranium inventory loan.  Because of increases during the quarter in the Company’s share price, which is used to calculate the warrant liability revaluation, and increases in the average U3O8 spot price, which is used to calculate the uranium inventory loan revaluation, 2025 reflected $5.6 million and $1.3 million losses for the three- and six-month periods as compared to $4.2 million and $1.5 million gains in 2024 when our stock price was declining.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and six months ended June 30, 2025 were $0.06 and $0.09 per share, respectively. The basic and diluted losses per common share for the same periods in 2024 were $0.02 and $0.09, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flows, our cash, cash equivalents, and restricted cash and cash equivalents decreased from the December 31, 2024 balance of $87.1 million to $68.9 million as of June 30, 2025. During the six months ended June 30, 2025, we used $9.3 million for operating activities, $8.9 million for investing activities, and $0.1 million for financing activities.

Operating activities used $9.3 million in the six months ended 2025. In 2025 Q1, we collected $16.5 million from a sale made in December 2024.  We also received $10.4 million from a sale in 2025 Q2 and $1.6 million of interest income in the six months ended June 30, 2025. We spent $0.4 million on interest expense, $9.4 million on production costs, and $29.6 million on operating costs. We had a $1.6 million favorable working capital movement primarily related to increases in accounts payable and accrued liabilities.

Investing activities used $8.9 million during the six months ended June 30, 2025. We spent $6.2 million on construction and equipment at Shirley Basin and $2.7 million for rolling stock, machinery and equipment, and IT purchases at Shirley Basin and Lost Creek.

Financing activities used $0.1 million in the six months ended June 30, 2025. We received $0.2 million from the exercise of stock options and spent $0.3 million for principal payments on finance leases and RSU redemption costs.

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

For the three and six months ended June 30, 2025, we have not utilized the Amended Sales Agreement.

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

Liquidity Outlook

As of June 30, 2025, our unrestricted cash position was $57.6 million.

Our total sales in 2025 are projected at 440,000 pounds of U3O8 at an average price per pound sold of $61.56 and we expect to realize revenues of $27.1 million. The deliveries are under contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound. Deliveries for 2025 are committed to two customers for a base amount of 400,000 pounds of U3O8. Under our agreements, both buyers elected to flex up the annual base delivery quantity by 10%.  Deliveries of 165,000 pounds were made in 2025 Q2.  Remaining deliveries of 110,000 pounds and 165,000 pounds are expected to be made in 2025 Q3 and Q4, respectively, and generate revenues totaling approximately $16.7 million.

As of June 30, 2025, we had 315,607 pounds of U3O8 in our conversion facility inventory. Subsequent to quarter end, we shipped an additional 34,964 pounds U3O8. We now have 351,148 pounds U3O8 in finished inventory at the conversion facility.

In the six months ended June 30, 2025, we recorded costs of approximately $10.6 million at Shirley Basin on construction and capital equipment purchases.  We anticipate additional costs of $25.0 million during the remainder of 2025 for total costs of approximately $35.6 million on construction and capital equipment purchases in 2025.  Mine unit development costs at Shirley Basin are expected to total approximately $11.0 million in 2025.  Upon the completion of the anticipated 2025 construction, capital equipment purchases, and mine unit development, we expect to commence operations, initiate the ramp up of production, and install a water treatment system at Shirley Basin in 2026.

We anticipate that these capital projects will be funded by expected operating cash flow and cash on hand. If these cash sources are not sufficient, we may need to pursue additional debt or equity financing and there is no assurance that such financing will be available or on terms acceptable to us. We have no immediate plans to issue additional securities or obtain additional funding other than that which may be required due to the uneven nature of cash flows generated from operations and used for construction related activities.

Looking Ahead

We continue to advance Shirley Basin construction and development activities. The office building construction is substantially complete, with connection to utilities ongoing. Historical buildings have been retrofitted and are in use as construction, maintenance and drill casing facilities. We have five drill rigs at Shirley Basin advancing the development of SBMU1 in preparation for wellfield operations. The contractor for construction of the foundation for the processing building is onsite and has initiated construction activities.

We have continued recruitment and hiring on our phased plan for staffing at Shirley Basin, with 17 additional senior site management and construction and development staff onsite in Q2. Our phased recruitment program is anticipated to allow for more thorough safety and task training of staff prior to commencement of operations.

At Lost Creek, we are experiencing continued increases in production, as we progress to targeted production rates. We drummed 112,033 pounds U3O8 in 2025 Q2. We shipped 105,316 pounds U3O8 during the quarter. We also shipped 34,964 pounds U3O8 to the conversion facility in July 2025.

We have 18 drill rigs working at Lost Creek, which is sufficient for our present development requirements and our planned 2025 exploration programs in the GDB.

Header house 2-15 was brought online in late June 2025; it is the fourth header house started in 2025. Flow rates are closely controlled to facilitate all processing activities throughout the mine though overall we anticipate additional flow increases in coming months as we bring on additional header houses and the operations team continues to enhance flow in existing wells through routine maintenance and improvements. Head grade remains above expectations. The Lost Creek processing plant is operating both dryers routinely. Other process circuits are performing more consistently following the completion of planned upgrades during Q2, with additional upgrades and maintenance ongoing. We anticipate that we will begin bringing the planned header houses in MU1 Phase 2 online in 2025 Q4.

The Casper construction shop is functioning well and meeting our present header house development needs for Lost Creek. The shop has also begun construction of the first header house for Shirley Basin as we move towards production there.

We look forward to the commencement of operations and initiation of ramp up of production at Shirley Basin in 2026, as it will diversify our production sources and further support our efforts to remain a leading U.S. uranium producer.

We are restarting exploration programs to identify additional mineral resources on several of the Company’s projects and supplement future production.

As discussed above, we have secured multi-year sales agreements with leading nuclear companies, including several which include market-related pricing components. We now have eight agreements that call for base annual deliveries of 0.4 million to 1.3 million pounds of U3O8 from 2025 through 2030, with additional deliveries of 100,000 pounds called for in 2032 and 2033. Combined base deliveries from 2025 through 2033 total 6.0 million pounds of U3O8. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing.

Our cash position as of July 31, 2025, was $49.1 million.

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

Outstanding Share Data

As of July 31, 2025, we had outstanding 364,828,165 common shares and 8,079,558 options to acquire common shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $68.2 million at risk on June 30, 2025, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2025.

Currency risk

As of June 30, 2025, we maintained a balance of approximately $2.1 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of June 30, 2025, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $7.1 million, the current portion of leases payable of $1.0 million and the repayment of the inventory loan currently valued at $15.9 million. As of June 30, 2025, we had $57.6 million of cash and cash equivalents and $20.9 million in inventory.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $71.30 per pound U3O8 as of July 31, 2025.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

As of June 30, 2025, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UR-ENERGY INC.

Date: August 5, 2025	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)