Form 10-Q
period 2025-09-30
UR-ENERGY INC
filed 2025-11-03
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Yes ◻ No ☑

As of October 30, 2025, there were 376,213,626 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements" within the meaning of applicable United States (“U.S.”) and Canadian securities laws, and these forward-looking statements can be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "may," "potential," "intends," "plans" and other similar expressions or statements that an action, event or result "may," "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) the ability to maintain safe and compliant operations at Lost Creek and Shirley Basin, including whether our safety record will continue to improve and support our production operations; (ii)  our ability to reach and sustain steady state higher production levels at Lost Creek in a cost-effective manner, including whether Mine Unit 1 Phase 2 comes online as projected in 2025 Q4; (iii) the timing to resolve remaining maintenance and staffing issues, and the ability of the planned wastewater treatment facility to facilitate more consistent plant processes; (iv) whether our current projections for buildout of Shirley Basin and commencement and ramp up of operations can to be achieved with respect to current expectations for budget and timeline and whether Shirley Basin provides the diversity of production anticipated; (v) our ability to timely deliver into our contractual obligations including sales deliveries and the repayment of the physical inventory loan in 2026; (vi) if our expected revenues and cash resources are not sufficient to complete the ramp up of Lost Creek and to bring Shirley Basin into production whether we will pursue debt or equity financing and if it will be available on terms acceptable to the Company; (vii) the timing and quantities of future deliveries to our customers including whether there will be a flex to the amount of deliveries, and if options for additional sales amounts will be exercised by the Company or our counterparties; (viii) the timing to complete and results of our 2025 exploration programs; (ix) the effects of the current evolving uranium market, including supply and demand, and whether higher pricing will be sustained; (x) whether global support for nuclear energy will be sustained and the impacts, if any, on the industries resulting from geopolitics, and tariffs and other trade matters; (xi the effects of the Trump Administration and other federal support for the nuclear industries, including for the recovery sector and our Company, and the timing for any such impact; and (xii) what the results of the Section 232 investigation will be and what impacts the findings and any resulting remedies may have on the domestic uranium market including our Company. Additional factors include, among others, the following: future estimates for production; capital expenditures; operating costs; mineral resources, grade estimates and recovery rates; market prices; business strategies and measures to implement such strategies; competitive strengths; estimates of goals for expansion and growth of the business and operations; plans and references to our future successes; our history of operating losses and uncertainty of future profitability; status as an exploration stage company; the lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; changes in uranium recovery technology and the effects of such changes on the market; risks associated with current variable economic conditions; the possible impact of future debt or equity financings; the hazards associated with mining production operations; compliance with environmental laws and regulations; wastewater management; the possibility for adverse results in potential litigation; uncertainties associated with changes in law, government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; changes in size and structure; the effectiveness of management and our strategic relationships; ability to attract and retain key personnel and management; uncertainties regarding the need for additional capital; sufficiency of insurance coverages, bonding surety arrangements, and indemnifications for our inventory; uncertainty regarding the fluctuations of quarterly results; foreign currency exchange risks; ability to enforce civil liabilities under U.S. securities laws outside the U.S.; ability to maintain our listing on the NYSE American and Toronto Stock Exchange (“TSX”); risks associated with the expected classification as a "passive foreign investment company" under the applicable provisions of the U.S. Internal Revenue Code of 1986, as amended; risks associated with our investments and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K, dated April 11, 2025.

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Interim Condensed Consolidated Balance Sheets (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

	Note	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	3	52,033	76,055
Trade receivables	4	2,083	16,511
Inventory	5	19,179	20,744
Prepaid expenses and other current assets		2,663	1,597
Current portion of lease receivables (net)	6	654	354
Total current assets		76,612	115,261

Non-current assets
Lease receivables (net)	6	2,028	1,127
Restricted cash and cash equivalents	7	11,373	11,023
Mineral properties (net)	8	40,877	39,380
Capital assets (net)	9	40,057	27,337
Total non-current assets		94,335	78,867
Total assets		170,947	194,128

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	10	8,611	4,474
Current portion of inventory derivative obligation (net)	11	—	14,408
Current portion of financing lease liabilities	12	1,025	309
Environmental remediation accrual		122	63
Total current liabilities		9,758	19,254

Non-current liabilities
Inventory derivative obligation (net)	11	16,908	—
Financing lease liabilities	12	1,390	931
Warrant liability	13	9,011	2,529
Asset retirement obligations	14	40,469	36,857
Stock option liabilities	15	2,736	1,758
Total non-current liabilities		70,514	42,075

Commitments and contingencies	-

Shareholders’ equity
Share capital	15	430,219	413,242
Contributed surplus		19,539	19,468
Accumulated other comprehensive income		4,334	4,189
Accumulated deficit		(363,417)	(304,100)
Total shareholders’ equity		90,675	132,799
Total liabilities and shareholders’ equity		170,947	194,128

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(expressed in thousands of U.S. dollars, except share and per share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2025	2024	2025	2024

Sales	16	6,323	6,400	16,758	11,053
Cost of sales	17	(7,063)	(5,613)	(18,156)	(10,079)
Gross profit (loss)		(740)	787	(1,398)	974

Operating costs	18	(19,071)	(12,650)	(50,011)	(40,528)
Operating profit (loss)		(19,811)	(11,863)	(51,409)	(39,554)

Interest income		518	1,263	2,086	2,495
Interest expense		(364)	(43)	(920)	(207)
Mark to market gain (loss)	11 & 13	(7,854)	2,968	(9,166)	4,442
Foreign exchange gain (loss)		5	6	(19)	22
Other income (loss)		43	(333)	111	(325)
Net income (loss)		(27,463)	(8,002)	(59,317)	(33,127)

Foreign currency translation adjustment		100	(23)	145	358
Comprehensive income (loss)		(27,363)	(8,025)	(59,172)	(32,769)

Income (loss) per common share:
Basic		(0.07)	(0.02)	(0.16)	(0.11)
Diluted		(0.07)	(0.02)	(0.16)	(0.11)

Weighted average common shares:
Basic		367,148,807	341,418,122	365,477,399	302,077,595
Diluted		367,148,807	341,418,122	365,477,399	302,077,595

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Nine Months Ended September 30, 2025	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2024		364,101,038	413,242	19,468	4,189	(304,100)	132,799

Exercise of stock options	15	464,807	405	213	—	—	618
Redemption of RSUs	15	253,415	283	(343)	—	—	(60)
Stock compensation	15	—	—	668	—	—	668
Comprehensive income (loss)		—	—	—	(28)	(10,898)	(10,926)

March 31, 2025		364,819,260	413,930	20,006	4,161	(314,998)	123,099

Stock compensation	15	—	—	(123)	—	—	(123)
Comprehensive income (loss)		—	—	—	73	(20,956)	(20,883)

June 30, 2025		364,819,260	413,930	19,883	4,234	(335,954)	102,093

Shares issued for cash	15	9,980,095	15,168	—	—	—	15,168
Share issue costs	15	—	(379)	—	—	—	(379)
Exercise of warrants	15	257,500	501	—	—	—	501
Exercise of stock options	15	795,754	999	(46)	—	—	953
Stock option liability adjustment	15	—	—	(298)	—	—	(298)
Comprehensive income (loss)		—	—	—	100	(27,463)	(27,363)

September 30, 2025		375,852,609	430,219	19,539	4,334	(363,417)	90,675

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Nine Months Ended September 30, 2024	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Shares issued for cash	15	2,464,500	4,227	—	—	—	4,227
Share issue costs	15	—	(106)	—	—	—	(106)
Exercise of warrants	15	8,188,250	15,849	—	—	—	15,849
Exercise of stock options	15	74,674	61	(21)	—	—	40
Stock compensation	15	—	—	324	—	—	324
Comprehensive income (loss)		—	—	—	283	(18,541)	(18,258)

March 31, 2024		281,626,324	322,213	20,184	4,001	(269,452)	76,946

Shares issued for cash	15	13,108,525	22,419	—	—	—	22,419
Share issue costs	15	—	(700)	—	—	—	(700)
Exercise of stock options	15	449,879	366	(112)	—	—	254
Stock compensation	15	—	—	325	—	—	325
Comprehensive income (loss)		—	—	—	98	(6,584)	(6,486)

June 30, 2024		295,184,728	344,298	20,397	4,099	(276,036)	92,758

Shares issued for cash	15	67,089,300	70,922	—	—	—	70,922
Share issue costs	15	—	(3,877)	—	—	—	(3,877)
Exercise of stock options	15	1,522,207	1,541	(186)	—	—	1,355
Redemption of RSUs	15	—	—	(56)	—	—	(56)
Stock compensation	15	—	—	347	—	—	347
Reclassify stock options to liabilities	15	—	—	(1,310)	—	—	(1,310)
Comprehensive income (loss)		—	—	—	(23)	(8,002)	(8,025)

September 30, 2024		363,796,235	412,884	19,192	4,076	(284,038)	152,114

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Nine Months Ended
		September 30,
	Note	2025	2024

Operating activities
Net income (loss)		(59,317)	(33,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	15	2,225	965
Net realizable value adjustments		2,696	2,061
Amortization of mineral properties		1,213	205
Depreciation of capital assets		2,741	1,979
Accretion of asset retirement obligations	14	902	518
Amortization of deferred loan costs		—	33
Provision for reclamation		59	(6)
Mark to market loss (gain)	11 & 13	9,166	(4,442)
Loss (gain) on sale of assets		95	(2)
Unrealized foreign exchange gain		21	(22)
Changes in non-cash working capital:
Trade receivables	4	14,428	(27)
Inventory	5	(1,131)	(3,736)
Lease receivables	6	419	(520)
Prepaid expenses and other current assets		(678)	623
Accounts payable and accrued liabilities	10	2,819	3,011
Net cash provided by (used in) operating activities		(24,342)	(32,487)

Investing activities
Purchase of capital assets	9	(14,236)	(5,701)
Net cash provided by (used in) investing activities		(14,236)	(5,701)

Financing activities
Issuance of common shares for cash	15	15,168	97,568
Share issue costs	15	(379)	(4,683)
Proceeds from exercise of warrants and stock options	15	573	12,228
RSU redeemed for cash	15	(60)	(56)
Principal payments on finance lease liabilities		(449)	—
Repayment of debt		—	(5,727)
Net cash provided by (used in) financing activities		14,853	99,330

Effects of foreign exchange rate changes on cash		53	(34)

Increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents		(23,672)	61,108
Beginning cash and cash equivalents, and restricted cash and cash equivalents		87,078	68,249
Ending cash and cash equivalents, and restricted cash and cash equivalents	19	63,406	129,357

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

2.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed consolidated financial statements do not conform in all respects to the requirements of U.S. generally accepted accounting principles (“US GAAP”) for annual financial statements. These unaudited interim condensed consolidated financial statements reflect all the normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented and contain sufficient disclosures so as to make the interim condensed consolidated financial statement not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2024. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these interim consolidated financial statements.

Segments

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single reportable segment. Our determination that we operate as a single segment is consistent with the financial information as presented in the Consolidated Statements of Operations and Comprehensive Loss, which is regularly reviewed by the chief operating decision maker (CODM), considered to be the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Vice President Finance, and General Counsel, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis with consideration given to key financial metrics, including gross loss, operating loss, and net loss. All revenues are earned within the U.S., and all of the Company’s long-lived assets are within the U.S. As the Company operates as a single reportable segment, segment assets represent total assets as presented in the Consolidated Balance Sheets. Significant expenses reviewed by the CODM are consistent with the presentation of expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss, note 17, and note 18, as shown in the following table.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Single Reportable Segment	2025	2024	2025	2024

U3O8 sales	6,323	6,165	16,751	10,789
Disposal fees	—	235	7	264
Sales	6,323	6,400	16,758	11,053

Lost Creek product costs	7,063	4,891	15,460	8,018
Lower of cost or NRV adjustments	—	722	2,696	2,061
Cost of sales	7,063	5,613	18,156	10,079

Gross profit (loss)	(740)	787	(1,398)	974

Exploration and evaluation	1,477	934	3,682	2,862
Development	14,379	10,088	38,184	31,730
General and administration	2,871	1,397	7,243	5,418
Accretion of asset retirement obligations	344	231	902	518
Operating costs	19,071	12,650	50,011	40,528

Operating profit (loss)	(19,811)	(11,863)	(51,409)	(39,554)

Interest income	518	1,263	2,086	2,495
Interest expense	(364)	(43)	(920)	(207)
Mark to market gain (loss)	(7,854)	2,968	(9,166)	4,442
Foreign exchange gain (loss)	5	6	(19)	22
Other income (loss)	43	(333)	111	(325)
Net income (loss)	(27,463)	(8,002)	(59,317)	(33,127)

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

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

The Company's financial assets and liabilities as of September 30, 2025 and December 31, 2024 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, and lease liabilities. The financial assets and liabilities are carried at cost, which approximate fair value due to their short-term maturities. Financial instruments, including cash equivalents, restricted cash equivalents, the inventory derivative obligation, warrant liabilities, and stock option liabilities are adjusted to fair value on a recurring basis.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties and capital assets. The Company did not record impairment to any non-financial assets in the nine months ended September 30, 2025, and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair value hierarchies of the Company’s financial instrument assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Hierarchy as of September 30, 2025				Fair Value Hierarchy as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	36,532	—	—	36,532	65,096	—	—	65,096
Restricted cash equivalents	11,361	—	—	11,361	11,011	—	—	11,011
	47,893	—	—	47,893	76,107	—	—	76,107

Financial instrument liabilities
Inventory derivative obligation (net)	—	16,908	—	16,908	—	14,408	—	14,408
Warrant liability	—	9,011	—	9,011	—	2,529	—	2,529
Stock option liabilities	—	2,736	—	2,736	—	1,758	—	1,758
	—	28,655	—	28,655	—	18,695	—	18,695

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	September 30, 2025	December 31, 2024

Cash on deposit	15,501	8,692
Money market and short-term government bond investment accounts	36,532	67,363
	52,033	76,055

4.	Trade Receivables

The Company’s trade receivables consist of the following:

Trade Receivables	September 30, 2025	December 31, 2024

Uranium sales	2,083	16,500
Disposal fees	—	11
	2,083	16,511

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	September 30, 2025	December 31, 2024

In-process inventory	630	42
Plant inventory	2,267	1,840
Conversion facility inventory	16,282	18,862
	19,179	20,744

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $2,696 and $2,061 for the nine months ended September 30, 2025 and 2024, respectively. In the nine months ended September 30, 2025, $596 of the NRV adjustment related to produced inventory and $2,100 related to non-produced inventory. In the nine months ended September 30, 2024, all NRV adjustment related to produced inventory. The Company did not have any non-produced inventory during the nine months ended September 30, 2024.  As described in note 21, the Company purchased 100,000 pounds uranium oxide (“U3O8”) for $8.2 million in October 2025.

6.	Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	September 30, 2025	December 31, 2024

Current
Lease receivables	821	446
Unearned income	(167)	(92)
	654	354

Long-term
Leases receivable	2,254	1,249
Unearned income	(226)	(122)
	2,028	1,127

The leases are direct financing leases of drilling equipment. The lease terms are three to five years with a residual payment at the end of the term. The lease terms include provisions for prepayment after a certain period dependent on the executed contract. For the nine months ended September 30, 2025, lease payments received totaled $0.5 million. Lease revenue was less than $0.1 million for the same period.

Lease receivable maturities including residual values are as follows:

Lease Receivable Maturities	September 30, 2025

2025	205
2026	864
2027	726
2028	736
2029	393
2030	151
Total	3,075
Less unearned income	393
Present value of lease receivables	2,682

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

Current portion of lease receivables	654
Non-current portion of lease receivables	2,028
Total lease receivables (net)	2,682

7.	Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consists of the following:

Restricted Cash and Cash Equivalents	September 30, 2025	December 31, 2024

Reclamation related restricted cash and cash equivalents	11,303	11,011
Other restricted cash and cash equivalents	70	12
	11,373	11,023

The Company’s restricted cash equivalents consists of money market and short-term government bond investment accounts.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the U.S. Bureau of Land Management (“BLM”) as applicable. The restricted accounts are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Reclamation related surety bonds totaled $42.8 million and $42.1 million as of September 30, 2025, and December 31, 2024, respectively.

8.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Property Activity	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2024	6,812	17,854	14,714	39,380

Change in estimated asset retirement costs	2,636	74	—	2,710
Depletion and amortization	(1,213)	—	—	(1,213)

September 30, 2025	8,235	17,928	14,714	40,877

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West and EN Projects, as required by law. We are not recovering U3O8 within the State section under lease at Lost Creek and therefore are not subject to royalty payments currently. Other royalties exist on certain mining claims at the LC South, LC East and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North, or LC West Projects.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

9.	Capital Assets

The Company’s capital assets consist of the following:

	September 30, 2025			December 31, 2024
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	10,748	(5,450)	5,298	8,775	(4,472)	4,303
Enclosures	45,337	(19,846)	25,491	37,632	(18,562)	19,070
Machinery and equipment	8,307	(1,361)	6,946	4,012	(1,208)	2,804
Furniture and fixtures	1,694	(187)	1,507	1,129	(180)	949
Information technology	2,090	(1,275)	815	1,362	(1,151)	211
	68,176	(28,119)	40,057	52,910	(25,573)	27,337

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	September 30, 2025	December 31, 2024

Accounts payable	6,674	3,292
Accrued payroll liabilities	1,465	816
Accrued severance, ad valorem, and other taxes payable	472	366
	8,611	4,474

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

11.	Inventory Derivative Obligation

On November 20, 2024, we executed an agreement to borrow up to 250,000 pounds of U3O8 from a counterparty. The agreement is for one year and calls for interest payments of 5.25% per annum on the value of any uranium borrowed. In addition, there is a requirement to pay 1.5% per annum interest on any pounds not borrowed. The uranium loan value and interest expense calculations are based on the current average spot price. At the end of each month, the loan is subject to mark-to-market adjustments to reflect the current loan valuation. In addition, the Company is required to post a minimum deposit of $15 per pound on any pounds borrowed. If the average uranium price increases above certain thresholds, an additional $5 per pound will be deposited with the counterparty. Conversely, if the average uranium price declines below the thresholds, the Company can request a deposit refund of $5 per pound, subject to the minimum $15 per pound deposit. The uranium loan was originally due November 30, 2025.  As described in note 21, the due date was extended by one year to November 30, 2026.

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit. The Company can return borrowed uranium at any time with 120 days notice without penalty and with the right to reborrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposit to the Company. The loan value was initially recorded at $77.13 per pound and was subsequently adjusted to $72.63 per pound on December 31, 2024. For the three and nine months ended September 30, 2025, the loan value was adjusted to $82.63 resulting in mark-to-market losses of $1.0 million and $2.5 million, respectively.

The following table summarizes the Company’s inventory derivative obligations.

Inventory Derivative Obligation	September 30, 2025	December 31, 2024

Current liabilities
Inventory loan fair value	—	18,158
Inventory loan deposit	—	(3,750)
	—	14,408

Non-current liabilities
Inventory loan fair value	20,658	—
Inventory loan deposit	(3,750)	—
	16,908	—

12.	Financing Lease Liabilities

The Company’s financing lease liabilities consist of the following:

Financing Lease Liabilities	September 30, 2025	December 31, 2024

Current portion of financing lease liabilities	1,025	309
Financing lease liabilities	1,390	931
Total financing lease liabilities	2,415	1,240

The Company has lease arrangements for certain vehicles and mobile equipment. These leases typically have original terms not exceeding four years and contain residual value purchase options, which are reasonably certain of being exercised. As of September 30, 2025, the Company had $3.8 million of leased vehicles and mobile equipment included in capital assets-rolling stock (net).  For the nine months ended September 30, 2025, lease principal payments totaled $0.4 million and lease interest payments totaled $0.2 million for a combined lease payment total of less than

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

$0.6 million. The weighted average interest rate of the leases is 15.2%, and the weighted average remaining life was 2.4 years as of September 30, 2025.

Lease liabilities maturities including residuals as of September 30, 2025 are as follows:

Finance Lease Liability Maturities	September 30, 2025

2025	228
2026	1,240
2027	719
2028	466
2029	285
Total	2,938
Less imputed interest	(523)
Present value of financing lease liabilities	2,415

Current portion of financing lease liabilities	1,025
Non-current portion of financing lease liabilities	1,390
Total financing lease liabilities	2,415

13.	Warrant Liability

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Because the warrants are priced in U.S. dollars and the functional currency of Ur-Energy Inc., the parent company entity, is Canadian dollars, a derivative financial liability was created. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, and adjusted monthly, using the Black-Scholes model as there is no active market for the warrants. Any gain or loss from the mark-to-market adjustment of the liability is reflected in net income (loss) for the period.

Activity with respect to the warrant liabilities is presented in the following table:

Feb-2023
Warrant Liability Activity	Warrants

December 31, 2024	2,529

Warrants exercised	(115)
Warrant liability revaluation loss (gain)	6,666
Effects of foreign exchange rate changes	(69)

September 30, 2025	9,011

The fair value of the warrant liabilities on September 30, 2025, was determined using the Black-Scholes model with the following assumptions:

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

Feb-2023
Warrant Liability Assumptions	Warrants

Expected forfeiture rate	—%
Expected life (years)	0.4
Expected volatility rate	71.6%
Risk free rate	2.5%
Expected dividend rate	—%
Exercise price	$ 1.50
Market price	$ 1.79

14.	Asset Retirement Obligations

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

The present value of the estimated future closure estimate is presented in the following table:

Asset Retirement Obligation Activity	Total

December 31, 2024	36,857

Change in estimated reclamation costs	2,710
Accretion expense	902

September 30, 2025	40,469

The restricted cash and cash equivalents discussed in note 7 relate to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

15.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 375,852,609 shares and 364,101,038 shares were issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.

The basic and diluted losses per common share for the three and nine months ended September 30 were $0.07 and $0.16 per share in 2025, and $0.02 and $0.11 per share in 2024, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.  The shares excluded from the computation of diluted loss per share due to their anti-dilutive effect were 27,605,080, and 27,116,198 as of September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company sold 9,980,095 common shares through its At Market facility for $15.2 million. After share issue costs of $0.4 million, net proceeds to the Company were $14.8 million.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company’s stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on June 2, 2023. Eligible participants under the Option Plan include directors, officers, employees, and consultants of the Company. Under the terms of the Option Plan, grants of options will vest over a three-year period: one-third on the first anniversary, one-third on the second anniversary, and one-third on the third anniversary of the grant. The Company uses the straight-line method when recognizing stock option compensation. The term of the options is five years.

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2024	8,594,492	1.00

Granted	295,000	1.36
Exercised	(1,260,561)	0.46
Forfeited	(41,222)	1.31
Expired	(2,953)	1.50

September 30, 2025	7,584,756	1.14

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

The total intrinsic value of options exercised was $1.0 million and $1.5 million in the nine months ended September 30, 2025 and 2024, respectively.

We received $0.5 million and $1.2 million from options exercised in the nine months ended September 30, 2025 and 2024, respectively.

Stock-based compensation expense from stock options for the three and nine months ended September 30 was $0.3 million and $0.8 million in 2025, and $0.2 million and $0.6 million in 2024, respectively.

As of September 30, 2025, there was approximately $1.6 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 1.9 years under the Option Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

As of September 30, 2025, outstanding stock options are as follows (expressed in U.S. dollars):

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

0.45	1,271,589	0.1	1,700,633	1,271,589	0.1	1,700,633	2025-11-13
1.03	1,244,100	0.9	939,923	1,244,100	0.9	939,923	2026-08-27
1.60	175,000	1.5	32,894	175,000	1.5	32,894	2027-03-14
1.11	1,173,101	2.3	793,579	794,102	2.3	537,194	2028-01-04
1.48	1,044,780	3.2	323,982	348,260	3.2	107,994	2028-12-07
1.77	500,000	3.6	11,368	166,665	3.6	3,789	2029-05-08
1.27	1,881,186	4.2	1,217,610	—	—	—	2029-12-12
1.24	175,000	4.9	313,250	—	—	—	2030-08-07
1.50	120,000	5.0	214,800	—	—	—	2030-09-19
1.14	7,584,756	2.5	5,548,039	3,999,716	1.3	3,322,427

The aggregate intrinsic value of options outstanding and options exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares.  The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$2.46 (approximately US$1.79) as of the last trading day in the nine months ended September 30, 2025, that would have been received by the option holders had they exercised their options on that date. There were 7,584,756 in-the-money stock options outstanding and 3,999,716 in-the-money stock options exercisable as of September 30, 2025.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model.

Liability-classified stock options

Activity with respect to liability-classified stock options outstanding is summarized as follows:

Liability-classified Stock Option Activity	Total

December 31, 2024	1,758

Stock compensation expense as adjusted	588
Options exercised	(816)
Options forfeited	(1)
Foreign exchange adjustments	28
Increase (decrease) in liability due to fair value recalculations	1,179

September 30, 2025	2,736

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

The fair value of the liability-classified options as at September 30, 2025 was determined using the Black-Scholes model with the following assumptions:

Black-Scholes assumptions	September 30, 2025

Expected forfeiture rate	—%
Expected life (years)	0.1- 5.0
Expected volatility rate	57.3% - 69.9%
Risk free rate	2.5% - 2.7%
Expected dividend rate	—%
Exercise price (CAD$)	$0.63 - $2.46
Market price (CAD$)	2.46

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

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2024	1,069,645	1.29

Redeemed	(307,067)	1.15
Forfeited	(5,254)	1.51

September 30, 2025	757,324	1.35

Stock-based compensation expense from RSUs for the three months and nine months ended September 30 was $0.1 million and $0.4 million in 2025 and $0.1 million and $0.4 million in 2024, respectively.

The total fair value of RSUs vested was $0.3 million for the nine months ended September 30, 2025.

As of September 30, 2025, there was approximately $0.4 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.1 years under the RSU&EI Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

As of September 30, 2025, outstanding RSUs were as follows (expressed in U.S. dollars):

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

281,223	0.2	503,389	2025-12-07
476,101	1.2	852,221	2026-12-12
757,324	0.8	1,355,610

The fair value of restricted share units on their respective grant dates is determined using the fair value model.

Warrants

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2024	39,041,000	19,520,500	1.50

Exercised	(515,000)	(257,500)	1.50

September 30, 2025	38,526,000	19,263,000	1.50

As of September 30, 2025, outstanding warrants were as follows (expressed in U.S. dollars):

		Weighted-
		average	Aggregate
Exercise	Number	remaining	intrinsic
price	of warrants	contractual	value
$	#	life (years)	$	Expiry

1.50	38,526,000	0.4	5,586,270	2026-02-21
1.50	38,526,000	0.4	5,586,270

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

September 30, 2025

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

Revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2025		2024		2025		2024
Revenue Summary	Amount	%	Amount	%	Amount	%	Amount	%

Customer A	—	0.0%	6,165	96.3%	10,428	62.2%	10,789	97.6%
Customer B	6,323	100.0%	—	0.0%	6,323	37.7%	—	0.0%
U3O8 sales	6,323	100.0%	6,165	96.3%	16,751	99.9%	10,789	97.6%

Disposal fees	—	0.0%	235	3.7%	7	0.1%	264	2.4%

	6,323	100.0%	6,400	100.0%	16,758	100.0%	11,053	100.0%

17.	Cost of Sales

Cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, asset retirement costs, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales.

Cost of sales consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
Cost of Sales	2025	2024	2025	2024

Lost Creek product costs	7,063	4,891	15,460	8,018
Lower of cost or NRV adjustments	—	722	2,696	2,061
	7,063	5,613	18,156	10,079

In the nine months ended September 30, 2025, $596 of the NRV adjustment related to produced inventory and $2,100 related to non-produced inventory. There were no non-produced NRV adjustments in the nine months ended September 30, 2024.

18.	Operating Costs

Operating expenses include exploration and evaluation expense, development expense, general and administration (“G&A”) expense, and mineral property write-offs. Exploration and evaluation expenses consist of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs including

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

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

Operating costs consist of the following:

	Three months ended		Nine Months Ended
	September 30,		September 30,
Operating Costs	2025	2024	2025	2024

Exploration and evaluation	1,477	934	3,682	2,862
Development	14,379	10,088	38,184	31,730
General and administration	2,871	1,397	7,243	5,418
Accretion of asset retirement obligations	344	231	902	518
	19,071	12,650	50,011	40,528

19.	Supplemental Information for Statements of Cash Flows

Cash and cash equivalents, and restricted cash and cash equivalents per the Statements of Cash Flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	September 30, 2025	September 30, 2024

Cash and cash equivalents	52,033	118,460
Restricted cash and cash equivalents	11,373	10,897
	63,406	129,357

Interest expense paid for the three and nine months ended September 30 was $0.3 and $0.9 million in 2025 and nil and $0.1 million in 2024, respectively.

The proceeds from the exercise of warrants in September 2025 of $0.4 million was not collected from the issuing company until October 2025.  The exercise proceeds and the prepaid expenses and other current assets increase have been adjusted by that amount.  Accounts payable per the balance sheet included $1.5 million and less than $0.6 million in equipment purchases at September 30, 2025 and 2024, respectively. The asset retirement obligation included a $2.7 million change in estimated reclamation costs in the nine months ended September 30, 2025. Share capital and contributed surplus included $1.4 million and $0.2 million related to the exercise of stock options in the nine months ended September 30, 2025 and 2024, respectively.  As these did not affect cash activity at the respective dates, they were adjusted on the Consolidated Statements of Cash Flows.

20.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivables, restricted cash and cash equivalents, accounts payable and accrued liabilities, the inventory derivative obligation, and warrant liabilities. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

(expressed in thousands of U.S. dollars, except share data)

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $62.8 million at risk on September 30, 2025, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2025.

21.	Subsequent Events

On October 23, 2025, we purchased 100,000 pounds U3O8 for $8.2 million.  The inventory will be used to increase our base inventory position for 2026.

On October 21, 2025, we extended the November 2024 inventory loan. The loan facility originally called for return of any amount drawn down by November 30, 2025. That date was extended by one year to November 30, 2026. Additionally, on October 21, 2025, we entered another inventory loan facility by which we may borrow up to an additional 150,000 pounds U3O8 under similar terms and conditions as the extended November 2024 inventory loan.  None of the additional 150,000 pounds have been borrowed.

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

We utilize in situ recovery (“ISR”) of the uranium at our flagship project, Lost Creek, and will do so at Shirley Basin and other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a lower cost. At Lost Creek, we extract and process uranium oxide (“U3O8”) for shipping to a third-party conversion facility to be weighed, assayed and stored until sold. After sale, when further processed, the uranium we have produced fuels carbon-free, emissions-free nuclear power which is a cost-effective, safe, and reliable source of electrical power. Nuclear power provides an estimated 55% of the carbon-free electricity in the U.S.

Our Lost Creek Project is permitted and licensed for annual recovery of up to 1.2 million pounds U3O8. The processing facility at Lost Creek, which includes all circuits for the production, drying and packaging of U3O8 for delivery into sales transactions, is designed and approved under current licensing to process up to 2.2 million pounds of U3O8 annually, which provides additional capacity of up to one million pounds U3O8 to process material from other sources. The Lost Creek processing facility will be utilized to process captured U3O8 from our Shirley Basin Project for which a satellite plant is being built in 2025, with expected commissioning in 2026. The Shirley Basin permit and license allow for the construction of a full processing facility, providing greater operating flexibility as may be dictated by future market conditions.

Our sales deliveries in 2025 are projected to be 440,000 pounds U3O8 into two of our sales agreements. We anticipate completing the remaining deliveries in Q4 with our existing conversion facility inventory. We now have eight multi-year sales agreements which together anticipate sales of approximately 6.0 million pounds U3O8 between 2025 and 2033.

Industry and Market Update

The Trump Administration continues with its strong support for energy and mineral development which began on day one of the Administration with the Executive Order titled “Unleashing American Energy.” The Order makes it U.S. policy to encourage energy exploration and production. Support for energy projects, and specifically nuclear energy and domestic uranium, has continued throughout the year.

President Trump issued four Executive Orders in May 2025 with the objective of taking “swift and decisive action” to rapidly advance U.S. nuclear power generation and global nuclear influence in the interest of America’s national security. The Executive Orders call for 10 new large reactors to be under construction by 2030 and for quadrupling American nuclear energy capacity from 100 GW in 2024 to 400 GW by 2050.

These May 2025 Executive Orders complement other federal actions and bipartisan Congressional actions to advance the domestic nuclear fuel cycle. The U.S. Department of Energy (DOE) is advancing its low-enriched uranium (LEU) and high-assay, low-enriched uranium (HALEU) programs following the award of initial contracts for enrichment services in 2024 Q4 and additional contracts in 2025 Q3 with specific contract awards by DOE outstanding. Domestic uranium supply is preferred for use in the programs.

The U.S. Department of Commerce (DOC) continues its national security probe under Section 232 of the Trade Expansion Act of 1962 into the impact of imports of critical minerals which specifically includes uranium. This investigation is ongoing while there is also consideration of formally adding uranium to the federal list of critical minerals which could facilitate funding and regulatory opportunities for domestic uranium projects.

The Section 232 investigation is expected to be complete with a report from DOC to the White House containing recommendations to the President. Following submission of the report, the President has 90 days to act. The impact of the investigation and subsequent remedies, if any, are unknown at this time but could have a positive impact on Ur-Energy as one of the largest uranium producers in the U.S.

Most recently, it was announced that Westinghouse (owned by Cameco and Brookfield Renewable Partners) has partnered with the U.S. government to build at least $80 billion worth of new nuclear reactors in the U.S. to support the growing demand on the electricity grid being generated by big data and artificial intelligence.

This continued support from the U.S. federal government adds to the already positive effects on our industry resulting from the expansion of big data and artificial intelligence demands on electricity with a decided preference to nuclear energy. Together with China, the U.S. is expected to be the largest growth market for these demands. As additional power purchase agreements are announced for data facilities, the opportunities for proven domestic uranium producers increase.

Although tariffs and geopolitical trade actions continue to dominate the news, uranium has been largely excluded from tariffs. Whether the ongoing Section 232 action or other geopolitical events will change tariff rates remains to be seen. Regardless of whether tariffs are implemented on uranium, it is unlikely it would impact Ur-Energy because nearly all our deliveries to customers are within the U.S. and therefore are not likely to be affected by imposition of tariffs.

The uranium market continues to be volatile in reaction to these events. Spot pricing was $78.50 at the close of 2025 Q2 and, while continuing to show volatility, remained generally in the $70s or higher throughout 2025 Q3 with a high of $84/pound in late September. Spot pricing closed Q3 at $82.63.

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

Lost Creek Property

We sold 110,000 pounds U3O8 at an average price of $57.48 per pound in 2025 Q3 for revenue of $6.3 million.

During 2025 Q3 operations at Lost Creek, we dried and packaged 93,523 pounds and shipped 70,190 pounds U3O8 to the conversion facility. At quarter end, our finished inventory at the third-party conversion facility was 278,150 pounds.

Subsequent to quarter end, we shipped an additional 69,604 pounds to the conversion facility and purchased 100,000 pounds, after which we will have 447,754 pounds in finished inventory at the conversion facility.

Four header houses have been brought online this year in Lost Creek’s second mine unit (“MU2”). During 2025 Q3, production flow averaged approximately 2,100 gpm from MU2 production areas. This flow was controlled at a lower rate to optimize MU2 production by removing solids incidental to production which had accumulated in the main pipeline over time. That maintenance, primarily occurring during September and October, is now substantially complete and preparations are underway to continue increasing flow rates from MU2.

Production grade for the quarter averaged 66 ppm, again with controlled flow rates in September and, subsequently in October, tempering available grade. Year-to-date, we have maintained an average production grade of approximately 58 ppm.

Drilling and construction are ongoing in our next production area, MU1 Phase 2. Well installations are substantially complete in four of the 10 header houses in Phase 2, and surface construction is progressing with the first header house in commissioning. The first three header houses for Phase 2 have been delivered to Lost Creek, with two additional houses being prepared at our Casper construction shop.

Monitor well installation in MU5, the next planned production area after MU1 Phase 2, is nearing completion. Well installation will be followed by the required hydrologic testing prior to mining well installation. Drilling activities also continue to aid in defining the MU4 mineral resource for planning and development. Overall, drilling and wellfield construction and development are on schedule for our production plans.

As noted, at the Lost Creek plant, there were 93,523 pounds processed and dried during the third quarter. The overall plant throughput was limited by issues related to incidental wellfield solids entering the plant, plant systems maintenance and bringing new staff online through their training timelines. These factors combined to reduce consistency of operations, and each is being addressed. We anticipate that installation of the planned wastewater treatment facility at Lost Creek will greatly reduce solids that are incidental to wellfield production from entering the plant’s processing systems.

Successful production operations depend upon strong safety programs and consistently good safety records. Our safety program and culture both continue to improve at Lost Creek and with our staff at Shirley Basin. We are pleased to see continued and sustained improvements in safety and will remain focused on safety and compliance throughout our operations.

Including the sales during 2025 Q3, we anticipate that we will deliver and sell 440,000 pounds U3O8 in 2025 at an average price per pound sold of $61.77, from which we expect to realize revenues of $27.2 million.

Shirley Basin

Construction activities are ongoing and gaining momentum at our fully permitted Shirley Basin Project. Construction of the foundation for the processing building began in early August and we have poured nearly 900 of the required 1,100 total cubic yards of concrete. The internal foundation of the processing facility is substantially complete, which allows for placement of vessels and tanks. All 11 of the production ion exchange (IX) columns were delivered to Shirley Basin in September, and two columns have been placed on the internal foundation. The IX resin has been received.

The metal building components of the processing facility have been delivered to the Shirley Basin site. The general contractor is onsite and preparing for pre-assembly construction work on the building. Additionally, the general contractor continues it procurement and construction plans, including for the fabrication of steel piping, supports and catwalks offsite, prior to installation in the plant.

Following delivery of the modular main office complex in August, all electrical, IT and plumbing work was efficiently completed for occupancy. Our professional and management staff are now working from the ~10,000 sq. ft. office complex.

The dirt work for one of the two evaporation ponds is final, with the dirt work for the second pond nearing completion. When both are fully constructed, the general contractor will complete the work with installation of liners and technical components.

Installation of production and injection wells in Mine Unit 1 (“SBMU1”) continues, with initial drilling, casing and completion of wells for the first header house complete. Installation of wells for the next two header houses is well advanced. Monitor wells for SBMU1 have been installed, and hydrologic testing and well sampling is complete. The first header house for SBMU1 has been fabricated in our Casper construction shop. Work has begun on the second Shirley Basin header house. Onsite construction for placement of these two header houses is underway. Construction of the main pipeline for SBMU1 is progressing on schedule, with trenching complete through the seventh header house and pipe placed past the third house.

Our Shirley Basin management and professional staff are all in place and leading the ongoing wellfield construction and development. Site management are also working with our Casper-based senior professionals on all aspects of construction to advance to startup of production. We have added contracted professional expertise to our project management group to enhance coordination and maintain scheduling and quality metrics at the highest levels as we advance toward commissioning of Shirley Basin.

During Q3 we completed our recruitment of construction and development staff and began hiring operations staff. Currently, we have hired to all operational positions, including our maintenance and wellfield services staff. Training of all staff is progressing, and we anticipate that operations staff will obtain hands-on training at Lost Creek as well as training and working at Shirley Basin through construction of the satellite facility.

As previously disclosed, the following Shirley Basin construction and development activities are complete: upgraded the existing road to an all-weather surface; installed and completed 125 monitor wells for SBMU1 and additional site groundwater characterization; installed power between the historical substation and the site for the satellite plant; installed communications and security systems; and installed the septic system for the satellite plant enclosure. Additionally, we completed the refurbishment of the existing warehouse, construction bay and maintenance bay, including installation and furnishing modular offices for these buildings.

Casper Construction and Operations Facilities

As demonstrated in the above discussion of timely header house deliveries to both production sites, our Casper construction shop is ramping up its work as it progresses from routinely supplying the header houses for Lost Creek, to adding the header house needs for Shirley Basin to its worklist. All header houses are now fabricated and built in Casper, allowing for efficiency and cost savings, as well as greater safety, due to minimized travel requirements.

The Casper chemistry lab continues to support mine unit analysis at both Lost Creek and Shirley Basin through uranium analysis, product quality testing, and water sampling analysis. The lab staff also support ongoing research and development programs.

Exploration Programs

We began the planned exploration programs in the Great Divide Basin (“GDB”) in 2025 Q3 with work at our Lost Soldier project northeast of Lost Creek. The program at Lost Soldier included the installation of a series of aquifer test wells to facilitate a better understanding of the local hydrogeology. While the geology of the project is largely understood with the benefit of data from more than 4,000 historic drillholes, additional hydrogeologic data and characterization will enable our professional staff to better plan for potential permitting and development of the site. Located within ten miles of Lost Creek, Lost Soldier has the potential to be developed as a satellite operation.

As the work at Lost Soldier concludes, the drill rigs and related teams will soon begin exploration drilling at our North Hadsell project, also in the GDB north of Lost Creek. We anticipate approximately 50 holes will be drilled. Thereafter, we will move to our third exploration program in the GDB at LC South, where we anticipate a 120-drill hole program will commence in 2026 Q1. The goal of our GDB exploration programs is to identify additional uranium roll fronts and potentially expand the Company’s uranium mineral resource base.

Sales Agreements

We currently have eight multi-year sales agreements with global nuclear energy companies. The eighth agreement was completed during the quarter and calls for annual delivery of 100,000 pounds U3O8 in each of 2028, 2029 and 2030. Pricing is at an escalated fixed price, well above current spot and term prices. Additionally, we may elect for each of 2028, 2029, and 2030 to sell up to an additional 100,000 lbs. U3O8 per year at a sales price equal to 99% of the average monthly spot price for the two months preceding the delivery date.

Several of our sales agreements are a combination of escalated fixed price and market-related pricing, subject to a floor and ceiling, while others are escalated fixed pricing. Also, several of the agreements include provisions by which the purchaser may flex the delivery amount (up or down) as much as 10% in a delivery year and others provide options to add sales quantities in additional delivery years.

During the quarter, we provided notice to one of our customers of the satisfaction of the third of four production milestones tied to delivery commitments in 2026 through 2029.

Corporate Management Update

On October 13, 2025, we announced the retirement of Ur-Energy CEO, John W. Cash, effective December 12, 2025. Matthew D. Gili, the Company’s President, will succeed Mr. Cash as CEO and will also join the Board of Directors on December 13, 2025. Mr. Cash will continue to serve as Chairman of the Board of Directors. He will also continue working closely with the management team as a strategic advisor following his retirement to support a seamless leadership transition and ongoing Company growth.

Mr. Gili is a Professional Engineer with deep C-suite experience having served as a Chief Executive Officer, Chief Operating Officer, Chief Technical Officer and Executive General Manager. Mr. Gili has served in executive roles with publicly traded mining companies, including as President and Chief Operating Officer of i-80 Gold Corporation (2021-2025) and, prior to that, as Chief Executive Officer with Nevada Copper Corporation (2018-2020). Mr. Gili became President of Ur-Energy in June 2025.

In September 2025, the Company announced the expansion of its accounting and finance team with the appointment of Jade Walle as Vice President Finance. Mr. Walle brings broad experience in corporate finance, capital markets, and financial reporting within the mining and energy sectors. Mr. Walle most recently served as an audit partner with PricewaterhouseCoopers LLP (PwC) from 2011 to 2024. He began his career with PwC in 1996 and advised publicly traded energy and mining companies across PwC’s offices in Tulsa, London, Houston, and Denver.

Mr. Walle’s technical accounting and capital markets experience includes serving in PwC’s Global Capital Markets Group in London from 1999 to 2002, where he assisted non-U.S. companies with U.S. market transactions and SEC reporting. He also held leadership roles, including oversight of a division of PwC’s center of excellence and its India acceleration center, which provided outsourced services to approximately 75 U.S. audit clients. Mr. Walle is a CPA, licensed in Oklahoma, Texas, and Colorado.

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

U3O8 Price per Pound Sold Calculation	Unit	2024 Q4	2025 Q1	2025 Q2	2025 Q3	2025 YTD

Sales per financial statements	$000	22,653	—	10,435	6,323	16,758
Disposal fees	$000	(296)	—	(7)	—	(7)
U3O8 sales	$000	22,357	—	10,428	6,323	16,751
U3O8 pounds sold	lb	395,000	—	165,000	110,000	275,000
U3O8 price per pound sold	$/lb	56.60	—	63.20	57.48	60.91

Sales per the financial statements includes U3O8 sales and disposal fees. Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation	Unit	2024 Q4	2025 Q1	2025 Q2	2025 Q3	2025 YTD

Cost of sales per financial statements	$000	32,600	2,598	8,495	7,063	18,156
Lower of cost or NRV adjustment	$000	(3,944)	(2,598)	(98)	—	(2,696)
U3O8 product costs	$000	28,656	—	8,397	7,063	15,460
U3O8 pounds sold	lb	395,000	—	165,000	110,000	275,000
U3O8 cost per pound sold	$/lb	72.55	—	50.89	64.21	56.22

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments. U3O8 cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, asset retirement costs, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales in the financial statements. NRV adjustments, if any, relate to U3O8 inventories and do not relate to the sale of U3O8, and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold measures.

U3O8 Product Sales

The following table provides information on our U3O8 sales:

U3O8 Product Sales	Unit	2024 Q4	2025 Q1	2025 Q2	2025 Q3	2025 YTD

U3O8 Product Sales
Produced	$000	5,857	—	10,428	—	10,428
Non-produced	$000	16,500	—	—	6,323	6,323
	$000	22,357	—	10,428	6,323	16,751

U3O8 Pounds Sold
Produced	lb	95,000	—	165,000	—	165,000
Non-produced	lb	300,000	—	—	110,000	110,000
	lb	395,000	—	165,000	110,000	275,000

U3O8 Price per Pounds Sold
Produced	$/lb	61.65	—	63.20	—	63.20
Non-produced	$/lb	55.00	—	—	57.48	57.48
	$/lb	56.60	—	63.20	57.48	60.91

In 2024, we delivered 570,000 pounds at an average price per pound sold of $58.15.

Our total sales in 2025 are projected at 440,000 pounds of U3O8 at an average price per pound sold of $61.77 and we expect to realize revenues of $27.2 million. The deliveries are under contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound.

Deliveries for 2025 are committed to two customers for a base amount of 400,000 pounds of U3O8. Under our agreements, both buyers elected to flex up the annual base delivery quantity by 10%.  Deliveries of 165,000 pounds and 110,000 pounds were made in 2025 Q2 and Q3, respectively. A delivery of 165,000 pounds is expected to be made in 2025 Q4.

U3O8 Product Costs

The following table provides information on our U3O8 product costs:

U3O8 Product Costs	Unit	2024 Q4	2025 Q1	2025 Q2	2025 Q3	2025 YTD

U3O8 Product Costs
Ad valorem and severance taxes	$000	164	—	433	—	433
Cash costs	$000	4,774	—	6,635	—	6,635
Non-cash costs	$000	958	—	1,329	—	1,329
Produced	$000	5,896	—	8,397	—	8,397
Non-produced	$000	22,760	—	—	7,063	7,063
	$000	28,656	—	8,397	7,063	15,460

U3O8 Pounds Sold
Produced	lb	95,000	—	165,000	—	165,000
Non-produced	lb	300,000	—	—	110,000	110,000
	lb	395,000	—	165,000	110,000	275,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	1.73	—	2.62	—	2.62
Cash costs	$/lb	50.25	—	40.21	—	40.21
Non-cash costs	$/lb	10.08	—	8.06	—	8.06
Produced	$/lb	62.06	—	50.89	—	50.89
Non-produced	$/lb	75.87	—	—	64.21	64.21
	$/lb	72.55	—	50.89	64.21	56.22

In 2024, we delivered 570,000 pounds, which consisted of 270,000 produced pounds at an average cost per pound sold of $51.53 and 300,000 non-produced pounds at an average cost per pound sold of $75.87. The produced pounds were captured and drummed during the ramp up period at a higher average cost per pound when the mine operated at lower production levels. In 2024 Q4, we purchased 300,000 pounds and borrowed 250,000 pounds at an average cost of $75.87 per pound to meet 2024 delivery requirements and to establish a base inventory position for 2025. We delivered 300,000 of the 550,000 non-produced pounds in 2024 Q4, leaving 250,000 non-produced pounds in ending inventory available for 2025 delivery requirements.

In 2025 Q2, we delivered 165,000 produced pounds at an average cost per pound sold of $50.89.  Production at Lost Creek increased during the quarter leading to a lower average cost per pound sold as compared to 2024 Q4. In 2025 Q3, we delivered 110,0000 non-produced pounds at an average cost per pound sold of $64.21. Non-produced pounds held in inventory are valued at the average U3O8 spot price, which decreased during the first three months of 2025 to $64.21. The remaining sale of 165,000 pounds in 2025 Q4 is expected to be fulfilled with produced pounds.

U3O8 Product Profit (Loss)

The following table provides information on our U3O8 product profit and loss:

U3O8 Product Profit (Loss)	Unit	2024 Q4	2025 Q1	2025 Q2	2025 Q3	2025 YTD

U3O8 Product Sales
Produced	$000	5,857	—	10,428	—	10,428
Non-produced	$000	16,500	—	—	6,323	6,323
	$000	22,357	—	10,428	6,323	16,751

U3O8 Product Costs
Produced	$000	5,896	—	8,397	—	8,397
Non-produced	$000	22,760	—	—	7,063	7,063
	$000	28,656	—	8,397	7,063	15,460

U3O8 Product Profit (Loss)
Produced	$000	(39)	—	2,031	—	2,031
Non-produced	$000	(6,260)	—	—	(740)	(740)
	$000	(6,299)	—	2,031	(740)	1,291

U3O8 Pounds Sold
Produced	lb	95,000	—	165,000	—	165,000
Non-produced	lb	300,000	—	—	110,000	110,000
	lb	395,000	—	165,000	110,000	275,000

U3O8 Price per Pound Sold
Produced	$/lb	61.65	—	63.20	—	63.20
Non-produced	$/lb	55.00	—	—	57.48	57.48
	$/lb	56.60	—	63.20	57.48	60.91

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	1.73	—	2.62	—	2.62
Cash costs	$/lb	50.25	—	40.21	—	40.21
Non-cash costs	$/lb	10.08	—	8.06	—	8.06
Produced	$/lb	62.06	—	50.89	—	50.89
Non-produced	$/lb	75.87	—	—	64.21	64.21
	$/lb	72.55	—	50.89	64.21	56.22

U3O8 Profit (Loss) per Pound Sold
Cash costs	$/lb	11.40	—	22.99	—	22.99
Less ad valorem and severance taxes	$/lb	(1.73)	—	(2.62)	—	(2.62)
Less non-cash costs	$/lb	(10.08)	—	(8.06)	—	(8.06)
Produced	$/lb	(0.41)	—	12.31	—	12.31
Non-produced	$/lb	(20.87)	—	—	(6.72)	(6.72)
	$/lb	(15.95)	—	12.31	(6.72)	4.69

U3O8 Profit (Loss) Margin per Pound Sold
Cash costs	%	18.5	—	36.4	—	36.4
Less ad valorem and severance taxes	%	(2.8)	—	(4.1)	—	(4.1)
Less non-cash costs	%	(16.4)	—	(12.8)	—	(12.8)
Produced	%	(0.7)	—	19.5	—	19.5
Non-produced	%	(37.9)	—	—	(11.8)	(11.8)
	%	(28.2)	—	19.5	(11.8)	7.7

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

In 2025 Q2, we sold 165,000 produced pounds and the average price per pound sold was $63.20 and the average cost per pound sold was $50.89, which resulted in an average profit per pound sold of $12.31 and an average profit margin per pound sold of about 20%. On a cash cost basis, the average profit margin per pound sold was about 36%. In 2025 Q3, we sold 110,000 non-produced pounds and the average price per pound sold was $57.48 and the average cost per pound sold was $64.21, which resulted in an average loss per pound sold of $6.72 and an average loss margin per pound sold of about 12%.  For the first nine months of 2025, the average price per pound sold was $60.91 and the average cost per pound sold was $56.22, which resulted in an average profit per pound sold of $4.69 and an average profit margin per pound sold of about 8%.

U3O8 Production and Ending Inventory

The following tables provide information on our production and ending inventory of U3O8 pounds:

U3O8 Production	Unit	2024 Q4	2025 Q1	2025 Q2	2025 Q3	2025 YTD

Pounds captured	lb	81,771	74,479	128,970	89,267	292,716
Pounds drummed in	lb	74,006	83,066	112,033	93,523	288,622
Pounds shipped	lb	66,526	106,301	105,316	70,190	281,807
Non-produced pounds acquired	lb	550,000	—	—	—	—

U3O8 Ending Inventory	Unit	2024 Q4	2025 Q1	2025 Q2	2025 Q3

Pounds
In-process inventory	lb	39,169	29,700	37,590	29,362
Plant inventory	lb	33,919	10,772	17,484	40,817
Conversion inventory - produced	lb	12,239	118,540	65,607	138,150
Conversion inventory - non-produced	lb	250,000	250,000	250,000	140,000
	lb	335,327	409,012	370,681	348,329

Value
In-process inventory	$000	42	382	509	630
Plant inventory	$000	1,840	582	921	2,267
Conversion inventory - produced	$000	704	6,463	3,409	7,290
Conversion inventory - non-produced	$000	18,158	16,058	16,058	8,992
	$000	20,744	23,485	20,897	19,179

Cost per Pound
In-process inventory	$/lb	1.07	12.86	13.54	21.46

Plant inventory	$/lb	54.25	54.03	52.68	55.54

Conversion inventory:
Ad valorem and severance tax	$/lb	1.57	2.16	3.06	3.29
Cash cost	$/lb	46.83	43.43	40.55	39.71
Non-cash cost	$/lb	9.12	8.94	8.35	9.77
Conversion inventory - produced	$/lb	57.52	54.53	51.96	52.77
Conversion inventory - non-produced	$/lb	72.63	64.23	64.23	64.23
	$/lb	71.93	61.11	61.68	58.54

In 2024, we captured 265,746 pounds as mining activities began to accelerate. Pounds captured increased in each quarter during 2024, although at a slower rate than we anticipated. Drying issues in the plant impacted our ability to capture pounds within the plant.

The drying issues were resolved in 2025 Q1, which allowed us to increase flow rates into the plant by approximately 56% going from 2,066 average gallons per minute in March to 3,220 average gallons per minute in June.  As a result, pounds captured increased 73% going from 74,479 pounds in 2025 Q1 to 128,970 pounds in 2025 Q2 and our cost per pound captured decreased from $20.18 to $13.66 during the quarter.  Although the wellfield is capable of producing at an annual rate in excess of 800,000 pounds per year, flow rates were intentionally lowered to 2,106 gallons per minute in 2025 Q3 to allow the plant to make processing modifications and perform additional equipment repairs that would allow it to also produce at greater annual rates. The plant modifications are intended to address the elution, precipitation, washing, and drying processes, including allowing for greater washing efficiency and more routine operation of the dryers. Ongoing work related to all plant systems will continue in Q4 to optimize production and processing.

Pounds drummed increased from 83,066 pounds in 2025 Q1 to 112,033 pounds in 2025 Q2.  As a result, our cost per pound drummed decreased from $45.89 to $36.34 during the quarter. During 2025 Q3, pounds drummed decreased to 93,523 pounds as plant processing modifications were being made and the cost per pound drummed increased slightly to $37.30.

Pounds shipped in 2025 Q3 were lower than the previous quarter because a third planned shipment for the quarter was delayed to October 2 due to external shipping scheduling issues. Because of the shipping delay reducing the amount of pounds shipped during the quarter, the cost per pound shipped increased to approximately $1.13 per pound during the quarter.

Drummed inventory levels at the plant increased during the current quarter, going from approximately 17,000 pounds to approximately 41,000 pounds, reflecting the shipping delay.

Conversion facility inventories decreased during the current quarter, going from approximately 316,000 pounds to 278,000 pounds. The decrease was due to shipping fewer pounds to the conversion facility than we sold during the quarter.  The ending produced inventory value increased from $51.96 to $52.77 during the quarter reflecting the slightly higher average production costs per pound.

Because production rates were lower in 2025 Q1, the cost per pound to produce inventory exceeded its NRV. As production rates increased, the NRV adjustments to produced inventory decreased from $0.5 million in 2025 Q1 to $0.1 million in 2025 Q2.  The last NRV adjustment was in April.  There were no NRV adjustments in 2025 Q3.

Three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

The following table summarizes the results of operations for the three and nine months ended September 30, 2025 and 2024 (expressed in thousands of U.S. dollars, except per share and non-GAAP per pound data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change

Sales	6,323	6,400	(77)	16,758	11,053	5,705
Cost of sales	(7,063)	(5,613)	(1,450)	(18,156)	(10,079)	(8,077)
Gross profit (loss)	(740)	787	(1,527)	(1,398)	974	(2,372)

Operating costs	(19,071)	(12,650)	(6,421)	(50,011)	(40,528)	(9,483)
Operating profit (loss)	(19,811)	(11,863)	(7,948)	(51,409)	(39,554)	(11,855)

Interest income	518	1,263	(745)	2,086	2,495	(409)
Interest expense	(364)	(43)	(321)	(920)	(207)	(713)
Mark to market gain (loss)	(7,854)	2,968	(10,822)	(9,166)	4,442	(13,608)
Foreign exchange gain (loss)	5	6	(1)	(19)	22	(41)
Other income (loss)	43	(333)	376	111	(325)	436
Net income (loss)	(27,463)	(8,002)	(19,461)	(59,317)	(33,127)	(26,190)

Foreign currency translation adjustment	100	(23)	123	145	358	(213)
Comprehensive income (loss)	(27,363)	(8,025)	(19,338)	(59,172)	(32,769)	(26,403)

Earnings (loss) per common share:
Basic	(0.07)	(0.02)	(0.05)	(0.16)	(0.11)	(0.05)
Diluted	(0.07)	(0.02)	(0.05)	(0.16)	(0.11)	(0.05)

U3O8 pounds sold	110,000	100,000	10,000	275,000	175,000	100,000

U3O8 price per pound sold	57.48	61.65	(4.17)	60.91	61.65	(0.74)

U3O8 cost per pound sold	64.21	48.91	15.30	56.22	45.82	10.40

U3O8 profit (loss) per pound sold	(6.72)	12.74	(19.46)	4.69	15.83	(11.14)

Sales

Sales per the financial statements includes U3O8 sales and disposal fees. Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

We sold 110,000 pounds at $57.48, which included a transfer fee received of $1.25 per pound on 73,235 pounds delivered in Canada, in 2025 Q3 for $6.3 million and we sold 100,000 pounds at $61.65 for $6.2 million in 2024 Q3. We sold 275,000 pounds at $60.91 for the nine months ended September 30, 2025 and 175,000 pounds at $61.65 per pound for the nine months ended September 30, 2024. The pounds and prices were driven by the terms of our sales contracts.

We also had $0.3 million in disposal fee revenue in the three and nine months ended September 30, 2024. We have had minimal disposal fee revenues in 2025.  Our disposal income is dependent on the reclamation programs of other companies and varies based on their level of activity.

Cost of Sales

Cost of sales per the financial statements includes U3O8 product costs and lower of cost or NRV adjustments as shown in the following table (expressed in thousands of U.S. dollars):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change

U3O8 product costs	7,063	4,891	2,172	15,460	8,018	7,442
Lower of cost or NRV adjustments	-	722	(722)	2,696	2,061	635
	7,063	5,613	1,450	18,156	10,079	8,077

U3O8 product costs included in cost of sales were greater in the three and nine months ended September 30, 2025 compared to 2024 because of the increase in pounds sold as well as the use of purchased pounds to fill certain orders in 2025.  The purchased pounds have a higher cost than our produced pounds.

There were no NRV adjustments during Q3 compared to $0.7 million in Q3 2024. The decrease was primarily related to increased production in 2025 as compared to 2024.  NRV adjustment for the nine months ended September 30, 2025 included $2.1 million related to non-produced inventory and $0.6 million related to produced inventory, which was $1.5 million less than the produced NRV adjustment in the nine months ended September 30, 2024. Again, the decrease was primarily related to increased production in the first nine months of 2025 compared to 2024. The adjustment on the non-produced inventory was due to a decrease in the spot market price early in the year. Although the spot price has subsequently rebounded, U.S. GAAP precludes the reversal of a previously recorded impairment charge.

Gross Profit (Loss)

Gross profit decreased from $0.8 million in 2024 Q3 to a loss of $0.7 million in 2025 Q3 and a profit of $1.0 million for the nine months ended September 30, 2024 to a loss of $1.4 million for the nine months ended September 30, 2025. The reason for this was the sale of purchased pounds instead of produced pounds resulting in a loss per pound sold. Higher sales volumes of non-produced pounds will therefore drive a larger loss so the increased sales volumes amplified the higher cost per pound of the non-produced pounds sold.

Operating Costs

The following table summarizes the operating costs for the three and nine months ended September 30, 2025 and 2024 (expressed in thousands of U.S. dollars):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Costs	2025	2024	Change	2025	2024	Change

Exploration and evaluation	1,477	934	543	3,682	2,862	820
Development	14,379	10,088	4,291	38,184	31,730	6,454
General and administration	2,871	1,397	1,474	7,243	5,418	1,825
Accretion of asset retirement obligations	344	231	113	902	518	384
	19,071	12,650	6,421	50,011	40,528	9,483

Total operating costs increased $6.4 million and $9.5 million in the three and nine months ended September 30, 2025 as compared to 2024, respectively. The main driver of the changes were increased development activities, a portion of which was related to larger employee counts and increased development activities associated with the Shirley Basin Project.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. For Q3 2025, costs increased $0.5 million over Q3 2024.  For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, costs increased $0.8 million. Labor accounted for $0.3 million and $0.8 million of the increases in the three- and nine-month periods of 2025 compared to 2024, due to increases in staffing levels.  In addition, exploration drilling is beginning on properties other than Lost Creek and Shirley Basin which amounted to $0.4 million for the quarter and the nine-month period.  This was partially offset by decreases in service costs associated with acquisition investigations in the prior year.

The Company is considered an exploration stage issuer and expenses its pre-production development costs. These development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at the Lost Creek Project not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at the Shirley Basin Project not directly attributable to the construction of the capitalizable assets of the project, including the installation of the first mine unit, which is in progress. The following table summarizes the development costs included in operating costs for the three and nine months ended September 30, 2025 and 2024 (expressed in thousands of U.S. dollars):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Development Costs	2025	2024	Change	2025	2024	Change

Lost Creek mine unit development	9,041	8,675	366	28,598	24,999	3,599
Lost Creek disposal well development	90	132	(42)	130	4,106	(3,976)
Shirley Basin mine unit development	5,248	1,281	3,967	9,389	2,548	6,841
Other development	-	-	-	67	77	(10)
	14,379	10,088	4,291	38,184	31,730	6,454

Development expenses increased approximately $4.3 million and $6.5 million in the three and nine months ended September 30, 2025 compared to 2024. The Company has continued to hire staff and accelerate drilling to both ramp up production at Lost Creek and develop the Shirley Basin Project, which accounted for a significant portion of the total development cost increases in the three and nine month periods. Repairs, fuel, and overhead, such as insurance and bonding costs, related to these heightened efforts also contributed to the increase. This was partially offset by the cost of completing a new disposal well at Lost Creek, as well as costs for power lines and roads at Shirley Basin, in 2024, with no similar costs in 2025.

Beginning in 2025, Shirley Basin wellfield, plant, and site administration departmental costs were initiated.  The costs are being expensed as development costs until inventory production at Shirley Basin commences, at which time the costs will be used to value inventory. At Shirley Basin, development costs will continue to increase as we develop the first mine unit during 2025 and into 2026.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three and nine months ended September 30, 2025, the expenses increased $1.5 million and $1.8 million, respectively. The increases were driven by stock based compensation  costs together with some increases in labor costs. The increase in stock based compensation is related to the treatment of stock options as a liability which went into effect at December 31, 2024 and is revalued quarterly and can significantly affect stock compensation expense due to changes in the trading price of the Company’s stock, such as the increase of the Company’s share price during the three and nine months ended September 30, 2025, compared to 2024.

Other Income and Expenses

Interest income was lower for the three and nine month periods as we have been spending significant cash to continue to develop Lost Creek and Shirley Basin resulting in lower invested balances.  Interest expense has increased as our fleet of vehicles which is used both at the mines and to transport employees to the mines has grown substantially and is financed  under a master lease.

The 2024 mark to market adjustments included only the revaluation of the warrant liability while the 2025 adjustments included the revaluations of the warrant liability and the inventory derivative obligation.  Because of increases during the quarter in the Company’s share price, which is used to calculate the warrant liability revaluation, and increases in the average U3O8 spot price, which is used to calculate the uranium inventory loan revaluation, 2025 reflected $7.9 million and $9.2 million losses for the three- and nine-month periods as compared to $3.0 million and $4.4 million gains in 2024 when our stock price was declining.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and nine months ended September 30, 2025 were $0.07 and $0.16 per share, respectively. The basic and diluted losses per common share for the same periods in 2024 were $0.02 and $0.11, respectively. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of all convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flows, our cash, cash equivalents, and restricted cash and cash equivalents decreased from the December 31, 2024 balance of $87.1 million to $63.4 million as of September 30, 2025. During the nine months ended September 30, 2025, we used $24.3 million for operating activities, $14.2 million for investing activities, and raised $14.9 million through financing activities.

Operating activities used $24.3 million in the nine months ended 2025. In 2025 Q1, we collected $16.5 million from a sale made in December 2024.  We also collected $14.4 million from sales in 2025 and $2.1 million of interest income in the nine months ended September 30, 2025. We spent $0.7 million on interest expense, $13.5 million on production costs, and $45.5 million on operating costs. We had a $2.6 million favorable working capital movement primarily related to increases in accounts payable and accrued liabilities.

Investing activities used $14.2 million during the nine months ended September 30, 2025. We spent $10.8 million on construction and equipment at Shirley Basin and $3.4 million for rolling stock, machinery and equipment, and IT purchases at Shirley Basin and Lost Creek.

Financing activities generated $14.9 million in the nine months ended September 30, 2025. We sold 9,980,095 common shares of stock through our At Market facility which generated a net of $14.8 million.  We received $0.5 million from the exercise of stock options.  This was offset by $0.4 million for principal payments on finance leases and RSU redemption costs.

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

On July 19, 2023, we entered into an amendment to the Amended Sales Agreement (“Amendment No. 2” and hereafter the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement. Under the current prospectus supplement to the registration statement, we may sell up to $70 million from time to time through or to the Agents pursuant to the Amended Sales Agreement.

For the three and nine months ended September 30, 2025, we have utilized the Amended Sales Agreement for gross proceeds of $15.2 million from sales of 9,980,095 common shares.

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

Liquidity Outlook

As of September 30, 2025, our unrestricted cash position was $52.0 million.

Our total sales in 2025 are projected at 440,000 pounds of U3O8 at an average price per pound sold of $61.77 and we expect to realize revenues of $27.2 million. The deliveries are under contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound. Deliveries for 2025 are committed to two customers for a base amount of 400,000 pounds. Under our agreements, both buyers elected to flex up the annual base delivery quantity by 10%.  Deliveries of 165,000 pounds and 110,000 pounds were made in 2025 Q2 and Q3, respectively.  A delivery of 165,000 pounds is expected to be made in 2025 Q4.

As of September 30, 2025, we had 278,150 pounds of U3O8 in our conversion facility inventory. Subsequent to quarter end, we shipped an additional 69,604 pounds and purchased 100,000 pounds, after which we will have 447,754 pounds U3O8 in finished inventory at the conversion facility.

In the nine months ended September 30, 2025, we recorded construction costs and capital equipment purchases of approximately $16.1 million at Shirley Basin.  We anticipate additional construction costs and capital equipment purchases of $19.5 million during the remainder of 2025 for total costs of approximately $35.6 million in 2025.  In the nine months ended September 30, 2025, we recorded development costs of approximately $9.4 million at Shirley Basin. We anticipate additional costs of $4.0 million during the remainder of 2025 for total development costs of approximately $13.4 million including initial wellfield, plant and site administrations costs, which are being charged to development expense until production commences. Upon the completion of the anticipated 2025 construction, capital equipment purchases, and development, we expect to commence operations, initiate the ramp up of production, and construct a water treatment system at Shirley Basin in 2026.

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

Looking Ahead

As we approach the end of 2025, we look forward to 2026 being a pivotal year for Ur-Energy. Shirley Basin construction and development activities throughout this year are advancing us to start-up of our second production operation.

Our management and professional staff are working from the new office building onsite at Shirley Basin, and construction, drilling and maintenance staff are working in the recently refurbished buildings that supported historical mining at Shirley Basin in the 1970s and 1980s.

We have six drill rigs at Shirley Basin advancing the development of the first mine unit in preparation for wellfield operations scheduled to begin in 2026. Drilling, casing and completion of production and injection wells in the recovery area for our first header houses is complete, and installation of wells for the next two header houses is on schedule. Wellfield construction continues on pace with our planned production. The first header house is complete in Casper, awaiting delivery to Shirley Basin.

The contractor for construction of the foundation for the Shirley Basin processing building is nearing completion of its work. The general contractor is onsite working, advancing procurement and construction planning, including the fabrication of steel piping, supports and catwalks offsite, prior to installation in the new plant facility. We anticipate that the initial production flow and commissioning of the first IX columns will occur in 2026 Q1, with further commissioning and ramp-up of operations ongoing in 2026.

We have completed recruitment and hiring within our phased plan for staffing at Shirley Basin, with all positions filled. Our phased recruitment program is anticipated to allow for more thorough safety and task training of staff prior to commencement of operations. We look forward to the commencement of operations and initiation of ramp up of production at Shirley Basin, as it will diversify our production sources and further support our efforts to remain a leading U.S. uranium producer.

At Lost Creek, we anticipate increasing production rates as remaining operational challenges are resolved. Wellfield flow rates achieved earlier in 2025 support our ability to increase production. A further improvement plan for operations has been implemented, and additional training of staff is ongoing. We have bolstered operations expertise through an engagement of third-party engineering and operational specialists.

As plant processes regain consistency, and wellfield flow rates no longer are required to be closely controlled, we anticipate additional flow increases in MU2 and with the next header houses coming online in Q4 and 2026 Q1 in MU1 Phase 2. Increased flow rates are also anticipated to result from the recent removal of solids incidental to production and related maintenance of the main pipeline. Head grade continues to exceed expectations.

We shipped 105,316 pounds U3O8 during 2025 Q3. We also shipped 69,604 pounds to the conversion facility and purchased 100,000 pounds subsequent to quarter end, after which we will have 447,754 pounds U3O8 in finished inventory at the conversion facility.

As discussed above, 16 drill rigs are supporting the development of Lost Creek’s next two recovery areas (MU 1 Phase 2 and MU5) and delineation of recovery area MU4 for planning and development work. Following completion of our 2025 exploration programs, the two dedicated rigs from that work are anticipated to return to Lost Creek until the next phase of our exploration activities.

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

Our cash position as of October 30, 2025, was $35.4 million.

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

Outstanding Share Data

As of October 30, 2025, we had outstanding 376,213,626 common shares and 7,349,989 options to acquire common shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, short-term government bonds, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $62.8 million at risk on September 30, 2025, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2025.

Currency risk

As of September 30, 2025, we maintained a balance of approximately $3.0 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of September 30, 2025, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $8.6 million and the current portion of leases payable of $1.0 million. As of September 30, 2025, we had $52.0 million of cash and cash equivalents and $19.2 million in inventory.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

Commodity Price Risk

The Company is subject to market risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $81.01 per pound U3O8 as of October 30, 2025.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

No new legal proceedings or material developments in pending proceedings.

Item 1A. RISK FACTORS

As of September 30, 2025, there have been no material changes from those risk factors set forth in our Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UR-ENERGY INC.

Date: November 3, 2025	By:	/s/ John W. Cash
John W. Cash
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)