Form 10-K
period 2025-12-31
UR-ENERGY INC
filed 2026-03-10
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED December 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO _________.

Commission File Number: 001-33905

UR-ENERGY INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1478 Willer Drive

Casper, Wyoming 82604

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

As of June 30, 2025, the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $300.2 million, based upon the closing sale price of the common shares as reported by the NYSE American on that date. As of March 4, 2026, there were 397,328,219 shares of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, and these forward-looking statements can be identified by the use of words such as “expect,” “anticipate,” “estimate,” “believe,” “may,” “potential,” “intend,” “plan” and other similar expressions or statements that an action, event or result “may,” “could” or “should” be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our ability to maintain operations at Lost Creek or commence operations at Shirley Basin in a safe and compliant fashion; (ii) the timing to complete our return to full-production operations at Lost Creek or commence operations at Shirley Basin; (iii) our ability to deliver into our sales commitments; (iv) our ability to satisfy our inventory loan or convertible notes obligations; (v) whether the sales prices in our contracts will be profitable on an all-in production cost basis; (vi) the continuing technical and economic viability of Lost Creek, including as set forth in our Initial Assessment of the property (the Lost Creek Report); (vii) the timing and outcome of processing and completing future permits and authorizations for ongoing or new operations; (viii) the ability and timing to complete additional favorable uranium sales agreements, including spot sales as may be warranted; (ix) the production rates and life of the Lost Creek Project and subsequent development of and production from Adjoining Projects within the Lost Creek Property, including plans at LC East; (x) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (xi) our ability to advance exploration programs, and the potential of our other exploration projects, including our Lost Soldier, North Hadsell, and other projects in the Great Divide Basin and Lucky Mc; (xii) the technical and economic viability of Shirley Basin, as otherwise set forth in our Initial Assessment of the project (the Shirley Basin Report); (xiii) our ability to complete the construction and build out of Shirley Basin on current budget and schedule and the ability to complete construction of the wastewater treatment facility at Lost Creek as currently planned; (xiv) conditions in the uranium market including the major influences of climate change and environmental objectives, geopolitics, trade actions, and demands of artificial intelligence and data centers, and how they will affect our operations and business; and (xv) the impacts of global conflicts and geopolitical tensions, including current trade controls and impositions of tariffs, on the global economy and more specifically on the nuclear fuel industry including U.S. uranium producers. The factors which may affect our actual results, performance or achievements, or industry results include, among others: the accuracy of future estimates of production, development and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades and market prices; the effectiveness of our business strategies and measures to implement such strategies; our competitive strengths; our estimates of goals for expansion and growth of our business and operations; our plans and references to our future successes; our history of operating losses and uncertainty of future profitability; our status as an exploration stage company; our lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; the impacts of our convertible notes financing; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in our size and structure; the effectiveness of our management and strategic relationships; our ability to attract, retain, train, and develop skilled personnel; our ability to innovate and implement new technologies; uncertainties regarding our need for and ability to raise additional capital; uncertainty regarding the fluctuations of our quarterly results; foreign currency exchange risks; the inability to enforce civil liabilities against the Company or its directors and officers; our ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with our expected classification as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended; risks arising from various geopolitical tensions and events including the war in Ukraine and tensions between the U.S. and China; risks associated with various trade actions and tariffs and related impacts on our industry and the economy; risks associated with our investments; and other risks and uncertainties described under the heading “Risk Factors” of this annual report.

Any forward-looking statements and information are based on estimates and assumptions only as of the date of this annual report, and the Company undertakes no obligation to update or revise any forward-looking statement or information to reflect information, events, results, or circumstances or the occurrence of unanticipated events, except as required by applicable laws. New factors emerge from time to time, and it is not possible for management to predict all such factors and to assess in advance the impact of each such factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements or information.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates that are material to our business or financial condition included in this annual report on Form 10-K and in the documents incorporated by reference herein have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”) and are supported by initial assessments prepared in accordance with the requirements of S-K 1300.

Our estimates of mineral resources are also prepared in accord with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators which establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. Our technical report summaries, discussed in this annual report are the Technical Report on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA (filed as an exhibit hereto) and the Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project Carbon County, Wyoming USA, as amended, filed with our annual report on Form 10-K/A in March 2024.

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

Additionally, as required under S-K 1300, our report on the Lost Creek Property includes two economic analyses to account for the chance that the inferred resources are not upgraded as production recovery progresses and the Company collects additional drilling data; the second economic analysis was prepared with the inferred resources excluded. The estimated recovery excluding the inferred resources also establishes the potential viability at the property, as detailed in the S-K 1300 report. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable.

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

Cut-off or cut-off grade	when determining economically viable mineral resources, is the lowest grade of mineralized material that can be mined.

Formation	is a distinct layer of sedimentary or volcanic rock of similar composition.

Grade	is the quantity or percentage of metal per unit weight of host rock.

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

Host Rock	is the rock containing a mineral or an ore body.

Lithology

is a description of a rock; generally, its physical nature. The description would address such things as grain size, texture, rounding, and even chemical composition. An example of a lithologic description would be “coarse grained well-rounded quartz sandstone with 10% pink feldspar and 1% muscovite.”

Mineral	is a naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization	is a natural occurrence, in rocks or soil, of one or more metal yielding minerals.

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

Uranium

is a heavy, naturally radioactive, metallic element of atomic number 92. Uranium in its pure form is a heavy metal. Its two principal isotopes are U-238 and U-235, of which U-235 is the necessary component for the nuclear fuel cycle. However, “uranium” used in this annual report refers to triuranium octoxide, also called “U3O8” and is produced from uranium deposits. It is the most actively traded uranium-related commodity. Our operations produce and ship “yellowcake” which typically contains 70% to 90% U3O8 by weight.

Uranium concentrate

is a yellowish to yellow-brownish powder obtained from the chemical processing of uranium-bearing material. Uranium concentrate typically contains 70% to 90% U3O8 by weight. Uranium concentrate is also referred to as “yellowcake.”

U3O8

is a standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen. U3O8 is contained in “yellowcake” or “uranium concentrate” accounting for 70% to 90% by weight.

Abbreviations

AQD	Air Quality Division of the Wyoming Department of Environmental Quality
BLM	U.S. Bureau of Land Management
CERCLA	U.S. Comprehensive Environmental Response, Compensation and Liability Act
CIM	Canadian Institute of Mining, Metallurgy and Petroleum
CWA	U.S. Clean Water Act
DOE	U.S. Department of Energy
eU3O8	Equivalent U3O8 as measured by a calibrated gamma instrument
EMT	East Mineral Trend, located within our LC East Project (Great Divide Basin, Wyoming)
EPA	U.S. Environmental Protection Agency
ESA	U.S. Endangered Species Act
GDB	Great Divide Basin, Wyoming
gpm	Gallons per minute
GT	Grade x Thickness product (% ft.) of a mineral intercept (expressed without units)
HALEU	High Assay Low Enriched Uranium
HH	Header house
IX	Ion Exchange
ISR	In Situ Recovery (literally, ‘in place’ recovery) (also known as in situ leach or ISL)
LEU	Low Enriched Uranium
LQD	Land Quality Division of the Wyoming Department of Environmental Quality
LT	Long-term (as relates to long-term pricing in the uranium market)
mg/L	Milligram per litre
MMT	Main Mineral Trend, located within our Lost Creek Project (Great Divide Basin, Wyoming)
MU	Mine Unit (also referred to as wellfield)
NEPA	U.S. National Environmental Policy Act
NI 43-101	Canadian National Instrument 43-101 (“Standards of Disclosure for Mineral Properties”)
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
PEA	Preliminary Economic Assessment, per NI 43-101
PFIC	Passive Foreign Investment Company
QP	Qualified Person, as defined in S-K 1300
RCRA	U.S. Resource Conservation and Recovery Act
RO	Reverse Osmosis
ROD	Record of Decision (BLM)
SEC	U.S. Securities Exchange Commission
S-K 1300	Regulation S-K, Subpart 1300 “Modernization of Property Disclosure for Mining Registrants”
TRS	Technical Report Summary, as defined in S-K 1300
TSX	Toronto Stock Exchange
U3O8	A standard chemical formula commonly used to express the natural form of uranium mineralization. U represents uranium and O represents oxygen.
UIC	Underground Injection Control under the U.S. Safe Drinking Water Act
URP	Wyoming Uranium Recovery Program - WDEQ program name for Agreement State Program approved and effective September 30, 2018
USFWS	U.S. Fish and Wildlife Service
WDEQ	Wyoming Department of Environmental Quality (and its various divisions, LQD/Land Quality Division, URP/Uranium Recovery Program; WQD/Water Quality Division; and AQD/Air Quality Division)
WGFD	Wyoming Game and Fish Department
WQD	Water Quality Division of the Wyoming Department of Environmental Quality

Metric/Imperial Conversion Table

The imperial equivalents of the metric units of measurement used in this annual report are as follows:

Imperial Measure	Metric Unit	Metric Unit	Imperial Measure
2.4711 acres	1 hectare	0.4047 hectares	1 acre
2.2046 pounds	1 kilogram	0.4536 kilograms	1 pound
0.6214 miles	1 kilometer	1.6093 kilometers	1 mile
3.2808 feet	1 meter	0.3048 meters	1 foot
1.1023 short tons	1 tonne	0.9072 tonnes	1 short ton
0.2642 gallons	1 litre	3.785 litres	1 gallon

Reporting Currency

All amounts in this annual report are expressed in United States (U.S.) dollars, unless otherwise indicated. The Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Land Descriptions

References in this annual report to land descriptions by township, range, and/or section are based on the U.S. Public Land Survey System and refer to the Sixth Principal Meridan.

In this annual report, unless otherwise noted, we round approximate acreages to the nearest 10.

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

Following our decision in December 2022 to ramp up Lost Creek production to commercial levels related to our sales commitments, we captured 103,487 pounds uranium oxide (“U3O8”) at our Lost Creek plant in 2023. We sold 280,000 pounds U3O8 in 2023 from existing inventory. These sales were our first sales of produced U3O8 since 2019. During 2024, we captured 265,746 pounds U3O8 and drummed and packaged 249,209 pounds U3O8 at our Lost Creek plant. We sold 570,000 pounds U3O8 in 2024 from our Lost Creek production and sources of non-produced inventory. During 2025, we captured 370,893 pounds U3O8 and drummed and packaged 410,440 pounds U3O8 at our Lost Creek plant. We sold 440,000 pounds U3O8 in 2025 from our Lost Creek production and sources of non-produced inventory.

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

We are engaged in uranium recovery and processing operations, and the exploration for and development of uranium mineral properties. Uranium fuels carbon-free, emission-free nuclear power which is a clean, cost-effective, and reliable form of electrical power. Nuclear power is estimated to provide more than 50% of the carbon-free electricity in the U.S. and approximately 25-30% of carbon-free electricity worldwide. As a uranium producer, we are advancing the interests of clean energy, thereby contributing in positive ways to address the challenges of global climate change.

Ur-Energy has one direct wholly owned subsidiary: Ur-Energy USA Inc. (“Ur-Energy USA”), a company incorporated under the laws of the State of Colorado. It has offices in Wyoming and Colorado and has employees in both states.

Ur-Energy USA has three wholly-owned subsidiaries: Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to hold and operate our Lost Creek Project and certain other of our Lost Creek properties and assets; NFU Wyoming, LLC (“NFU Wyoming”), a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; and Pathfinder Mines Corporation (“Pathfinder”), a company incorporated under the laws of the State of Delaware, which holds, among other assets, our Shirley Basin and Lucky Mc properties in Wyoming.

Currently, and at December 31, 2025, our principal direct and indirect subsidiaries, and affiliated entities, and the jurisdictions in which they were incorporated or organized, are as follows:

Our wholly owned Lost Creek Project in Sweetwater County, Wyoming is our flagship first property. The project has been fully permitted and licensed since October 2012. We received operational approval from the U.S. Nuclear Regulatory Commission (“NRC”) and started production operation activities in August 2013. Our first sales of Lost Creek production were made in December 2013.

From commencement of operations until 2020, we had multiple term uranium sales agreements in place with U.S. utilities for the sale of Lost Creek production or other yellowcake product at contracted pricing. We completed our initial sales contracts in 2020 when we sold 200,000 pounds U3O8. We did not make any sales of U3O8 inventory in 2021-2022. We sold 100,000 pounds U3O8 to the U.S. Department of Energy (“DOE”) National Nuclear Security Administration (“NNSA”) in January 2023, as a part of the national uranium reserve program. As indicated above, following a ramp-up decision, we began selling into newly obtained sales agreements in 2023.

Shirley Basin, our other material property, and second flagship project, is one of the assets we acquired as a part of our acquisition of Pathfinder in 2013. We also acquired all the historical geological and engineering data for the project in that acquisition. During 2014, we completed a drill program of a limited number of confirmatory holes to complete an NI 43-101 mineral resource estimate which was released in August 2014; subsequently, an NI 43-101 Preliminary Economic Assessment for Shirley Basin was completed in January 2015. See “Shirley Basin ISR Uranium Project S-K 1300 Report,” below.

In December 2015, our applications for a permit and license to mine at Shirley Basin were submitted to the State of Wyoming Department of Environmental Quality (“WDEQ”). The Wyoming Uranium Recovery Program (“URP”) issued our source material license and the Land Quality Division (“LQD”) issued the permit to mine for Shirley Basin in 2021. We received approvals for the project from the U.S. Bureau of Land Management (“BLM”) in 2020. Therefore, all major authorizations to construct and operate at Shirley Basin have been received. Construction and development at the site, including construction of the satellite plant, is well advanced and we plan to commence production and commission Shirley Basin operations in 2026.

We currently have multi-year sales agreements for delivery of a base quantity ranging between 800,000 and 1,400,000 pounds U3O8 annually from 2026 through 2030. Our agreements also provide for delivery of 100,000 pounds U3O8 in each of 2032 and 2033 with possible additional commitments from 2031-2033.

We utilize in situ recovery (“ISR”) of the uranium at Lost Creek and will do so at other projects where this is possible, including Shirley Basin. The ISR technique is employed in uranium extraction because it allows for a lower cost and effective recovery of roll front mineralization. The ISR technique does not require the installation of tailings facilities or significant surface disturbance. This recovery method utilizes injection wells to introduce a mining solution, called lixiviant, into the mineralized zone. The lixiviant is made of natural groundwater fortified with oxygen as an oxidizer and carbon dioxide for pH control, and may include the addition of sodium bicarbonate as a complexing agent. The complexing agent bonds with the uranium to form uranyl carbonate, which is highly soluble. The dissolved uranyl carbonate is then recovered through a series of production wells and piped to a processing plant where the uranyl carbonate is removed from the solution using ion exchange (“IX”) and captured on resin contained within the IX columns. The groundwater is re-fortified with the oxidizer and, possibly, the complexing agent and sent back to the wellfield to recover additional uranium. A small volume of water, called bleed, is permanently removed from the lixiviant flow to create an inward groundwater gradient. A reverse osmosis (“RO”) process is utilized to minimize the wastewater stream generated. Brine from the RO process, if used, and bleed are disposed of by means of injection into deep disposal wells. Each wellfield is made up of multiple groupings of injection and production wells installed in patterns to optimize the areal sweep of fluid through the uranium deposit.

Our Lost Creek processing facility includes all circuits for the capture, concentration, drying and packaging of uranium yellowcake for delivery into sales. Our processing facility, in addition to the IX circuit, includes processing trains with separate elution, precipitation, filter press and drying circuits (this contrasts with certain other uranium in situ recovery facilities which operate capture plants only, and rely on agreements with other producers for the finishing, drying and packaging of their yellowcake end-product). Additionally, a restoration circuit including an RO unit was installed during initial construction of Lost Creek to complete groundwater restoration once mining is complete and is being used in conjunction with our Class V treatment system.

Our first achievement in reducing water consumption at Lost Creek was the implementation of a Class V treatment system in 2017. Under the UIC program, a Class V system includes water treatment and injection of the clean water into a shallow formation where it can be accessed by future generations. Since implementation of the Class V system, the generation of wastewater during production has been reduced significantly. To further reduce water consumption and enhance IX effectiveness, engineering work has progressed for a filtration and wastewater treatment facility, which we plan to construct in 2026 after detailed design work is complete. The system, as planned, will allow for more effective use of current and future deep disposal wells working in conjunction with the Class V water recycling system while preserving precious water resources. Our goal is to further reduce wastewater generation by at least an additional 70%.

The elution circuit (the first step after IX) is utilized to transfer the uranium from the IX resin to elution tanks and concentrate the uranium to the point where it is ready for the next phase of processing. The resulting rich eluate is an aqueous solution containing uranyl carbonate, salt and sodium carbonate and/or sodium bicarbonate. The precipitation circuit follows the elution circuit and removes the carbonate from the concentrated uranium solution and combines the uranium with peroxide to create a yellowcake crystal slurry. Filtration and washing is the next step, in which the slurry is loaded into a filter press where excess contaminants such as chloride are removed and a large portion of the water is removed. The final stage occurs when the dewatered slurry is moved to a yellowcake dryer, which further reduces the moisture content, yielding the final dried, product. Refined, salable yellowcake is packaged in 55-gallon steel drums and transported by truck to the third-party conversion facility.

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

The excess capacity in the design of the processing circuits of the plant is intended to facilitate routine (and non-routine) maintenance on any particular circuit without hindering production operational schedules. The capacity will also allow us to process uranium from other mineral projects in proximity to Lost Creek. We plan to process uranium recovered from our Shirley Basin Project at Lost Creek and may possibly in the future process uranium recovered from our Lost Soldier Project at Lost Creek. In the future, we may also choose to contract to toll mill/process product from other uranium mine sites in the region. The design permits us to conduct these activities while Lost Creek is producing and processing uranium and/or in years following Lost Creek production from wellfields during final restoration activities.

Because we plan to ship loaded resin from Shirley Basin to our Lost Creek processing facility for processing, drying and packaging of uranium we are building only a satellite plant. However, the Shirley Basin license and permit allow for the construction of a full processing facility, providing greater construction and operating flexibility depending on future market conditions.

Our Mineral Properties

Below is a map showing our Wyoming projects and the geologic basins in which they are located.

Montana
Wyoming
POWDER RIVER BASIN
Sheridan
Sheridan
Cody
Big Horn
Park
Crook
Sundance
Buffalo
Gillette
Teton
Worland
Washakie
Uranium Energy Corp. Willow Creek
Weston
Hot Springs
Newcastle
Campbell
South Dakota
Jackson
Thermopolis
Johnson
Idaho
Fremont
Sublette
Natrona
WIND RIVER BASIN
CAMECO ISR Smith Ranch
Riverton
Pinedale
Niobrara
Lander
LUCKY MC
Casper
Douglas
Lusk
Granite Mountains
SHIRLEY BASIN
GREEN RIVER BASIN
Converse
RS
SHIRLEY BASIN
Goshen
NORTH HADSELL
Lincoln
LOST CREEK PROPERTY
Wheatland
Nebraska
Torrington
Rio Tinto Sweetwater Mill
GREAT DIVIDE BASIN
LOST SOLDIER
Kemmerer
Platte
Rawlins
Wamsutter
Rock Springs
Albany
Sweetwater
Carbon
Laramie
Evanston
Laramie
Cheyenne
Uinta
Utah
Colorado

Our current land portfolio in Wyoming includes 12 projects. Ten of these projects are in the Great Divide Basin (“GDB”), Wyoming, including our flagship Lost Creek Project. We control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 35,400 acres at our Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining projects which we refer to as LC East, LC West, LC North, LC South and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the Lost Creek Property contain reported mineral resources: Lost Creek, LC East, LC West, LC North and LC South.

Our Wyoming properties, including our Shirley Basin Project, total approximately 48,000 acres. We have other non-material exploration stage projects in Wyoming located in the GDB, and our Lucky Mc Project is in the Gas Hills Uranium District, Wyoming. The Lost Creek Property and the Shirley Basin Project are the only two mineral properties that we deem to be individually material.

Our mineral resources reported pursuant to S-K 1300 for our material properties Lost Creek Property and Shirley Basin Project are summarized here and discussed below at “Lost Creek ISR Uranium Property S-K 1300 Mineral Resources” and “Shirley Basin ISR Uranium Project S-K 1300 Mineral Resources.”

Resource Summary (December 31, 2025)

	Measured			Indicated			Inferred
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Assumed
Wyoming Uranium Projects	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	Pricing

Lost Creek Property (after production)(7)	0.049	8,505	8,309	0.046	3,895	3,559	0.047	11,052	10,357	$57.50 to $98.63
Shirley Basin Project	0.259	1,527	7,906	0.107	563	1,206	—	—	—	$82.46 to $86.21
Total	0.081	10,032	16,215	0.053	4,458	4,765	0.047	11,052	10,357

MEASURED & INDICATED				0.072	14,490	20,980
INFERRED							0.047	11,052	10,357

Notes: (please also see notes related to each of the mineral resource summary tables below, for the Lost Creek Property and the Shirley Basin Project)

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Table shows resources based on a grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
3.	Mineral processing tests that have been conducted historically and by the Company indicate that recovery should be at or about 80%, which is consistent with industry standards. Recovery at Lost Creek to date has exceeded the industry standard of 80%.
4.	Measured, Indicated, and Inferred (where estimated) Mineral Resources as defined in S-K 1300.
5.	Resources set forth above are reported through November 1, 2025 for Lost Creek and Shirley Basin (with Lost Creek production reconciled through December 31, 2025).
6.	All reported resources occur below the static water table at Lost Creek and below the historical, pre-mining static water table at Shirley Basin.
7.	Through December 31, 2025, 3.475 million pounds U3O8 have been produced from the Lost Creek Project HJ Horizon.
8.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
9.	Variable pricing for each, based upon projections of market analysts and industry experts, and assumptions for operations at each property, including sales contracts, are as shown, and set forth in the respective S-K 1300 Initial Assessments.

Mineralization at our uranium properties in Wyoming typically occurs at depth and does not outcrop. Therefore, investigation of the mineralization is accomplished by drilling and related sampling and logging procedures. We maintain standards to routinely calibrate our logging tools (and require similar standards of our logging contractors) and utilize established quality control procedures for sample collection, and detailed logging of drill cuttings by Company geologists to gain an understanding of redox conditions within host sandstones. The security and controls over the preparation of samples and analytical procedures data is typical among U.S. uranium industry professionals. In turn, the controls inherent in the calculation of mineral resources once the data is obtained and analyzed are recognized professional standards, and our methods have routinely been assessed and verified by third party qualified professionals through the preparation of our technical reports.

Lost Creek Property – Great Divide Basin, Wyoming

We acquired the Lost Creek Project area in 2005. Lost Creek is in the GDB, Wyoming. The permit area of the Lost Creek Project covers 4,254 acres (1,722 hectares), comprising 201 lode mining claims and one State of Wyoming mineral lease section. Regional access relies almost exclusively on existing public roads and highways. The local and regional transportation network consists of primary, secondary, local and unimproved roads. Direct access to Lost Creek is mainly on two crown-and-ditched gravel paved access roads to the processing plant. One road enters from the west from Sweetwater County Road 23N (Wamsutter-Crooks Gap Road); the other enters from the east off Sooner Road which is controlled by the BLM.

On a wider basis, from population centers, the Lost Creek property area is served by an Interstate Highway (Interstate 80), a US Highway (US 287), Wyoming state routes (SR 220 and 73 to Bairoil), local county roads, and BLM roads. The nearest airport to Lost Creek is Casper-Natrona County International Airport located just north and west of Casper. Both Laramie and Rawlins have smaller regional airports.

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

Following several years of successful production operations and persistent poor market conditions, beginning in 2020 Q3, we reduced production operations, and in 2021-2022 had only nominal production at Lost Creek. In December 2022, a ramp-up decision was made to return Lost Creek to commercial level production operations.

The production at Lost Creek, for the past three years, is set forth here:

Pounds U3O8	2025	2024	2023

Captured	370,893	265,746	103,487
Drummed	410,440	249,209	22,278
Shipped	420,144	239,849	—

At year-end 2025, all wells to support the originally planned header houses (“HHs”) in Mine Unit 2 (“MU2”) have been completed and operated. We focused our development drilling during the year in MU1 Phase 2 which is being brought online in 2026 for recovery from the initial header houses. Development work is ongoing in the next planned production area, MU5, which is anticipated to be brought online in 2026.

Lost Creek ISR Uranium Property S-K 1300 Mineral Resources

An updated Initial Assessment Technical Report Summary on the Lost Creek ISR Uranium Property, titled “Technical Report on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA” (the “Lost Creek Report”) is filed as an exhibit to this annual report on Form 10-K and provides the mineral resource estimates and preliminary economic analysis in respect of the Lost Creek Property. The Lost Creek Report was prepared by WWC Engineering. The Lost Creek Report reflects the updated mineral resource estimates through November 1, 2025 and the production operations and operational and development costs through December 31, 2025.

In 2025, we continued our ramp-up of operations at Lost Creek, with additional development drilling in MU2 and MU1 Phase 2, and delineation drilling and monitor well installation in MU5. The drilling in MUs 1 and 2, generally, was not intended to expand the mineral resources, although, as was expected, the delineation drilling in MU5 did identify considerable additional inferred mineral resources. The changes to the mineral resources in other areas confirmed earlier estimates and allowed the categorization of certain mineral resources to be heightened (e.g., from inferred to indicated and from indicated to measured). Resources recovered through production operations are subtracted from measured resources. We utilized a cut-off date of November 1, 2025, with respect to estimating our mineral resources at Lost Creek to facilitate timely completion of our year-end estimate. The last weeks of the year are typically a slower drilling time due to winter weather conditions and holidays. Reconciliation of pounds recovered is reflected as at December 31, 2025.

The mineral resources at the Lost Creek Property are as follows:

Lost Creek Property - Resource Summary (December 31, 2025)

	Measured			Indicated			Inferred
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Project	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
Lost Creek	0.049	10,616	10,316	0.047	2,107	1,985	0.049	6,635	6,460
Less production through 12/31/2025	0.049	(3,528)	(3,475)	—	—	—	—	—	—
LC East	0.052	1,417	1,468	0.045	1,567	1,409	0.045	3,120	2,786
LC North	—	—	—	—	—	—	0.045	644	581
LC South	—	—	—	0.037	221	165	0.039	637	496
LC West	—	—	—	—	—	—	0.109	16	34
EN	—	—	—	—	—	—	—	—	—
Total	0.049	8,505	8,309	0.046	3,895	3,559	0.047	11,052	10,357

MEASURED & INDICATED				0.048	12,400	11,868
INFERRED							0.047	11,052	10,357

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	% eU3O8 is a measure of gamma intensity from a decay product of uranium and is not a direct measurement of uranium. Numerous comparisons of eU3O8 and chemical assays of Lost Creek rock samples, as well as direct measurement logging, indicate that eU3O8 is a reasonable indicator of the chemical concentration of uranium.
3.	Table shows resources based on a grade cutoff of 0.02 % eU3O8 and a grade x thickness cutoff of 0.20 GT.
4.	Mineral processing tests that have been conducted historically and by the Company indicate that recovery should be at or about 80%, which is consistent with industry standards. Recovery at Lost Creek to date has exceeded the industry standard of 80%.
5.	Measured, Indicated, and Inferred Mineral Resources as defined in S-K 1300.
6.	Mineral Resources are calculated with drilling through November 1, 2025, and recovery reconciliation calculations through December 31, 2025.
7.	All reported resources occur below the static water table.
8.	3.475 million pounds U3O8 were produced from the Lost Creek Project HJ Horizon as of December 31, 2025.
9.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
10.	The point of reference for resources is in situ at the Property.

Information shown in the table above may differ from the disclosure requirements of the Canadian Securities Administrators. See Cautionary Note to Investors Concerning Disclosure of Mineral Resources, above.

Lost Creek Property - Resource Variance (December 31, 2025 compared to December 31, 2024)

	Measured			Indicated			Inferred
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Project	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
Lost Creek	—	186	171	0.001	(375)	(293)	0.006	2,895	3,245
Less production through 12/31/2025	—	(361)	(371)	—	—	—	—	—	—
LC East	—	16	3	0.003	(316)	(159)	0.003	166	305
LC North	—	—	—	—	—	—	—	—	—
LC South	—	—	—	—	—	—	—	—	—
LC West	—	—	—	—	—	—	—	—	—
EN	—	—	—	—	—	—	—	—	—
Total	—	(159)	(197)	0.002	(691)	(452)	0.004	3,061	3,550

MEASURED & INDICATED				0.001	(850)	(649)
INFERRED							0.004	3,061	3,550

As discussed in the Lost Creek Report, the economic analysis upon which the mineral resources were evaluated assumes a variable price per pound U3O8 over the life of the Lost Creek Property. The pricing for anticipated sales in the report ranges from $57.50 to $98.63 per pound U3O8. The sale prices in the Lost Creek Report for the produced uranium are based on existing and reasonably assumed sales commitments, and consensus pricing using an annual simple average of the projections of long-term pricing made by expert market analysts.

The Lost Creek Property includes six contiguous Projects: Lost Creek Project, LC East Project, LC West Project, LC North Project, LC South Project and EN Project. The fully licensed and operating Lost Creek Project is considered the core project while the others are collectively referred to as the Adjoining Projects in the Lost Creek Report. The Adjoining Projects were acquired by the Company as exploration targets to provide resources supplemental to those at the Lost Creek Project. Most were initially viewed as stand-alone projects but expanded over time such that, collectively, they represent a contiguous block of land along with the Lost Creek Project.

The Main Mineral Trend of the Lost Creek uranium deposit (the “MMT”) is located within the Lost Creek Project. The East Mineral Trend (or “EMT”) is a second mineral trend of significance, in addition to the MMT, identified by historical drilling on the lands forming LC East. Although geologically similar, it appears to be a separate, but closely related, trend from the MMT.

The 2025 Lost Creek mineral resource estimate is based on drill data and analyses of approximately 6,574 historic and current holes and over 3.7 million feet of drilling at the Lost Creek Project alone. With the acquisition of the Lost Creek Project, we acquired logs and analyses representing approximately 360,000 feet of data. Since our acquisition of the project, approximately 6,011 holes and wells have been drilled at Lost Creek as set forth in the Lost Creek Report. Additionally, drilling from the Adjoining Projects, both historical and our drill programs, is included in the mineral resource estimate. This represents ~2,500 additional drill holes (1.4 million feet).

Regulatory Authorizations and Land Title of Lost Creek

Beginning in 2007, we completed all necessary applications and related processes to obtain the required permitting and licenses for the Lost Creek Project, of which the three most significant are a Source and Byproduct Materials License from the NRC (August 2011); a Plan of Operations with the BLM Record of Decision (“ROD”) (October 2012); and a Permit and License to Mine from the WDEQ (October 2011) (“WDEQ Permit”). The WDEQ Permit includes the approval of MU1, as well as the Wildlife Management Plan, including a positive determination of the protective measures at the project for the Greater Sage-Grouse (sage grouse).

Potential risks to the accessibility of the estimated mineral resource at Lost Creek may include changes in the designation of the sage grouse as an endangered or threatened species by the USFWS because the Lost Creek Property lies within a sage grouse core area as defined by the State of Wyoming. (See discussion below under “Government Regulations, Protection of Endangered and Threatened Species.”) The Company continues to work closely with the Wyoming Game and Fish Department (“WGFD”) and the BLM to mitigate impacts to the sage grouse.

The State of Wyoming has developed a “core-area strategy” to help protect the sage grouse within certain core areas of the state. The Lost Creek Property is within a designated core area and is thus subject to work activity calendar restrictions pursuant to the core-area strategy. Plans for exploration drilling and other non-operational based activities occur outside of these seasonal restrictions within the core area. Operational activities are different as the State has recognized the need for mining projects to operate year-round without disruption. Thus, there is no calendar restriction on production and operational activities in pre-approved disturbed areas within our permit to mine. Seasonal limitations are not expected to materially affect our planned production profile.

Additional authorizations from federal, state and local agencies for the Lost Creek project include: WDEQ-Air Quality Division Air Quality Permit and WDEQ-Water Quality Division Class I Underground Injection Control (“UIC”) Permit. Following the plugging of two of our deep disposal wells, the UIC permit allows Lost Creek to operate up to three Class I injection wells to meet the anticipated disposal requirements for the life of the Lost Creek Project. Two of these three permitted deep wells have been drilled and are operational. The Environmental Protection Agency (“EPA”) issued an aquifer exemption for the Lost Creek project. The WDEQ’s separate approval of the aquifer reclassification is a part of the WDEQ Permit. We also received approval from the EPA and the Wyoming State Engineer’s Office for the construction and operation of two holding ponds at Lost Creek. Application has been made to the BLM for a right-of-way for use of portions of an existing regional road.

In 2014, applications for amendments to the Lost Creek license were submitted to federal regulatory agencies, NRC and BLM, for the development and mining of the LC East Project. The BLM issued its ROD authorizing the plan in 2019. The NRC participated in this review as a cooperating agency. In 2018, the State of Wyoming assumed responsibility from the NRC for the regulation of radiation safety at uranium recovery facilities like Lost Creek that are located in Wyoming. The Wyoming State Uranium Recovery Program (“URP”), a part of the WDEQ, oversees the licensing process for source material licenses as well as the operations of licensees in Wyoming. The URP has demonstrated that its integration into the overall WDEQ oversight of uranium recovery streamlines the process of licensing, offers greater consistency in authorizations and oversight, and results in reduced costs in the licensing phase. The URP issued a source material license for LC East in 2021. Also in 2021, we submitted a license renewal for the Lost Creek source material license. The license renewal is in timely review and continues to proceed through the technical review with URP.

A permit amendment requesting approval to mine at the LC East Project and the related aquifer exemption were both approved in 2025. The air quality permit for Lost Creek will be revised to account for additional surface disturbance at the LC East Project. Certain of our earlier Sweetwater County approvals have been amended. Numerous well permits from the State Engineer’s Office will be required.

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

Together with the Lost Creek Project, Five Adjoining Projects Form the Lost Creek Property

The LC East Project (5,750 acres) was added to the Lost Creek Property in 2011-2012. We located additional unpatented lode mining claims in 2014. Our LC East Project, as discussed elsewhere in this annual report has received all major authorizations, permits and licenses. Additional minor permits/authorizations will be required before operations begin.

The LC West Project (3,840 acres) was also added to the Lost Creek Property in 2011-2012. The land position includes one State of Wyoming mineral lease, in addition to the unpatented lode mining claims. We possess data related to historical exploration programs of earlier operators.

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

Lost Creek Property
Sweetwater County,
Wyoming
LC North
LC East
Plant Site
Lost Creek
LC West
LC West
LC South
EN
N
0 0.5 1 2 3 4
Miles

The LC South Project (10,200 acres) is located to the south and southeast of the Lost Creek Project. Historical drilling on the LC South Project consisted of 488 drill holes. In 2010, we drilled 159 exploration holes (for a total of 101,950 feet) which confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project. A series of wide-spaced drill holes were also part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons. We plan for a 120-hole exploration drilling program to proceed at LC South in 2026.

The EN Project (5,160 acres), adjacent to and east of LC South, comprises 234 unpatented lode mining claims and one State of Wyoming mineral lease. We have over 50 historical drill logs from the EN project. Some minimal, deep, exploration drilling has been conducted at the project. No mineral resource is yet reported due to the limited nature of the data.

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

Texasgulf acquired the western half of what is now the Lost Creek Project in 1976 through a joint venture with Climax and identified what is now referred to as the MMT. In 1978, Texasgulf optioned into a 50% interest in the adjoining Conoco ground to the east and continued drilling, fully identifying the MMT eastward to the current project boundary; Texasgulf drilled approximately 412 exploration holes within what is now the Lost Creek Project. During this period Minerals Exploration Company (a subsidiary of Union Oil Company of California) drilled approximately eight exploration holes in what is currently the western portion of the Lost Creek Project. Texasgulf dropped the project in 1983 due to declining market conditions. The property was subsequently acquired by Cherokee Exploration, Inc. which conducted no field activities.

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

The Lost Creek Property is situated in the northeastern part of the GDB which is underlain by up to 25,000 ft. of Paleozoic to Quaternary sediments. The GDB lies within a unique divergence of the Continental Divide and is bounded by structural uplifts or fault displaced Precambrian rocks, resulting in internal drainage and an independent hydrogeologic system. The surficial geology in the GDB is dominated by the Battle Spring Formation of the Eocene age. The dominant lithology in the Battle Spring Formation is coarse arkosic sandstone, interbedded with intermittent mudstone, claystone and siltstone. Deposition occurred as alluvial-fluvial fan deposits within a south-southwest flowing paleodrainage. The sedimentary source is considered to be the Granite Mountains, approximately 30 miles to the north. Maximum thickness of the Battle Spring Formation sediments within the GDB is 6,000 ft.

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

Outcrop at Lost Creek is exclusively that of the Battle Spring Formation. Due to the soft nature of the formation, the Battle Spring Formation occurs largely as sub-crop beneath the soil. The alluvial fan origin of the formation yields a complex stratigraphic regime which has been subdivided throughout Lost Creek into several thick horizons dominated by sands, with intervening named mudstones. Lost Creek is currently licensed and permitted to produce from the HJ horizon. The LC East license amendments include authorizations to recover uranium from the HJ and KM horizons, while the amendment to the Lost Creek Project allows for expansion of recovery into additional HJ horizon resource areas.

Shirley Basin Mine Site (Shirley Basin, Wyoming)

As a result of our acquisition of Pathfinder in 2013, we own the Shirley Basin Project, from which Pathfinder and its predecessors historically produced more than 28 million pounds U3O8, primarily from the 1960s until the early 1990s. Pathfinder’s predecessors included COGEMA, Lucky Mc Uranium Corporation, and Utah Construction/Utah International. Shirley Basin conventional mine operations were suspended in the 1990s due to low uranium prices, and facility reclamation was substantially completed. After the cessation of open pit uranium mining operations at Shirley Basin in 1992, two historical resource areas on the project were identified as potentially suitable for ISR mining. These two areas are the FAB Resource Area (or “FAB Trend”) and Area 5.

We control approximately 3,536 acres of property interests in the general area of the project which is located in central southeast Wyoming, approximately 40 miles south of Casper. The project is accessed by travelling west from Casper, on Highway 220. After travelling 18 miles, turn south on Highway 487 and travel an additional 35 miles; the entrance to the Shirley Basin Project is to the east. The project is in an unpopulated area located in the northeastern portion of Carbon County, Wyoming. It is centered at approximately 42 degrees, 22 minutes north latitude and 106 degrees, 11 minutes west longitude, in T28N, R78W.

The nearest airport to the project is Casper-Natrona County International Airport located just north and west of Casper, Wyoming. Both Laramie and Rawlins have smaller regional airports. The BNSF Railroad runs through Casper, and the Union Pacific railroad runs through Medicine Bow.

Site infrastructure is excellent. A road which traverses the project and provides access from the south was upgraded and other roads were constructed in 2024. A septic system has been installed. Several support facilities remain from the historical operations, which were refurbished to house drilling and casing supplies, maintenance and offices. Additionally we constructed a drill support building which is being completed in 2026 Q1. A regional power transmission line (69 kV) passes through the northern portions of the project. An existing energized power line leads to a substation near the field office, and from there additional power lines have been installed to the FAB Trend. The historical substation has been refurbished for use as Shirley Basin commences production operations.

A modular main office building was constructed and all electrical, IT and plumbing work was completed. Our professional and management staff are now working from the ~10,000 sq. ft. office complex.

A licensed waste disposal site for 11e.(2) byproduct material is currently operating adjacent to the fully reclaimed tailings complex. The tailings facility at the Shirley Basin site is one of the few remaining facilities in the U.S. that is licensed to receive and dispose of 11(e).2 by-product waste material from other in situ uranium mines. We assumed operation of the byproduct disposal site in 2013 and continue to accept deliveries under several existing contracts.

Water supply has been expanded by installing two additional wells, one for drilling water and one for potable use. These new wells are permitted to supply a combined flow rate of 100 gallons per minute. A water well previously used for drilling and an additional backup water well are also present and available as necessary. The existing water wells can provide sufficient supply for domestic and other operational requirements. Water impounded in the reclaimed mine pits is suitable for use in drilling and other non-potable uses and is permitted and available pending construction of supply infrastructure.

Within the project, the now permitted area (2,605 acres) consists of 1,770 acres of locatable mineral lands that we control, which will allow us to recover uranium from both the FAB Trend and Area 5. This total consists of 1,330 acres of U.S. lode mining patents (nine patents), 370 acres of federal unpatented lode mining claims (29 claims), and 70 acres (two tracts) of fee minerals. Together with these mineral rights, we control 280 acres of additional surface access rights necessary to develop the project.

Shirley Basin Project
Carbon County,
Wyoming
ISR Permit Boundary
57 miles to Casper via
State Highways 487 & 220
PMC Surface and
Mineral Property
Rights within ISR
Permit Area (shaded)
Plant Site
487
T28N R78W
T27N R78W
28N
79W
27N
79W
Main Access
32 miles to Medicine Bow
2
N
0
0.25
0.5
1 Miles

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

There are no production royalties on the FAB Trend. Within Area 5, approximately 202 acres are subject to a formulaic royalty interest which totals approximately 0.5%. On two other tracts at Area 5 (30 acres in the southern portion and 40 acres in the southeastern portion), uranium and associated minerals are subject to different formulaic royalties which are approximately 1%. Currently, there is no known mineral resource on these 70 acres. A 0.5% royalty was included for the resources in Area 5. Additionally, certain use fees are in place on some lands in Area 5, based upon an annual disturbance-level calculation.

All major pre-operational authorizations, permits and licenses to advance the project have been received. Authorization to commence recovery operations is awaiting final regulatory verification of construction and approval of baseline water quality.

Shirley Basin ISR Uranium Project S-K 1300 Mineral Resources

Our Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project Carbon County, Wyoming USA, as amended (the “Shirley Basin Report”) was filed with our annual report on Form 10-K/A in March 2024 and provides the mineral resource estimates and preliminary economic analysis in respect of the Shirley Basin Project. The Shirley Basin Report was prepared by WWC Engineering. The Shirley Basin Report reflects updated detailed planning of wellfields, construction plans and operational and development costs through December 31, 2023.

Mineral resources at the Shirley Basin Project as of December 31, 2025 are as follows:

Shirley Basin Project - Resource Summary (December 31, 2025)

	Measured			Indicated
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Resource Area	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
FAB Trend	0.261	1,332	6,956	0.105	471	992
Area 5	0.244	195	950	0.116	92	214
Total	0.259	1,527	7,906	0.107	563	1,206

MEASURED & INDICATED				0.218	2,090	9,112

Notes:

1.	Sum of Measured and Indicated tons and pounds may not add to the reported total due to rounding.
2.	Based on a grade cutoff of 0.02 % eU3O8 and a grade x thickness (GT) cutoff of 0.25 GT.
3.	Mineral processing tests that have been conducted historically and by the Company indicate that recovery should be at or about 80%, which is consistent with industry standards.
4.	Measured and Indicated mineral resources as defined in S-K 1300.
5.	All reported resources occur below the historical, pre-mining static water table.
6.	Average grades are calculated as weighted averages. The minor change to the average grade at the FAB Trend is the result of 2025 drilling and the minor addition to the resource.
7.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
8.	The economic analysis upon which the mineral resources were evaluated in the Shirley Basin Report assumes a variable price per pound for U3O8 over the life of the Shirley Basin Project, as discussed in that Report. The projected pricing for anticipated sales in the Shirley Basin Report ranges from $82.46 to $86.21 per pound U3O8.
9.	The point of reference for resources is in situ at the project.

Information shown in the table above may differ from the disclosure requirements of the Canadian Securities Administrators. See Cautionary Note to Investors Concerning Disclosure of Mineral Resources, above.

The Shirley Basin mineral resource estimate includes drill data and analyses of approximately 3,200 holes and nearly 1.2 million feet of historical drilling at the Shirley Basin Project. In 2014, we drilled 14 confirmation holes representing approximately 6,600 feet which were included in the mineral resource estimate. Because of the density of the historical drill programs, estimates are made entirely in Measured and Indicated categories of resources. There is no Inferred resource category included in the estimate for Shirley Basin. Studies we conducted in 2014, and studies by Pathfinder in the late 1990s, indicate that this mineralization is amenable to ISR extraction.

There has been no material change in the mineral resources estimated in the Shirley Basin Report from December 31, 2023 through December 31, 2025.

Our 2024 drill program included the installation of 125 monitor wells and an additional 25 holes to assist with planning and design of the wellfield. In 2025, we began our development drilling at the project and increased our drill contractors to the current eight rigs. Although this drilling was not designed to delineate additional mineral resources, drilling in 2025 resulted in a net increase to our resource of 223,550 pounds U3O8.

Shirley Basin Project  - Resource Variance (December 31, 2025 compared to December 31, 2024)

	Measured			Indicated
	Avg Grade	Short Tons	Pounds	Avg Grade	Short Tons	Pounds
Resource Area	% eU3O8	(X 1000)	(X 1000)	% eU3O8	(X 1000)	(X 1000)
FAB Trend	(0.012)	114	303	(0.012)	8	(89)
Area 5	0.001	1	5	0.001	1	5
Total	(0.010)	115	308	(0.009)	9	(84)

MEASURED & INDICATED				(0.008)	124	224

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

As described, several companies operated uranium mines within the District, however three companies were dominant. Utah Construction/Pathfinder’s efforts were focused on the northern portion of the District, while Getty was largely in the central portion, and Kerr-McGee was in the southern portion. The last mining in the District concluded in 1992 when Pathfinder shut down production due to market conditions. Total production from the Shirley Basin District was 51.3 million pounds U3O8, of which 28.3 million pounds U3O8 came from the Utah Construction/Pathfinder operations. The uranium resources which we are preparing to produce through ISR represent unmined extensions of mineral trends addressed in past open-pit mines. These extensions were targeted for recovery years ago but were not developed prior to the end of operations in 1992.

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

In the project area, the primary hosts for uranium mineralization are arkosic sandstones of the Eocene-age Wind River Formation. The White River Formation unconformably overlies the Wind River Formation and outcrops on the surface throughout most of the project, with thicknesses ranging from a thin veneer in the FAB Trend to over 250 ft. in Area 5. The Wind River sediments in the project area were deposited as part of a large fluvial depositional system. The lithology of the Wind River Formation is characterized by thick, medium to coarse-grained, arkosic sandstones separated by thick claystone units. Sandstones and claystones are typically 20 - 75 ft. thick. Minor thin lignite and very carbonaceous shale beds occur locally. These fluvial sediments are located within a large northwest-trending paleochannel system with a gentle 1° dip to the north (Bailey and Gregory, 2011). The average thickness of the Wind River

Formation within the project is approximately 230 ft. The Main and Lower Sands of the Wind River Formation are the primary hosts to mineralization which we are currently developing for ISR production.

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

Summary Information Concerning Additional Non-Material Exploration Stage Projects

In addition to the Lost Creek Property and Shirley Basin Project, the Company controls mineral properties for six additional projects which include four in the GDB, one in the Gas Hills Uranium District in Wyoming and one in Mineral County, Nevada (proximate to the Camp Douglas and Candelaria Mining Districts).

Each of the following described uranium exploration stage projects is 100% owned and controlled by our exploration and land holding company, NFU Wyoming, except the Lucky Mc project which is held by Pathfinder. Mineral resource estimations for the following projects pursuant to S-K 1300 have not been completed. Each of these uranium projects contains roll-front style uranium mineralization and appear to be amenable to ISR, pending further exploration and analysis at each. We have historical data on each of these properties, as well as drill data and/or other information from our exploration work at several of the projects. Future exploration activities for the Wyoming uranium projects are anticipated to include drilling, which would proceed pursuant to drilling notices obtained from the WDEQ and BLM. There is no ongoing production at any of these mineral projects. Because of the lengthy downturn in the uranium market, we maintained our focus on operations at Lost Creek and the permitting process and development of Shirley Basin, while deferring costs of exploration at other projects. Although our financial priorities remain focused on increasing and strengthening our production operations at Lost Creek, and preparing to commission operations at Shirley Basin, we initiated our exploration programs at Lost Soldier and North Hadsell in 2025. We plan to complete the exploration drilling at North Hadsell and then proceed with exploration drilling at LC South in 2026.

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

Lost Soldier is an exploration stage uranium project located in Sweetwater County, Wyoming on 105 unpatented lode mining claims. Located in Sections 5-8 and 17-18, T26N, R90W and Sections 1 and 11-14, T26N, R91W, the project covers approximately 1,960 acres. In 2025, we conducted a field program at Lost Soldier which focused on installing 18 aquifer test wells to enhance our understanding of the local hydrogeology. While the geology of the project area is well understood, this additional hydrogeologic characterization will assist our technical teams in optimizing planning, permitting, and potential development activities. Aquifer testing is anticipated to begin in 2026 Q1.

North Hadsell is an exploration stage uranium project, comprising 203 unpatented lode mining claims located in Sections 3-5 and 8-10, T26N, R91W (Sweetwater County) and Sections 31-34, T 27N, R91W and Sections 21-23, 25-28, 33-34 and 36 T27N, R92W (Fremont County) in Wyoming. The project consists of approximately 3,970 acres and is underlain by the same uranium-bearing geologic formation as Lost Soldier and Lost Creek. While some historical drilling is known in the area, the related data are largely unavailable.

Beginning in 2025 Q4, we commenced a 50-hole exploration drilling program at North Hadsell and, through February 2026, drilled 32 wide-spaced framework holes, each approximately 1,000 feet deep, for a total of 32,965 feet. Drilling will continue until March 15, when seasonal sage grouse restrictions begin. Any remaining work should resume in summer 2026.

The RS Project is an exploration stage uranium project consisting of 54 unpatented lode mining claims totaling an area of approximately 920 acres, located in Sections 6 and 7, T27N, R92W and Sections 1 and 2, T27N, R93W.

Our Lucky Mc Project is in the Gas Hills Uranium District, Fremont County, Wyoming. An historical mine site, Pathfinder holds 100% of the mineral interests at the project through three mineral patents (totaling approximately 970 acres) located in Sections 2 and 3, T32N,

R90W and Sections 21, 22-27 and 35, T33N, R90W; two State of Wyoming mineral leases (together, approximately 410 acres) located in Section 36, T33N, R90W, Section 1, T32N, R91W; and Sections 6 and 7, T32N, R90W; and two unpatented lode mining claims (together, approximately 40 acres) located in Section 6, T32N, R90W and Section 1, T32N, R91W. In 2021, the permit to mine related to earlier mining was terminated and the related reclamation bond and obligations were released. Further exploration or development would be accomplished through drill notices and routine permitting and licensing through the WDEQ and/or BLM. The map below shows the location of our Lucky Mc Project.

PMC Patented Land
PMC Lode Claims
PMC State Leases
T33N R90W
T32N R90W
32N 91W
32N 90W
0 0.25 0.5 1 1.5 2
Miles
N

Our exploration stage gold project, the Excel Project, is in west-central Nevada, and comprises 93 unpatented lode mining claims (~1,900 acres) in Sections 9, 10, 20-22, 26-29, T5N, R34E. The Excel Project is 100% held by NFU Wyoming. The project is located within the Excelsior Mountains, in Mineral County, Nevada. We have historical geologic data, as well as data obtained through early-stage field programs including rock sampling, geochemical soil sampling and drill programs, together with geophysical studies. Further drilling at the Excel Project would require additional notice-level permits or plan of operations obtained from the BLM.

Competition and Mineral Prices

The uranium industry is highly competitive, and our competition includes larger, more established companies with longer operating histories that not only explore for and produce uranium, but also market uranium and other products on a regional, national or worldwide basis. On a global basis, this competition continues to include a significant number of state-owned or sponsored entities. Because of the greater financial resources of these companies, competitive bid processes on off-take sales agreements remain challenging. Beyond that, in the U.S., the competitive bid process for contracts and other opportunities is and will continue to be challenging; this competition extends to the further acquisition and development of properties. Additionally, these larger (or state-owned) companies have greater resources to continue with their operations during volatile market conditions.

Unlike other commodities, uranium does not trade on an open market. Contracts are negotiated privately by buyers and sellers. Since 2022, we have secured new term agreements for sales of uranium at defined pricing and other set delivery terms. Certain of our agreements have market-based pricing while others are base-escalated. Under our agreements, base quantity deliveries between 800,000 and 1,400,000 pounds U3O8 annually are expected to be delivered from 2026 through 2030; additional commitments include deliveries in 2032 - 2033. Several of our sales agreements permit the customer to ‘flex’ the base annual delivery quantity up or down by up to 10% of the base amount and in some cases extend the deliveries into subsequent years.

Uranium prices are published by two of the leading industry-recognized independent market consultants, UxC, LLC and TradeTech, LLC, who publish prices on their respective websites. The following information reflects an average of the per pound prices published by these two consulting groups for the end of the periods indicated:

End of Year:	2020	2021	2022	2023	2024	2025
Spot price (US$)	$30.20	$42.05	$47.68	$91.00	$72.63	$81.55
LT price (US$)	$35.00	$42.75	$52.00	$68.00	$80.50	$86.50

End of Month:	09/30/25	10/31/25	11/30/25	12/31/25	01/31/26	03/04/26
Spot price (US$)	$82.63	$80.00	$75.80	$81.55	$94.28	$86.73
LT price (US$)	$83.00	$85.00	$86.00	$86.50	$89.00	$90.00

The long-term (LT) price as defined by UxC, LLC includes conditions for escalation (from current quarter) delivery timeframe (≥ 36 months), and quantity flexibility (up to ±10%) considerations.

We also experience strong competition in the uranium industry in the pursuit of qualified personnel and contractors, drill companies and drill equipment, and other equipment and materials. As the industry is being revitalized through changes in market pricing and other fundamental changes in the uranium market, this type of competition for expertise, staffing and equipment has become more significant and is expected to remain challenging. Additionally, in Wyoming, inter-industry competition for qualified labor is more challenging during times in which oilfield and renewable energy projects maintain or increase staffing levels.

Government Regulations

Our operations at Lost Creek and Shirley Basin, as well as our other projects in Wyoming where exploration, development and operations are taking place, are subject to extensive laws and regulations which are overseen and enforced by multiple federal, state and local authorities. These laws and regulations govern exploration, development, production, various taxes, labor standards, occupational health and safety including radiation safety, waste disposal, underground source of drinking water, protection and remediation of the environment, protection of endangered and threatened species, toxic and hazardous substances and other matters.

Compliance with these laws and regulations imposes substantial costs on us and may subject us to significant potential liabilities or impacts to operations or project development. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations. Compliance with all current regulations, including but not limited to the environmental and safety regulatory schemes, is an integral part of our day-to-day business, management and staff commitment and expenditures. The costs attendant to compliance are understood and routinely budgeted and are generally comparable to those of other U.S. uranium companies and other natural resources companies in the U.S. and Canada. It should be noted that environmental protections and regulatory oversight thereof vary significantly outside North America, particularly in Kazakhstan and Russia, where state-owned enterprises operate with only limited or more relaxed regulatory oversight related to environmental protection and worker safety.

Mineral exploration and development activities, as well as our uranium recovery operations, are subject to comprehensive regulations which may cause substantial delays or restrictions, or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Mineral exploration operations are also subject to federal and state laws and regulations which seek to maintain health and safety standards. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal and state authorities may be changed and any such changes may have material adverse effects on our activities. Mineral recovery operations are subject to federal and state laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. The posting of a performance bond and the costs associated with our permitting and licensing activities requires a substantial budget and ongoing cash commitments. In addition to pursuing ongoing permitting and licensure for new projects and additions to our existing Lost Creek Project, these expenditures include ongoing monitoring (e.g., wildlife, groundwater and effluent monitoring) and other activities to ensure regulatory and legal compliance, as well as compliance with our permits and licenses. Costs for these activities may increase and we may be required to increase compliance activities in the future, which might further affect our ability to expand or maintain our operations.

Our mineral projects are subject to the General Mining Law, as amended, and myriad regulatory programs. Over several decades, numerous attempts have been made to amend the General Mining Law which authorizes and governs mining on federal lands. Various recent proposals have included the addition of royalty payments, changes to tribal consultation, addition of a reclamation fee, addition of a tax on displaced material and other actions which may have a material impact on in situ mining operations on federal lands. Each attempt to significantly amend the General Mining Law has failed. We anticipate attempts to amend the law will recur.

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

Environmental Regulations

As set forth above, our mineral projects are the subject of extensive environmental regulation at federal and state levels. Exploration, development and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. The National Environmental Policy Act (NEPA) affects our operations as it requires federal agencies to consider the significant environmental consequences of their proposed programs and actions and inform the public about their decision making.

Although we are not currently awaiting any NEPA determinations to advance our Lost Creek or Shirley Basin projects, we intend to progress our Lost Soldier project in 2026 with baseline studies required in the permitting process. If our work there (or elsewhere with our Great Divide Basin projects) progresses, we may be advancing those projects through the NEPA processes in the near-term future. The required NEPA process historically has taken many months or even years to complete and may still take that time in the future. The 2025 declaration of a National Energy Emergency by President Trump recognizes, however, that current delays in energy project approvals pose significant risks to the nation’s economic stability, national security, and foreign policy interests. In response, the U.S. Department of the Interior (“DOI”) has utilized emergency authorities to implement expedited procedures. For eligible energy projects, these “alternative arrangements” provide for federal agency review of an environmental assessment within approximately 14 days, and for review of a full environmental impact statement within approximately 28 days. These expedited pathways are discretionary, are available only for projects meeting specified eligibility criteria, and do not eliminate compliance obligations under other environmental statutes or other permitting requirements (including state processes), which may continue to drive the schedule and outcome. In addition, the availability, scope, and durability of any emergency alternative arrangements may be affected by agency interpretation, policy changes, project-specific circumstances, and potential litigation.

In addition to NEPA, our exploration and production activities are subject to numerous federal and state laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities substantially and may prevent or delay the commencement or continuation of a given operation. Because compliance with current laws and regulations is an integral part of our industry and business it has not had a materially adverse effect on our operations or financial condition to date in relation to our U.S. peers. Specifically, we are subject to legislation and regulations regarding radiation safety, releases into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, the law requires well and facility sites to be abandoned and reclaimed to the satisfaction of state and federal authorities.

Protection of Endangered and Threatened Species

Our sites are subject to federal laws and regulations with respect to the protection of endangered and threatened species, including the Endangered Species Act (ESA). Notably, potential changes in the designation of the Greater Sage-Grouse (sage grouse) as an endangered or threatened species by the USFWS are monitored closely because the Lost Creek Property lies within a sage grouse core area as defined by the State of Wyoming. In 2015, the USFWS issued its finding that the sage grouse did not warrant protection under the ESA. The USFWS reached this determination after evaluating the species’ population status, along with the collective efforts by the BLM and U.S. Forest Service, state agencies, private landowners and other partners to conserve its habitat.

Should future decisions vary, or state or federal agencies alter their management of the species, there could potentially be an impact on future expansion operations. However, the Company continues to work closely with the Wyoming Game and Fish Department (WGFD) and the BLM to mitigate impacts to the sage grouse. Long-term monitoring of sage grouse populations has shown that the “affected” populations at Lost Creek are on a parallel trend with “reference” populations located beyond the potential influence of the project. Trends vary considerably based on a variety of environmental factors including, most importantly, annual moisture.

The State of Wyoming has developed a “core-area strategy” to help protect the sage grouse within certain core areas of the state. The Lost Creek Property is within a designated core area and is thus subject to work activity calendar restrictions pursuant to the core-area strategy. The timing restrictions preclude exploration drilling and other non-operational based activities which may disturb the sage grouse. The sage grouse timing restrictions relevant to ISR production and operational activities at Lost Creek are somewhat different because the State has recognized that mining projects within core areas must be allowed to operate year-round. While our permitted operational plans include certain calendar restrictions on drilling and construction activities, there are no calendar restrictions on production and operational activities in pre-approved disturbed areas within our permit to mine, and the seasonal limitations in the  permit are not expected to materially affect our planned production profile.

In late December 2025, the BLM finalized updates to its Greater Sage-Grouse Resource Management Plan Amendments, including a state-specific amendment for Wyoming. The updates place a stronger emphasis on state programs, like that implemented in Wyoming, to protect the sage grouse, and the Wyoming amendment incorporates the state’s long-standing core area strategy for sage grouse conservation. This reliance on state programs also permits local and regional expertise to be utilized in the permitting process.

Other assessments of wildlife and plant life are periodically made by federal regulators.

State of Wyoming and Nuclear Regulatory Commission

As discussed elsewhere in this annual report, we are regulated by multiple divisions of the State of Wyoming Department of Environmental Quality (LQD, WQD, AQD and URP), the State Engineer’s Office and other state agencies. As a state program with delegated authority of the NRC, the URP will adopt future regulations and rulemakings of the NRC on a time-to-time basis.

Executive Order (“EO”) 14300 issued by President Trump in May 2025, mandates a wholesale revision of NRC regulations and guidance documents to ensure American dominance in the global nuclear energy market. This wholesale revision also includes a mandate to reconsider reliance on the linear no threshold model for radiation exposure and the “as low as reasonably achievable” (ALARA) standard which are the fundamental models on which the rules are predicated. Changes to the fundamental models of the NRC or any of the resultant regulation changes may have a direct effect on the uranium industry.

Additionally, in response to the EO, the NRC has indicated that rules governing in situ recovery of uranium will be proposed. If the rulemaking is limited in scope and adopts best practices developed over 40 years of experience it could be beneficial to our industry. A rulemaking outside of this scope could have significant effect on the industry and would be monitored carefully.

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

Underground Injection Control (“UIC”) Permits

The federal Safe Drinking Water Act (“SDWA”) creates a nationwide regulatory program protecting groundwater. This act is administered by the EPA. However, to avoid the burden of dual federal and state regulation, the SDWA allows for the UIC permits issued by states to satisfy the UIC permit required under the SDWA under two conditions. First, the state’s program must have been granted primacy, as is the case in Wyoming. Second, the EPA has continuing authority to review and determine whether requested aquifer exemptions are approved. The EPA may delay or decline to process the state’s application if the EPA questions the state’s jurisdiction over the mine site. From time to time, EPA has promulgated rulemaking processes to expand and/or clarify its jurisdiction and the rules under which the UIC and other programs operate; while no such rulemaking is currently in process, there may be additional such rulemakings at any time. Groundwater at our projects typically does not meet drinking water standards.

CERCLA

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. We may in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may also in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released, and for natural resource damages.

As is true of other regulatory schemes, EPA from time to time suggests changes in CERCLA. Such changes to existing CERLCA regulations may include amendments or additional regulations which will have an economic impact on our operations through increased costs of bonding and reclamation activities. There may be additional legislation or rulemaking related to CERCLA.

Air Emissions

Our operations are subject to state and federal regulations for the control of emissions of air pollutants. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

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

Our Employees

At December 31, 2025, Ur-Energy USA had 30 regular full-time employees: 22 in its Wyoming offices and eight in its Littleton, Colorado office. At that date, Lost Creek ISR, LLC employed 83 people on a full-time regular basis. We began hiring for our Shirley Basin project in early 2025 and, at December 31, 2025, Pathfinder Mines Corporation employed 44 people for Shirley Basin operations. None of our other subsidiaries had employees in 2025. Ur-Energy Inc. had no employees during 2025.

While we continued to face challenges of recruitment and retention in hiring for Lost Creek, we are experiencing stronger retention and are building a core group, including managers, which allows for more complete training and a more robust safety culture. We have been successful in timely recruiting for all positions at Shirley Basin, where task training as well as safety training is ongoing and progressing. With stronger retention, we will strive to fill openings through the growth and professional development of our current qualified employees, as appropriate.

We are an equal opportunity employer and are committed to making employment decisions based on valid job requirements and without regard to race, color, national origin, gender, religion, age, sex, sexual orientation, disability, military status, marital status or any other legally protected status.

Corporate Offices

The registered office of Ur-Energy is located at 55 Metcalfe Street, Suite 1600, Ottawa, Ontario K1P 6L5. Our Corporate Headquarters is located at 1478 Willer Drive, Casper, Wyoming 82604, where our construction facility and chemical laboratory are also located. Lost Creek operational offices are located at 3424 Wamsutter / Crooks Gap Road, Wamsutter, Wyoming 82336. Shirley Basin is located at 164 County Road 2, Medicine Bow, Wyoming 82329. We also have an office located at 10758 West Centennial Road, Suite 200, Littleton, Colorado 80127.

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

We will furnish copies of such reports free of charge upon written request to our Corporate Secretary:

Ur-Energy Inc.

Attention: Corporate Secretary

10758 West Centennial Road, Suite 200

Littleton, Colorado 80127

Telephone: 1-720-981-4588

Email: legaldept@ur-energy.com

Additionally, our corporate governance guidelines, Code of Ethics and the charters of each of the standing committees of our Board of Directors (“Board”) are available on our website at https://www.ur-energy.com/about/corporate-governance. We will furnish copies of such information free of charge upon written request to our Corporate Secretary, as set forth as above.

Other information relating to Ur-Energy may be found on the SEC’s website at https://www.sec.gov or on the SEDAR+ website at www.sedarplus.ca.

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

We have secured term sales contracts for annual base commitments between 800,000 and 1,400,000 pounds U3O8 annually between 2026 and 2030, with at least 100,000 pounds U3O8 committed in each of 2032 and 2033. While we continue to respond to requests for proposals from nuclear fuel purchasers, there is no certainty that we will be able enter additional term sales agreements at suitable pricing and other terms to support longer-term production at Lost Creek and Shirley Basin. The failure to complete additional term sales contracts on suitable terms could adversely impact our operations and resulting cash flows and income.

The uranium market, including the price of U3O8, is volatile and has limited customers.

The price of uranium is volatile and has experienced and may continue to experience significant price movements over short periods of time. Spot pricing reached lows at or below $20 per pound U3O8 from 2016 to 2020. Although current spot pricing remains significantly improved from those lows, pricing continues to demonstrate volatility: at December 31, 2024, the price of U3O8 was $72.63 per pound and at December 31, 2025, the price was $81.55 per pound U3O8. Factors beyond our control affect the market, including demand for nuclear power; changes in public acceptance of nuclear energy; political and economic conditions in uranium mining, producing and consuming countries; costs and availability of financing of nuclear plants; changes in governmental regulations; global or regional consumption patterns; speculative activities and increased production due to new extraction developments and improved production methods; the future viability and acceptance of small modular reactors or micro-reactors and the related fuel requirements for this new technology; reprocessing of spent fuel and the re-enrichment of depleted uranium tails or waste; and global economics, including currency exchange rates, interest rates and expectations of inflation. Any future accidents, or threats of or incidents of war, civil unrest or terrorism, at nuclear facilities are likely to also impact the conditions of uranium mining and the use and acceptance of nuclear energy. The effect of these factors on the price of uranium, and therefore on the economic viability of our properties, cannot accurately be predicted.

The uranium industry is highly competitive, and nuclear energy competes with other energy sources.

The national and international uranium industry is small and highly competitive. Our activities are directed toward the exploration for, and evaluation, acquisition and development of uranium deposits into production operations. There is no certainty that any expenditures we make will result in development or production of commercial quantities of uranium. There is aggressive competition within the uranium mining industry for the discovery, acquisition and development of properties considered to have commercial potential. We compete with other companies for the opportunity to participate in promising projects, and many of those competing entities have greater financial resources than we have and/or are state-sponsored entities. Similarly, we market our product to a limited number of purchasers in competition with supplies from a very limited number of competitors, most of which continue to be state-sponsored operations producing at lower, subsidized costs.

Nuclear energy competes with other existing sources of energy, including natural gas, oil, coal, hydroelectricity, wind and solar, geothermal and potentially other sources of energy, such as fusion, in the future. These other energy sources are to some extent interchangeable with nuclear energy, and their relative availability and cost may result in lower demand for uranium concentrate and uranium conversion services. Technical advances in, reduced government regulation of, or government support and subsidies for other energy sources could make these forms of energy more viable and have a greater impact on nuclear fuel demands. Further, the sustained growth of the uranium and nuclear power industry beyond its current level will depend upon continued and increased acceptance of nuclear technology as a means of generating electricity. Because of unique political, geopolitical, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power, whether through increased regulation or otherwise.

Requirements for our products and services may be affected by technological changes, including artificial intelligence, in nuclear reactors, enrichment, and used uranium fuel reprocessing. These technological changes could decrease or increase the demand for uranium. The cost competitiveness of our operations may be impacted through development of new uranium recovery and processing technologies. As a result, our competitors may adopt technological advancements, including artificial intelligence, that provide them an advantage over our operations.

Lack of acceptance of, or outright opposition to, nuclear energy could impede our business.

Our future business prospects are tied to the electric utility industry in the U.S. and worldwide. Continuing fundamental changes in the utility industry, particularly in the U.S. and Europe, are expected to affect the market for nuclear and other fuels for years to come and may result in a wide range of outcomes, including the expansion or the premature shutdown of nuclear reactors. Maintaining the demand for uranium at current levels and future growth in demand will depend upon the continued acceptance of nuclear technology as a means of generating electricity. Unique political and public perception factors impact the nuclear fuel cycle industries, including uranium producers. Some government entities and non-governmental organizations continue to aggressively oppose certain mining activities including specifically uranium recovery. These actions may affect our operations even if the opposition is directed at entities or projects unrelated to our Company. Lack of continued public acceptance of nuclear technology would adversely affect the demand for nuclear power and potentially increase the regulation of the nuclear power industry. Following the events of March 2011 in Fukushima Japan, worldwide reaction called into question the public’s confidence in nuclear energy and technology, and the impact continues in many countries. Additionally, media coverage about uranium production and nuclear energy may be inaccurate or non-objective and further negatively impact public perception of our industry.

Our business is subject to extensive environmental and other regulations that may make exploring, mining or related activities increasingly expensive, and may change at any time.

The mining industry is subject to extensive environmental and other laws and regulations which may change at any time. Environmental legislation and regulation has continued to evolve in ways which may require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, increased reclamation obligations and attendant costs (and costs of bonding), and a heightened degree of responsibility for companies and their officers, directors and employees. Various regulatory actions related to the protection of the Greater Sage Grouse, for example, are ongoing. Recurring consideration of additional EPA rulemakings, CERCLA revisions and other changes and further restrictions, including with respect to the regulations promulgated pursuant to the General Mining Law and the ongoing NRC rulemaking related to uranium in situ recovery, could have significant impacts on our operations and other mineral projects. Moreover, compliance with environmental quality requirements, reclamation laws and other restrictions imposed by federal, state and local authorities may require significant capital outlays and consume additional staff and management time, materially affect the economics of a given property, cause material changes or delays in intended activities, and potentially expose us to litigation and other legal or administrative proceedings. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations. Historical exploration activities have occurred on many of our properties, and mining and energy production activities have occurred on or near certain of our properties. If such historical activities have resulted in releases or threatened releases of regulated substances into the environment, or historical activities require remediation, potential liability may exist under federal or state remediation statutes for which we may be inadequately bonded or insured.

Risk Factors Related to our Mining Operations

Operational and related challenges may continue as we return to steady-state operations at Lost Creek and complete the build out and commissioning of production operations at Shirley Basin. Delays may affect our timely delivery into contractual commitments.

Challenges have been encountered in our return to commercial production operations at Lost Creek. The extended time the site was maintained on reduced production operation, the required operational refinements and maintenance as operations were restarted, and other commissioning issues have caused delays in achieving production rates on the planned schedule. Challenges with recruitment, training and retention of staff were also experienced. These challenges may continue at Lost Creek until steady-state full rates of production are reached and maintained. As we complete the build out of Shirley Basin and commission its production operations, we may encounter delays in construction, availability of materials and equipment, timely labor and contractor availability and other construction, commissioning and ramp-up challenges. The planned construction of a wastewater treatment facility at Lost Creek in 2026 may also encounter such challenges and delays. Continuing challenges in operations at Lost Creek and delays, cost overruns or operational challenges at Shirley Basin could affect our ability to achieve our production plans and therefore affect timely delivery of contractual commitments to our customers, thereby negatively affecting our business, financial condition, results of operations and cash flow.

Our mining operations involve significant hazards and risks and the possibility of uninsured losses.

Mining operations generally involve a high degree of risk. We continue operations at our first and, currently, only, uranium in situ recovery facility at Lost Creek, where we began ramp-up to renewed commercial operations in 2023. We anticipate the start up and commissioning of our second uranium in situ recovery facility, Shirley Basin, during 2026 H1. Lost Creek is a remote site in south-central Wyoming. While not as remote a location as Lost Creek, Shirley Basin is an hour outside Casper, Wyoming. Lost Creek, Shirley Basin, and our other projects as they continue in development, will be subject to all the hazards and risks normally encountered at remote mining and work sites in Wyoming, including safety in commuting and severe weather which can affect such commutes and may slow operations, particularly during adverse winter weather and road conditions. Additionally, these operations are subject to perceived risks, and the hazards and risks normally encountered in the production of uranium by in situ methods of recovery, such as water management and treatment, including wastewater disposal capacity (deep wells, Class V wells, ponds or other methods; each of which requires regulatory authorizations and varying levels of expense to install and operate), unusual and unexpected geological formations, unanticipated metallurgical difficulties, equipment malfunctions and availability of materials and parts for operations and construction, interruptions of electrical power and communications, other conditions involved in the drilling and removal of material through pressurized injection and production wells, radiation safety, transportation and industrial accidents, and natural disasters (e.g., fire, tornado), any of which could result in damage to, or destruction of, production facilities, or other property, personal injury or death, environmental damage and possible legal liability. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development. Adverse effects on operations and/or further development of our projects could also adversely affect our business, financial condition, results of operations and cash flow.

Our mineral resource estimates may not be reliable and are inherently more uncertain than estimates of proven and probable reserves. There is risk and increased uncertainty to commencing and conducting production without established mineral reserves.

Our properties do not contain mineral reserves as defined under SEC Subpart 1300 of Regulation S-K (“S-K 1300”) or Canadian National Instrument 43-101 (“NI 43-101”). See “Cautionary Note Concerning Disclosure of Mineral Resources,” above. Until mineral reserves or mineral resources are mined and processed, the quantity of mineral resources and grades must be considered as estimates only and may be inaccurate. We have established the existence of uranium resources for certain uranium projects, including at the Lost Creek Property and Shirley Basin. We have not established proven or probable reserves, as defined under S-K 1300 or NI 43-101, through the completion of a feasibility study for any of our uranium projects, including the operating Lost Creek Project. Furthermore, we currently have no plans to establish proven or probable reserves for any of our uranium projects for which we plan to utilize ISR methods, such as Lost Creek and Shirley Basin. As a result, and despite the fact that we have produced U3O8 at the Lost Creek Project since 2013, there is increased uncertainty and risk that may result in economic and technical failure which may adversely impact our future profitability.

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

We have been in production operations for more than a decade and are depleting the estimated mineral resource at Lost Creek, which remains our only uranium recovery operation until we bring Shirley Basin into operations in 2026. As a result, we must be able to continue to conduct exploration and develop additional mineral resources. During the extended downturn in the uranium market, we did not pursue exploration programs to add mineral resources to our portfolio. Although we initiated an exploration program in 2025 which we plan to continue in 2026, there can be no assurance we will discover additional economic uranium mineral resources to sustain and extend our operations. While there remain large areas of our Lost Creek Project which require additional exploration, we will need to continue to explore all project areas of the Lost Creek Property and our other mineral properties in Wyoming including those in the

Great Divide Basin, or acquire additional, known mineral resource properties to replenish our mineral resources and sustain continued operations. We estimate life of mine when we prepare our mineral resource estimates, but those estimates may not be correct.

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

Our business is subject to extensive federal, state and local laws governing all stages of exploration, development and operations at our mineral properties, taxes, labor standards and occupational health, mine and radiation safety, toxic substances, endangered species protections, and numerous other matters. Exploration, development, and production operations are also subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws impose high standards on the mining industry, particularly with respect to uranium recovery, to monitor the discharge of wastewater and report the results of such monitoring to regulatory authorities, to reduce or eliminate certain effects on or into land, groundwater, water or air, to progressively restore mine properties, to manage hazardous wastes and materials and to reduce the risk of worker accidents. A violation of any of these laws may result in the imposition of substantial fines and other penalties and potentially expose us to operational restrictions, suspension, administrative proceedings or litigation. Many of these laws and regulations have tended to become more stringent over time, which appears may continue to be the trend in coming years. Any change in such laws or imposition of fines or restrictions in operations as a result of violations could have a material adverse effect on our financial condition, cash flow or results of operations. There can be no assurance that we will be able to meet all the regulatory requirements in a timely manner or without significant expense or that the regulatory requirements will not change to delay or prohibit us from proceeding with certain exploration, development or operations. There is no assurance that we will not face new challenges by third parties to regulatory decisions when made, which may cause additional delay and substantial expense, or may cause a project to be permanently halted. Certain recent judicial decisions affecting agency decisions and Administrative Procedures Act precedents, as well as recent agency actions and the significant restrictions created by the current U.S. federal administration related to agency staffing and permitting procedures and timelines all create uncertainty and possible additional cost, delays, litigation and negative effects for our business and operations.

Our operations require licenses and permits from various governmental authorities. We believe we hold all necessary licenses, permits and authorizations (together, Authorizations) under applicable laws and regulations to carry on the activities which we are currently conducting and hold or are pursuing such Authorizations for activities which are currently proposed, with reasonable expectations of timely receipt. Such Authorizations are subject to changes in regulations and changes in various operating circumstances. Notwithstanding recent changes in NEPA process timelines, there can be no guarantee that we will be able to timely obtain all necessary licenses and permits that may be required to maintain our exploration and mining activities (or amendments to extend, expand or alter existing operations), including constructing mines, milling or processing facilities and commencing or continuing exploration or mining activities or operations at any of our properties. The uncertainty of the time for and outcome of regulatory processes has grown substantially as the current administration in the U.S. has eliminated jobs, funding and other resources. In addition, if we proceed to production on any other property or new geologic horizon, we must obtain and comply with permits and licenses which will contain specific operating conditions. There can be no assurance that we will be able to obtain such permits and licenses or that we will be able to comply with any and all such conditions. The ability to timely obtain all required authorizations may become more of an issue with regulatory agencies facing staffing challenges similar to those our industry is encountering, as experienced staff retire or leave government, including those with highly specialized knowledge specific to uranium recovery and radiation safety.

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

Numerous bills have been introduced in the U.S. Congress which, if enacted, would materially amend or replace the provisions of the General Mining Law. Such bills have proposed, among other things, to (i) significantly alter the laws and regulations relating to uranium mineral development and recovery from patented or unpatented mining claims; (ii) impose a federal royalty on production from unpatented mining claims and/or impose other taxes or additional fees on the use or occupancy of federal lands; (iii) impose time limits on the effectiveness of plans of operation that may not coincide with mine life; (iv) convert in part or in whole the existing land holdings program, requiring unpatented mining claims to be taken to lease in a new program under certain circumstances and imposing other circumstances in which the unpatented mining claim would have to be abandoned; (v) limit the mineral property holdings of any single person or company under various stages from prospecting through operations; (vi) impose more stringent environmental compliance and reclamation requirements on activities on unpatented mining claims; (vii) allow states, localities and Native American tribes to petition for the withdrawal of identified tracts of federal land from the operation of the U.S. mining laws; (viii) eliminate or greatly limit the right to a mineral patent; and (ix) allow for administrative determinations that mining would not be allowed in situations where undue degradation of the federal lands in question could not be prevented. Additionally, there continue to be proposals for withdrawal of federal lands for the purposes of mineral location and development, and the reasons for withdrawals have been increasingly broad.

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

Successful implementation of our business plan and operations is dependent upon our management team and experienced staff, some of whom are new to our industry and others who are approaching retirement age. Recent changes in our executive team, will require successful execution on our succession planning. From time to time, we will need to recruit additional qualified employees, contractors and service providers to supplement existing management and personnel and to implement various aspects of our succession planning and business and growth plans. Although generally fully staffed at both Lost Creek and Shirley Basin, we continue to hire and train new employees as turnover occurs. Timely availability and training, strong retention rates of staffing and timely retention of contractors cannot be assured in our industry, many aspects of which are highly specialized. This is particularly true in the current labor markets in which we recruit our employees and contractors, including where we compete with higher paying energy jobs, and because of the remote locations for which employees and contractors are needed. Also, the skilled professionals with expertise in geologic, engineering and process aspects of uranium in situ recovery, radiation safety, drilling and other facets of our business are currently in high demand, as there are relatively few professionals with both expertise and experience. The sustained downturn of the uranium production industry in recent years makes these challenges even more pronounced. Even with the return to higher levels of production operations, we will be dependent on the continued service of a relatively small number of key persons, including management, senior professionals and key contractors, the loss of any one or several of whom could have an adverse effect on our business and operations, including succession planning, as could our inability to recruit and retain qualified employees, contractors and management at a pace to support our growth plans. We do not hold key man insurance in respect of any of our executive officers.

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

With the ever-increasing reliance on technology throughout our operations, including developments of proprietary technology and intellectual property by the Company and/or its consultants, risks of theft, appropriation or other loss of such technology and assets and/or our proprietary data pose a risk to our competitive advantage and business and financial results. We take what we believe to be reasonable steps to protect these proprietary technologies and intellectual property, including contractually, and by efforts to obtain patents or trade rights where possible, but there can be no assurance that all such measures will be sufficient or successful.

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

Risks Factors Related to our Financing and Financial Circumstances

The uranium mining industry is capital intensive, and we may be unable to raise necessary funding.

Although we currently have substantial funds on hand, additional funds may be required for working capital and exploration and development activities at our properties including Lost Creek and Shirley Basin and our exploration projects. Potential sources of future funds available to us, in addition to the proceeds from sales of existing inventory and future production, include the sale of additional equity capital, borrowing of funds or other debt structures, project financing, or the sale of our interests in assets. Continued volatility in the equity markets, particularly the commodities and energy markets, as well as current interest rates, may increase the costs attendant to either equity or debt financing. There is no assurance that such funding will be available to us to fund continued ramp up of at Lost Creek, construction and commissioning ramp-up of Shirley Basin and exploration in the Great Divid Basin. Further, even if such financing is secured, there can be no assurance that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position.

Production, operating and capital cost estimates may be inaccurate.

We prepare estimates of annual and future production, the attendant production and operational costs and required working capital for such levels of production, but there is no assurance that we will achieve those estimates. Additionally, we have estimated and continue to estimate the costs of construction for Shirley Basin, in the current market, and for our planned construction of the wastewater treatment facility at Lost Creek in 2026. These types of estimates are inherently uncertain and may change materially over time. Production and operational cost estimates are affected by changes in production levels and may be affected by inflation and cost-of-goods due to supply chain or other issues as well as the possible need to utilize a greater level of contractor services if required staffing is unavailable or cannot timely be hired and trained. Availability and consistent pricing of materials necessary in the installation of wells, surface production equipment, associated infrastructure, chemicals for processing and, expendable materials related to operations can be variable depending on economic conditions locally and worldwide and may force changes in operations and timing of resource production. In addition, we rely on certain contractors related to the installation of wells and technical services associated with that installation. Their availability or cost of service can change depending on other local market conditions and may therefore affect the installation and production rates of mining.

Our indebtedness could limit the cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

In December 2025, we incurred $120 million aggregate principal amount of indebtedness in connection with the issuance of the Company’s 4.75% Convertible Senior Notes due 2031 (the “Convertible Notes”). Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the Convertible Notes or other indebtedness that we may incur, and our cash needs may increase in the future.

We may incur substantially more debt or take other actions, which would intensify the risks associated with our indebtedness.

We and our subsidiaries may incur substantial additional debt in the future, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of additional actions that are not limited by the terms of the indenture that could have the effect of diminishing our ability to make payments on our debt, including the Convertible Notes, when due, and in the future, require us to dedicate a portion of our cash flows from operations (if any) to payments on our indebtedness, which would reduce the availability of any cash flows to fund our business, working capital and capital expenditures. In addition, such actions could limit our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures and increase our vulnerability to a downturn in general economic conditions related to our business or the mining industry.

The conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition.

In the event the conditional conversion feature of the Convertible Notes is triggered upon the satisfaction of a sale price condition, upon satisfaction of a trading price condition, upon a notice of redemption, upon the making of certain distributions to the holders of our common shares, or upon a fundamental change, in each case as provided in the indenture governing the Convertible Notes, holders of Convertible Notes will be entitled to convert their notes during specified periods at their option. Prior to October 15, 2030, a holder may convert all or any portion of its Convertible Notes at any time after March 31, 2026, but only if the last reported sale price per common share for at least 20 trading days, whether or not consecutive, during the 30 consecutive days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. In addition, on or after October 15, 2030, a holder may convert all or any portion of its Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely common shares (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The trading price of our common shares may continue to experience substantial volatility.

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

Conversion of the Convertible Notes may dilute the ownership interest of our shareholders or may otherwise depress the price of our common shares.

The conversion of some or all the Convertible Notes may dilute the ownership interests of our shareholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver cash, common shares, or a combination of cash and common shares. If we elect to settle our conversion obligation in common shares or a combination of cash and common shares, any sales in the public market of our common shares issuable upon such conversion could adversely affect prevailing market prices of our common shares. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into our common shares could depress the price of our common shares.

The capped call transactions may affect the market price of our common shares.

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain financial institutions that are option counterparties. The capped call transactions are expected generally to compensate (through the payment of cash to us) for potential economic dilution upon any conversion of Convertible Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted Convertible Notes, with the reduction or offset subject to a cap. From time to time, the option counterparties that are parties to the capped call transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common shares or purchasing or selling our common shares in secondary market transactions prior to the maturity of the Convertible Notes. This activity could cause a decrease in the market price of our common shares.

We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.

The option counterparties in our Convertible Notes are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price subject to the cap and in the volatility of our common shares. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common shares. We can provide no assurances as to the financial stability or viability of the option counterparties.

Provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then the holders of the Convertible Notes will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of Convertible Notes or holders of our common shares may view as favorable.

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

Investors in our common shares that are U.S. taxpayers (referred to as a U.S. shareholder) should be aware that we may be a “passive foreign investment company” (a “PFIC”) for the period ended December 31, 2025, and may be a PFIC in subsequent years. If we are a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholders generally will be subject to a special, highly adverse tax regime with respect to so-called “excess distributions” received on our common shares. Gain realized upon a disposition of our common shares (including upon certain dispositions that would otherwise be tax-free) also will be treated as an excess distribution. Excess distributions are punitively taxed and are subject to additional interest charges. Additional special adverse rules also apply to U.S. shareholders who own our common shares if we are a PFIC and have a non-U.S. subsidiary that is also a PFIC (a “lower-tier PFIC”).

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

We currently carry insurance coverage for general liability, property and casualty, directors’ and officers’ liability and other matters. We intend to carry insurance to protect against certain risks in amounts we consider adequate. Certain insurances may be unavailable or cost prohibitive to maintain, and even if we carried all such insurances, the nature of the risks we face in our exploration and uranium production operations is such that liabilities could exceed policy limits in any insurance policy or could be excluded from coverage under an insurance policy. The potential costs that could be associated with any liabilities not covered by insurance or which exceed insurance coverage, or compliance with applicable laws and regulations, may cause substantial delays or interruption of operations and require significant capital outlays, adversely affecting our business and financial position. We cannot assure that even our current coverages will continue to be available at acceptable cost or that coverage limits will remain at current levels, any of which could result in adverse effects upon our business and financial condition. We may be required to obtain additional types of insurance or increase existing coverage amounts due to changes in exposure to risk, or regulation of the mining and nuclear fuel cycle industries.

Additionally, we utilize a bonding surety program for our regulatory, reclamation and restoration obligations at Lost Creek and Shirley Basin and our exploration projects. Availability of and terms for such surety arrangements may change in the future, resulting in adverse effects to our financial condition. Also, we have contractual arrangements with the licensed uranium conversion facility for weighing and storage of our product inventory. Possible loss of or damage to our inventory may not be fully covered by our agreements, indemnification obligations or insurance. And, with relation to the conversion facility, the storage arrangements may not be extended indefinitely, creating greater costs or other impact to our product inventory. Any loss or damage of the uranium may not be fully covered or absolved by contractual arrangements with the conversion facility.

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks and data leakage risks associated with implementation and integration.

We depend upon information technology systems in a variety of ways throughout our operations. While we have not experienced any material incident, any significant breakdown of those systems, whether through virus, cyberattack, security breach, theft, or other destruction, invasion or interruption, or unauthorized access to our systems, by employees, others with authorized access to our systems or unauthorized persons, could negatively impact our business and operations. These threats are increasing in number and severity and broadening in type of risk through both private and state-sponsored threat actors. This includes growing threats resulting from geopolitical tensions with China and Russia and ongoing conflicts, and the cyberattacks arising in those contexts, all of which may continue to broaden. To the extent that any cyberattack or similar security breach results in disruption to our operations, loss or disclosure of, or damage to, our data and particularly our confidential or proprietary information, our reputation, business, results of operations and financial condition could be materially adversely affected. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we potentially could be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. Our systems and internal controls for protecting against such cybersecurity risks may be insufficient and it is increasingly difficult to fully mitigate against these threats as they are ever changing. Additionally, we assess possible threats to our third-party providers when they may be provided confidential and proprietary information to complete work in our behalf. While we seek assurances from those parties that they will maintain such confidential and proprietary information in confidence, including by virtue of having systems and processes in place to protect such data, those service providers may also be subject to data compromise. Any compromise of our confidential data or that of our customers, suppliers, employees or others with whom we do business, whether in our possession or that of our service providers, could substantially disrupt our operations, harm our customers, suppliers, employees and others with whom we do business, damage our reputation, violate applicable law, subject us to potentially significant costs and liabilities which could be material. Although to date we have experienced no such attack resulting in material losses, we may suffer such losses at any time in the future. We may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate, restore or remediate any information technology security vulnerabilities.

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

From time to time, certain of our directors may also be directors of other companies that are engaged in similar mining or natural resources businesses, namely the acquisition, exploration, and development of mineral properties. Such other associations may give rise to conflicts of interest from time to time. One of the possible consequences will be that corporate opportunities presented to a director may be offered to another company with which the director is associated and may not be made available to us. Conflicts of interest may also include decisions on how much time to devote to the business of our company. Our Code of Business Conduct and Ethics provides guidance on conflicts of interest and our directors are required to act in good faith, to make certain disclosures and to abstain from voting on decisions in which they may have a conflict of interest.

Acquisitions and integration may disrupt our business, and we may not obtain full anticipated value of certain acquisitions due to the condition of the markets.

We continue to examine opportunities to acquire additional mining assets and businesses. Any acquisition that we may choose to complete may be of significant size, may change the scale of our business and operations, and/or may expose us to new geographic, political, operating, financial and geological risks. Any acquisition would be accompanied by risks, including (i) a significant change in commodity prices after we commit to complete a transaction and establish the purchase price or share exchange ratio; (ii) a material mineral deposit may prove to be below expectations; (iii) difficulty integrating and assimilating the operations and personnel of an acquired company, realizing anticipated synergies and maximizing the financial and strategic position of the combined enterprise, and maintaining uniform standards, policies and controls across the organization; (iv) the integration of the acquired business or assets may disrupt our ongoing business and relationships with employees, customers, suppliers and contractors; and (v) the acquired business or assets may have unknown liabilities which may be significant. There can be no assurance that we would be able to conclude any acquisition successfully, or that we would be successful in overcoming these risks or other problems encountered in connection with such an acquisition.

Inflation and supply chain challenges are likely to continue for the foreseeable future.

Costs and availability of materials and equipment have stabilized somewhat since the post-pandemic period, though there are still inflationary impacts to the economy. These impacts are likely to continue to pose risk to our operations, particularly at our renewed production operations at Lost Creek and as we proceed to construct and operate Shirley Basin.

Global conflicts and geopolitics continue to have implications to the global economy and energy supplies; as a result, the impact to the nuclear fuel market remains uncertain.

Ongoing global implications of the war in Ukraine remain difficult to predict. The war has resulted in impacts to the nuclear fuel industries and uranium producers through the imposition of sanctions and counter sanctions and more may follow. The war is likely to continue to have an adverse effect on energy and economic markets, including the nuclear fuel industries, because of the vast reliance by the U.S. and other nations on uranium products exported from Russia and Russian-controlled or influenced sources.

Geopolitical tensions, including between the U.S. and China, also make it difficult to assess and predict the impact to the economy, supply and trade disruption and increased prices of materials, and cybersecurity threats. While we do not currently purchase goods and materials directly from China for our operations, our suppliers of electronics and instrumentation components may purchase necessary materials from China, and we may be indirectly affected if the market for Chinese products is further disrupted by sanctions, countersanctions or other events. As we continue with the construction and development of Shirley Basin and plan for the construction of the wastewater treatment facility at Lost Creek, the direct or indirect exposure to these market uncertainties may be greater or more direct. Recent international trade issues, including tariffs and counter tariffs, if continued, may also have a negative impact on our operations; construction activities at both mine sites and on our business generally.

More recently, geopolitical tension in the Western Hemisphere also may have impacts on the economy and ultimately on the nuclear fuel industries. Because of the highly uncertain and dynamic nature of the wars in Ukraine and the Middle East, and other global conflicts and related geopolitics, it remains difficult to estimate the impact on our business. To the extent these conflicts and geopolitical situations adversely affect our business as discussed, they may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cybersecurity, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business.

Changing global and regional political and economic conditions could adversely impact our business.

Continuing political and economic shifts, both domestic and international, may create uncertainty and pose risks to our operations and business. Government policies related to protectionism, economic nationalism and attitudes toward multinational corporations could result in regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes – including tariffs, counter-tariffs, export controls, sanctions and currency regulations – may increase costs, further disrupt supply chains, and have other negative impacts on our business and operating models. Furthermore, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates or currency controls, may affect commodity prices, capital availability and investor confidence. Even the perception of these risks could lead to reduced investment, higher production and operating costs, and other operational challenges. If such trends continue, they may have a material adverse effect on our business and financial performance; it is difficult to estimate the impact on our business. To the extent these conditions adversely affect our business as discussed, they may also have the effect of heightening many of the other risks described in this Item 1A such as those relating to cybersecurity, supply chain, inflationary and other volatility in prices of goods and materials, and the condition of the markets including as related to our ability to access additional capital, any of which could negatively affect our business.

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

As potential new threats to security are identified, our personnel are notified, with instruction to increase awareness of the threat and how to react if such a threat or actual breach appears to be encountered. Periodic educational notices are also disseminated to all personnel. Additionally, with the growth of our business, we are upgrading and enhancing our systems to improve operational efficiencies and security while remaining cognizant of new and changing threats. As our systems are modified and upgraded, all personnel are notified, with instruction as appropriate.

Responsibility for the identification and assessment of risks and the recommendation of upgrades to our systems resides with our IT Manager and expert consultants who report to our Chief Financial Officer. With 15 years’ professional experience, our IT Manager has extensive expertise in the information technology and cybersecurity fields. Together with our Chief Financial Officer, our internal management has relevant expertise gained from a cumulative 35 years’ experience. With respect to cybersecurity, our consultants support our risk assessment and scoring, securing devices and networks, vulnerability management, proactive monitoring, responding to cyber threats and more. They act as our security operations center, as well as a seamless extension of our IT department.

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

Among other things, the Audit Committee discusses with management the Company’s major policies with respect to risk assessment and risk management, including cybersecurity, as they relate to the integrity of the Company’s accounting and financial reporting processes and the Company’s compliance with legal and regulatory requirements.

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

We have not identified an indication of a substantive cybersecurity incident that would have a material impact on our business, results of operations or financial statements. Management and our Board recognize that this is an evolving environment and therefore our analyses of the risks and risk management are also evolving. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” above.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).

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

Holders

The authorized capital of Ur-Energy consists of an unlimited number of Common Shares and an unlimited number of Class A Preference Shares. As of March 4, 2026, we had 397,328,219 Common Shares issued and outstanding; no preferred shares are issued and outstanding. We estimate that we have approximately 8,600 record holders of our Common Shares. The holders of the Common Shares are entitled to one vote per share at all meetings of our shareholders. The holders of Common Shares are also entitled to dividends, if and when declared by our Board and the distribution of the residual assets of the Company in the event of a liquidation, dissolution or winding up.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2025 and 2024 we did not have any sales of securities in transactions that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

The Company did not purchase its own equity securities during the fiscal year ended December 31, 2025.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion is designed to provide information that we believe necessary for an understanding of our financial condition, changes in our financial condition and results of our operations. The following discussion and analysis should be read in conjunction with the accompanying audited consolidated financial statements and related notes. The financial statements have been prepared in accordance with US GAAP.

Industry and Market Update

Rising electricity demand from data centers, decarbonization goals, apparent changes in public attitudes, and changes in government policies aimed at addressing energy supply and security concerns are contributing to the expansion of the nuclear industry in the U.S. and abroad.

The International Energy Agency reports that nuclear generation reached a record level in 2025 and that its growth rate will more than double from 2026 through 2030 compared with 2021 to 2025. The most recent projections of the International Atomic Energy Agency are that global nuclear capacity could more than double by 2050, and the World Nuclear Association (“WNA”) has called for nuclear power generation to triple by 2050.

Efforts to increase the availability of nuclear power to help satisfy the increasing demand for electricity have been driven in part by the emergence of artificial intelligence (“AI”) and the expansion of the data center industry. The U.S. Department of Energy (“DOE”) has reported that the data center industry consumed approximately 4.4% of U.S. electricity in 2023, and projects that its share of consumption will grow to 7 to 12% by 2028. Amazon, Google, Meta, Microsoft, Switch, and others have partnered with nuclear reactor developers and utilities to support their planned expansions. This trend continued in January 2026, when Meta signed additional agreements with Vistra Corp. and advanced reactor developers, Oklo Inc. and TerraPower, for significant power offtake to support Meta’s AI expansion.

Many nations continue to maintain commitments to reducing carbon emissions and recognize that nuclear energy can provide continuous, low-carbon electricity. Following a declaration at the Congress of Parties (“COP”) 28 in 2023, which was expanded at COP29 in 2024 and COP30 in 2025, more than 30 nations have committed to tripling nuclear power capacity by 2050. In the U.S., major AI and data center companies have recognized climate and sustainability objectives as part of their rationale for working with the nuclear industry. Public attitudes also appear to be changing. In April 2025, Gallup reported that the Americans polled who support nuclear energy rose to 61%, a 6% increase since Gallup’s last measurement in 2023.

In the U.S., changes in government policies, including energy security initiatives, domestic fuel cycle incentives, and reactor deployment programs, are providing greater support to the nuclear industry.

In reaction to the Russian invasion of Ukraine in 2022, the U.S. in May 2024 enacted the Prohibiting Russian Uranium Imports Act (“PRUIA”), which bans imports of Russian uranium products through 2040. Waivers may be granted under PRUIA by the DOE only if there is no viable alternative supply to sustain nuclear reactors or the imports are in the national interest.

In May 2025, President Trump signed four Executive Orders (“EOs”): EO 14299 – Deploying Advanced Nuclear Reactor Technologies for National Security; EO 14300 – Ordering the Reform of the Nuclear Regulatory Commission; EO 14301 – Reforming Nuclear Reactor Testing at the Department of Energy; and EO 14302 – Reinvigorating the Nuclear Industrial Base. Collectively, these orders are aimed at accelerating U.S. nuclear technology development and deployment, reforming related regulations, strengthening the fuel cycle industrial base, and supporting nuclear contributions to national security.

The U.S. government has taken actions recently aimed at strengthening the commercial nuclear industry and domestic fuel cycle capabilities. The DOE’s fiscal year 2026 budget includes approximately $3.1 billion for the Office of Nuclear Energy to support advanced reactor development and deployment. In addition, DOE announced $2.7 billion in contract awards to three enrichment suppliers to support the deployment of near-term domestic enrichment capacity. DOE has also initiated a competitive process for states to host Nuclear Lifecycle Innovation Campuses intended to advance fuel cycle capabilities, including enrichment, fuel fabrication, used fuel recycling, and potential reactor deployments. In October 2025, the U.S. Department of Commerce entered into a strategic partnership with Westinghouse Electric Company and its owners to help facilitate financing and permitting for a potential multi-reactor build program in the U.S. with an estimated value up to $80 billion.

The U.S. government has also taken some actions aimed at supporting the U.S. uranium mining industry, although those actions have been more modest. The U.S. Geological Survey officially added uranium to the national List of Critical Minerals in 2025. EO 14241, signed by President Trump in March 2025, directs federal agencies to facilitate domestic mineral production, including uranium, to the greatest extent possible. In response, the U.S. Department of the Interior has begun fast-tracking uranium projects.

Policy support for nuclear energy and restrictions on Russian uranium imports in the U.S. and certain other markets have contributed to tighter uranium and enrichment market conditions. Utilities have increasingly sought medium- and long-term fuel supply agreements to diversify supply sources. In the future, additional reactor deployments are expected to increase uranium demand. In its September 2025 report, the WNA projected that global uranium requirements could increase by approximately one-third to about 86,000 metric tonnes by 2030 and to approximately 150,000 metric tonnes by 2040. The report further indicates that, absent increased investment, additional exploration, new mine development, and efficient permitting, projected demand may exceed anticipated primary supply over time.

2025 Developments

Lost Creek Property – Great Divide Basin, Wyoming

Status of Lost Creek

Since commencement of operations at Lost Creek in 2013 through December 31, 2025, we have captured nearly 3.5 million pounds U3O8, which includes 370,893 pounds U3O8 captured in 2025.

As operations continued to ramp up at Lost Creek in 2025, we brought four additional header houses online in MU2. The average production solution head grade in 2025 Q4 was 46.4 mg/L. We captured approximately 78,177 pounds U3O8 in 2025 Q4, and a total of 370,893 pounds U3O8 in 2025. Production was slowed in December because of a loss of power at the site, following a regional storm with winds estimated at over 100 mph. The storm damaged approximately 30 power poles on the main line which provides power to Lost Creek. In coordination with the power company, the power interruption was addressed as quickly as possible and Lost Creek was back online in a matter of days.

Notwithstanding the power outage in December, we drummed 121,818 pounds U3O8 in 2025 Q4 and a total of 410,440 pounds U3O8 in 2025. Pounds drummed increased from 249,209 pounds in 2024 to 410,440 pounds U3O8 in 2025. Pounds U3O8 shipped in 2025 totaled 420,144, of which 138,337 pounds U3O8 were shipped in 2025 Q4.

Lost Creek Operations

In 2025, wellfield delineation and development continued in MU2, MU1 Phase 2, and MUs 4 and 5. All remaining planned header houses in MU2 came online in 2025. During 2026 H1, we anticipate bringing several header houses online in MU1 Phase 2 as we continue to progress toward full plant capacity production. The first of those header houses was brought online in February 2026.

Commissioning new production areas, including the recovery of U3O8 in MU2, and the restart of plant operations, not unexpectedly, have come with unique start-up issues. As the plant has been recommissioned, we have encountered equipment and process issues which we continue to optimize. Complete optimization of the plant will facilitate increasing our flow rates from the wellfield into the plant. Additionally, the planned construction of a water treatment facility at Lost Creek during 2026 is anticipated to allow for sustained increased flow rates.

At year end, we were generally fully staffed at Lost Creek. Retention and training remain a primary focus to complete stabilization and optimization of our operations at the site. As our growing core staff have more time on the job, including specifically our operations staff in the wellfield and plant, we anticipate continued steady improvement in production activities.

Our drill contractors currently have 15 drill rigs at Lost Creek, which is anticipated to be sufficient for Lost Creek drill programs in 2026. Drilling and wellfield construction and development are on schedule for our production plans.

In 2025, we mobilized rigs from Lost Creek to Shirley Basin and to support our Great Divide Basin exploration program. The two drill rigs working at our North Hadsell Project in early 2026 will return to the Lost Creek Property when the North Hadsell work is complete to continue exploration at the LC South Project and support Lost Creek as necessary.

Lost Creek Regulatory Proceedings

The first two mine units at Lost Creek have all permits necessary for commercial level operations. We have received Wyoming Uranium Recovery Program (“URP”) approval of the amendment to the Lost Creek source material license to include recovery from the LC East Project (HJ and KM horizons) immediately adjacent to the Lost Creek Project and additional HJ horizons at the Lost Creek Project. This license amendment approved access to six planned mine units in addition to the already licensed three mine units at Lost Creek. The approval also increased the license limit for annual plant production to 2.2 million pounds U3O8 which includes wellfield production of up to 1.2 million pounds U3O8 and confirmed toll processing up to one million pounds U3O8.

During 2025, the Wyoming Department of Environmental Quality (“WDEQ”), Land Quality Division (“LQD) approved the LC East and KM horizon amendment, which adds HJ and KM geological horizons within the area that is immediately adjacent to the existing permit and provides for an additional mine unit in the HJ geological horizon for the existing permitted area. This final approval followed Water Quality Division (“WQD”) and EPA issuance of the required aquifer exemption for the expanded area.

2025 Purchases and Sales of U3O8 and Sales Projections for 2026

As projected, during 2025, we sold 440,000 pounds U3O8 of which 165,000 pounds U3O8 were sold in 2025 Q4. We received sales proceeds of $27.2 million for the 440,000 pounds U3O8 sold to our customers.

To maintain a strong product inventory, we purchased 100,000 pounds U3O8 in 2025 Q4 at an average cost of $82.25. As previously disclosed, we used our 2024 inventory loan facility to borrow 250,000 pounds U3O8 in December 2024. This facility was extended in 2025 Q4 for one year, and we entered into an additional inventory loan facility in October 2025, under which we may borrow up to 150,000 pounds U3O8.

Our sales in 2026 are currently projected to be 1,300,000 pounds U3O8 into our existing sales agreements in addition to the planned return of 250,000 pounds U3O8 to the lender under our inventory loan facility.

Sales Agreements

We currently have multi-year sales agreements with eight global nuclear energy companies. We completed two additional agreements in 2025 that provide for combined delivery commitments of 200,000 pounds U3O8 in 2028 and 2029 and 100,000 pounds U3O8 in 2030.

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

We have sales agreements with various global nuclear purchasers which provide for deliveries between 2026 and 2033 as follows:

Base Quantity
Year	(U3O8 Pounds)

2026 (1)	1,300,000
2027	1,150,000
2028	1,400,000
2029	900,000
2030	800,000
2031	—
2032	100,000
2033	100,000
5,750,000

(1)	The 2026 base quantity was adjusted to recognize that certain customers elected to flex up their 2026 deliveries.

Shirley Basin Project

During 2025, we continued to advance wellfield drilling and development at our Shirley Basin project in Carbon County, Wyoming, and, in August 2025, initiated construction of the Shirley Basin plant facility. By 2025 Q4, the foundation was installed, and construction of the metal building commenced. While we have now significantly advanced construction on the plant building, installed all IX columns, and set many tanks, we anticipate that construction activities inside the plant will continue in 2026 to complete the production phase of the facility and, subsequently, the installation of phase two operations which includes wastewater disposal. Commissioning of all site operations, followed by ramp up is expected to continue throughout 2026.

Drilling and installation of wells is complete in HH 1-1 while construction continues; the building is set and piping has been run to all wells. The wellfield data package for Mine Unit 1 is under review by the WDEQ. HH 1-1 is ready to be brought online when all approvals are received by regulators. HH 1-2 development is nearly complete and construction initiated. Well installation continues at various stages for HHs 1-3 through 1-5. We anticipate that production and recovery from the wellfield will advance as we commission operations in the wellfield and plant throughout 2026.

Drilling and wellfield development is progressing well, following mobilization of rigs to the site in 2025 Q2. Recently, we have increased our Shirley Basin drill rig count to eight. Through February 2026, we have pilot drilled 469 injection and production wells in the first mine unit. Delineation and exploration drilling were completed historically, allowing for focused construction and development of MU1 at Shirley Basin.

Following aquifer testing in 2024-2025, we are now planning for higher flow from the wellfield, although it is anticipated that flow rates will vary throughout the project. The higher flow rates are within the range of 70-80 gpm, which is consistent with the high historical inflow of water into the underground workings at Shirley Basin in the early 1960s that drove innovation toward in situ mining at the project. Before again changing course on recovery operations, 1.5 million pounds U3O8 were recovered historically through in-situ technology.

The modular main office complex was delivered and installed in August 2025, and all electrical, IT and plumbing work was efficiently completed for occupancy. Our professional and management staff are now working from the ~10,000 sq. ft. office complex. We have completed significant additional Shirley Basin construction and development during the 2024-2025 program to prepare for operations: the first two evaporation ponds are installed with piping being completed; the existing road was upgraded to an all-weather surface; all monitor wells for the first mine unit are installed; power between the historical substation and the site for the satellite plant is installed; communications and security systems are installed; and the septic system for the satellite plant enclosure is installed. Additionally, we completed the refurbishment of the existing warehouse, construction bay and maintenance bay, including installation and furnishing of modular offices for these buildings. A new drilling support building was constructed and is being completed in 2026 Q1.

With few exceptions, we have been fully staffed at Shirley Basin since October 2025, and training of all staff is ongoing. Our phased recruitment plan was implemented throughout 2025 to allow time for task and safety training as well as cross training. We have been able to train Shirley Basin operations staff at Lost Creek to facilitate a stronger early understanding of our wellfield and plant operations.

All major pre-operational permits and licenses to advance the project have been received. Authorization to commence recovery operations is awaiting final regulatory verification of construction and approval of baseline water quality. The URP began its pre-operational inspection in late February 2026. We expect the URP to conduct additional site visits to conclude the pre-operational inspection. After these inspections and reviews are completed, we expect approval for recovery from the wellfield and collection of uranium onto resin in the plant.

The project has a licensed wellfield capacity of one million pounds U3O8 per year. The Company plans three relatively shallow mining units at the project, where we plan to construct a satellite plant, from which loaded resin will be sent to Lost Creek for processing, drying and drumming. An additional inspection by the URP will be conducted when all production circuits are complete and Shirley Basin is prepared to transport resin to Lost Creek for processing and drying.

The annual production of U3O8 from wellfield production and toll processing of loaded resin or yellowcake slurry will not exceed two million pounds equivalent of dried U3O8.

Casper Construction and Operations Facilities

Throughout 2025, our Casper construction shop ramped up its work to progress from supplying header houses solely to Lost Creek to advancing timely deliveries of header houses to both our production sites. The construction team delivered three header houses to Lost Creek in 2025, and an additional three houses will be delivered to Lost Creek during 2026 Q1. The first two header houses have been delivered to Shirley Basin, with three additional houses to be delivered to Shirley Basin in 2026 Q1. All header houses are fabricated and built in Casper, allowing for efficiency and cost savings, as well as greater safety, due to minimized travel requirements.

Our Casper chemistry lab continues to support mine unit analysis at both Lost Creek and Shirley Basin through uranium analysis, product quality testing, and water sampling analysis. The lab staff also support ongoing research and development programs.

Exploration Programs

Lost Soldier Project

In 2025, we renewed exploration activities in the Great Divide Basin (“GDB”) Wyoming. Work began at our Lost Soldier Project northeast of Lost Creek in 2025 Q3. The program at Lost Soldier included the installation of a series of aquifer test wells to facilitate a better understanding of the local hydrogeology. While the geology of the project is largely understood with the benefit of data from approximately 4,000 historical drill holes, additional hydrogeologic data and characterization will enable our professional staff to better plan for potential permitting and development of the site. We will commence aquifer testing in 2026 Q1 and plan to initiate baseline environmental studies in 2026 in anticipation of possible permitting to advance the project. Located approximately 17 road miles to the Lost Creek plant, Lost Soldier has the potential to be developed as a satellite operation.

North Hadsell and LC South Projects

As work concluded at Lost Soldier in 2025, the drill rigs and related teams began exploration drilling at our North Hadsell Project, also in the GDB north of Lost Creek, for a planned 50-drill hole program. Through February 2026, we have drilled 32 wide-spaced framework holes, each approximately 1,000 feet deep, for a total of 32,965 feet. Seven of these initial drill holes have returned significant mineralization, indicating the presence of a stacked roll-front system containing 13 individual intercepts exceeding 0.20 GT (Grade (%eU3O8) times Thickness (ft)). These grades and thicknesses closely resemble the mineralization at Lost Creek, where the Company applies a 0.20 GT cut-off in evaluating economic mineral resources. Preliminary interpretation suggests the potential for up to eight individual roll fronts within a depth range of approximately 300 to 800 feet below surface, ideal for ISR mining, with indications of additional mineralized horizons at depth.

Drilling will continue until March 15, when seasonal sage grouse restrictions begin. Remaining work should resume in the summer. Thereafter, we will move to our third exploration program in the GDB at our LC South Project, where we anticipate a 120-drill hole program will commence in summer 2026.

Corporate Developments

Convertible Debt Financing

In December 2025, the Company closed an offering of $120 million aggregate principal amount of 4.75% Convertible Senior Notes due 2031 (the “Convertible Notes”) in a private placement, which included the exercise in full by the initial purchasers of their option to purchase an additional $20 million of Convertible Notes.

The cash interest coupon of 4.75% per annum is payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2026. The conversion price is approximately $1.73 per common share, which represents a conversion premium of approximately 27.5% to the last reported sale price of the common shares on the NYSE American on December 10, 2025, subject to adjustments in some events but will not be adjusted for any accrued and unpaid interest. The potential economic dilution upon conversions of the notes was mitigated through the purchase of cash-settled capped call options with a cap price of $2.72 (representing a premium of 100% over the last reported sale price of the common shares on the NYSE American on December 10, 2025). The purchase price for the capped call options was approximately $16.6 million. Conversions may be settled in common shares, cash or a combination of common shares and cash at the Company’s election. Additionally, we will have the right to redeem the Convertible Notes in certain circumstances and will be required to offer to repurchase the notes upon the occurrence of certain events. The Convertible Notes will mature on January 15, 2031 unless earlier converted, redeemed or repurchased.

Senior Management and Changes in Board Composition

Effective December 13, 2025, Matthew D. Gili, the Company’s President, was appointed to succeed John W. Cash as Chief Executive Officer and President, following Mr. Cash’s retirement on December 12, 2025. Mr. Gili also joined the Board of Directors on December 13, 2025. Mr. Cash continues to serve as Chairman of the Board of Directors and is working closely with our management team as a strategic advisor to support a seamless leadership transition and ongoing Company growth.

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

Subsequent to year end, Alex Ritchie was appointed General Counsel and Corporate Secretary of the Company, to succeed the retiring Penne Goplerud. Ms. Goplerud remains with the Company in a transition period. Mr. Ritchie has more than 25 years of diverse legal, executive and business experience. He was in private practice from 1999-2009, including nine years at a prominent Denver law firm, where he represented mining and energy clients on billions of dollars of transactions.

From 2009 to 2012, Mr. Ritchie served as senior corporate counsel for the U.S. subsidiary of an international oil and gas company, where he worked on environmental, major project, acquisition and divestiture, contract, and corporate matters. Before law school, he was a public accountant for three years at KPMG. Mr. Ritchie has been a thought leader and educator on natural resources law. From 2017 until joining Ur-Energy in January 2026, he was the Executive Director of The Foundation for Natural Resources and Energy Law (formerly the Rocky Mountain Mineral Law Foundation). From 2012 – 2017, he was an associate professor of law at the University of New Mexico School of Law where he taught natural resources, property and business law. Mr. Ritchie obtained his J.D. from the University of Virginia School of Law and his B.S.B.A in accounting from Georgetown University.

Results of Operations

Reconciliation of Non-GAAP measures with US GAAP financial statement presentation

The following tables include measures specific to U3O8 product sales, product costs, product profits, pounds sold, price per pound sold, cost per pound sold, and product profit (loss) per pound sold. These measures do not have standardized meanings within US GAAP or a defined basis of calculation. These measures are used by management to assess business performance and determine production and pricing strategies. They may also be used by certain investors to evaluate performance. The following two tables provide a reconciliation of U3O8 price per pound sold and U3O8 cost per pound sold to the consolidated financial statements.

U3O8 Price per Pound Sold Calculation	Unit	2024	2025

Sales per financial statements	$000	33,706	27,207
Disposal fees	$000	(560)	(28)
U3O8 sales	$000	33,146	27,179
U3O8 pounds sold	lb	570,000	440,000
U3O8 price per pound sold	$/lb	58.15	61.77

Sales per the consolidated financial statements includes U3O8 sales and disposal fees. Disposal fees received at Pathfinder’s Shirley Basin facility do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation	Unit	2024	2025

Cost of sales per financial statements	$000	42,679	27,133
Lower of cost or NRV adjustment	$000	(6,005)	(2,703)
U3O8 product costs	$000	36,674	24,430
U3O8 pounds sold	lb	570,000	440,000
U3O8 cost per pound sold	$/lb	64.34	55.52

Cost of sales per the consolidated financial statements includes U3O8 costs of sales and lower of cost or net realizable value (“NRV”) adjustments. U3O8 cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield operations, plant operations, site administration, and product distribution costs, including the related depreciation and amortization of capitalized assets, asset retirement costs, and mineral property costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales in the consolidated financial statements. NRV adjustments, if any, relate to U3O8 inventories and do not relate to the sale of U3O8, and are excluded from the U3O8 cost of sales and U3O8 cost per pound sold measures.

U3O8 Product Sales

The following table provides information on our U3O8 product sales.

U3O8 Product Sales	Unit	2024	2025

U3O8 Product Sales
Produced	$000	16,646	20,856
Non-produced	$000	16,500	6,323
	$000	33,146	27,179

U3O8 Pounds Sold
Produced	lb	270,000	330,000
Non-produced	lb	300,000	110,000
	lb	570,000	440,000

U3O8 Price per Pounds Sold
Produced	$/lb	61.65	63.20
Non-produced	$/lb	55.00	57.48
	$/lb	58.15	61.77

In 2024, we delivered 570,000 pounds into term contracts at an average price per pound sold of $58.15.

In 2025, we delivered 440,000 pounds into term contracts at an average price per pound sold of $61.77. The lower U3O8 pounds sold in 2025 was the result of deferring a 300,000-pound term contract sale to 2026. The higher 2025 price per pound sold resulted from normal escalation factors in the existing term contracts.

U3O8 Product Costs

The following table provides information on our U3O8 product costs.

U3O8 Product Costs	Unit	2024	2025

U3O8 Product Costs
Ad valorem and severance taxes	$000	287	1,133
Cash costs	$000	10,908	13,021
Non-cash costs	$000	2,719	3,211
Produced	$000	13,914	17,365
Non-produced	$000	22,760	7,065
	$000	36,674	24,430

U3O8 Pounds Sold
Produced	lb	270,000	330,000
Non-produced	lb	300,000	110,000
	lb	570,000	440,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	1.06	3.43
Cash costs	$/lb	40.40	39.46
Non-cash costs	$/lb	10.07	9.73
Produced	$/lb	51.53	52.62
Non-produced	$/lb	75.87	64.23
	$/lb	64.34	55.52

In 2024, we delivered 570,000 pounds into term contracts at an average U3O8 cost per pound sold of $64.34. In 2025, we delivered 440,000 pounds into term contracts at an average U3O8 cost per pound sold of $55.52.

Our 2024 sales consisted of 270,000 produced pounds and 300,000 non-produced pounds. The produced pounds were captured and drummed during the initial ramp up period at a higher average cost per pound when the mine operated at lower production levels.  During 2024, we purchased 300,000 pounds and borrowed 250,000 pounds at an average cost of $75.87 per pound to meet 2024 delivery requirements and to establish a base inventory position for 2025. We delivered 300,000 of the 550,000 non-produced pounds into a term contract in 2024, leaving 250,000 non-produced pounds in ending inventory available for 2025 delivery requirements.

Our 2025 sales consisted of 330,000 produced pounds and 110,000 non-produced pounds. Production increased during 2025 leading to lower cash and non-cash costs per pound sold. Ad valorem and severance tax rates increased in 2025. In addition, the taxes are based on the sales value of the product sold, which increased in 2025. Driven by higher taxes, the produced cost per pound sold increased slightly in 2025 as compared to 2024.

The non-produced pounds acquired in 2024 were adjusted down to their NRV, which was the average spot price of $64.23 per pound, in 2025 Q1. We sold 110,000 of the non-produced pounds in 2025 Q3 at the reduced NRV.

U3O8 Product Profit and Loss

The following table provides information on our U3O8 product profit and loss.

U3O8 Product Profit (Loss)	Unit	2024	2025

U3O8 Product Sales
Produced	$000	16,646	20,856
Non-produced	$000	16,500	6,323
	$000	33,146	27,179

U3O8 Product Costs
Produced	$000	13,914	17,365
Non-produced	$000	22,760	7,065
	$000	36,674	24,430

U3O8 Product Profit (Loss)
Produced	$000	2,732	3,491
Non-produced	$000	(6,260)	(742)
	$000	(3,528)	2,749

U3O8 Pounds Sold
Produced	lb	270,000	330,000
Non-produced	lb	300,000	110,000
	lb	570,000	440,000

U3O8 Price per Pound Sold
Produced	$/lb	61.65	63.20
Non-produced	$/lb	55.00	57.48
	$/lb	58.15	61.77

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	1.06	3.43
Cash costs	$/lb	40.40	39.46
Non-cash costs	$/lb	10.07	9.73
Produced	$/lb	51.53	52.62
Non-produced	$/lb	75.87	64.23
	$/lb	64.34	55.52

U3O8 Profit (Loss) per Pound Sold
Cash costs	$/lb	21.25	23.74
Less ad valorem and severance taxes	$/lb	(1.06)	(3.43)
Less non-cash costs	$/lb	(10.07)	(9.73)
Produced	$/lb	10.12	10.58
Non-produced	$/lb	(20.87)	(6.75)
	$/lb	(6.19)	6.25

U3O8 Profit (Loss) Margin
Cash costs	%	34.5	37.6
Less ad valorem and severance taxes	%	(1.7)	(5.4)
Less non-cash costs	%	(16.4)	(15.5)
Produced	%	16.4	16.7
Non-produced	%	(37.9)	(11.7)
	%	(10.6)	10.1

In 2024, sales of produced pounds generated a profit of $10.12 per pound sold and an average profit margin of about 16%. The combined 2024 average price per pound sold was $58.15 and the average cost per pound sold was $64.34, which resulted in an average loss per pound sold of $6.19 and an average loss margin of about 11%. The loss was driven by the sale of non-produced pounds, which were purchased and borrowed at an average cost of $75.87 per pound. The non-produced pounds were delivered into a sales contract that was executed in 2022 when the long-term price was between $43 and $52 per pound.

In 2025, normal term contract escalation factors led to a $1.55 per pound increase in the average price per produced pound sold in 2025.  As noted above, the cost per produced pound sold increased slightly in 2025, driven by higher ad valorem and severance taxes. As a result, sales of produced pounds generated a profit of $10.58 per pound sold and an average profit margin of about 17%, up slightly from 2024.

The average price per non-produced pound sold also increased in 2025, again driven by normal term contract escalation factors. As noted above, the cost per non-produced pound sold decreased in 2025 due to an adjustment down to their NRV in 2025 Q1. The resulting loss per non-produced pound sold decreased as compared to 2024.

The produced and non-produced pounds were primarily delivered into sales contracts that were executed in 2022 when the long-term price was between $43 and $52 per pound.

The combined 2025 average price per pound sold was $61.77 and the average cost per pound sold was $55.52, which resulted in an average profit per pound sold of $6.25 and an average profit margin of about 10%, up from a loss per pound sold of $6.19, or about 11%, in 2024.

U3O8 Production and Ending Inventory

The following table provides information on our production of U3O8 pounds.

U3O8 Production	Unit	2024	2025

Pounds captured	lb	265,746	370,893
Pounds drummed in	lb	249,209	410,440
Pounds shipped	lb	239,849	420,144
Non-produced pounds acquired	lb	550,000	100,000

Wellfield production at Lost Creek continued to improve in 2025, with pounds captured increasing by 105,147 pounds, or 40%, during the year. The wellfield continued to add additional header houses in 2025, with average flow rates increasing by 890 gallons per minute, or 69%.  Efforts in 2026 will continue to focus on increasing flow rates into the plant.

Plant production at Lost Creek also continued to improve in 2025, with pounds drummed increasing by 161,231 pounds, or 65%, during the year. During 2025, we began to receive assay reports from the conversion facility dating back to shipments made in 2024 through 2025 Q1. The results of the assays were positive, indicating that we drummed 9,778 more pounds in 2024 and 6,611 more pounds in  2025 Q1 than we initially estimated. The plant will continue to focus on daily drumming to allow us to capture more pounds within the plant in 2026.

Pounds shipped increased 180,295 pounds, or 75%, in 2025 as compared to 2024. This reflects our increased focus on production and pounds drummed, in particular.

We currently have 15 drill rigs operating at Lost Creek, which is sufficient to meet our present development requirements. The Casper construction shop continues to function well and has demonstrated that it is capable of meeting our current header house development needs for both Lost Creek and Shirley Basin.

The following table provides information on our ending inventory of U3O8 pounds.

U3O8 Ending Inventory	Unit	2024	2025

Pounds
In-process inventory	lb	39,169	17,203
Plant inventory	lb	33,919	24,295
Conversion inventory - produced	lb	12,239	124,591
Conversion inventory - non-produced	lb	250,000	240,000
	lb	335,327	406,089

Value
In-process inventory	$000	42	201
Plant inventory	$000	1,840	1,097
Conversion inventory - produced	$000	704	5,776
Conversion inventory - non-produced	$000	18,158	17,217
	$000	20,744	24,291

Cost per Pound
In-process inventory	$/lb	1.07	11.68

Plant inventory	$/lb	54.25	45.15

Conversion inventory:
Ad valorem and severance tax	$/lb	1.57	3.89
Cash cost	$/lb	46.83	31.89
Non-cash cost	$/lb	9.12	10.58
Conversion inventory - produced	$/lb	57.52	46.36
Conversion inventory - non-produced	$/lb	72.63	71.74
	$/lb	71.93	63.07

We ended 2025 with a total of 406,089 pounds in inventory as compared to 335,327 pounds in 2024. Non-produced pounds in inventory decreased slightly after purchasing 100,000 pounds and selling 110,000 pounds. Produced pounds at the conversion facility increased by 112,352 pounds.

The related cost per produced pound at the conversion facility decreased by $11.16 per pound, or 19%, during 2025. This reflects the increase in production in combination with consistent costs year over year.  NRV adjustments on produced pounds were lower in 2025, decreasing from $3.5 million in 2024 to $0.6 million in 2025. As noted previously, we anticipate production related NRV adjustments to end as production increases.

The cost per non-produced pound in ending inventory decreased slightly during the year. The decrease includes an NRV adjustment of $2.1 million as the non-produced pounds were decreased to their NRV in 2025 Q1, which was nearly offset by the purchase of 100,000 pounds at approximately $82.25 per pound in 2025 Q4.

Quarterly U3O8 Product Profit and Loss, Production, and Ending Inventory

The following table provides information on our quarterly U3O8 product profit and loss.

U3O8 Product Profit (Loss)	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2025

U3O8 Product Sales
Produced	$000	—	10,428	—	10,428	20,856
Non-produced	$000	—	—	6,323	—	6,323
	$000	—	10,428	6,323	10,428	27,179

U3O8 Product Costs
Produced	$000	—	8,397	—	8,968	17,365
Non-produced	$000	—	—	7,065	—	7,065
	$000	—	8,397	7,065	8,968	24,430

U3O8 Product Profit (Loss)
Produced	$000	—	2,031	—	1,460	3,491
Non-produced	$000	—	—	(742)	—	(742)
	$000	—	2,031	(742)	1,460	2,749

U3O8 Pounds Sold
Produced	lb	—	165,000	—	165,000	330,000
Non-produced	lb	—	—	110,000	—	110,000
	lb	—	165,000	110,000	165,000	440,000

U3O8 Price per Pound Sold
Produced	$/lb	—	63.20	—	63.20	63.20
Non-produced	$/lb	—	—	57.48	—	57.48
	$/lb	—	63.20	57.48	63.20	61.77

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	—	2.62	—	4.24	3.43
Cash costs	$/lb	—	40.21	—	38.70	39.46
Non-cash costs	$/lb	—	8.06	—	11.41	9.73
Produced	$/lb	—	50.89	—	54.35	52.62
Non-produced	$/lb	—	—	64.23	—	64.23
	$/lb	—	50.89	64.23	54.35	55.52

U3O8 Profit (Loss) per Pound Sold
Cash costs	$/lb	—	22.99	—	24.50	23.74
Less ad valorem and severance taxes	$/lb	—	(2.62)	—	(4.24)	(3.43)
Less non-cash costs	$/lb	—	(8.06)	—	(11.41)	(9.73)
Produced	$/lb	—	12.31	—	8.85	10.58
Non-produced	$/lb	—	—	(6.75)	—	(6.75)
	$/lb	—	12.31	(6.75)	8.85	6.25

U3O8 Profit (Loss) Margin
Cash costs	%	—	36.4	—	38.8	37.6
Less ad valorem and severance taxes	%	—	(4.1)	—	(6.7)	(5.4)
Less non-cash costs	%	—	(12.8)	—	(18.1)	(15.5)
Produced	%	—	19.5	—	14.0	16.7
Non-produced	%	—	—	(11.7)	—	(11.7)
	%	—	19.5	(11.7)	14.0	10.1

The following table provides information on our quarterly U3O8 production.

U3O8 Production	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2025

Pounds captured	lb	74,479	128,970	89,267	78,177	370,893
Pounds drummed in	lb	83,066	112,033	93,523	121,818	410,440
Pounds shipped	lb	106,301	105,316	70,190	138,337	420,144
Non-produced pounds acquired	lb	—	—	—	100,000	100,000

The following table provides information on our quarterly U3O8 ending inventory.

U3O8 Ending Inventory	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2025

Pounds
In-process inventory	lb	29,700	37,590	29,362	17,203	17,203
Plant inventory	lb	10,772	17,484	40,817	24,295	24,295
Conversion inventory - produced	lb	118,540	65,607	138,150	124,591	124,591
Conversion inventory - non-produced	lb	250,000	250,000	140,000	240,000	240,000
	lb	409,012	370,681	348,329	406,089	406,089

Value
In-process inventory	$000	382	509	630	201	201
Plant inventory	$000	582	921	2,267	1,097	1,097
Conversion inventory - produced	$000	6,463	3,409	7,290	5,776	5,776
Conversion inventory - non-produced	$000	16,058	16,058	8,992	17,217	17,217
	$000	23,485	20,897	19,179	24,291	24,291

Cost per Pound
In-process inventory	$/lb	12.86	13.54	21.46	11.68	11.68

Plant inventory	$/lb	54.03	52.68	55.54	45.15	45.15

Conversion inventory:
Ad valorem and severance tax	$/lb	2.16	3.06	3.29	3.89	3.89
Cash cost	$/lb	43.43	40.55	39.71	31.89	31.89
Non-cash cost	$/lb	8.94	8.35	9.77	10.58	10.58
Conversion inventory - produced	$/lb	54.53	51.96	52.77	46.36	46.36
Conversion inventory - non-produced	$/lb	64.23	64.23	64.23	71.74	71.74
	$/lb	61.11	61.68	58.54	63.07	63.07

Generally, our cost per produced pound sold was relatively consistent during the year, while our price per pound sold fluctuated depending on the term contract prices of the respective sales.

Except for 2025 Q3, pounds drummed increased each quarter. As noted above, pounds drummed increased by 161,231 pounds, or 65%, during the year as compared to 2024. We were pleased with the overall increase during 2025 and remain focused on achieving further growth in 2026.

The cash cost per produced pound at the conversion facility decreased during the year, reflecting consistent production costs combined with increasing production levels. As noted above, ad valorem and severance taxes were impacted by higher tax rates and higher sales prices, which are used to calculate the taxes. Non-cash costs per produced pound increased slightly. The increase was driven by the amortization of asset retirement obligation assets, which increased as we expanded development activities in the wellfields.

The non-produced cost per pound at the conversion facility increased in 2025 Q4 as compared to 2025 Q3 because of purchasing 100,000 pounds at approximately $82.25 per pound in 2025 Q4.

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

The following table summarizes the results of operations for the years ended December 31, 2025, and 2024:

Results of Operations	Year Ended
(expressed in thousands of U.S. dollars,	December 31,
except per share and non-GAAP per pound data)	2025	2024	Change

Sales	27,207	33,706	(6,499)
Cost of sales	(27,133)	(42,679)	15,546
Gross profit (loss)	74	(8,973)	9,047

Operating costs	(69,454)	(54,116)	(15,338)
Operating profit (loss)	(69,380)	(63,089)	(6,291)

Interest income	2,407	3,677	(1,270)
Interest expense	(1,947)	(336)	(1,611)
Mark to market gain (loss)	(6,124)	6,444	(12,568)
Foreign exchange gain (loss)	(26)	80	(106)
Other income (loss)	172	35	137
Net income (loss)	(74,898)	(53,189)	(21,709)

Foreign currency translation adjustment	(145)	471	(616)
Comprehensive income (loss)	(75,043)	(52,718)	(22,325)

Earnings (loss) per common share:
Basic	(0.20)	(0.17)	(0.03)
Diluted	(0.20)	(0.17)	(0.03)

U3O8 pounds sold	440,000	570,000	(130,000)

U3O8 price per pound sold	61.77	58.15	3.62

U3O8 cost per pound sold	55.52	64.34	(8.82)

U3O8 profit (loss) per pound sold	6.25	(6.19)	12.44

Sales

Sales per the consolidated financial statements include U3O8 product sales and disposal fees and consists of the following:

	Year Ended
Sales	December 31,
(expressed in thousands of U.S. dollars)	2025	2024	Change

U3O8 product sales	27,179	33,146	(5,967)
Disposal fees	28	560	(532)
	27,207	33,706	(6,499)

Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

During 2025, we sold 440,000 pounds at an average price of $61.77 per pound for U3O8 product sales of $27.2 million.  Disposal fees during 2025 were less than $0.1 million.

During 2024, we sold 570,000 pounds at an average price of $58.15 per pound for U3O8 product sales of $33.1 million.  Disposal fees during 2024 were $0.6 million.

The higher average price per pound sold in 2025 compared to 2024 was due to normal term contract price escalation factors.  The lower volume in 2025 was due to the deferral of a 300,000-pound term contract sale to 2026.

The U3O8 product sales in 2024 and 2025 were primarily delivered into sales contracts that were executed in 2022 when the long-term price was between $43 and $52 per pound.

Cost of Sales

Cost of sales per the consolidated financial statements includes U3O8 product costs of sales and lower of cost or NRV adjustments and consists of the following:

	Year Ended
Cost of Sales	December 31,
(expressed in thousands of U.S. dollars)	2025	2024	Change

U3O8 product costs	24,430	36,674	(12,244)
Lower of cost or NRV adjustments	2,703	6,005	(3,302)
	27,133	42,679	(15,546)

During 2025, we sold 440,000 pounds at an average cost of $55.52 per pound for U3O8 product costs of $24.4 million.  NRV adjustments during 2025 were $2.7 million.

During 2024, we sold 570,000 pounds at an average cost of $64.34 per pound for U3O8 product costs of $36.7 million.  NRV adjustments during 2024 were $6.0 million.

The lower average cost per pound sold in 2025 compared to 2024 was primarily due to an NRV adjustment to non-produced pounds of $2.1 million in 2025 Q1, which lowered the average costs of the non-produced pounds when they were subsequently sold in 2025 Q3.  As noted above, the lower volume in 2025 was due to the deferral of a 300,000-pound term contract sale to 2026.

Cost of sales in 2025 included $2.7 million of NRV adjustments, of which $0.6 million related to produced inventory and $2.1 million related to non-produced inventory.  The produced inventory NRV adjustments were incurred in the first half of 2025. As production levels gradually increased, the NRV adjustments decreased, and largely stopped in the second half of 2025.  The non-produced inventory NRV adjustments were incurred in 2025 Q1 when the uranium spot price decreased below the carrying value of the non-produced pounds.

Cost of sales in 2024 included $6.0 million of NRV adjustments, of which $3.5 million related to produced inventory and $2.5 million related to non-produced inventory.

The lower NRV adjustment in 2025 compared to 2024 was due to increased production levels and higher uranium spot prices, which reduced NRV adjustments on produced and non-produced pounds, respectively.

Gross Profit (Loss)

Gross profit (loss) per the consolidated financial statements includes U3O8 product sales, U3O8 product costs, disposal fees, and lower of cost or NRV adjustments and consists of the following:

	Year Ended
Gross Profit (Loss)	December 31,
(expressed in thousands of U.S. dollars)	2025	2024	Change

U3O8 product sales	27,179	33,146	(5,967)
U3O8 product costs	(24,430)	(36,674)	12,244
U3O8 product gross profit (loss)	2,749	(3,528)	6,277
Disposal fees	28	560	(532)
Lower of cost or NRV adjustments	(2,703)	(6,005)	3,302
	74	(8,973)	9,047

Gross profit (loss) is based on sales, which include product sales and disposal fees, and cost of sales, which include product costs and NRV adjustments. The gross profit was $0.1 million in 2025 compared to a gross loss of $9.0 million in 2024. In 2025, the gross profit from selling U3O8 product was nearly offset by the lower of cost or NRV adjustments. The majority of the 2025 NRV adjustment related to non-produced pounds.

In 2024, the Company purchased 300,000 pounds with cash at spot uranium prices and borrowed 250,000 pounds. The non-produced pounds were used to meet a 300,000-pound delivery requirement in 2024 Q4, which resulted in an average U3O8 loss of approximately $20.87 per pound sold and contributed to the larger gross loss in 2024.

Operating Costs

The following table summarizes the operating costs for the years ended December 31, 2025, and 2024:

	Year Ended
Operating Costs	December 31,
(expressed in thousands of U.S. dollars)	2025	2024	Change

Exploration and evaluation	4,899	3,803	1,096
Development	54,430	41,509	12,921
General and administration	8,880	8,044	836
Accretion of asset retirement obligations	1,245	760	485
	69,454	54,116	15,338

Total operating costs increased $15.3 million in 2025. The increase was primarily due to development costs, which increased by $12.9 million due to ramp up activities at Lost Creek and initial pre-mining development activities at Shirley Basin.

Exploration and evaluation expense consists of labor and the associated costs of the geology, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. The $1.1 million increase in 2025 was primarily due to additional labor costs and exploration costs related to our exploration programs at Lost Soldier, North Hadsell, and Lost Creek South. These increases were partially offset by lower service and non-cash costs.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. The $0.8 million increase in 2025 was primarily related to higher labor and outside service costs, which were partially offset by lower non-cash costs.

Development expenses increased approximately $12.9 million in 2025.  The following table summarizes the development costs included in operating costs for the years ended December 31, 2025, and 2024:

	Year Ended
Development Costs	December 31,
(expressed in thousands of U.S. dollars)	2025	2024	Change

Lost Creek mine unit development	36,967	33,975	2,992
Lost Creek disposal well development	913	4,173	(3,260)
Shirley Basin mine unit development	16,481	3,274	13,207
Other development	69	87	(18)
	54,430	41,509	12,921

The Company is considered an exploration stage issuer and expenses its pre-production development costs. These development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at the Lost Creek Project not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at the Shirley Basin Project not directly attributable to the construction of the capitalizable assets of the project, including the installation of the first mine unit and other development costs.

Production stage issuers, as defined by the SEC, having established proven and probable reserves, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method. Depletion is then allocated to inventory and as the inventory is sold, to cost of sales. We are an exploration stage issuer which has resulted in the Company reporting larger losses than if we were a production stage issuer, due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding depletion allocated to future periods of the Company since those costs had been expensed previously, resulting in both lower inventory costs and cost of sales, and results of operations with higher gross profit and lower gross loss than if we would have been in the production stage. As a result, our consolidated financial statements may not be directly comparable to the financial statements of production stage issuers.

As noted above, development expenses increased approximately $12.9 million in the year ended December 31, 2025. The increase was driven by development activities and wellfield construction costs related to the Shirley Basin mine unit (“MU”) one development program. Lost Creek development costs also increased in 2025 as we completed development activities at MU2 and began development activities in MU1 Phase 2, MU4, and MU5.  Activities related to drilling a disposal well at Lost Creek were completed in 2024, leading to higher disposal well development costs in that year as compared to 2025.

Other Income and Expenses

Interest income decreased by $1.3 million in 2025, reflecting lower interest rates and cash balances during the year.  Interest expense increased by $1.6 million in 2025, reflecting a full year of interest costs on the Company’s uranium inventory loan.

Mark-to-market adjustments include revaluations of the Company’s warrant liability and uranium inventory loan during the year plus the initial December 2025 revaluation of derivative instruments associated with the Company’s convertible notes. Increases in the Company’s share price and spot uranium prices led to mark-to-market losses on the warrant liability and uranium inventory loan, respectively, in 2025.  Initial revaluation losses on the derivative instruments related to the convertible notes in December 2025 increased the mark-to-market loss in 2025.

Earnings (loss) per Common Share

The basic and diluted loss per common share was $0.20 and $0.17 for the years ended December 31, 2025, and 2024, respectively. The diluted loss per common share is equal to the basic loss per common share in periods of loss due to the anti-dilutive effects of outstanding stock awards and convertible securities.

Liquidity and Capital Resources

As shown in the Consolidated Statements of Cash Flow, our cash and cash equivalents, and restricted cash and cash equivalents, increased from $87.1 million as of December 31, 2024, to $135.3 million as of December 31, 2025. During 2025, net cash of $114.9 million was provided from financing activities, $43.1 million was used in operating activities, and $23.6 million was used in investing activities.

Operating activities used $43.1 million of cash and cash equivalents in 2025. This includes sales of 440,000 pounds of U3O8 for $27.2 million and the collection of $16.5 million in January 2025 from a uranium sale made in late 2024.  It also reflects the receipt of $2.4 million in interest income, the payment of $1.2 million in interest expense, and spending of $17.6 million on production costs, $8.2 million on uranium purchase costs, and $65.5 million on operating costs. We had $3.3 million of other favorable working capital movements primarily related to increases in accounts payable and accrued liabilities.

Investing activities used $23.6 million of cash in 2025. We spent $18.4 million on construction at Shirley Basin and $5.2 million on vehicles, equipment, and enclosures primarily at Shirley Basin.

Financing activities provided net cash of $114.9 million in 2025. We received net proceeds of $15.6 million from the sale of common shares through our At Market Facility. We raised net proceeds of $98.3 million through the sale of convertible notes, net of financing costs and related capped call purchase costs. We received $1.8 million from the exercise of warrants and stock options and paid $0.1 million in settlement of RSUs redeemed for cash.  We made principal payments of $0.7 million related to vehicle and equipment leases.

Wyoming State Bond Loan

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan called for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. As amended, the principal was payable in quarterly installments with the last payment due on October 1, 2024. The final payment was made March 27, 2024, after which the loan was paid in full.

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

In 2025, we utilized the Amended Sales Agreement for gross proceeds of $16.0 million from sales of 10,619,331 common shares.

2023 Underwritten Public Offering

On February 21, 2023, the Company closed a $46.1 million underwritten public offering of 39,100,000 common shares and accompanying warrants to purchase up to 19,550,000 common shares, at a combined public offering price of $1.18 per common share and accompanying warrant. The gross proceeds to Ur-Energy from this offering were approximately $46.1 million. After fees and expenses of $3.0 million, net proceeds to the Company were approximately $43.1 million. Prior to their expiry, 39,086,499 warrants were exercised to purchase 19,543,249 common shares at $1.50 per common share for proceeds of $29.3 million.  The remaining 13,501 warrants expired on February 20, 2026.

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

Liquidity Outlook

We have multi-year sales contracts in place with eight customers and realized revenues of $27.2 million from the sale of 440,000 pounds U3O8 in 2025. We expect to realize revenues of up to $82.9 million from the sale of as many as 1,300,000 pounds of uranium in 2026. As of March 4, 2026, we had 379,197 pounds of conversion facility inventory including two shipments totaling 69,606 pounds made in 2026, the last of which was enroute to the conversion facility on March 4, 2026. We expect to return 250,000 pounds to a lender in 2026 Q4 to satisfy the terms of our uranium inventory loan. The return of the uranium inventory loan pounds and deliveries into term contracts in 2026 are expected to be made from our existing conversion facility inventory and new production from Lost Creek and Shirley Basin. We are closely monitoring current and expected production from both projects.  The Company may seek to alter our 2026 delivery and inventory loan repayment schedules, borrow additional pounds from the inventory loans, or consider additional uranium purchases, if necessary.

In 2025, we recorded construction costs and capital equipment purchases of approximately $25.5 million at Shirley Basin. We expected to spend approximately $35.6 million in 2025. The $10.1 million variance was largely a timing difference as certain construction activities related to the plant enclosure could not be completed in 2025 Q4 primarily due to wind and other weather-related conditions at the site. The remaining 2025 capital expenditures are expected to be made in 2026. In 2026, we expect to record total construction costs and capital equipment purchases of approximately $25.5 million, including the $10.1 million timing difference from 2025 and the construction of a water treatment system at Shirley Basin.

In 2025, we recorded development costs of approximately $15.2 million at Shirley Basin, including initial wellfield, plant and site administrations costs, which are being charged to development expense until production commences. We expected to spend approximately $13.4 million in 2025. The $1.8 million variance reflects additional costs associated with development efforts at Shirley Basin to achieve start up expectations.  In 2026, we expect to spend approximately $10.1 million on development expenditures at Shirley Basin plus a portion of the initial 2026 wellfield, plant and site administration costs.  After production commences, the subsequent wellfield, plant and site administration costs will be treated as production costs and no longer included in development costs.

At Lost Creek, we plan to construct a wastewater treatment facility. The estimated cost of the facility is $25.0 million.  The construction is expected to start in 2026 H2 and be completed in 2027. The purpose of the facility is to improve our ability to remove solids carried in the wellfield solutions before entering the plant and to reduce the amount of wastewater going to deep disposal wells. The facility is expected to benefit current operations and future restoration by allowing greater flow rates into the plant and optimize wastewater disposal from restoration of depleted wellfields.

Subsequent to December 31, 2025, 38,259,999 warrants were exercised for 19,129,999 underlying whole common shares at an average exercise price of $1.50 per share for proceeds of $28.7 million. As of March 4, 2026, our cash and restricted cash position was $115.3 million and did not include 24,684,999 of the aforementioned warrants exercised in February 2026 for 12,342,499 whole common shares at an average exercise price of $1.50 per share for proceeds of $18.5 million, which will be collected in March 2026.

We anticipate that the capital projects at Shirley Basin and Lost Creek will be funded by cash on hand, warrant proceeds, and expected operating cash flow. We have no immediate plans to issue additional securities or obtain additional financing other than that which may be required due to the uneven nature of cash flows generated from operations and used for construction related activities.

Looking Ahead

We anticipate that 2026 will be a pivotal year for the Company as we commence operations and production at Shirley Basin, our second ISR uranium mining facility with a licensed wellfield capacity of one million pounds U3O8 per year. In addition to Shirley Basin, we will remain focused on the continued ramp up and optimization of operations to increase production rates at Lost Creek.

At Shirley Basin, we have significantly advanced the construction of the plant building and have installed all IX columns and other tanks. Through February 2026, we have pilot drilled 469 injection and production wells in MU1. HHs 1-1 and 1-2 are onsite and three additional header houses are awaiting delivery to Shirley Basin from our Casper construction facility.

HH 1-1 is ready to be brought online to commence injection in and recovery from the wellfield once we have received regulatory approvals. The URP began its pre-operational inspection in late February 2026, and the wellfield data package is under review by the WDEQ.

After initial injection, we will continue to focus at Shirley Basin on completing construction activities inside the plant and the installation and commissioning of all production circuits to transport resin to Lost Creek for processing, drying and drumming. We expect to be able to commence transporting loaded resin to Lost Creek in summer 2026, subject to the receipt of regulatory approvals. Once we are producing and processing U3O8 from Shirley Basin, we intend to commence the development of phase two operations, which will include wastewater disposal.

We look forward to the commencement of production operations at Shirley Basin, as it will diversify our production sources and further support our efforts to remain a leading U.S. uranium producer.

At Lost Creek, in 2025 compared to 2024: we captured 105,147 more pounds U3O8; drummed 161,231 more pounds U3O8; and sold 60,000 more produced pounds U3O8. Although the total pounds that we sold decreased from 2024 to 2025, the decrease was due to the deferral of a 300,000-pound term contract sale to 2026. Our production increases from 2024 to 2025 led to lower cash and non-cash costs per pound sold (exclusive of taxes), higher U3O8 profit per pound sold, and higher U3O8 profit margin. In 2026 at Lost Creek, we will continue to focus on increasing production rates, profit per pound sold, and profit margin.

Our efforts to increase production rates at Lost Creek will include continuing work to resolve the remaining operational challenges associated with our ramp-up. To allow for sustained higher flow rates into the plant and to reduce the amount of wastewater generated at Lost Creek, we plan to initiate construction of a wastewater treatment facility in 2026. We also intend to improve our reverse osmosis systems, implement a more robust maintenance plan, and continue our focus on daily drumming to allow us to package and ship more pounds from the plant.

We plan to conduct additional development activities in MU1 Phase 2, MU5 and MU3 at Lost Creek, and to bring new header houses online in MU1 Phase 2 in 2026 H2. We have 15 drill rigs supporting the development of these Lost Creek recovery areas, as well as delineation of MU4 for planning and development work.

We have conducted a significant amount of hiring since 2023 for the ramp up at Lost Creek and construction and commencement of operations at Shirley Basin. We completed recruitment and hiring within our phased plan for staffing at Shirley Basin. Our recruitment approach has allowed for more thorough safety and task training of staff prior to commencement of operations.

With few exceptions, now that we are fully staffed at both Lost Creek and Shirley Basin, we are focused on retention and training and anticipate continued improvement in operations as our core staff has more time on the job.

As discussed above, we have secured multi-year sales agreements with leading nuclear companies, including several which include market-related pricing components. Our agreements call for base annual deliveries of 100,000 to 1.4 million pounds U3O8 from 2026 through 2033, with additional deliveries at our election of up to 100,000 pounds in 2028, 2029, and 2030. Combined base deliveries from 2026 through 2033 total 5.75 million pounds U3O8. Sales prices are anticipated to be profitable on an all-in production cost basis and escalate annually from initial pricing.

Although Lost Creek and Shirley Basin remain the Company’s priorities, we also plan to continue our exploration program in 2026 to increase our potential to leverage existing infrastructure and expand our potential uranium resources.

In 2025, we began exploration work at our Lost Soldier project northeast of Lost Creek, which included the installation of 18 aquifer test wells. In anticipation of possible permitting, we plan to begin aquifer testing in 2026 Q1 to allow us to better understand the local hydrogeology. Also to prepare for possible permitting, we plan to initiate baseline environmental studies in 2026. Our work continues to analyze drill data and other geologic and hydrogeologic data to calculate a mineral resource estimate; we anticipate preparing a technical report of estimated mineral resources at Lost Soldier in 2026.

We also commenced a program to drill 50 exploration holes at our North Hadsel Project in 2025. We intend to complete that program by the summer 2026, after which we plan to commence a program to drill 120 exploration holes at our LC South Project.

Subsequent to December 31, 2025, 38,259,999 warrants were exercised for 19,129,999 underlying whole common shares at an average exercise price of $1.50 per share for proceeds of $28.7 million.  As of March 4, 2026, our cash and restricted cash position was $115.3 million and did not include 24,684,999 of the aforementioned warrants exercised in February 2026 for 12,342,499 whole common shares at an average exercise price of $1.50 per share for proceeds of $18.5 million, which will be collected in March 2026.

Our safety performance improved from 2024 to 2025. Particularly with the level of new staff and contractors and significant construction and operational activity at both mine sites, we will continue to focus on maintaining safe and compliant operations.

Outstanding Share Data

As of December 31, 2025, and 2024, the Company’s capital consisted of the following:

Share Data	December 31, 2025	December 31, 2024

Common shares	378,169,709	364,101,038

Shares issuable upon the exercise or redemption of:
Stock options	8,883,608	8,594,492
Restricted share units	1,127,706	1,069,645
Warrants	19,136,750	19,520,500

	407,317,773	393,285,675

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Financial Instruments and Other Instruments

As of December 31, 2025, and 2024, the Company’s cash and cash equivalents, and restricted cash and cash equivalents are composed of:

(expressed in thousands of U.S. dollars)

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	December 31, 2025	December 31, 2024

Cash and cash equivalents	123,863	76,055
Restricted cash and cash equivalents	11,484	11,023
	135,347	87,078

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation (“FDIC”), leaving approximately $134.7 million at risk on December 31, 2025, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2025.

Subsequent to December 31, 2025, 38,259,999 warrants were exercised for 19,129,999 underlying whole common shares at an average exercise price of $1.50 per share for proceeds of $28.7 million.  As of March 4, 2026, our cash and restricted cash position was $115.3 million and did not include 24,684,999 of the aforementioned warrants exercised in February 2026 for 12,342,499 whole common shares at an average exercise price of $1.50 per share for proceeds of $18.5 million, which will be collected in March 2026.

Subsequent to December 31, 2025, the Company entered into an arrangement with a bank that utilizes the IntraFi Cash Service (“ICS”) network to allow our U.S. deposits to be placed at multiple deposit institutions in order to maximize FDIC insurance coverage.  As a result, the amount covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the FDIC increased to $31.1 million as of March 4, 2026, leaving approximately $95.7 million at risk should the financial institutions in which these amounts are invested be rendered insolvent.

Currency Risk

As of December 31, 2025, we maintained a balance of approximately $3.6 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of December 31, 2025, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $10.4 million, the current portion of leases payable of $0.5 million and the repayment of the inventory loan currently valued at $16.6 million. As of December 31, 2025, we had $123.9 million in cash and cash equivalents, no trade receivables and $24.3 million in inventory.

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

Commodity Price Risk

The Company is subject to commodity price risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $86.73 per pound as of March 4, 2026.

Transactions with Related Parties

During the year ended December 31, 2025, we did not participate in any reportable material transactions with related parties.

Proposed Transactions

As is typical of the mineral exploration, development, and mining industry, we will consider and review potential merger, acquisition, investment and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

New Accounting Pronouncements Which were Implemented this Year

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and is applied either prospectively or retrospectively at the option of the Company. The Company adopted this standard on January 1,  2025, which resulted in expanded income tax disclosures in these consolidated financial statements.

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

Lost Creek has been the Company’s sole source of U3O8 produced and sold to generate sales revenues since 2013. The economic viability of the Company’s mining activities, including the expected duration and profitability of Lost Creek and of any future ISR mines, such as Shirley Basin, has many risks and uncertainties. These include, but are not limited to: (i) a significant, prolonged decrease in the market price of uranium; (ii) difficulty in marketing and/or selling uranium concentrates; (iii) significantly higher than expected capital costs to construct the mine and/or processing plant; (iv) significantly higher than expected extraction costs; (v) significantly lower than expected uranium extraction; (vi) significant delays, reductions or stoppages of uranium extraction activities; and (vii) the introduction of significantly more stringent regulatory laws and regulations.

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

Derivative Financial Instruments

We record derivative financial instruments on our consolidated balance sheets at fair value as either an asset or a liability with changes in fair value recognized currently in earnings. As of December 31, 2025, we have recognized four separate derivative instruments on our consolidated balance sheets, two of which are associated with our 2025 Convertible Notes.

The valuation methodology used as the basis of determining the amount allocated to the Conversion Option Derivative instrument and the related mark-to-market gain (loss) was a with-and-without methodology utilizing a binomial lattice model (Level 3). This model required the use of assumptions that were subjective and, had different assumptions been used, the resulting mark to market gain (loss) and amount reflected as a discount to the respective Convertible Notes could have been materially different.

The valuation methodology used as the basis of determining the amount allocated to the Capped Call Derivative and the related mark-to-market gain (loss) was a Black Scholes fair value model (Level 2). This model used implied volatility assumptions that the Capped Call counterparty banks utilized and are subjective and, had different assumptions been used, the resulting mark to market gain (loss) could have been materially different.

The valuation methodology used as the basis of determining the amount allocated to the warrant liability and the related mark-to-market gain (loss) was a Black Scholes fair value model (Level 2). The valuation methodology used to determine the inventory derivative obligation associated with the Company’s agreement whereby the Company has borrowed 250,000 pounds as of December 31, 2025, is based on the current average U3O8 spot price and the number of pounds borrowed, adjusted for the inventory loan deposit paid (Level 2). While these two derivative instruments incorporate certain assumptions into their valuations, these assumptions are less subjective in nature relative to the Conversion Option Derivative and the Capped Call Derivative but, nevertheless, had different assumptions been used, the resulting mark to market gain (loss) could have been materially different.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

As of the fiscal year ended December 31, 2025, under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act: (1) is recorded, processed and summarized effectively and reported within the time periods specified in SEC rules and forms, and (2) is accumulated and communicated to Company management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of internal control over financial reporting. No matter how well designed and operated, internal controls over financial reporting can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

(d)Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated by reference in this report.

Code of Ethics

We have adopted a Code of Ethics (“Code”) which applies to all employees, officers, and directors. The full text of the Code is available on our website at https://www.ur-energy.com/about/corporate-governance/governance-documents/. We will post any amendments to, or waivers from, the Code on our corporate website or by filing a Current Report on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 12. SECURITY OWNERSHIP OF Certain BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated by reference in this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated by reference in this report.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

The Consolidated Financial Statements filed as part of this Form 10-K begin on page F-2.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date of Report	Exhibit	Filed Herewith
3.1	Articles of Continuance and Articles of Amendment	S-3	1/10/2014	3.1

3.2	Amended By-Law No. 1	S-3	1/10/2014	3.2

3.3	By-Law No. 2 (Advance Notice)	8-K	2/25/2016	3.1

4.1	Description of Registrant Securities				X

4.2	Indenture, dated December 15, 2025, between Ur-Energy Inc. and U.S. Bank Trust Company, National Association	8-K	12/15/2025	4.1

4.3	Form of 4.75% Convertible Senior Notes due 2031 (included in Exhibit 4.2)	8-K	12/15/2025	4.2

10.1	Amended and Restated At Market Issuance Sales Agreement, dated as of June 7, 2021, between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co.	8-K	6/9/2021	1.1

10.1.1	Amendment No. 1 to the Amended and Restated At Market Issuance Sales Agreement, dated December 17, 2021, between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co.	8-K	12/21/2021	1.2

10.1.2	Amendment No. 2 to the Amended and Restated At Market Issuance Sales Agreement, dated July 19, 2023 between the Company, B. Riley Securities, Inc. and Cantor Fitzgerald & Co.	8-K	7/20/2023	3.1

10.2	Employment Agreement with Roger L. Smith, effective as of May 1, 2008, as amended on May 16, 2011, October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.9

10.2.1	Amendment 2020-01 to Employment Agreement with Roger L. Smith, dated as of December 10, 2020(*)	10-K	2/26/2021	10.17

10.3	Employment Agreement with Steven M. Hatten, effective as of May 17, 2011 as amended on October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.10

10.3.1	Amendment 2020-01 to Employment Agreement with Steven M. Hatten, dated December 10, 2020(*)	10-K	2/26/2021	10.18

10.3.2	Amendment 2023-01 to Employment Agreement with Steven M. Hatten, dated April 7, 2023(*)	10-Q	5/1/2023	10.2

10.4	Employment Agreement with John W. Cash, effective as of May 17, 2011, as amended on October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.11

10.4.1	Amendment 2020-01 to Employment Agreement with John W. Cash, dated December 10, 2020(*)	10-K	2/26/2021	10.19

10.4.2	Amendment 2023-01 to Employment Agreement with John W. Cash, dated April 7, 2023(*)	10-Q	5/1/2023	10.1

10.5	Employment Agreement with Penne A. Goplerud, effective as of May 17, 2011, as amended on October 24, 2011 and January 1, 2013(*)	10-K	3/3/2014	10.12

10.5.1	Amendment 2020-01 to Employment Agreement with Penne A. Goplerud, dated December 10, 2020(*)	10-K	2/26/2021	10.20

10.6	Amended and Restated Employment Agreement with Matthew D. Gili, dated December 4, 2025(*)	8-K	12/8/2025	10.1

10.7	Amended and Restated Employment Agreement with Ryan S. Schierman, dated December 12, 2025(*)				X

10.8	Amended and Restated Employment Agreement with Jade Walle, dated December 12, 2025(*)				X

10.9	Employment Agreement with David A. Ritchie, dated November 24, 2025(*)				X

10.10	Form of Capped Call Transaction Confirmation	8-K	12/15/2025	10.1

10.11	Ur-Energy Inc. Amended and Restated Stock Option Plan 2005	8-K	4/17/2017	10.1

10.12	Ur-Energy Inc. Amended and Restated Restricted Share Unit & Equity Incentive Plan	8-K	4/16/2021	10.1

19.1	Ur-Energy Inc. Policies Concerning Confidentiality, Public Disclosure and Restrictions on Trading of Securities	10-K	4/11/2025	19.1

21.1	Subsidiaries of the Registrant	10-K	3/06/2023	21.1

23.1	Consent of BDO USA, P.C.				X

23.2

Consent of WWC Engineering with regard to the Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA and the Technical Report Summary on Shirley Basin Project, Carbon County, Wyoming, USA

					X

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

96.1	Technical Report Summary on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA	10-K			X

96.2	Technical Report Summary on the Shirley Basin ISR Uranium Property, Carbon County, Wyoming, USA, as amended	10-K/A	3/11/2024	96.2

97.1	Ur-Energy Inc. Executive Compensation Clawback Policy	10-K	3/6/2024	97

99.1	Location maps (1)				X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Filed herewith under Items 1 and 2. Business and Properties.
(*)	Denotes management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UR-ENERGY INC.

Date: March 10, 2026	By:	/s/ Matthew D. Gili
Matthew D. Gili
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2026	By:	/s/ Matthew D. Gili
Matthew D. Gili
Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2026	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 10, 2026	By:	/s/ John W. Cash
John W. Cash
Director

Date: March 10, 2026	By:	/s/ Rob Chang
Rob Chang
Director

Date: March 10, 2026	By:	/s/ Elmer W. Dyke
Elmer W. Dyke
Director

Date: March 10, 2026	By:	/s/ Gary C. Huber
Gary C. Huber
Director

Date: March 10, 2026	By:	/s/ Thomas H. Parker
Thomas H. Parker
Director

Date: March 10, 2026	By:	/s/ John Paul Pressey
John Paul Pressey
Director

Date: March 10, 2026	By:	/s/ Kathy E. Walker
Kathy E. Walker
Director

Ur-Energy Inc.

Headquartered in Casper, Wyoming

Consolidated Financial Statements

December 31, 2025

(expressed in thousands of U.S. dollars unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Ur-Energy Inc.

Casper, Wyoming

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ur-Energy Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of impairment indicators of capital assets

As described in Notes 2 and 10 to the consolidated financial statements, capital assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable (“impairment indicators”). The net book value of the Company’s capital assets was $49.7 million as of December 31, 2025. Management applies significant judgment to assess capital assets for impairment indicators that could give rise to the requirement to conduct a recoverability test. Circumstances that could trigger a recoverability test include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; significant changes in expected capital, operating, or reclamation costs; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. Management did not identify impairment indicators that would require a recoverability test for the year ended December 31, 2025.

We identified management’s assessment of impairment indicators of capital assets as a critical audit matter. Judgment is required by management when assessing whether there were indicators of impairment related to the Company’s capital assets, specifically related to assessing whether there were: (i) significant adverse changes in the business climate including significant adverse changes in legal factors; (ii) significant changes in expected capital, operating or reclamation costs; and (iii) significant decreases in the market price of the capital assets. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address this matter.

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

Accounting and Valuation for Convertible Notes, Conversion Option Derivative and Capped Call Derivative

As described in Notes 11, 13 and 14 to the consolidated financial statements, in December 2025 the Company issued a $120 million aggregate principal amount of convertible senior notes due 2031 (the “Convertible Notes”) which included an embedded conversion feature (the “Conversion Option Derivative”) that met the criteria for bifurcation and was recognized as a separate derivative instrument valued at $52.3 million as of December 31, 2025.  In connection with the issuance of the Convertible Notes, the Company entered into a capped call transaction (the “Capped Call Derivative”) valued at $15.1 million as of December 31, 2025.  Both the Conversion Option Derivative and Capped Call Derivative are remeasured each reporting period with changes in fair value being recorded within the consolidated  statement of operations and comprehensive loss.

We identified the Company’s accounting and valuation for the Convertible Notes, Conversion Option Derivative, and Capped Call Derivative, as a critical audit matter. Determining whether the Conversion Option Derivative  met the criteria for bifurcation to be recognized as a separate derivative instrument and whether the Conversion Option Derivative and the Capped Call Derivative met the criteria for equity classification involved the use of significant judgment in the application of complex accounting standards. Additionally, subsequent to assessment of the liability classification of the Conversion Option Derivative, and the asset classification of the Capped Call Derivative, management used key assumptions in determining their fair values, including volatility. Auditing these elements involved especially challenging, subjective, and complex auditor judgment due to the nature and extent of the audit effort required to evaluate management’s application of complex accounting standards to these elements, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Reading and analyzing the relevant agreements to identify relevant terms and conditions that affect whether the Conversion Option Derivative embedded within the Convertible Notes met the criteria to be bifurcated and recognized as a separate derivative instrument and whether the Conversion Option Derivative and the Capped Call Derivative met the criteria for equity classification.
•	Utilizing firm personnel with expertise in the relevant technical accounting, to assist in evaluating the Company’s conclusions regarding whether the Conversion Option Derivative met the criteria to be bifurcated and recognized as a separate derivative instrument and whether the Conversion Option Derivative and the Capped Call Derivative met the criteria for equity classification.
•	Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of the volatility assumption used in the fair value calculations.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2024.

Spokane, Washington

March 10, 2026

Ur-Energy Inc.
Consolidated Balance Sheets
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	December 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	4	123,863	76,055
Trade receivables	5	—	16,511
Inventory	7	24,291	20,744
Prepaid expenses and other current assets		1,568	1,597
Current portion of lease receivables (net)	6	708	354
Total current assets		150,430	115,261

Non-current assets
Lease receivables (net)	6	1,814	1,127
Restricted cash and cash equivalents	8	11,484	11,023
Mineral properties (net)	9	43,881	39,380
Capital assets (net)	10	49,742	27,337
Capped call derivative	11	15,108	—
Total non-current assets		122,029	78,867
Total assets		272,459	194,128

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	12	10,369	4,474
Inventory derivative obligation (net)	15	16,638	14,408
Current portion of financing lease liabilities	18	484	309
Environmental remediation accrual		164	63
Total current liabilities		27,655	19,254

Non-current liabilities
Long-term debt	13	66,421	—
Conversion option derivative	14	52,258	—
Warrant liability	16	1,541	2,529
Asset retirement obligations	17	44,474	36,857
Financing lease liabilities	18	1,312	931
Stock option liabilities	19	1,346	1,758
Total non-current liabilities		167,352	42,075

Commitments and contingencies	25

Shareholders’ equity
Share capital	19	432,761	413,242
Contributed surplus		19,645	19,468
Accumulated other comprehensive income		4,044	4,189
Accumulated deficit		(378,998)	(304,100)
Total shareholders’ equity		77,452	132,799
Total liabilities and shareholders’ equity		272,459	194,128

Ur-Energy Inc.
Consolidated Statements of Operations and Comprehensive Loss
(expressed in thousands of U.S. dollars, except share and per share data)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended
		December 31,
	Note	2025	2024

Sales	20	27,207	33,706
Cost of sales	21	(27,133)	(42,679)
Gross profit (loss)		74	(8,973)

Operating costs	22	(69,454)	(54,116)
Operating profit (loss)		(69,380)	(63,089)

Interest income		2,407	3,677
Interest expense		(1,947)	(336)
Mark to market gain (loss)		(6,124)	6,444
Foreign exchange gain (loss)		(26)	80
Other income (loss)		172	35
Net income (loss)		(74,898)	(53,189)

Foreign currency translation adjustment		(145)	471
Comprehensive income (loss)		(75,043)	(52,718)

Income (loss) per common share:
Basic		(0.20)	(0.17)
Diluted		(0.20)	(0.17)

Weighted average common shares:
Basic		368,390,765	317,661,375
Diluted		368,390,765	317,661,375

Ur-Energy Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(expressed in thousands of U.S. dollars, except share data)
(the accompanying notes are an integral part of these consolidated financial statements)

	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2023		270,898,900	302,182	19,881	3,718	(250,911)	74,870

Shares issued for cash	19	82,662,325	97,568	-	-	-	97,568
Share issue costs	19	-	(4,683)	-	-	-	(4,683)
Exercise of warrants	19	8,188,250	15,849	-	-	-	15,849
Exercise of stock options	19	2,351,563	2,326	(319)	-	-	2,007
Stock option liability adjustment	19	-	-	(1,310)	-	-	(1,310)
Redemption of RSUs		-	-	(60)	-	-	(60)
Stock compensation		-	-	1,276	-	-	1,276
Net income (loss)		-	-	-	471	(53,189)	(52,718)
December 31, 2024		364,101,038	413,242	19,468	4,189	(304,100)	132,799

Shares issued for cash	19	10,619,331	15,983	-	-	-	15,983
Share issue costs	19	-	(399)	-	-	-	(399)
Exercise of warrants	19	383,750	730	-	-	-	730
Exercise of stock options	19	2,568,097	2,567	(12)	-	-	2,555
Redemption of RSUs		497,493	638	(747)	-	-	(109)
Stock compensation		-	-	936	-	-	936
Net income (loss)		-	-	-	(145)	(74,898)	(75,043)
December 31, 2025		378,169,709	432,761	19,645	4,044	(378,998)	77,452

Ur-Energy Inc.
Consolidated Statements of Cash Flows
(expressed in thousands of U.S. dollars)
(the accompanying notes are an integral part of these consolidated financial statements)

		Year Ended
		December 31,
	Note	2025	2024

Operating activities
Net income (loss)		(74,898)	(53,189)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	19	1,904	2,387
Borrowed inventory included in cost of sales	21	—	19,282
Payment of deposit on borrowed inventory		—	(3,750)
Net realizable value adjustments		2,703	6,005
Amortization of mineral properties		1,871	387
Depreciation of capital assets		3,819	2,735
Accretion of asset retirement obligations	17	1,245	760
Amortization of debt discount	13	459	33
Provision for reclamation		101	(6)
Mark to market loss (gain)		6,124	(6,444)
Loss (gain) on sale of assets		225	—
Unrealized foreign exchange gain		28	(80)
Changes in non-cash working capital:
Trade receivables	5	16,511	(16,511)
Inventory	7	(6,250)	(24,178)
Lease receivables	6	770	(1,196)
Prepaid expenses and other current assets		791	(251)
Accounts payable and accrued liabilities	12	1,470	2,098
Net cash provided by (used in) operating activities		(43,127)	(71,918)

Investing activities
Purchase of capital assets	10	(23,620)	(9,046)
Net cash provided by (used in) investing activities		(23,620)	(9,046)

Financing activities
Issuance of common shares for cash	19	15,983	97,568
Share issue costs	19	(399)	(4,683)
Proceeds from convertible notes issuance	13	120,000	—
Convertible notes financing costs	13	(4,987)	—
Purchase of capped call	11	(16,620)	—
Proceeds from exercise of warrants and stock options	19	1,754	12,401
RSU redeemed for cash	19	(109)	(60)
Changes in financial lease liability		(692)	391
Repayment of long-term debt	13	—	(5,727)
Net cash provided by (used in) financing activities		114,930	99,890

Effects of foreign exchange rate changes on cash		86	(97)

Increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents		48,269	18,829
Beginning cash and cash equivalents, and restricted cash and cash equivalents		87,078	68,249
Ending cash and cash equivalents, and restricted cash and cash equivalents	23	135,347	87,078

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004 under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage issuer, as defined by the U.S. Securities Exchange Commission (“SEC”). The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013.

Due to the nature of the uranium recovery methods used by the Company, the Company has not determined whether its properties contain mineral reserves. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from disposition of the properties. Furthermore, the Company currently has no plans to establish proven or probable reserves for any of its uranium projects for which the Company plans on utilizing in situ recovery (“ISR”) mining, such as the Lost Creek Property or the Shirley Basin Project, which would require completion of a bankable feasibility study for each project. As a result, and even though the Company commenced recovery of uranium at the Lost Creek Project in August 2013, the Company remains an exploration stage issuer, and will continue to remain an exploration stage issuer until such time as proven or probable mineral reserves have been established.

2.	Summary of Significant Accounting Policies

Basis of presentation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include all the assets, liabilities and expenses of the Company and its wholly owned subsidiaries Ur-Energy USA Inc.; NFU Wyoming, LLC; Lost Creek ISR, LLC; and Pathfinder Mines Corporation. All inter-company balances and transactions have been eliminated upon consolidation. Ur-Energy Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

Exploration stage

Because the Company commenced recovery of uranium at the Lost Creek Project without having established proven and probable reserves, any uranium resources established or extracted from the Lost Creek Project should not be in any way associated with having established proven or probable mineral reserves.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates management makes in the preparation of these consolidated financial statements relate to the fair value of stock-based compensation, warrant liability, and capped call derivative using the factors associated with the Black-Scholes calculations, the fair value of the conversion option using the factors associated with the binomial lattice model, the estimation of the amount of recoverable uranium included in the in-process inventory, the impairment of long-lived assets including mineral properties, the estimation of the fair market value of non-produced inventory and the inventory derivative obligation, the estimation of inputs used to calculate asset retirement obligations such as credit-adjusted risk free discount rates and inflation rates, total cost and the time until the asset retirement commences and the offset of future income taxes through deferred tax assets. Actual results could differ from those estimates.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Functional and reporting currency

The reporting currency for these consolidated financial statements is the U.S. dollar. Items included in the consolidated financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”). The functional currency of Ur-Energy Inc. is the Canadian dollar and the functional currency for Ur-Energy USA Inc. and its subsidiaries, all of which are wholly owned subsidiaries, is the U.S. dollar.

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid investments with original maturities of three months or less. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

Restricted cash and cash equivalents

Cash and cash equivalents that secure various instruments related to surety bonds, which secure reclamation obligations and a state lease, are shown as restricted cash. Restricted cash and cash equivalents are excluded from cash and cash equivalents and are included in non-current assets.

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

Lease receivables

The Company originates direct finance leases for drilling equipment. The residual value of the direct finance leases is specified in the lease agreement. Residual value payments owed to the Company at the conclusion of these leases amounted to $0.4 million at December 31, 2025, and are included in the carrying value of direct finance leases. Unearned lease revenue represents the difference between the Company’s investment in the property and the gross investment in the lease. Unearned revenue is accrued over the life of the lease using the effective interest method.

Inventory

In-process inventory represents uranium that has been extracted from the wellfield and captured in the processing plant and is currently being transformed into a saleable product. Plant inventory is triuranium octoxide (“U3O8”) that is contained in yellowcake, which has been dried and packaged in drums, but not yet shipped to the third-party conversion facility. Conversion facility inventory is U3O8 that has been shipped to the conversion facility. The amount of U3O8 in the conversion facility inventory includes the amount of U3O8 contained in drums shipped to the conversion facility plus or minus any final weighing and assay adjustments per the terms of our uranium supplier’s agreement with the conversion facility.  Inventory values are calculated on a weighted average basis.

The Company’s inventories are measured at the lower of cost or net realizable value (“NRV”) and reflect the U3O8 content in various stages of the production and sales process including in-process inventory, plant inventory, and conversion facility inventory.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
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

Production stage issuers, as defined by the SEC, having established proven and probable reserves, typically capitalize expenditures relating to ongoing development activities, with corresponding depletion calculated over proven and probable reserves using the units-of-production method. Depletion is then allocated to inventory and as the inventory is sold, to cost of sales. We are an exploration stage issuer which has resulted in the Company reporting larger losses than if we were a production stage issuer, due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities. Additionally, there would be no corresponding depletion allocated to future periods of the Company since those costs had been expensed previously, resulting in both lower inventory costs and cost of sales, and results of operations with higher gross profit and lower gross loss than if we would have been in the production stage. As a result, our consolidated financial statements may not be directly comparable to the financial statements of production stage issuers.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

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

When potential impairment is indicated, management calculates the estimated undiscounted future net cash flows relating to the asset or asset group using estimated future prices, recoverable resources and operating, capital, and reclamation costs. When the carrying value of an asset exceeds the related undiscounted cash flows, the asset is written down to its estimated fair value, which is determined using discounted future net cash flows, or other measures of fair value.  Changes in these estimates may materially impact the carrying value of the assets. Management did not identify impairment indicators that would require a formal impairment test for the years ended December 31, 2025 and 2024.

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

Long-term debt

Long-term debt is carried at amortized cost. Debt issuance costs, debt premiums and discounts are included in the long-term debt balance and amortized using the effective interest method over the contractual terms of the long-term debt.

Derivative financial instruments

The Company records derivative financial instruments on the consolidated balance sheets at fair value as either an asset or a liability with changes in fair value recognized in earnings. Derivative financial instruments are classified as either current or non-current based upon the related classification of the host contract.

The inventory derivative obligation is adjusted to fair value using the average current spot uranium price before subtracting the related cash deposit held by the lender. The warrant liability and capped call derivative are adjusted to fair value using the Black Scholes valuation model. The conversion option derivative is adjusted to fair value using a binomial lattice valuation model.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Asset retirement obligations consist of estimated final well abandonments, plant closure and removal, and the associated reclamation and restoration costs to be incurred by the Company in the future. The estimated value of the asset retirement obligation is based on the current estimated reclamation cost escalated at an inflation rate and then discounted at a credit adjusted risk-free discount rate. This liability is recorded, and a corresponding asset is capitalized as part of the cost of the related asset. The asset is amortized over its remaining estimated productive life. The liability accretes until it reaches the estimated future reclamation cost and remains until the Company settles the obligation.

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

Revenue recognition

Our revenues are primarily derived from the sale of U3O8 under either long-term (deliveries typically in two to five years) or spot (immediate delivery) contracts with our customers. The contracts specify the quantity to be delivered, the price or specific calculation method of the price, payment terms, and the year(s) of the delivery. When a customer delivery is approved, the Company notifies the third-party conversion facility with instructions for a title transfer to the customer. For sales of U3O8, the single performance obligation is met, the transaction price is known, and revenue is recognized at the time of the transfer of control of the agreed-upon quantities to the customer at the third-party conversion facility.

Stock-based compensation

Stock-based compensation cost from the issuance of stock options and restricted share units (“RSUs”) is measured at the grant date based on the fair value of the award and is recognized over the related service period using the straight-line method. Stock-based compensation costs are charged to cost of sales, exploration and evaluation, development, and general and administrative expense on the same basis as other compensation costs.  The Company does not estimate the potential for forfeiture of stock-based compensation awards when determining the fair value of awards on the grant date. In the case of a stock-based compensation award that is either canceled or forfeited prior to vesting, the amortized expense associated with the unvested award is reversed.

Awards of options that provide for an exercise price that is not denominated in: (a) the currency of a market in which a substantial portion of the Company's equity securities trades in, (b) the currency in which the employee's pay is denominated, or (c) the functional currency of the employer’s operations, are required to be classified as liabilities. The Company previously used the substantial portion trading exception to classify the Canadian dollar denominated options awards issued to U.S. based employees as equity. However, the decrease in the number of shares traded in the Canadian market for the Company’s trading symbol, URE, as compared to the number of shares traded on the NYSE American for the Company’s trading symbol, URG, following our July 29, 2024 underwritten public offering resulted in the reclassification of outstanding stock options that were issued to US based employees which were denominated in Canadian dollars from equity-classified to liability-classified options (see note 19).  The reclassification is accounted for as a share option modification in accordance with FASB’s ASC 718 – Compensation – Stock

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Compensation (“ASC 718”). Under ASC 718, when an award is reclassified from equity to liability, if at the reclassification date the original vesting conditions are expected to be satisfied, then the minimum amount of compensation cost to be recognized is based on the grant date fair value of the original award. Fair value changes below this minimum amount are recorded in additional paid-in capital. For each reporting period after the modification date, the stock option liability is adjusted so that it equals the portion of the requisite service provided multiplied by the modified award’s fair value at the end of the reporting period. Increases in the fair value of the liability in excess of the minimum grant date compensation cost described above are recognized as share-based compensation in operating expenses in the consolidated statements of operations and comprehensive loss. For all grants of liability-classified option awards, the compensation cost is remeasured at each reporting period until the settlement date.

Income taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company provides a valuation allowance on deferred tax assets unless it is more likely than not that such assets will be realized.

Earnings and loss per share calculations

Diluted earnings per common share are calculated by including all options that are in-the-money based on the average stock price for the period as well as RSUs that are outstanding. The treasury stock method was applied to determine the dilutive number of options. Warrants are included only if the exercise price is less than the average stock price for the quarter. The convertible notes utilize the if-converted method which assumes convertible securities are converted into common shares and the numerator is reduced by interest expense incurred. In periods of loss, the diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of outstanding stock awards and convertible securities.  All share awards and convertible securities were anti-dilutive for all periods presented.

Segments

We regularly review our reportable segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single operating segment. Our determination that we operate as a single segment is consistent with the financial information as presented in the consolidated statements of operations and comprehensive loss, which is regularly reviewed by the chief operating decision maker (CODM), considered to be the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President Finance, and General Counsel, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis with consideration given to key financial metrics, including gross profit (loss), operating loss, and net loss. All revenues are earned within the U.S., and all of the Company’s long-lived assets are within the U.S.. As the Company operates as a single reportable segment, segment assets represent total assets as presented in the consolidated balance sheets. Significant expenses reviewed by the CODM are consistent with the presentation of expenses in the Company’s consolidated statements of operations and comprehensive loss, note 21, and note 22, as shown in the table below.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

	Year Ended
	December 31,
Single Reportable Segment	2025	2024

U3O8 sales	27,179	33,146
Disposal fees	28	560
Sales	27,207	33,706

U3O8 product costs	24,430	36,674
Lower of cost or NRV adjustments	2,703	6,005
Cost of sales	27,133	42,679

Gross profit (loss)	74	(8,973)

Exploration and evaluation	4,899	3,803
Development	54,430	41,509
General and administration	8,880	8,044
Accretion of asset retirement obligations	1,245	760
Operating costs	69,454	54,116

Operating profit (loss)	(69,380)	(63,089)

Interest income	2,407	3,677
Interest expense	(1,947)	(336)
Mark to market gain (loss)	(6,124)	6,444
Foreign exchange gain (loss)	(26)	80
Other income (loss)	172	35
Net income (loss)	(74,898)	(53,189)

Classification of financial instruments

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

The Company's financial assets and liabilities as of December 31, 2025 and 2024 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, and lease liabilities. These financial assets and liabilities are carried at cost, which approximates fair value due to their short-term maturities.  Long-term debt is also carried at cost in the consolidated balance

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

sheets.  Financial instruments, including the inventory derivative obligation, warrant liability, conversion option derivative, and capped call derivative are adjusted to fair value on a recurring basis.

The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties and capital assets. The Company did not record impairment to any non-financial assets in the years ended December 31, 2025 and 2024 and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair values and fair value hierarchies of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	Fair Value Hierarchy as of December 31, 2025				Fair Value Hierarchy as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	2,938	—	—	2,938	65,096	—	—	65,096
Restricted cash equivalents	11,472	—	—	11,472	11,011	—	—	11,011
Capped call derivative	—	15,108	—	15,108	—	—	—	—
	14,410	15,108	—	29,518	76,107	—	—	76,107

Financial instrument liabilities
Inventory derivative obligation (net)	—	16,638	—	16,638	—	14,408	—	14,408
Warrant liability	—	1,541	—	1,541	—	2,529	—	2,529
Stock option liabilities	—	1,346	—	1,346	—	1,758	—	1,758
Conversion option derivative	—	—	52,258	52,258	—	—	—	—
	—	19,525	52,258	71,783	—	18,695	—	18,695

3.	New Accounting Pronouncements

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and is applied either prospectively or retrospectively at the option of the Company. The Company adopted this standard retrospectively on January 1, 2025, which resulted in expanded income tax disclosures in these consolidated financial statements.

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

4.	Cash and cash equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	December 31, 2025	December 31, 2024

Cash on deposit	120,925	8,692
Money market and short-term government bond investment accounts	2,938	67,363
	123,863	76,055

5.	Trade Receivables

The Company’s trade receivables consist of the following:

Trade Receivables	December 31, 2025	December 31, 2024

Uranium sales	—	16,500
Disposal fees	—	11
	—	16,511

6.	Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	December 31, 2025	December 31, 2024

Current
Lease receivables	863	446
Unearned income	(155)	(92)
	708	354

Long-term
Leases receivable	2,006	1,249
Unearned income	(192)	(122)
	1,814	1,127

The leases are direct financing leases of drilling equipment.  The lease terms are three to five years with a residual payment at the end of the term.  The lease terms include provisions for prepayment after a certain period. For the years ended December 31, 2025 and 2024, lease payments received totaled $0.7 million and $0.2 million, respectively, and lease income was $0.2 million and less than $0.1 million, respectively, and is recorded in other income (loss) in the consolidated statements of operations and comprehensive loss.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Lease receivable maturities including residual values as of December 31, 2025 are as follows:

Lease Receivable Maturities	December 31, 2025

2026	863
2027	726
2028	736
2029	393
2030	151
Total	2,869
Less unearned income	347
Present value of lease receivables	2,522

Current portion of lease receivables	708
Non-current portion of lease receivables	1,814
Total lease receivables (net)	2,522

7.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	December 31, 2025	December 31, 2024

In-process inventory	201	42
Plant inventory	1,097	1,840
Conversion facility inventory	22,993	18,862
	24,291	20,744

Using lower of cost or net realizable value, the Company reduced the total inventory valuation by $2,703 in 2025 and $6,005 in 2024.

8.	Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consists of the following:

Restricted Cash and Cash Equivalents	December 31, 2025	December 31, 2024

Reclamation related restricted cash and cash equivalents	11,423	11,011
Other restricted cash and cash equivalents	61	12
	11,484	11,023

The Company’s restricted cash equivalents consist of money market accounts and short-term government bond instruments.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the Bureau of Land Management (“BLM”), as applicable. The restricted cash and cash equivalents are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $50.4 million and $42.1 million of coverage towards reclamation obligations were collateralized by the restricted cash as of December 31, 2025, and 2024, respectively.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

9.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Property Activity	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2023	2,466	17,726	14,714	34,906

Change in estimated asset retirement costs	4,733	128	—	4,861
Depletion and amortization	(387)	—	—	(387)

December 31, 2024	6,812	17,854	14,714	39,380

Change in estimated asset retirement costs	4,242	2,130	—	6,372
Depletion and amortization	(1,871)	—	—	(1,871)

December 31, 2025	9,183	19,984	14,714	43,881

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

10.	Capital Assets

The Company’s capital assets consist of the following:

	December 31, 2025			December 31, 2024
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	11,182	(5,879)	5,303	8,775	(4,472)	4,303
Enclosures	52,146	(20,281)	31,865	37,632	(18,562)	19,070
Machinery and equipment	11,328	(1,442)	9,886	4,012	(1,208)	2,804
Furniture and fixtures	2,024	(191)	1,833	1,129	(180)	949
Information technology	1,819	(964)	855	1,362	(1,151)	211
	78,499	(28,757)	49,742	52,910	(25,573)	27,337

11.	Capped Call Derivative

As discussed in note 2, the Company’s functional currency is the Canadian dollar and as discussed in note 13, the capped call transaction (the “Capped Call”) cap price is $2.72 per common share.  Because the Capped Call is priced in U.S. dollars, relative to the Company’s functional currency, US GAAP requires the Capped Call to be accounted for as a stand-alone derivative instrument (the "Capped Call Derivative"). The Capped Call Derivative is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market changes in fair value are recorded in earnings.  Using Level 2 inputs of the fair value hierarchy under US GAAP, the Capped Call Derivative is measured and recorded at fair value using the Black-Scholes model described below as there is no active market for the Capped Call.

The fair value of the Capped Call Derivative asset was $16.6 million as of December 15, 2025, the issuance date of the Convertible Notes and Capped Call, and was based on the $16.6 million option premium paid to the counterparty banks.  The Capped Call Derivative fair value was $15.1 million at December 31, 2025, which resulted in a $1.5 million mark-to-market loss for the year ended December 31, 2025.  The Capped Call Derivative fair value was determined using a fair value model with the following assumptions:

Capped Call Derivative Fair Value Model Assumptions	December 31, 2025

Expected life (years)	5.0
Volatility	49.8% - 70.4%
Risk free rate	3.70%
Expected dividend rate	—%
Exercise prices (capped call floor)	$ 1.73
Exercise prices (capped call ceiling)	$ 2.72
Current market price	$ 1.39

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

12.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	December 31, 2025	December 31, 2024

Accounts payable	8,636	3,292
Accrued payroll liabilities	1,123	816
Accrued severance, ad valorem, and other taxes payable	610	366
	10,369	4,474

13.	Long-Term Debt

Convertible Notes

On December 15, 2025, the Company issued $120.0 million aggregate principal amount of Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 4.75%, annually, payable semiannually in arrears, beginning July 15, 2026, and mature on January 15, 2031. The net proceeds from the offering of the Convertible Notes were approximately $114.8 million, after deducting debt issuance costs. The Company used $16.6 million of the net proceeds from the Convertible Notes offering to pay the costs of entering into a Capped Call transaction in connection with the Convertible Notes. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated December 15, 2025 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The initial conversion rate for the Convertible Notes is 576.7013 shares per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $1.73 per common share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. Upon conversion, the Company will pay or deliver, as applicable, cash, common shares or a combination of cash and common shares.  Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. In addition, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of the Convertible Notes may require the Company to repurchase their Convertible Notes at a cash repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any.

Prior to October 15, 2030, a holder may convert all or any portion of its Convertible Notes at any time after March 31, 2026, but only if the last reported sale price per common share for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day.  On or after October 15, 2030, a holder may convert all or any portion of its Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Convertible Notes may be redeemed, in whole or in part, at the Company’s option at any time, and from time to time, on or after January 22, 2029 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per common share exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice, and (ii) the trading day immediately before the date the Company  sends such notice.  The indenture contains specified events of default and our failure to pay principal, interest or other amounts when due or within the relevant grace period on our Convertible Notes would constitute an event of default under the Indenture, which could result in an acceleration of the maturity of the Convertible Notes.

The Convertible Notes do not contain sinking fund requirements and maturities for each of the following five years are nil. The $120.0 million principal amount is due and payable in January 2031, should the Convertible Notes not be settled or converted prior to their maturity date.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

The Convertible Notes’ components upon issuance as of December 15, 2025 and December 31, 2025, were as follows:

Convertible Senior Notes due January 2031	December 31, 2025	December 15, 2025

Notes issued at face value	120,000	120,000

Unamortized debt discount	(48,690)	(49,105)
Unamortized debt issuance costs (debt discount)	(5,205)	(5,249)
Foreign exchange loss (gain)	316	-

Long-term debt, net	66,421	65,646

Carrying value and fair value information for the Convertible Notes from issuance through December 31, 2025 is presented below:

Convertible Senior Notes due January 2031	Carrying Value	Fair Value (1)	Valuation Level

Balance, December 15, 2025	65,646	85,351

Amortization of debt discount	459
Foreign exchange loss (gain)	316

Balance, December 31, 2025	66,421	85,414	Level 3
(1)	The reported fair value of the Convertible Notes relates only to the debt component of such security and excludes the fair value associated with the related Conversion Option Derivative that has been bifurcated and accounted for separately. Refer to note 14 for fair value information related to the Conversion Option Derivative.

The Conversion Option Derivative (see note 14) is treated as a debt discount, and its initial issuance fair value amount will be amortized to interest expense with an increase to the Convertible Notes’ carrying amount over its five-year term.  Using Level 3 inputs of the fair value hierarchy under US GAAP, the Conversion Option Derivative is measured and recorded at fair value using a binomial lattice model which utilizes a debt host (without) methodology.

For the year ended December 31, 2025, the Company recognized Convertible Notes’ interest expense of $0.2 million and amortization of debt discount, inclusive of debt issuance cost amortization, of $0.5 million, all of which are recorded as interest expense in the consolidated statements of operations and comprehensive loss.  The effective interest rate on the Convertible Notes is 19.1%.

Capped Call Transaction

As discussed in note 11, in connection with the Convertible Notes issued in December 2025, the Company entered into Capped Call transactions with three counterparty banks.  The Capped Call has the same term and maturity as the Convertible Notes and covers, subject to anti-dilution adjustments, the number of common shares underlying the Convertible Notes, and is expected generally to reduce the potential dilution to the common shares upon any conversion of Convertible Notes and/or offset any potential cash payments that the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call. To the extent, however, that the market price of our common shares, as measured under the terms of the Capped Call, exceeds the cap price of $2.72, there would nevertheless be dilution and/or there would not be an offset of such cash payments to the extent of the excess.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Like the Convertible Notes, the Capped Call matures in January 2031.  If upon exercise of the Capped Call, the market price of the Company’s common shares exceeds the $2.72 cap price, then the Company will receive a cash payment equal to the difference between the $2.72 cap price and the $1.73 initial conversion price multiplied by the number of common shares underlying the Convertible Notes. If the market price of the Company’s common shares is less than the cap price but higher than the initial conversion price, then the Company will receive a cash payment equal to the difference between the market price of a common share and the initial conversion price multiplied by the number of common shares underlying the Convertible Notes.  If the market price of the Company’s common shares is less than the initial conversion price, no payment will be due to the Company under the Capped Call.

Notes Payable

On October 23, 2013, we closed a $34.0 million Sweetwater County, State of Wyoming, Taxable Industrial Development Revenue Bond financing program loan (“State Bond Loan”). The State Bond Loan called for payments of interest at a fixed rate of 5.75% per annum on a quarterly basis, which commenced January 1, 2014. As amended, the principal was payable in quarterly installments with the last payment due on October 1, 2024. On March 27, 2024, the remaining $4.4 million balance due on the State Bond Loan was prepaid in full. The State Bond Loan was secured by all the assets of the Lost Creek Project. All releases of collateral have been obtained following the final repayment of the facility.

14.	Conversion Option Derivative

As discussed in note 2, the Company’s functional currency is the Canadian dollar and as discussed in note 13, the Convertible Notes’ conversion price is approximately $1.73 per common share.  Because the conversion option is priced in U.S. dollars, relative to the Company’s functional currency, US GAAP requires the embedded conversion option to be bifurcated and accounted for as a stand-alone derivative instrument (the "Conversion Option Derivative"). The Conversion Option Derivative is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market changes in fair value are recorded in earnings.  The Convertible Notes were initially recorded at their face amount of $120.0 million less debt issuance costs of $5.2 million and the fair value of the Conversion Option Derivative, which was determined to be $49.1 million.

The fair value of the Conversion Option Derivative liability was $49.1 million and $52.3 million as of the December 15, 2025 Convertible Notes’ issuance date and December 31, 2025, respectively, which resulted in a $3.2 million mark-to-market loss for the year ended December 31, 2025.  The components of changes to the fair value of the Conversion Option Derivative for the periods presented is summarized below:

Conversion Option Derivative	Total

December 31, 2024	—

Additions, at fair value, December 15, 2025	49,105
Fair value loss (gain)	3,130
Foreign exchange loss (gain)	23

December 31, 2025	52,258

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Fair value was determined using a binomial lattice model utilizing Level 3 inputs of the fair value hierarchy under US GAAP with the following assumptions:

Conversion Option Derivative Fair Value Model Assumptions	December 31, 2025	December 15, 2025

Expected life (years)	5.04	5.08
Volatility	60.0% - 70.4%	60.0% - 70.9%
Risk free rate	3.7%	3.7%
Expected dividend rate	0.0%	0.0%
Exercise price	$ 1.73	$ 1.73
Market price	$ 1.39	$ 1.33

15.	Inventory Derivative Obligation

On November 20, 2024, we executed an agreement to borrow up to 250,000 pounds of U3O8 from a counterparty. The agreement is for one year and calls for interest payments of 5.25% per annum on the value of any uranium borrowed. In addition, there is a requirement to pay 1.5% per annum interest on any pounds not borrowed. The uranium loan value and interest expense calculations are based on the current average spot price. At the end of each period, the loan is subject to mark-to-market adjustments to reflect the current loan valuation. In addition, the Company is required to post a minimum deposit of $15 per pound on any pounds borrowed. If the average uranium prices increase above certain thresholds, an additional $5 per pound will be deposited with the counterparty. Conversely, if the average uranium price declines below the thresholds, the Company can request a deposit refund of $5 per pound, subject to the minimum $15 per pound deposit. The uranium loan was originally due November 30, 2025, and was extended to November 30, 2026.  On October 16, 2025, we executed a second agreement to borrow up to 150,000 pounds of U3O8 from the same counterparty with similar provisions.  The second agreement is due November 30, 2026. No uranium has been borrowed under the second agreement.

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit. The Company can return borrowed uranium at any time with 30 days’ notice without penalty and with the right to reborrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposit to the Company. During 2024, the loan value was initially recorded at $77.13 per pound and was subsequently adjusted to $72.63 per pound resulting in a mark-to-market gain of $1.1 million in 2024.  The loan value is recorded at $81.55 per pound as of December 31, 2025, which resulted in a $2.2 million mark-to-market loss for the year ended December 31, 2025.

The following table summarizes the Company’s inventory derivative obligations.

Inventory Derivative Obligation	December 31, 2025	December 31, 2024

Current liabilities
Inventory loan fair value	20,388	18,158
Inventory loan deposit	(3,750)	(3,750)
	16,638	14,408

16.Warrant Liability

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per common share for a term of three years.  All the warrants were exercised on or before their expiration.  See note 19.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per common share for a term of three years. As of December 31, 2025, 38,273,500 warrants to purchase 19,136,750 common shares were outstanding.

As discussed in note 2, the Company’s functional currency is the Canadian dollar and because the warrants are priced in U.S. dollars, a derivative financial liability was created (the “Warrant Liability”).  The Warrant Liability is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market adjustments in fair value are recorded in earnings. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value, using the Black-Scholes model described below as there is no active market for the warrants.

Activity with respect to the warrant liabilities is presented in the following table:

	Feb-2021	Feb-2023
Warrant Liability Activity	Warrants	Warrants

December 31, 2023	1,743	11,549

Warrants exercised	(4,771)	(20)
Warrant liability revaluation loss (gain)	3,072	(8,392)
Effects of foreign exchange rate changes	(44)	(608)

December 31, 2024	—	2,529

Warrants exercised	—	(155)
Warrant liability revaluation loss (gain)	—	(738)
Effects of foreign exchange rate changes	—	(95)

December 31, 2025	—	1,541

The fair value of the warrant liabilities on December 31, 2025 and 2024, was determined using the Black-Scholes model with the following assumptions:

Warrant Liability Assumptions	December 31, 2025	December 31, 2024

Expected life (years)	0.1	1.1
Expected volatility rate	58.2%	46.1%
Risk free rate	2.6%	2.9%
Expected dividend rate	—%	0.0%
Exercise price	$ 1.50	$1.50
Market price	$ 1.39	$1.15

17.	Asset Retirement Obligations

Asset retirement obligations (“ARO”) relate to Lost Creek and Shirley Basin and are equal to the current estimated reclamation cost escalated at inflation rates ranging from 0.74% to 5.20% and then discounted at credit adjusted risk-free rates ranging from 0.33% to 9.61%. Current estimated reclamation costs include costs of closure, reclamation, demolition and stabilization of the well fields, processing plants, infrastructure, aquifer restoration, waste dumps, and ongoing post-closure environmental monitoring and maintenance costs. The schedule of payments required to settle the future reclamation extends through 2040.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

The present value of the estimated future closure estimate is presented in the following table.

Asset Retirement Obligation Activity	Total

December 31, 2023	31,236

Change in estimated asset retirement costs	4,861
Accretion expense	760

December 31, 2024	36,857

Change in estimated asset retirement costs	6,372
Accretion expense	1,245

December 31, 2025	44,474

The restricted cash discussed in note 8 relates to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

18.Financing Lease Liabilities

The Company’s financing lease liabilities consist of the following:

Financing Lease Liabilities	December 31, 2025	December 31, 2024

Current portion of financing lease liabilities	484	309
Financing lease liabilities	1,312	931
Total financing lease liabilities	1,796	1,240

The Company has lease arrangements for certain vehicles.  These leases typically have original terms not exceeding three years and contain residual value purchase options, which are reasonably certain of exercising. As of December 31, 2025 and 2024, the Company had $2.0 million and $1.3 million respectively, of leased vehicles included in capital assets, rolling stock (net).  For the years ended December 31, 2025 and 2024, lease principal payments totaled $0.7 million and $0.2 million, respectively, and lease interest payments totaled $0.2 million and $0.2 million, respectively, for a combined lease payment total of $0.9 million and $0.4 million, respectively. For the years ended December 31, 2025 and 2024, the Company recorded depreciation of $0.7 million and $0.4 million and total expense reflected in the consolidated statement of operations was $0.9 million and $0.6 million, respectively.  The weighted average discount rate of the leases is 13.8 percent, and the weighted average remaining life was 2.8 years as of December 31, 2025. The weighted average discount rate of the leases is 14.1 percent, and the weighted average remaining life was 2.9 years as of December 31, 2024.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Lease liabilities’ maturities including residuals as of December 31, 2025 are as follows:

Financing Lease Liability Maturities	December 31, 2025

2026	691
2027	710
2028	507
2029	346
Total	2,254
Less imputed interest	(458)
Present value of financing lease liabilities	1,796

19.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 378,169,709 shares and 364,101,038 shares were issued and outstanding as of December 31, 2025, and 2024, respectively.

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

During the year ended December 31, 2024, the Company sold 16,939,825 common shares through its At Market facility for $28.6 million. After issue costs of $0.7 million, net proceeds to the Company were $27.8 million. The Company also received $11.1 million from the exercise of 16,376,500 warrants for 8,188,250 underlying common shares, and $1.3 million from the exercise of 2,351,563 stock options. The Company issued no common shares in connection with the release of 39,233 RSUs.

During the year ended December 31, 2025, the Company sold 10,619,331 common shares through its At Market facility for $16.0 million. After issue costs of $0.4 million, net proceeds to the Company were $15.6 million. The Company also received $0.6 million from the exercise of 767,500 warrants for 383,750 underlying common shares, and $1.2 million from the exercise of 2,568,097 stock options. The Company also issued 497,493 common shares in connection with the release of 588,290 RSUs.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

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

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2023	8,900,335	0.87

Granted	2,416,502	1.36
Exercised	(2,351,563)	0.58
Forfeited	(370,782)	1.30
Expired	—	—

December 31, 2024	8,594,492	1.00

Granted	2,901,388	1.46
Exercised	(2,568,097)	0.46
Forfeited	(41,222)	1.31
Expired	(2,953)	1.50

December 31, 2025	8,883,608	1.31

The exercise price of a new grant is set at the closing price for the stock on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date so there is no intrinsic value as of the date of grant. The weighted average grant date fair value was $1.00 and $1.01 per options for grants made during the years ended December 31, 2025 and 2024, respectively. The total intrinsic value of options exercised was $2.0 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

We received $1.2 million and $1.3 million from options exercised in the years ended December 31, 2025 and 2024, respectively.

Stock-based compensation expense from stock options was $1.1 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. The expense created an increase in our deferred tax assets of $0.1 million and $0.1 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was approximately $3.3 million unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.5 years under the Option Plan.

The aggregate intrinsic value of options outstanding, exercisable, and vested and exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

As of December 31, 2025, outstanding stock options were as follows:

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

1.05	1,223,247	0.7	414,612	1,223,247	0.7	414,612	2026-08-27
1.63	175,000	1.2	—	175,000	1.2	—	2027-03-14
1.13	1,173,101	2.0	303,428	794,102	2.0	205,398	2028-01-04
1.50	1,044,780	2.9	—	696,520	2.9	—	2028-12-07
1.80	500,000	3.4	—	166,665	3.4	—	2029-05-08
1.29	1,866,092	3.9	183,021	611,968	3.9	60,020	2029-12-12
1.26	175,000	4.6	23,550	—	—	—	2030-08-07
1.53	120,000	4.7	—	—	—	—	2030-09-19
1.47	2,606,388	5.0	—	—	—	—	2030-12-22
1.35	8,883,608	3.4	924,611	3,667,502	2.1	680,030

The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.88 (approximately US$1.39) as of the last trading day in the year ended December 31, 2025, that would have been received by the option holders had they exercised their options on that date. There were 4,437,440 in-the-money stock options outstanding and 2,629,317 in-the-money stock options exercisable as of December 31, 2025.

The fair value of options issued in 2025 and 2024 as of their grant dates was determined using the Black-Scholes model as follows:

Grant issue date
Stock Option Fair Value Assumptions	2025	2024

Expected life (years)	4.1	4.0 - 4.1
Expected volatility	61.5% - 62.2%	65.5% -67.1%
Risk free rate	2.6% - 2.8%	2.9% - 3.8%
Expected dividend rate	0.0%	0.0%
Weighted average exercise price (CAD$)	$1.72 - $2.09	$1.77 - $2.46
Black-Scholes value (CAD$)	$0.86 - $1.04	$0.92 - $1.33

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Liability-classified stock options

As discussed in note 2, U.S. based employees’ stock options previously classified as equity were reclassified as liabilities in 2024. The affected options were remeasured and had a value of $2.5 million as of July 29, 2024, and $1.3 million and $1.8 million as of December 31, 2025 and 2024, respectively.

The fair value of the liability-classified options as of December 31, 2025 and 2024 was determined using the Black-Scholes model with the following assumptions:

Black-Scholes assumptions	December 31, 2025	December 31, 2024

Expected life (years)	0.1 - 4.1	0.9 - 4.9
Expected volatility rate	57.5% - 72.8%	46.9% - 67.4%
Risk free rate	2.6% - 2.8%	2.90%
Expected dividend rate	—%	—%
Exercise price (CAD$)	$1.44 - $2.46	$1.00
Market price (CAD$)	1.88	$1.64

A summary of the liability-classified option activity for the years ended December 31, 2025 and 2024 is shown in the following table:

Liability-classified Stock Option Activity	Total

Balance at December 31, 2023	—

Reclassification of liability from equity	2,523
Stock compensation expense as adjusted	172
Options exercised	(859)
Options forfeited	(8)
Increase (decrease) in liability due to fair value recalculation after initial reclassification	(70)

December 31, 2024	1,758

Stock compensation expense as adjusted	776
Options exercised	(1,281)
Options forfeited	(1)
Foreign exchange adjustments	36
Increase (decrease) in liability due to fair value recalculations	58

December 31, 2025	1,346

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Eligible participants under the RSU&EI Plan include directors and employees of the Company. Granted RSUs are redeemed on the second anniversary of the grant. Upon an RSU vesting, the holder of the RSU will receive one common share, for no additional consideration, for each RSU held.

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2023	641,910	1.33

Granted	479,141	1.25
Redeemed	(39,233)	1.30
Forfeited	(12,173)	1.43

December 31, 2024	1,069,645	1.29

Granted	651,605	1.47
Redeemed	(588,290)	1.32
Forfeited	(5,254)	1.36

December 31, 2025	1,127,706	1.38

Stock-based compensation expense from RSUs was $0.5 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.  The total fair value of RSUs vested was $0.8 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was approximately $1.2 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.7 years under the RSU&EI Plan.

As of December 31, 2025, outstanding RSUs were as follows:

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

476,101	0.9	661,780	2026-12-12
651,605	2.0	905,731	2027-12-22
1,127,706	1.5	1,567,511

The fair value of RSUs on their respective grant dates was determined by multiplying the number of RSUs granted by the fair of the Company’s common shares on the grant date.  The Company does not estimate the potential for forfeiture of RSUs when determining the fair value of awards on the grant date. In the case of a RSUs that are either canceled or forfeited prior to vesting, the amortized expense associated with the unvested award is reversed.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

The fair value of the RSUs on their respective grant dates was as follows:

Restricted Share Unit Fair Value Assumptions	2025	2024

Grant date fair value (CAD$)	$ 2.02	$1.77

Warrants

In February 2021, the Company issued 16,930,530 warrants to purchase 8,465,265 common shares at $1.35 per whole common share for a term of three years.

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

Activity with respect to warrants outstanding is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2023	55,417,500	27,708,750	1.46

Exercised	(16,376,500)	(8,188,250)	1.35

December 31, 2024	39,041,000	19,520,500	1.50

Exercised	(767,500)	(383,750)	1.50

December 31, 2025	38,273,500	19,136,750	1.50

We received $0.6 million and $11.1 million from warrants exercised in the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the outstanding warrants were as follows:

		Weighted-
		average	Aggregate
Exercise	Number	remaining	intrinsic
price	of warrants	contractual	value
$	#	life (years)	$	Expiry

1.50	38,273,500	0.1	—	2026-02-21
1.50	38,273,500	0.1	—

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

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

20.Sales

Revenue is primarily derived from the sale of U3O8 under multi-year term agreements. The Company also receives disposal fees at Pathfinder’s Shirley Basin facility.

Revenue consists of:

	Year ended
	December 31,
	2025		2024
Revenue Summary	Amount	%	Amount	%

Customer A	20,856	76.7%	16,646	49.4%
Customer B	6,323	23.2%	—	0.0%
Customer C	—	0.0%	16,500	49.0%
U3O8 sales	27,179	99.9%	33,146	98.4%

Disposal fees	28	0.1%	560	1.6%

	27,207	100.0%	33,706	100.0%

21.Cost of Sales

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

Cost of sales consists of the following:

	Year ended
	December 31,
Cost of Sales	2025	2024

U3O8 product costs	24,430	36,674
Lower of cost or NRV adjustments	2,703	6,005
	27,133	42,679

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

22.Operating Costs

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

Operating costs consist of the following:

	Year Ended
	December 31,
Operating Costs	2025	2024

Exploration and evaluation	4,899	3,803
Development	54,430	41,509
General and administration	8,880	8,044
Accretion of asset retirement obligations	1,245	760
	69,454	54,116

23.	Supplemental Information for Statement of Cash Flows

Cash and cash equivalents, and restricted cash and cash equivalents within the consolidated statements of cash flows consists of the following:

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	December 31, 2025	December 31, 2024

Cash and cash equivalents	123,863	76,055
Restricted cash and cash equivalents	11,484	11,023
	135,347	87,078

On December 1, 2024, the Company exercised an option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement. The loan value was initially recorded at $77.13 per pound, which was the value applied to the cost of the sale (see note 15). The cost of sale on the borrowed inventory was a non-cash transaction.

Non-cash Operating Activity	December 31, 2025	December 31, 2024

Drill rigs converted from capital assets to leases receivable	1,620	1,331
Non-cash cost of sales on borrowed inventory	—	19,282

Estimated reclamation costs increased $6.4 million and $4.9 million in the years ended December 31, 2025 and 2024, respectively.  The increase in reclamation costs was a non-cash transaction.

Non-cash Investing Activity	December 31, 2025	December 31, 2024

Additional equipment financing incurred	1,188	613
Change in estimated reclamation costs on mineral properties	6,372	4,861

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

Interest expense paid was $1.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. As discussed in note 13, interest expense recognized associated with the Convertible Notes’ debt discount amortization of $0.5 million is non-cash in nature.  Further, $0.2 million of Convertible Notes’ accrued interest is non-cash in nature and included within accounts payable as of December 31, 2025.

Cash and Non-cash Interest Expense	December 31, 2025	December 31, 2024

Cash interest expense	1,244	304
Non-cash interest expense	703	32

	1,947	336

Accounts payable included $4.6 million and $0.2 million in equipment and other purchases as of December 31, 2025 and 2024, respectively.  As these did not affect cash balances at the respective dates, they have been adjusted on the consolidated statements of cash flows.

24.	Income Taxes

Income (loss) before income taxes on which the provision for income taxes was computed was as follows:

	Year Ended December 31,
Income (Loss) before Income Tax Provision	2025	2024

Canada	(10,618)	1,568
United States	(64,280)	(54,757)
	(74,898)	(53,189)

There was no federal or state income tax provision (benefit) in the years presented above.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

The tax effects of significant items comprising the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
Deferred Tax Assets	2025	2024

Deferred tax assets
Cumulative Eligible Capital Deduction	20	20
Share Issues Cost	1,096	1,537
Fixed Asset	9,837	7,571
Lease Liability	1	2
Net Operating Loss	70,336	60,235
ITC Credits	247	235
Compensation Accruals	174	145
Asset Retirement Obligation	12,389	10,332
Equity Compensation	925	822
Total deferred tax assets	95,025	80,899

Deferred tax liabilities
Unrealized Gain/Loss	(1)	(1)
ROU Asset	(1)	(2)
Total Deferred tax liabilities	(2)	(3)

Valuation allowance	(95,023)	(80,896)

Net deferred taxes	—	—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has recorded a valuation allowance.

The valuation allowance increased by $14,127 and $18,808 during 2025 and 2024, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2025, are as follows:

Income Tax Loss Carryforwards	Amount	Expiration Years

Net operating losses, Canada (CAD$)	82,969	2026 - 2044
Net operating losses, federal (Pre January 1, 2018)	79,699	2029 - 2035
Net operating losses, federal (Post December 31, 2017)	145,257	No expirations
Net operating losses, state	223,457	Varies by state
Tax Credits, Foreign (CAD$)	339	2026 - 2029

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
Income Tax Rate Reconciliation	2025		2024

Canadian Statutory Rate	(11,235)	15.0%	(7,979)	15.0%
Change in valuation allowance	1,007	(1.3)%	1,232	(2.3)%
Nondeductible items
Mark-to-Market Warrants	560	(0.8)%	(819)	1.5%
Other	87	(0.1)%	59	(0.1)%
Other
Share Issuance Costs	(60)	0.1%	(707)	1.3%
Foreign tax effects
United States
Rate differential	(3,857)	5.1%	(3,285)	6.2%
Stock compensation	(133)	0.2%	(109)	0.2%
Nondeductible items and other	23	0.0%	22	0.0%
Change in valuation allowance	13,608	(18.2)%	11,586	(21.8)%

	—	0.0%	—	0.0%

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

The Company’s policy is to account for income tax related interest and penalties in income tax expense in the accompanying consolidated statements of operations and comprehensive loss. There have been no income tax related interest or penalties assessed or recorded in the years ended December 31, 2025 and 2024.

Other comprehensive loss was not subject to income tax effects.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

25.	Commitments

Under the terms of its leases for equipment, the Company is committed to minimum annual lease payments as follows:

Lease Payments	Amount

2026	691
2027	710
2028	507
2029	346

2,254

Under the terms of its off-take sales agreements, the Company is committed to the following deliveries between 2026 and 2033:

Base Quantity
Uranium Sales Deliveries	(U3O8 Pounds)

2026 (1)	1,300,000
2027	1,150,000
2028	1,400,000
2029	900,000
2030	800,000
2031	-
2032	100,000
2033	100,000
5,750,000

(1)	The 2026 base quantity was adjusted to recognize that certain customers elected to flex up their 2026 deliveries.

26.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, lease receivables, restricted cash and cash equivalents, accounts payable and accrued liabilities, notes payable, the inventory derivative obligation, warrant liability, conversion option derivative, and capped call derivative. The Company is exposed to risks related to changes in interest rates and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $0.6 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation (“FDIC”), leaving approximately $134.7 million at risk on December 31, 2025, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of December 31, 2025.

Ur-Energy Inc.
Notes to Consolidated Financial Statements December 31, 2025
(expressed in thousands of U.S. dollars, except share data, unless otherwise indicated)

27.	Subsequent Event

Warrant exercises

Subsequent to December 31, 2025, 38,259,999 warrants were exercised for 19,129,999 underlying whole common shares at an average exercise price of $1.50 per share for proceeds of $28.7 million, which are expected to be collected in full in March 2026.  As a result, the Warrant Liability has been settled subsequent to December 31, 2025.