Form 10-Q
period 2026-03-31
UR-ENERGY INC
filed 2026-05-08
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

Yes ◻ No ☑

As of April 30, 2026, there were 397,331,853 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws, and these forward-looking statements can be identified by the use of words such as “expect,” “anticipate,” “estimate,” “believe,” “may,” “potential,” “intend,” “plan,” and other similar expressions or statements that an action, event, or result “may,” “could,” or “should” be taken, occur, or be achieved or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to: (i) our ability to maintain and conduct operations and other activities at Lost Creek and Shirley Basin in a safe and compliant manner; (ii) our ability and the timing to continue to ramp up and increase production operations at Lost Creek; (iii) our ability at Shirley Basin to move from initial operations to full production operations and begin transporting uranium-loaded resin to Lost Creek for processing, drying, and drumming and to ramp up and increase production operations at Shirley Basin; (iv) our ability to deliver into our sales commitments; (v) our ability to satisfy our inventory loan or convertible notes obligations; (vi) whether the sales prices in our contracts will be profitable on an all-in production cost basis; (vii) the technical and economic viability of the Lost Creek Property or the Shirley Basin Project as set forth in the applicable technical reports for the Lost Creek Property and the Shirley Basin Project; (viii) the timing and outcome of processing and completing future permits and authorizations for ongoing or new operations; (ix) the ability and timing to complete additional favorable uranium sales agreements, including spot sales as may be warranted; (x) the production rates and life of the Shirley Basin Project and the Lost Creek Project and subsequent development of and production from Adjoining Projects within the Lost Creek Property, including plans at LC East; (xi) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (xii) our ability to advance exploration programs and the potential of our other exploration projects, including our Lost Soldier, North Hadsell, LC South, and other projects in the Great Divide Basin and Lucky Mc; (xiii) our ability to complete the construction and build out of Shirley Basin on current budget and schedule and to complete construction of the wastewater treatment facility at Lost Creek as currently planned; (xiv) conditions in the uranium market, including the major influences of climate change and environmental objectives, geopolitics, trade actions, and demands of artificial intelligence and data centers, and how they will affect our operations and business; and (xv) the impacts of global conflicts and geopolitical tensions, including current trade controls and impositions of tariffs, on the global economy and more specifically on the nuclear fuel industry, including U.S. uranium producers. The factors that may affect our actual results, performance, or achievements, or industry results, include, among others: the accuracy of future estimates of production, development, and production operations, capital expenditures, operating costs, mineral resources, recovery rates, grades, and market prices; the effectiveness of our business strategies and measures to implement such strategies; our competitive strengths; our estimates of goals for expansion and growth of our business and operations; our plans and references to our future successes; our history of operating losses and uncertainty of future profitability; our status as an exploration stage company; our lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with current variable economic conditions; the impacts of our convertible notes financing; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in our size and structure; the effectiveness of our management and strategic relationships; our ability to attract, retain, train, and develop skilled personnel; our ability to innovate and implement new technologies; uncertainties regarding our need for and ability to raise additional capital; uncertainty regarding the fluctuations of our quarterly results; foreign currency exchange risks; the inability to enforce civil liabilities against the Company or its directors and officers; our ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with our expected classification as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended; risks arising from various geopolitical tensions and events, including the war in the Middle East and tensions over the Strait of Hormuz, the war in Ukraine, and tensions between the U.S. and China; risks associated with various trade actions and tariffs and related impacts on our industry and the economy; risks associated with our investments; and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, dated March 10, 2026.

Any forward-looking statements and information are based on estimates and assumptions only as of the date of this report, and the Company undertakes no obligation to update or revise any forward-looking statement or information to reflect information, events, results, or circumstances or the occurrence of unanticipated events, except as required by applicable laws. New factors emerge from time to time, and it is not possible for management to predict all such factors and to assess in advance the impact of each such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements or information.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates that are material to our business or financial condition included in this quarterly report on Form 10-Q and in the documents incorporated by reference herein have been prepared in accordance with U.S. securities laws pursuant to Regulation S-K, Subpart 1300 (“S-K 1300”), and are supported by initial assessments prepared in accordance with the requirements of S-K 1300. Our estimates of mineral resources are also prepared in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”). NI 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for public disclosure an issuer makes of scientific and technical information concerning mineral projects. Our technical report summaries are the Technical Report on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA (March 10, 2026) and the Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project Carbon County, Wyoming USA, as amended (March 11, 2024).

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

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Interim Condensed Consolidated Balance Sheets (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

	Note	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	3	122,841	123,863
Marketable securities		412	—
Trade receivables	4	20	—
Inventory	5	28,026	24,291
Prepaid expenses and other current assets		2,145	1,568
Current portion of lease receivables (net)	6	697	708
Total current assets		154,141	150,430

Non-current assets
Lease receivables (net)	6	1,664	1,814
Restricted cash and cash equivalents	7	12,857	11,484
Mineral properties (net)	8	45,458	43,881
Capital assets (net)	9	61,240	49,742
Capped call derivative	10	16,288	15,108
Total non-current assets		137,507	122,029
Total assets		291,648	272,459

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	11	16,681	10,369
Inventory derivative obligation (net)	12	17,313	16,638
Current portion of financing lease liabilities	13	513	484
Environmental remediation accrual		236	164
Total current liabilities		34,743	27,655

Non-current liabilities
Financing lease liabilities	13	1,172	1,312
Long-term debt	14	67,564	66,421
Conversion option derivative	15	56,192	52,258
Warrant liability	16	—	1,541
Asset retirement obligations	17	47,382	44,474
Stock option liabilities	18	1,719	1,346
Total non-current liabilities		174,029	167,352

Shareholders’ equity
Share capital	18	465,857	432,761
Contributed surplus		19,834	19,645
Accumulated other comprehensive income		4,958	4,044
Accumulated deficit		(407,773)	(378,998)
Total shareholders’ equity		82,876	77,452
Total liabilities and shareholders’ equity		291,648	272,459

Commitments and contingencies	22

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(expressed in thousands of U.S. dollars, except share and per share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended
		March 31,
	Note	2026	2025

Sales	19	3,931	—
Cost of sales	20	(2,687)	(2,598)
Gross profit (loss)		1,244	(2,598)

Operating costs	21	(21,577)	(13,237)
Operating profit (loss)		(20,333)	(15,835)

Interest income		765	867
Interest expense		(2,946)	(266)
Mark to market gain (loss)		(6,363)	4,310
Foreign exchange gain (loss)		(639)	—
Other income (loss)		741	26
Net income (loss)		(28,775)	(10,898)

Foreign currency translation adjustment		914	(28)
Comprehensive income (loss)		(27,861)	(10,926)

Income (loss) per common share:
Basic		(0.07)	(0.03)
Diluted		(0.07)	(0.03)

Weighted average common shares:
Basic		388,804,990	364,434,300
Diluted		388,804,990	364,434,300

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Three Months Ended March 31, 2026	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2025		378,169,709	432,761	19,645	4,044	(378,998)	77,452

Exercise of warrants	18	19,129,999	33,031	—	—	—	33,031
Exercise of stock options	18	32,145	65	—	—	—	65
Redemption of RSUs	18	—	—	(35)	—	—	(35)
Stock compensation	18	—	—	224	—	—	224
Net income (loss)		—	—	—	914	(28,775)	(27,861)

March 31, 2026		397,331,853	465,857	19,834	4,958	(407,773)	82,876

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Three Months Ended March 31, 2025	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2024		364,101,038	413,242	19,468	4,189	(304,100)	132,799

Exercise of stock options	18	464,807	405	213	—	—	618
Redemption of RSUs	18	253,415	283	(343)	—	—	(60)
Stock compensation	18	—	—	668	—	—	668
Net income (loss)		—	—	—	(28)	(10,898)	(10,926)

March 31, 2025		364,819,260	413,930	20,006	4,161	(314,998)	123,099

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended
		March 31,
	Note	2026	2025

Operating activities
Net income (loss)		(28,775)	(10,898)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18	623	(158)
Net realizable value adjustments		—	2,598
Amortization of mineral properties		902	271
Depreciation of capital assets		1,012	728
Accretion of asset retirement obligations	17	429	277
Amortization of debt discount	14	1,459	—
Provision for reclamation		72	—
Mark to market loss (gain)		6,363	(4,310)
Loss (gain) on disposal of assets		(689)	24
Unrealized foreign exchange gain		(21)	1
Changes in non-cash working capital:
Trade receivables	4	(20)	16,511
Inventory	5	(3,735)	(5,340)
Lease receivables	6	109	105
Prepaid expenses and other current assets		(925)	541
Accounts payable and accrued liabilities	11	6,707	2,456
Net cash provided by (used in) operating activities		(16,489)	2,806

Investing activities
Proceeds from sale of capital assets		136	—
Purchase of capital assets	9	(12,299)	(3,828)
Net cash provided by (used in) investing activities		(12,163)	(3,828)

Financing activities
Convertible notes financing costs	14	(206)	—
Proceeds from exercise of warrants and stock options	18	28,734	205
RSU redeemed for cash	18	(35)	(60)
Payments on financing lease liability		(125)	(156)
Net cash provided by (used in) financing activities		28,368	(11)

Effects of foreign exchange rate changes on cash		635	(58)

Increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents		351	(1,091)
Beginning cash and cash equivalents, and restricted cash and cash equivalents		135,347	87,078
Ending cash and cash equivalents, and restricted cash and cash equivalents	22	135,698	85,987

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

1.	Nature of Operations

Ur-Energy Inc. (the “Company”) was incorporated on March 22, 2004, under the laws of the Province of Ontario. The Company continued under the Canada Business Corporations Act on August 8, 2006. The Company is an exploration stage issuer. The Company is engaged in uranium mining and recovery operations, with activities including the acquisition, exploration, development, and production of uranium mineral resources located primarily in Wyoming. The Company commenced uranium production at its Lost Creek Project in Wyoming in 2013 and commenced uranium mining operations at its Shirley Basin Project in April 2026.

Due to the nature of the uranium recovery methods used by the Company on the Lost Creek Property or the Shirley Basin Project, the Company has not determined whether the property contains mineral reserves. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties and upon attaining future profitable production from the properties or sufficient proceeds from the disposition of the properties.

2.	Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed consolidated financial statements do not conform in all respects to the requirements of accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial statements. These unaudited interim condensed consolidated financial statements reflect all the normal and recurring adjustments which in the opinion of management are necessary for a fair presentation of the results for the periods presented and contain sufficient disclosures so as to make the interim condensed consolidated financial statement not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended December 31, 2025. We applied the same accounting policies as in the prior year. Certain information and footnote disclosures required by US GAAP have been condensed or omitted in these interim consolidated financial statements.

Segments

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single reportable segment. Our determination that we operate as a single segment is consistent with the financial information as presented in the consolidated statements of operations and comprehensive loss, which is regularly reviewed by the chief operating decision maker (CODM), considered to be the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Vice President Finance, and General Counsel, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis with consideration given to key financial metrics, including gross loss, operating loss, and net loss. All revenues are earned within the U.S., and all of the Company’s long-lived assets are within the U.S. As the Company operates as a single reportable segment, segment assets represent total assets as presented in the consolidated balance sheets. Significant expenses reviewed by the CODM are consistent with the presentation of expenses in the Company’s consolidated statements of operations and comprehensive loss, note 20, and note 21, as shown in the following table.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

	Three Months Ended
	March 31,
Single Reportable Segment	2026	2025

U3O8 sales	3,904	—
Disposal fees	27	—
Sales	3,931	—

U3O8 product costs	2,687	—
Lower of cost or NRV adjustments	—	2,598
Cost of sales	2,687	2,598

Gross profit (loss)	1,244	(2,598)

Exploration and evaluation	2,279	1,044
Development	14,946	9,743
General and administration	3,923	2,173
Accretion of asset retirement obligations	429	277
Operating costs	21,577	13,237

Operating profit (loss)	(20,333)	(15,835)

Interest income	765	867
Interest expense	(2,946)	(266)
Mark to market gain (loss)	(6,363)	4,310
Foreign exchange gain (loss)	(639)	—
Other income (loss)	741	26
Net income (loss)	(28,775)	(10,898)

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

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

The Company's financial assets and liabilities as of March 31, 2026 and December 31, 2025 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, and lease liabilities. These financial assets and liabilities are carried at cost, which approximate fair value due to their short-term maturities.  Long-term debt is also carried at cost in the consolidated balance sheets. Financial instruments, including the capped call derivative, marketable securities, conversion option derivative, inventory derivative obligation, warrant liabilities, and stock option liabilities are adjusted to fair value on a recurring basis. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties and capital assets. The Company did not record impairment to any non-financial assets in the three months ended March 31, 2026 and 2025, and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair value hierarchies of the Company’s financial instrument assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Hierarchy as of March 31, 2026				Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	83,395	—	—	83,395	2,938	—	—	2,938
Marketable securities	412	—	—	412	—	—	—	—
Restricted cash equivalents	12,790	—	—	12,790	11,472	—	—	11,472
Capped call derivative	—	16,288	—	16,288	—	15,108	—	15,108
	96,597	16,288	—	112,885	14,410	15,108	—	29,518

Financial instrument liabilities
Inventory derivative obligation (net)	—	17,313	—	17,313	—	16,638	—	16,638
Warrant liability	—	—	—	—	—	1,541	—	1,541
Stock option liabilities	—	1,719	—	1,719	—	1,346	—	1,346
Conversion option derivative	—	—	56,192	56,192	—	—	52,258	52,258
	—	19,032	56,192	75,224	—	19,525	52,258	71,783

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	March 31, 2026	December 31, 2025

Cash on deposit	39,446	120,925
Money market and short-term government bond investment accounts	83,395	2,938
	122,841	123,863

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

4.	Trade Receivables

The Company’s trade receivables consist of the following:

Trade Receivables	March 31, 2026	December 31, 2025

Uranium sales	—	—
Disposal fees	20	—
	20	—

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	March 31, 2026	December 31, 2025

In-process inventory	681	201
Plant inventory	995	1,097
Conversion facility inventory	26,350	22,993
	28,026	24,291

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by nil and $2.6 million for the three months ended March 31, 2026, and 2025, respectively. In the three months ended March 31, 2025, $0.5 million of the NRV adjustment related to produced inventory and $2.1 million related to non-produced inventory.

6.	Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	March 31, 2026	December 31, 2025

Current
Lease receivables	840	863
Unearned income	(143)	(155)
	697	708

Long-term
Leases receivable	1,825	2,006
Unearned income	(161)	(192)
	1,664	1,814

The leases are direct financing leases of drilling equipment. The lease terms are three to five years with a residual payment at the end of the term. The lease terms include provisions for prepayment after a certain period dependent on the executed contract. For the three months ended March 31, 2026 and 2025, lease payments received totaled $0.2 million and $0.1 million, respectively. Lease income was less than $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

Lease receivable maturities including residual values are as follows:

Lease Receivable Maturities	March 31, 2026

2026	659
2027	726
2028	736
2029	393
2030	151
Total	2,665
Less unearned income	304
Present value of lease receivables	2,361

Current portion of lease receivables	697
Non-current portion of lease receivables	1,664
Total lease receivables (net)	2,361

7.	Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consists of the following:

Restricted Cash and Cash Equivalents	March 31, 2026	December 31, 2025

Reclamation related restricted cash and cash equivalents	12,790	11,423
Other restricted cash and cash equivalents	67	61
	12,857	11,484

The Company’s restricted cash equivalents consists of money market and short-term government bond instruments.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the U.S. Bureau of Land Management (“BLM”) as applicable. The restricted cash and cash equivalents are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $50.4 million and $50.4 million of coverage towards reclamation obligations were collateralized by the restricted cash as of March 31, 2026, and December 31, 2025, respectively.

8.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Property Activity	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2025	9,183	19,984	14,714	43,881

Change in estimated asset retirement costs	1,654	825	—	2,479
Depletion and amortization	(902)	—	—	(902)

March 31, 2026	9,935	20,809	14,714	45,458

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

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

9.	Capital Assets

The Company’s capital assets consist of the following:

	March 31, 2026			December 31, 2025
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	11,823	(6,302)	5,521	11,182	(5,879)	5,303
Enclosures	58,215	(20,729)	37,486	52,146	(20,281)	31,865
Machinery and equipment	16,877	(1,520)	15,357	11,328	(1,442)	9,886
Furniture and fixtures	2,188	(196)	1,992	2,024	(191)	1,833
Information technology	1,906	(1,022)	884	1,819	(964)	855
	91,009	(29,769)	61,240	78,499	(28,757)	49,742

10. Capped Call Derivative

The Capped Call is expected generally to reduce the potential dilution to the common shares upon any conversion of Convertible Notes and/or offset any potential cash payments that the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

The Company’s functional currency is the Canadian dollar and because the Capped Call’s floor and ceiling exercise prices are priced in U.S. dollars, relative to the Company’s functional currency, US GAAP requires the Capped Call to be accounted for as a stand-alone derivative instrument (the "Capped Call Derivative"). The Capped Call Derivative matures in January 2031, and is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market changes in fair value are recorded in earnings.  Using Level 2 inputs of the fair value hierarchy under US GAAP, the Capped Call Derivative is measured and recorded at fair value using the Black-Scholes model described below as there is no active market for the Capped Call.

The fair value of the Capped Call Derivative asset was $16.3 million and $15.1 million as of March 31, 2026 and December 31, 2025, respectively, which resulted in a $1.2 million mark-to-market gain for the three months ended March 31, 2026.  The Capped Call Derivative fair value was determined using a fair value model with the following assumptions:

Capped Call Derivative Fair Value Model Assumptions	March 31, 2026	December 31, 2025

Expected life (years)	4.8	5.0
Volatility	49.9% - 64.0%	49.8% - 70.4%
Risk free rate	3.9%	3.7%
Expected dividend rate	—%	—%
Exercise prices (capped call floor)	$ 1.73	$ 1.73
Exercise prices (capped call ceiling)	$ 2.72	$ 2.72
Current market price	$ 1.49	$ 1.39

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	March 31, 2026	December 31, 2025

Accounts payable	9,491	8,398
Accrued payroll liabilities	4,784	1,123
Accrued interest payable	1,662	238
Accrued severance, ad valorem, and other taxes payable	744	610
	16,681	10,369

12.	Inventory Derivative Obligation

On November 20, 2024, we executed an agreement to borrow up to 250,000 pounds of U3O8 from a counterparty. The agreement is for one year and calls for interest payments of 5.25% per annum on the value of any uranium borrowed. In addition, there is a requirement to pay 1.5% per annum interest on any pounds not borrowed. The uranium loan value and interest expense calculations are based on the current average spot price. At the end of each period, the uranium loan is subject to mark-to-market adjustments to reflect the current loan valuation. In addition, the Company was required to post a minimum deposit of $15 per pound on any pounds borrowed. If the average uranium prices increase above certain thresholds, an additional $5 per pound will be deposited with the counterparty. Conversely, if the average uranium price declines below the thresholds, the Company can request a deposit refund of $5 per pound, subject to the minimum $15 per pound deposit. The uranium loan was originally due November 30, 2025, and was extended to November 30, 2026.  On October 16, 2025, we executed a second agreement to borrow up to 150,000 pounds of U3O8 from the same counterparty with similar provisions.  The second agreement is due November 30, 2026. No uranium has been borrowed under the second agreement.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit. The Company can return borrowed uranium at any time with 30 days’ notice without penalty and with the right to reborrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposit to the Company. The loan value was recorded at $84.25 and $81.55 per pound as of March 31, 2026, and December 31, 2025, respectively, which resulted in a $0.7 million mark-to-market loss for the three months ended March 31, 2026.

The following table summarizes the Company’s inventory derivative obligation as of March 31, 2026, and December 31, 2025.

Inventory Derivative Obligation	March 31, 2026	December 31, 2025

Uranium inventory loan fair value, gross	21,063	20,388
Uranium inventory loan deposit	(3,750)	(3,750)
Inventory loan fair value, net	17,313	16,638

13.	Financing Lease Liabilities

The Company’s financing lease liabilities consist of the following:

Financing Lease Liabilities	March 31, 2026	December 31, 2025

Current portion of financing lease liabilities	513	484
Financing lease liabilities	1,172	1,312
Total financing lease liabilities	1,685	1,796

The Company has lease arrangements for certain vehicles.  These leases typically have original terms not exceeding three years and contain residual value purchase options, which are reasonably certain of exercising. As of March 31, 2026, and December 31, 2025, the Company had $2.0 million and $2.0 million, respectively, of leased vehicles included in capital assets, rolling stock (net).

For the three months ended March 31, 2026 and 2025, lease principal payments totaled less than $0.1 million and less than $0.1 million, respectively, and lease interest payments totaled $0.1 million and less than $0.1 million, respectively, for a combined lease payment total of $0.2 million and $0.1 million, respectively.

For the three months ended March 31, 2026 and 2025, the Company recorded depreciation of $0.1 million and $0.1 million and total expense reflected in the consolidated statement of operations was $0.2 million and $0.2 million, respectively.

The weighted average discount rate of the leases is 13.8 percent, and the weighted average remaining life was 2.6 years as of March 31, 2026. The weighted average discount rate of the leases was 14.1 percent, and the weighted average remaining life was 2.9 years as of December 31, 2025.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

Lease liability maturities including residuals as of March 31, 2026 are as follows:

Financing Lease Liability Maturities	March 31, 2026

2026	517
2027	710
2028	507
2029	349
Total	2,083
Less imputed interest	(398)
Present value of financing lease liabilities	1,685

14.  Long-Term Debt

Convertible Notes

On December 15, 2025, the Company issued $120.0 million aggregate principal amount of Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 4.75% annually, payable semiannually in arrears, beginning July 15, 2026, and mature on January 15, 2031. The initial conversion rate for the Convertible Notes is 576.7013 shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $1.73 per common share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the Convertible Notes. Upon conversion, the Company will pay or deliver, as applicable, cash, common shares, or a combination of cash and common shares. The Convertible Notes’ components as of December 31, 2025, and March 31, 2026, were as follows:

Convertible Senior Notes due January 2031	March 31, 2026	December 31, 2025

Notes issued at face value	120,000	120,000

Unamortized debt discount	(47,358)	(48,375)
Unamortized debt issuance costs (debt discount)	(5,078)	(5,204)

Long-term debt, net	67,564	66,421

Carrying value and fair value information for the Convertible Notes from December 31, 2025, to March 31, 2026, is presented below:

Convertible Senior Notes due January 2031	Carrying Value	Fair Value (1)	Valuation Level

Balance, December 31, 2025	66,421	137,672	Level 3

Amortization of debt discount	1,459
Foreign exchange loss (gain)	(316)

Balance, March 31, 2026	67,564	138,343	Level 3

(1)	The reported fair value of Convertible Notes relates to the entire debt instrument inclusive of the fair value associated with the related Conversion Option Derivative that has been bifurcated and accounted for separately. Refer to note 15 for fair value information related to the Conversion Option Derivative.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

The Conversion Option Derivative (see note 15) is treated as a debt discount, and its initial issuance fair value amount is amortized to interest expense with an increase to the Convertible Notes’ carrying amount over its five-year term.  Using Level 3 inputs of the fair value hierarchy under US GAAP, the Conversion Option Derivative is measured and recorded at fair value using a binomial lattice model which utilizes a debt host (without) methodology.

For the three months ended March 31, 2026, the Company recognized Convertible Notes’ interest expense of $1.4 million and amortization of debt discount, inclusive of debt issuance cost amortization, of $1.5 million, which are recorded as interest expense in the consolidated statements of operations and comprehensive loss.  The effective interest rate on the Convertible Notes is 18.6%.

15.	Conversion Option Derivative

The Company’s functional currency is the Canadian dollar, and as discussed in note 14, the Convertible Notes’ conversion price is approximately $1.73 per common share.  Because the conversion option is priced in U.S. dollars, relative to the Company’s functional currency, US GAAP requires the embedded conversion option to be bifurcated and accounted for as a stand-alone derivative instrument (the “Conversion Option Derivative”). The Conversion Option Derivative is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market changes in fair value are recorded in earnings.

The fair value of the Conversion Option Derivative liability was $56.2 million and $52.3 million as of the March 31, 2026, and December 31, 2025, respectively, which resulted in a $3.9 million mark-to-market loss for the three months ended March 31, 2026.

Fair value was determined using a binomial lattice model utilizing Level 3 inputs of the fair value hierarchy under US GAAP with the following assumptions:

Conversion Option Derivative Fair Value Model Assumptions	March 31, 2026	December 31, 2025

Expected life (years)	4.8	5.0
Volatility	57.0% - 66.9%	60.0% - 70.4%
Risk free rate	3.9%	3.7%
Expected dividend rate	0.0%	0.0%
Exercise price	$ 1.73	$ 1.73
Market price	$ 1.49	$ 1.39

16.	Warrant Liability

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

The Company’s functional currency is the Canadian dollar and because the warrants are priced in U.S. dollars, a derivative financial liability was created (the “Warrant Liability”).  The Warrant Liability is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market adjustments in fair value are recorded in earnings. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value using the Black-Scholes model as there is no active market for the warrants.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

Activity with respect to the warrant liabilities is presented in the following table:

Feb-2023
Warrant Liability Activity	Warrants

December 31, 2025	1,541

Warrants issued	—
Warrants exercised	(4,336)
Warrants expired	(1)
Warrant liability revaluation loss (gain)	2,780
Effects of foreign exchange rate changes	16

March 31, 2026	—

There were no remaining warrants on March 31, 2026. The fair value of the warrant liabilities on December 31, 2025 was determined using the Black-Scholes model with the following assumptions:

Warrant Liability Assumptions	December 31, 2025

Expected life (years)	0.1
Expected volatility rate	58.2%
Risk free rate	2.6%
Expected dividend rate	—%
Exercise price	$ 1.50
Market price	$ 1.39

D

17.	Asset Retirement Obligations

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

The present value of the estimated future closure estimate is presented in the following table:

Asset Retirement Obligation Activity	Total

December 31, 2025	44,474

Change in estimated asset retirement costs	2,479
Accretion expense	429

March 31, 2026	47,382

The restricted cash and cash equivalents discussed in note 7 relate to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

18.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 397,331,853 shares and 378,169,709 shares were issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.

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

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2025	8,883,608	1.31

Granted	120,000	1.65
Exercised	(32,145)	1.24
Forfeited	(87,357)	1.41

March 31, 2026	8,884,106	1.34

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

The total intrinsic value of options exercised was less than $0.1 million and $0.2 million in the three months ended March 31, 2026, and 2025, respectively.

We received less than $0.1 million and $0.2 million from options exercised in the three months ended March 31, 2026, and 2025, respectively.

Stock-based compensation expense from stock options for the three months ended March 31, 2026, and 2025 was $0.4 million and $0.6 million, respectively.

As of March 31, 2026, there was approximately $2.9 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.3 years under the Option Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

As of March 31, 2026, outstanding stock options are as follows (expressed in U.S. dollars):

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

1.48	19,250	—	182	19,250	0.0	182	2026-04-02
1.03	1,223,247	0.4	556,665	1,223,247	0.4	556,665	2026-08-27
1.60	175,000	1.0	—	175,000	1.0	—	2027-03-14
1.11	1,164,196	1.8	437,755	1,164,196	1.8	437,755	2028-01-04
1.48	1,015,905	2.7	9,629	677,270	2.7	6,419	2028-12-07
1.77	500,000	3.1	—	166,665	3.1	—	2029-05-08
1.27	1,812,664	3.7	394,981	588,728	3.7	128,284	2029-12-12
1.24	175,000	4.4	44,421	—	—	—	2030-08-07
1.50	120,000	4.5	—	—	—	—	2030-09-19
1.45	2,558,844	4.7	97,814	—	—	—	2030-12-22
1.65	120,000	4.8	—	—	—	—	2031-01-12
1.34	8,884,106	3.1	1,541,447	4,014,356	1.8	1,129,305

The aggregate intrinsic value of options outstanding and options exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares.  The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$2.06 (approximately US$1.49) as of the last trading day in the three months ended March 31, 2026, that would have been received by the option holders had they exercised their options on that date. There were 7,969,106 in-the-money stock options outstanding and 3,672,691 in-the-money stock options exercisable as of March 31, 2026.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model.

Liability-classified stock options

Activity with respect to liability-classified stock options outstanding is summarized as follows:

Liability-classified Stock Option Activity	Total

December 31, 2025	1,346

Stock compensation expense as adjusted	249
Options exercised	(17)
Options forfeited	(1)
Foreign exchange adjustments	(28)
Increase (decrease) in liability due to fair value recalculations	170

March 31, 2026	1,719

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

The fair value of the liability-classified options as at March 31, 2026 was determined using the Black-Scholes model with the following assumptions:

Black-Scholes assumptions	March 31, 2026

Expected life (years)	0.4 - 3.9
Expected volatility rate	58.3% - 70.4%
Risk free rate	2.8% - 2.9%
Expected dividend rate	—%
Exercise price (CAD$)	$1.44 - $2.46
Market price (CAD$)	$2.06

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

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2025	1,127,706	1.38

Forfeited	(23,206)	1.36

March 31, 2026	1,104,500	1.38

Stock-based compensation expense from RSUs for the three months ended March 31, 2026, and 2025 was $0.2 million and $0.1 million, respectively.

The total fair value of RSUs vested was nil for the three months ended March 31, 2026.

As of March 31, 2026, there was approximately $1.0 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.3 years under the RSU&EI Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

As of March 31, 2026, outstanding RSUs were as follows (expressed in U.S. dollars):

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

464,782	0.7	692,525	2026-12-12
639,718	1.7	953,180	2027-12-22
1,104,500	1.3	1,645,705

The fair value of restricted share units on their respective grant dates is determined using the Black-Scholes model.  There were no restricted share units granted in the three months ended March 31, 2026.

Warrants

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2025	38,273,500	19,136,750	1.50

Exercised	(38,259,998)	(19,129,999)	1.50
Expired	(13,502)	(6,751)	1.50

March 31, 2026	—	—	—

As of March 31, 2026, there were no outstanding warrants as the warrants expired in February 2026.

The fair value of the warrants on their issue date was determined using the Black-Scholes model.  There were no warrants issued in the three months ended March 31, 2026.

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

19.	Sales

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements. The Company also receives disposal fee revenues, which are not related to the sale of U3O8.

Revenues for the three months ended March 31, 2026, and 2025, were as follows:

	Three months ended
	March 31,
	2026		2025
Revenue Summary	Amount	%	Amount	%

Customer A	3,904	99.3%	—	0.0%
U3O8 sales	3,904	99.3%	—	0.0%

Disposal fees	27	0.7%	—	0.0%

	3,931	100.0%	—	0.0%

20.	Cost of Sales

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

Cost of sales consists of the following:

	Three months ended
	March 31,
Cost of Sales	2026	2025

U3O8 product costs	2,687	—
Lower of cost or NRV adjustments	—	2,598
	2,687	2,598

In the three months ended March 31, 2026, there were no NRV adjustments related to produced or non-produced inventory. There was $0.5 million in produced inventory NRV adjustments and $2.1 million in non-produced NRV adjustments in the three months ended March 31, 2025.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

21.	Operating Costs

Operating expenses include exploration and evaluation expense, development expense, general and administration (“G&A”) expense, and mineral property write-offs. Exploration and evaluation expenses consist of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs, including drilling and analysis on properties which have not reached the permitting or operations stage. Development expenses relate to properties that have reached the permitting or operations stage and include costs associated with exploring, delineating, and permitting a property. Once permitted, development expenses also include the costs associated with the construction and development of the permitted property that are otherwise not eligible to be capitalized. G&A expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs.

Operating costs consist of the following:

	Three Months Ended
	March 31,
Operating Costs	2026	2025

Exploration and evaluation	2,279	1,044
Development	14,946	9,743
General and administration	3,923	2,173
Accretion of asset retirement obligations	429	277
	21,577	13,237

22.	Supplemental Information for Statements of Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents with the consolidated statements of cash flows consist of the following:

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	March 31, 2026	March 31, 2025

Cash and cash equivalents	122,841	74,848
Restricted cash and cash equivalents	12,857	11,139
	135,698	85,987

Non-cash Operating Activity	March 31, 2026	March 31, 2025

Drill rigs converted from capital assets to leases receivable	—	910

Estimated reclamation costs increased $2.5 million and $0.1 million in the three months ended March 31, 2026 and 2025, respectively.  The increase in reclamation costs was a non-cash transaction.

Non-cash Investing Activity	March 31, 2026	March 31, 2025

Capital assets included in payables at period end	3,421	1,204
Additional equipment financing incurred	—	363
Change in estimated reclamation costs on mineral properties	2,479	74

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

(expressed in thousands of U.S. dollars, except share data)

Interest expense paid was $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. As discussed in note 14, interest expense recognized associated with the Convertible Notes’ debt discount amortization of $1.5 million is non-cash in nature.  Further, $1.4 million of Convertible Notes’ accrued interest is non-cash in nature and included within accounts payable as of March 31, 2026.

Cash and Non-cash Interest Expense	March 31, 2026	March 31, 2025

Cash interest expense	393	266
Non-cash interest expense	2,553	—

	2,946	266

23.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables, lease receivables, restricted cash and cash equivalents, Capped Call Derivative, accounts payable and accrued liabilities, lease liabilities, the inventory derivative obligation, Conversion Option Derivative, and Warrant Liability. The Company is exposed to risks related to changes in interest rates, counterparty credit risk, and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $38.4 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $97.3 million at risk on March 31, 2026, should the financial institutions with which these amounts are invested be rendered insolvent. The Company’s marketable securities and Capped Call Derivative also potentially subject the Company to concentrations of credit risk. The Company does not consider any of its financial assets to be impaired as of March 31, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion and analysis by management is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations and should be read in conjunction with the audited financial statements and MD&A contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage issuer, as that term is defined by the U.S. Securities and Exchange Commission (“SEC”). We are engaged in uranium recovery and processing activities, including the acquisition, exploration, development, and operation of uranium mineral properties in the U.S. We are operating our Lost Creek Project, our flagship in situ recovery (“ISR”) mining facility, and have commenced initial operations at our Shirley Basin Project, our second ISR uranium mine. Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our common shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.”

Ur-Energy has one wholly owned subsidiary, Ur-Energy USA Inc., incorporated under the laws of the State of Colorado. Ur-Energy USA Inc. has three wholly-owned subsidiaries: NFU Wyoming, LLC, a limited liability company formed under the laws of the State of Wyoming which acts as our land holding and exploration entity; Lost Creek ISR, LLC, a limited liability company formed under the laws of the State of Wyoming to operate our Lost Creek Project and hold our Lost Creek properties and assets; and Pathfinder Mines Corporation, incorporated under the laws of the State of Delaware, which holds, among other assets, our Shirley Basin Project in Wyoming. Our material U.S. subsidiaries remain unchanged since the filing of our Annual Report on Form 10-K, dated March 10, 2026.

We utilize ISR to recover uranium at our Lost Creek Property and Shirley Basin Project, which are both located in Wyoming, and will do so at other projects where possible. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a low cost.

At Lost Creek, we extract and process uranium oxide (“U3O8”) at the Lost Creek processing facility, which includes all circuits for the production, drying, and drumming (packaging) of U3O8. After processing, drying, and drumming, U3O8 is shipped from Lost Creek to a third-party conversion facility to be weighed, assayed, and stored until sold. When sold and further processed, our uranium production fuels nuclear power, which is a cost-effective, safe, and reliable source of electrical power that provides an estimated 55% of the carbon-free electricity in the U.S.

In April 2026, we commenced initial operations to extract and capture U3O8 at Shirley Basin. The Shirley Basin Project is designed as a satellite facility. The Lost Creek processing facility will be utilized to process U3O8 that is extracted and captured on resin (plastic beads that attract and bind uranium ions) in ion exchange (“IX”) columns at the Shirley Basin Project. We expect to begin transporting U3O8-loaded resin from Shirley Basin to Lost Creek in summer 2026, subject to the receipt of additional regulatory approvals.

Successful production operations depend on strong safety programs. Our safety performance and culture at Lost Creek and Shirley Basin have continued to improve, and we remain focused on safety and compliance throughout our operations.

Our combined licensed capacity at Lost Creek and Shirley Basin totals 4.2 million pounds of U3O8 per year. This includes licensed annual capacity at the Lost Creek processing facility of up to 2.2 million pounds of U3O8 slurry and/or dried U3O8, of which up to 1.2 million pounds of U3O8 may be produced from Lost Creek wellfields. It also includes two million pounds of U3O8 slurry and/or dried U3O8 of licensed annual capacity (including toll processing) at Shirley Basin for a full processing facility. As described above, the Shirley Basin facility is designed as a satellite plant, and we plan to process U3O8 extracted and captured at Shirley Basin at the Lost Creek facility, but our ability to construct a full processing facility at Shirley Basin and toll process for other producers in the future provides operating flexibility as may be dictated by future market conditions. The maximum annual wellfield production rate under the mining permit for Shirley Basin is not planned to exceed 1.4 million pounds of dried U3O8 per year.

We currently have multi-year sales agreements with eight global nuclear energy companies with projected delivery commitments of approximately 5.75 million pounds U3O8 from 2026 through 2033, including 1.3 million pounds in 2026.

Industry and Market Update

Demand growth, energy security considerations, and government policies continue to support the nuclear industry in the United States and globally. Developments during 2026 Q1 included continued policy support for domestic nuclear fuel cycle capabilities, increasing electricity demand associated with data centers and artificial intelligence (“AI”), and ongoing regulatory reforms intended to facilitate nuclear deployment.

Electricity demand growth remains a significant factor supporting interest in nuclear energy as a source of reliable, baseload, low-carbon power. The International Energy Agency reports that nuclear generation reached a record level in 2025 and projects that its growth rate will more than double from 2026 through 2030 compared with 2021 to 2025. The most recent projections of the International Atomic Energy Agency are that global nuclear capacity could more than double by 2050, and the World Nuclear Association has called for nuclear power generation to triple by 2050.

Changes in recent years in U.S. government policies, including energy security initiatives, domestic fuel cycle incentives, and reactor deployment programs, are providing greater support to the nuclear industry. In May 2025, President Trump signed four Executive Orders (“EOs”) aimed at accelerating U.S. nuclear technology development and deployment, reforming related regulations, strengthening the fuel cycle industrial base, and supporting nuclear contributions to national security. EO 14300, which mandates a comprehensive revision of U.S. Nuclear Regulatory Commission (“NRC”) regulations and processes, has a policy objective to facilitate the expansion of U.S. nuclear energy capacity from approximately 100 GW in 2024 to approximately 400 GW by 2050. In response, the U.S. government announced a strategic initiative with Westinghouse Electric Company and its owners in October 2025 to help facilitate financing and permitting for a potential multi-reactor build program in the U.S. with an estimated value up to $80 billion.

In addition to the broader nuclear industry, the U.S. government has taken actions in recent years that support increased reliance on uranium from U.S. sources. The Prohibiting Russian Uranium Imports Act, enacted in May 2024, restricts imports of Russian uranium products through 2040, subject to limited waivers. The U.S. Geological Survey added uranium to the U.S. Critical Minerals List in 2025, and executive actions, including EO 14241, direct federal agencies to facilitate domestic mineral production.

The U.S. government has continued to take actions in 2026 to support the domestic nuclear fuel cycle and reduce reliance on foreign sources of nuclear fuel. The DOE’s fiscal year 2026 budget includes approximately $3.1 billion for the Office of Nuclear Energy to support advanced reactor development and deployment. In January 2026, the DOE announced approximately $2.7 billion in contract awards to support the development of domestic low-enriched uranium (LEU) and high-assay, low-enriched uranium (HALEU) enrichment capacity. In parallel, the NRC has continued implementation of the reforms directed by EO 14300, including to establish defined licensing timelines, streamline regulatory review, and adopt more risk-informed and performance-based licensing approaches.

In the broader nuclear market, the military conflict involving Iran that began in late February 2026 and associated shipping disruptions through the Strait of Hormuz introduced uncertainty into global oil and liquefied natural gas markets and highlighted the importance of reliable energy supply. Since the onset of the conflict, several countries in Africa reaffirmed plans to pursue new nuclear generation projects; South Korea moved to increase nuclear generation, including raising utilization rates at existing plants and accelerating maintenance schedules to increase output; Taiwan began evaluating the potential restart of previously shut-down reactors; and Japan entered into new international nuclear cooperation and fuel-related agreements. Japan also restarted the world’s largest nuclear plant, Kashiwazaki-Kariwa, in January 2026, prior to the conflict.

During 2026 Q1, spot U3O8 prices remained relatively volatile, increasing from approximately $81.55 per pound at December 31, 2025, to approximately $101.25 per pound on January 29, 2026, and ending the quarter at $84.25 per pound on March 31, 2026. Over a longer period, uranium prices have increased from historical lows in prior years but have continued to fluctuate in response to market developments.

Overall, recent developments continue to support the outlook for nuclear energy and uranium markets. Increasing electricity demand, government support for domestic nuclear fuel cycle capabilities, ongoing regulatory reform efforts, and energy security considerations continue to highlight the importance of domestic uranium as a source of fuel for reliable, carbon-free electricity.

Mineral Rights and Properties

Our current land portfolio in Wyoming includes 12 projects. Ten of these projects are in the Great Divide Basin (“GDB”), Wyoming, including our flagship Lost Creek Project. We control nearly 1,800 unpatented mining claims and three State of Wyoming mineral leases for a total of approximately 35,400 acres at our Lost Creek Property, including the Lost Creek permit area (the “Lost Creek Project” or “Lost Creek”) and certain adjoining projects, which we refer to as the LC East, LC West, LC North, LC South, and EN project areas (collectively, with the Lost Creek Project, the “Lost Creek Property”). Five of the projects at the Lost Creek Property contain reported mineral resources: Lost Creek, LC East, LC West, LC North, and LC South.

We control approximately 3,536 acres of property interests in the general area of our Shirley Basin Project in central southeast Wyoming. Within that area, the permitted area of 2,605 acres includes 1,770 acres of locatable mineral lands that we control, including nine patents, 29 unpatented mining claims, and two tracts of fee minerals.

Our Wyoming properties, including our Shirley Basin Project, total approximately 48,000 acres. We have other non-material exploration stage projects in Wyoming located in the GDB, and our Lucky Mc Project is in the Gas Hills Uranium District, Wyoming. The Lost Creek Property and the Shirley Basin Project are the only two mineral properties that we deem to be individually material.

Lost Creek Property

We sold 55,000 pounds of U3O8 at an average price of $70.98 per pound during 2026 Q1, generating revenue of $3.9 million. During the quarter, we dried and packaged 95,599 pounds of U3O8 and shipped 103,956 pounds of U3O8 to the conversion facility. At March 31, 2026, our finished inventory at the third-party conversion facility totaled 417,231 pounds of U3O8.

During 2026 Q1, we operated a total of 15 header houses (“HHs”) at Lost Creek, including 13 in our second mine unit (“MU2”) and two brought online during 2026 Q1 in the second phase of our first mine unit (“MU1 Phase 2”). An additional HH in MU1 Phase 2 was recirculating fluid at quarter-end and is expected to be brought online in the coming days.

Wellfield development and surface construction at Lost Creek during 2026 Q1 were focused on MU1 Phase 2 and remain on schedule for our 2026 operating plans. MU1 Phase 2 is planned to include 10 HHs, several of which we plan to bring online during 2026 Q2. During the quarter, we advanced installation of the remaining production and injection wells planned for MU1 Phase 2, all of which have been drilled and cased. Including HHs already in operation, our Casper shop has completed construction of seven of the 10 HHs planned for MU1 Phase 2 and made progress on components for the remaining three.

We also continued with wellfield delineation and development in MU4 and MU5 and began pattern planning for MU5. During 2026 Q1, we received approval of an amended aquifer exemption for Lost Creek that covered MU5 and substantially expanded the scope of the exemption. At March 31, 2026, we had 15 drill rigs operating at Lost Creek, which we expect will be sufficient for our 2026 drill programs.

During 2026 Q1, production flow averaged approximately 2,700 gpm and production grade averaged approximately 47 mg/L. We continue to optimize plant operations to increase flow rates from the wellfield, including addressing fine particles from the host formation that have reduced flow rates. To better address these fine particles over the long-term, we are developing a water treatment facility at Lost Creek, which we expect will enable sustained higher flow rates. As an interim measure, we progressed work during 2026 Q1 on the installation of a sand filtration system, which is expected to be operational in 2026 Q2.

To increase production at Lost Creek, we also plan to continue the shift from MU2 to MU1 Phase 2, bringing additional HHs online in MU1 Phase 2 throughout 2026, and by better optimizing injection fluid chemistry. We have also engaged a contractor to support implementation of an enhanced maintenance program, and we plan to improve our reverse osmosis systems. We continue to focus on daily drumming to increase the volume of product packaged and shipped from the plant.

Since year-end 2025, with few exceptions, we have been fully staffed at Lost Creek. Retention and training remain priorities as we continue to optimize operations. Many employees at Lost Creek were hired as part of the ramp-up of operations and are relatively new to the industry. As personnel gain additional experience, we expect continued improvement in production performance.

Shirley Basin

During 2026 Q1, we continued to advance wellfield development and plant construction at our Shirley Basin Project. The plant is being constructed as a satellite facility, with U3O8 extracted from the wellfield and captured on resin in the plant to be transported to Lost Creek for processing, drying, and drumming. The project is planned to include three relatively shallow mine units.

Drilling and installation of wells for HH 1-1 in the first mine unit (“MU1”) at Shirley Basin were completed prior to year-end 2025. During 2026 Q1, we completed the connection of HH 1-1 to the plant and progressed surface construction and installation of HH 1-2. The main pipeline has been completed for the first four HHs.

Well installation in MU1 progressed well during the quarter and continues at various stages for HH 1-3 through HH 1-8. Historical delineation and exploration drilling at Shirley Basin has allowed for focused wellfield development. At March 31, 2026, 540 injection and production wells in MU1 had been pilot drilled, 312 of those wells had been cased, and eight drill rigs were operating at Shirley Basin. Our Casper shop has completed construction of five HHs planned for MU1 and made progress on components for two additional HHs.

Construction activities at Shirley Basin progressed during 2026 Q1 across all structural, mechanical, electrical, and site infrastructure workstreams. Major infrastructure is substantially complete, including primary roads; substation and secondary overhead power; support buildings (including the refurbishment of the existing warehouse, construction bay, maintenance bay, and a new drilling support building); the first two evaporation ponds; the modular main office complex; and the foundation, metal building, and roof of the plant. In addition, all IX columns and most tanks in the plant have been installed and work has progressed on exterior utilities, fencing, and grading. While engineering refinements, procurement activities, and seasonal weather conditions have affected the pace of certain workstreams, construction progress accelerated and execution improved during the quarter. Ongoing construction activities are focused on structural steel, piping systems, electrical installation, and interior building work.

Since year-end 2025, the Wyoming Department of Environmental Quality completed its pre-operational inspections for the facility, and in April 2026, we brought HH 1-1 online and commenced initial operations to extract and capture U3O8.

Subject to an additional regulatory operational inspection and approval, we expect to complete the installation and commissioning of the production circuits and other development needed to commence the transportation of resin loaded with U3O8 from Shirley Basin to Lost Creek in summer 2026. After processing, drying, and drumming at Lost Creek, U3O8 produced at Shirley Basin will be transported to the third-party conversion facility and added to our inventory for delivery to customers.

Various plant construction activities are expected to continue through 2026 following the commencement of U3O8-loaded resin shipments to Lost Creek, with the installation of water treatment equipment planned for 2027.

With few exceptions, we have been fully staffed at Shirley Basin since year-end 2025. A phased recruitment plan implemented in 2025 has allowed us to provide personnel, many of whom are new to the industry, with task, safety, and cross training in advance of operations.

Casper Construction and Operations Facilities

Our Casper, Wyoming construction shop supplies header houses to both our Lost Creek Project and our Shirley Basin Project. All our header houses are fabricated and built in Casper, allowing for efficiency, cost savings, and greater safety due to minimized travel requirements. During 2026 Q1, our construction team delivered two HHs to Lost Creek and three HHs to Shirley Basin, and advanced construction of five additional header houses.

Our Casper chemistry lab continues to support mine unit analysis at both Lost Creek and Shirley Basin through uranium analysis, product quality testing, and water sampling analysis. The lab staff also support ongoing research and development programs.

Exploration Programs

Lost Soldier Project

In 2025, we renewed exploration activities in the Great Divide Basin (“GDB”), Wyoming. Work began at our Lost Soldier Project located northeast of Lost Creek in 2025 Q3. The program at Lost Soldier included the installation of a series of aquifer test wells to facilitate a better understanding of the local hydrogeology. While the geology of the project is largely understood with the benefit of data from approximately 4,000 historical drill holes, additional hydrogeologic data and characterization will enable our professional staff to better plan for potential permitting and development of the site. We commenced aquifer testing in April 2026 and plan to initiate baseline environmental studies in 2026 in anticipation of possible permitting to advance the project. We also anticipate preparing a technical report for Lost Soldier in 2026.  Located approximately 17 road miles to the Lost Creek plant, Lost Soldier has the potential to be developed as a satellite operation.

North Hadsell and LC South Projects

As work concluded at Lost Soldier in 2025, the drill rigs and related teams began exploration drilling at our North Hadsell Project, also in the GDB north of Lost Creek. Through mid-March 2026, when seasonal sage grouse restrictions began, we had drilled 33 wide-spaced framework holes, each approximately 1,000 feet deep, for a total of 33,815 feet. Seven of these initial drill holes have returned significant mineralization, indicating the presence of a stacked roll-front system containing 13 individual intercepts exceeding 0.20 GT (Grade (%eU3O8) times Thickness (ft)). These grades and thicknesses closely resemble the mineralization at Lost Creek, where the Company applies a 0.20 GT cut-off in evaluating economic mineral resources. Preliminary interpretation suggests the potential for up to eight individual roll fronts within a depth range of approximately 300 to 800 feet below surface, ideal for ISR mining, with indications of additional mineralized horizons at depth.

We plan to begin reclamation work at North Hadsell this summer on surface disturbance associated with the recent exploration activities, which will be necessary before returning to drill at the project. We also expect to commence an approximately 120-hole exploration program at our LC South property this summer.

Sales Agreements

We currently have multi-year sales agreements with eight global nuclear energy companies. Our agreements call for base annual deliveries of 1.3 million pounds of U3O8 in 2026, 1.15 million pounds in 2027, 1.4 million pounds in 2028, 900 thousand pounds in 2029, 800 thousand pounds in 2030, 100 thousand pounds in 2032, and 100 thousand pounds in 2033, with additional deliveries at our election of up to 100,000 pounds in 2028, 2029, and 2030. Combined base deliveries from 2026 through 2033 total 5.75 million pounds of U3O8.

Several of our sales agreements provide for a combination of escalated fixed price and market-related pricing, subject to a floor and ceiling, while others are escalated fixed pricing. Also, several of the agreements include provisions by which the purchaser may flex the delivery amount (up or down) as much as 10% in a delivery year, and others provide options to add sales quantities in additional delivery years.

During the quarter, we provided notice to one of our customers of the satisfaction of the fourth of four production milestones tied to delivery commitments in 2026 through 2029.

Corporate Management Update

In January 2026, Alex Ritchie was appointed General Counsel and Corporate Secretary of the Company to succeed Penne Goplerud, who has retired. Mr. Ritchie has more than 25 years of diverse legal, executive and business experience. He was in private practice from 1999-2009, including nine years at a prominent Denver law firm, where he represented mining and energy clients on billions of dollars of transactions.

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

U3O8 Price per Pound Sold Calculation	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2026 Q1

Sales per financial statements	$000	—	10,435	6,323	10,449	3,931
Disposal fees	$000	—	(7)	—	(21)	(27)
U3O8 sales	$000	—	10,428	6,323	10,428	3,904
U3O8 pounds sold	lb	—	165,000	110,000	165,000	55,000
U3O8 price per pound sold	$/lb	—	63.20	57.48	63.20	70.98

Sales per the financial statements includes U3O8 sales and disposal fees. Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2026 Q1

Cost of sales per financial statements	$000	2,598	8,495	7,065	8,977	2,687
Lower of cost or NRV adjustment	$000	(2,598)	(98)	—	(9)	—
U3O8 product costs	$000	—	8,397	7,065	8,968	2,687
U3O8 pounds sold	lb	—	165,000	110,000	165,000	55,000
U3O8 cost per pound sold	$/lb	—	50.89	64.23	54.35	48.85

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments. U3O8 cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations including the related depreciation and amortization of capitalized assets, asset retirement costs, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales in the financial statements. NRV adjustments, if any, relate to U3O8 inventories and do not relate to the sale of U3O8, and are excluded from the U3O8 product costs and U3O8 cost per pound sold measures.

U3O8 Product Sales

The following table provides information on our U3O8 product sales:

U3O8 Product Sales	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2026 Q1

U3O8 Product Sales
Produced	$000	—	10,428	—	10,428	3,904
Non-produced	$000	—	—	6,323	—	—
	$000	—	10,428	6,323	10,428	3,904

U3O8 Pounds Sold
Produced	lb	—	165,000	—	165,000	55,000
Non-produced	lb	—	—	110,000	—	—
	lb	—	165,000	110,000	165,000	55,000

U3O8 Price per Pounds Sold
Produced	$/lb	—	63.20	—	63.20	70.98
Non-produced	$/lb	—	—	57.48	—	—
	$/lb	—	63.20	57.48	63.20	70.98

In 2025, we sold 440,000 pounds of U3O8 at an average price per pound sold of $61.77 for revenues of $27.2 million. The deliveries were made into base-escalated contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound.

In 2026 Q1, we sold 55,000 pounds of U3O8 at an average price of $70.98 per pound for revenues of $3.9 million. The deliveries were made under contracts negotiated in 2024 that included a combination of base-escalated and market-based pricing, which led to the higher price received in 2026 Q1 as compared to the 2025 pricing.

In 2026, we expect to sell 1,300,000 pounds of U3O8 at an average price per pound sold of approximately $63 for revenues of approximately $82 million.  Of the 1,300,000 pounds, only 210,000 pounds were contracted in 2024 with a combination of base-escalated and market-based pricing.  The remaining 1,090,000 pounds were negotiated as base-escalated contracts in 2022 and 2023, when the long-term price was between $43 and $57, which will lead to the lower average estimated price in 2026 as compared to the 2026 average actual Q1 price.

Deliveries for 2026 are committed to six customers with a substantial majority of deliveries occurring in the latter part of the year. Our current expectation is to deliver 55,000 pounds in 2026 Q1, 215,000 pounds in 2026 Q2, 190,000 pounds in 2026 Q3, and 840,000 pounds in 2026 Q4, for a total of 1,300,000 pounds of U3O8 in 2026.  The deliveries were scheduled in this fashion to complement the ramp up and start up schedules of Lost Creek and Shirley Basin.

U3O8 Product Costs

The following table provides information on our U3O8 product costs:

U3O8 Product Costs	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2026 Q1

U3O8 Product Costs
Ad valorem and severance taxes	$000	—	433	—	700	211
Cash costs	$000	—	6,635	—	6,386	1,852
Non-cash costs	$000	—	1,329	—	1,882	624
Produced	$000	—	8,397	—	8,968	2,687
Non-produced	$000	—	—	7,065	—	—
	$000	—	8,397	7,065	8,968	2,687

U3O8 Pounds Sold
Produced	lb	—	165,000	—	165,000	55,000
Non-produced	lb	—	—	110,000	—	—
	lb	—	165,000	110,000	165,000	55,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	—	2.62	—	4.24	3.84
Cash costs	$/lb	—	40.21	—	38.70	33.67
Non-cash costs	$/lb	—	8.06	—	11.41	11.34
Produced	$/lb	—	50.89	—	54.35	48.85
Non-produced	$/lb	—	—	64.23	—	—
	$/lb	—	50.89	64.23	54.35	48.85

In 2025, we delivered 330,000 produced pounds at an average cost per pound sold of $52.62. Production at Lost Creek increased during the year leading to lower average costs per produced pound. The cost per produced pound in ending inventory was $46.36 at December 31, 2025. In 2025, we delivered 110,000 non-produced pounds at an average cost per pound sold of $64.23.

In 2026 Q1, we delivered 55,000 produced pounds at an average cost per pound sold of $48.85. The increased production rates in 2025 discussed above, and the resulting lower cost per pound in ending inventory, led to the lower average cost per pound sold in 2026 Q1 as compared to 2025.

In 2026, we expect to sell 1,300,000 pounds of U3O8. The sales will be made from a combination of produced and purchased pounds. As of March 31, 2026, we had a total of 417,231 pounds of U3O8 at the conversion facility, including 240,000 purchased pounds. Production at Lost Creek is expected to continue to increase in 2026 and we expect to initiate production at Shirley Basin in summer 2026. Uranium bearing solution is now being captured at Shirley Basin and uranium concentrations are expected to increase over time as we expand the wellfield and bring additional production circuits online.  As production at Lost Creek increases, we expect to see further decreases in the cost per pound produced. However, initial production at Shirley Basin will likely have higher production costs per pound until production rates increase over time as expected.

U3O8 Product Profit (Loss)

The following table provides information on our U3O8 product profit and loss:

U3O8 Product Profit (Loss)	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2026 Q1

U3O8 Product Sales
Produced	$000	—	10,428	—	10,428	3,904
Non-produced	$000	—	—	6,323	—	—
	$000	—	10,428	6,323	10,428	3,904

U3O8 Product Costs
Produced	$000	—	8,397	—	8,968	2,687
Non-produced	$000	—	—	7,065	—	—
	$000	—	8,397	7,065	8,968	2,687

U3O8 Product Profit (Loss)
Produced	$000	—	2,031	—	1,460	1,217
Non-produced	$000	—	—	(742)	—	—
	$000	—	2,031	(742)	1,460	1,217

U3O8 Pounds Sold
Produced	lb	—	165,000	—	165,000	55,000
Non-produced	lb	—	—	110,000	—	—
	lb	—	165,000	110,000	165,000	55,000

U3O8 Price per Pound Sold
Produced	$/lb	—	63.20	—	63.20	70.98
Non-produced	$/lb	—	—	57.48	—	—
	$/lb	—	63.20	57.48	63.20	70.98

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	—	2.62	—	4.24	3.84
Cash costs	$/lb	—	40.21	—	38.70	33.67
Non-cash costs	$/lb	—	8.06	—	11.41	11.34
Produced	$/lb	—	50.89	—	54.35	48.85
Non-produced	$/lb	—	—	64.23	—	—
	$/lb	—	50.89	64.23	54.35	48.85

U3O8 Profit (Loss) per Pound Sold
Cash costs	$/lb	—	22.99	—	24.50	37.31
Less ad valorem and severance taxes	$/lb	—	(2.62)	—	(4.24)	(3.84)
Less non-cash costs	$/lb	—	(8.06)	—	(11.41)	(11.34)
Produced	$/lb	—	12.31	—	8.85	22.13
Non-produced	$/lb	—	—	(6.75)	—	—
	$/lb	—	12.31	(6.75)	8.85	22.13

U3O8 Profit (Loss) Margin
Cash costs	%	—	36.4	—	38.8	52.6
Less ad valorem and severance taxes	%	—	(4.1)	—	(6.7)	(5.4)
Less non-cash costs	%	—	(12.8)	—	(18.1)	(16.0)
Produced	%	—	19.5	—	14.0	31.2
Non-produced	%	—	—	(11.7)	—	—
	%	—	19.5	(11.7)	14.0	31.2

In 2025, the average price per pound sold was $61.77 and the average cost per pound sold was $55.52, which resulted in an average profit per pound sold of $6.25 and an average profit margin of about 10%. The non-produced pounds sold in 2025 resulted in a loss per pound sold of $6.75 due to the higher average cost per purchased pound sold, which was $64.23. The average cost per produced pound sold was $52.62, which resulted in an average gain per produced pound sold of $10.58 and an average profit margin per pound sold of about 17%.

In 2026 Q1, we sold 55,000 produced pounds at an average price per pound sold of $70.98 and the average cost per pound sold was $48.85, which resulted in an average profit per pound sold of $22.13 and an average profit margin per pound sold of about 31%. On a cash cost basis, the average profit per pound sold was $37.31 and the profit margin per pound sold was about 53%. The improvement in 2026 Q1 as compared to 2025 was due to the higher sales price received in combination with a lower cost per pound sold.

In 2026, profit margins from Lost Creek should be better than in 2025 with a slightly higher average sales price and production cost per pound sold.  As Shirley Basin comes online, the initial cost per pound produced will be higher until production rates increase over time as expected, which will result in lower initial profit margins.

U3O8 Production and Ending Inventory

The following tables provide information on our production and ending inventory of U3O8 pounds:

U3O8 Production	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2026 Q1

Pounds captured	lb	74,479	128,970	89,267	78,177	110,314
Pounds drummed in	lb	83,066	112,033	93,523	121,818	95,599
Pounds shipped	lb	106,301	105,316	70,190	138,337	103,956
Non-produced pounds acquired	lb	—	—	—	100,000	—

U3O8 Ending Inventory	Unit	2025 Q1	2025 Q2	2025 Q3	2025 Q4	2026 Q1

Pounds
In-process inventory	lb	29,700	37,590	29,362	17,203	26,794
Plant inventory	lb	10,772	17,484	40,817	24,295	15,939
Conversion inventory - produced	lb	118,540	65,607	138,150	124,591	177,231
Conversion inventory - non-produced	lb	250,000	250,000	140,000	240,000	240,000
	lb	409,012	370,681	348,329	406,089	459,964

Value
In-process inventory	$000	382	509	630	201	681
Plant inventory	$000	582	921	2,267	1,097	995
Conversion inventory - produced	$000	6,463	3,409	7,290	5,776	9,133
Conversion inventory - non-produced	$000	16,058	16,058	8,992	17,217	17,217
	$000	23,485	20,897	19,179	24,291	28,026

Cost per Pound
In-process inventory	$/lb	12.86	13.54	21.46	11.68	25.42

Plant inventory	$/lb	54.03	52.68	55.54	45.15	62.43

Conversion inventory:
Ad valorem and severance tax	$/lb	2.16	3.06	3.29	3.89	3.95
Cash cost	$/lb	43.43	40.55	39.71	31.89	35.52
Non-cash cost	$/lb	8.94	8.35	9.77	10.58	12.06
Conversion inventory - produced	$/lb	54.53	51.96	52.77	46.36	51.53
Conversion inventory - non-produced	$/lb	64.23	64.23	64.23	71.74	71.74
	$/lb	61.11	61.68	58.54	63.07	63.15

In 2025, we captured 370,893 pounds, drummed 410,440 pounds and shipped 420,144 pounds as mining activities continued to accelerate.

In 2026 Q1, pounds captured increased 32,137 pounds or about 41% compared to 2025 Q4.  Flow rates at Lost Creek improved after being intentionally lowered in late 2025 to allow the plant to make processing modifications and perform additional equipment repairs that would allow it to also produce at greater annual rates. The plant modifications are intended to address the elution, precipitation, washing, and drying processes, including allowing for greater washing efficiency and more routine operation of the dryers. Much of the work related to plant systems was completed in 2025 Q4.

However, fine particles from the host formation carried in solution continue to inhibit our ability to increase flow rates into the plant. To address the issue, we are currently installing a sand filtration system to further optimize production and processing by selectively removing fine particles before they enter the plant. The installation of the sand filters is in process and expected to be completed in 2026 Q2.

Pounds drummed and shipped in 2026 Q1 decreased compared to 2025 Q4 because we intentionally lowered flow rates in late 2025, which lowered the number of pounds captured in 2025 Q4 that were available to be drummed and shipped in the current quarter.  We expect pounds drummed and shipped in 2026 Q2 to increase reflecting the increase in pounds captured in 2026 Q1.

Conversion facility inventories increased during the current quarter, from approximately 365,000 pounds at December 31, 2025 to approximately 417,000 pounds at March 31, 2026. The increase was due to shipping more pounds to the conversion facility than we sold during the quarter.  The ending produced inventory cost per pound increased from $46.36 to $51.53 during the quarter, reflecting higher average production costs per pound drummed that resulted from drumming fewer pounds during the quarter.

There were no NRV adjustments in 2026 Q1.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

The following table summarizes the results of operations for the three months ended March 31, 2026 and 2025:

Results of Operations	Three Months Ended
(expressed in thousands of U.S. dollars,	March 31,
except per share and non-GAAP per pound data)	2026	2025	Change

Sales	3,931	—	3,931
Cost of sales	(2,687)	(2,598)	(89)
Gross profit (loss)	1,244	(2,598)	3,842

Operating costs	(21,577)	(13,237)	(8,340)
Operating profit (loss)	(20,333)	(15,835)	(4,498)

Interest income	765	867	(102)
Interest expense	(2,946)	(266)	(2,680)
Mark to market gain (loss)	(6,363)	4,310	(10,673)
Foreign exchange gain (loss)	(639)	—	(639)
Other income (loss)	741	26	715
Net income (loss)	(28,775)	(10,898)	(17,877)

Foreign currency translation adjustment	914	(28)	942
Comprehensive income (loss)	(27,861)	(10,926)	(16,935)

Earnings (loss) per common share:
Basic	(0.07)	(0.03)	(0.04)
Diluted	(0.07)	(0.03)	(0.04)

U3O8 pounds sold	55,000	—	55,000

U3O8 price per pound sold	70.98	—	70.98

U3O8 cost per pound sold	48.85	—	48.85

U3O8 profit (loss) per pound sold	22.13	—	22.13

Sales

Sales per the financial statements include U3O8 sales and disposal fees as shown in the following table:

	Three Months Ended
Sales	March 31,
(expressed in thousands of U.S. dollars)	2026	2025	Change

U3O8 product sales	3,904	—	3,904
Disposal fees	27	—	27
	3,931	—	3,931

Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

We sold 55,000 pounds at $70.98 for $3.9 million in 2026 Q1.  There were no uranium sales during the comparable quarter in 2025.

We also had two transactions totaling $27 thousand in disposal fee revenue in the three months ended March 31, 2026. We had no disposal fee revenues in 2025 Q1.  Our disposal income is dependent on the reclamation programs of other companies and varies based on their level of activity.

Cost of Sales

Cost of sales per the financial statements includes U3O8 product costs and lower of cost or NRV adjustments as shown in the following table:

	Three Months Ended
Cost of Sales	March 31,
(expressed in thousands of U.S. dollars)	2026	2025	Change

U3O8 product costs	2,687	—	2,687
Lower of cost or NRV adjustments	—	2,598	(2,598)
	2,687	2,598	89

During 2026 Q1, all product sales were from inventory produced at Lost Creek.

The NRV adjustments for the three months ended March 31, 2025 predominantly related to a decline in the market price of U3O8 which reduced the value of the non-produced inventory that had been acquired in 2024.

Gross Profit (Loss)

There was a positive gross profit in 2026 as the product that was sold was produced and was carried at a lower average cost per pound.  As there were no sales in 2025 Q1, the gross loss was the result of the NRV adjustment discussed above.

Operating Costs

The following table summarizes operating costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended
Operating Costs	March 31,
(expressed in thousands of U.S. dollars)	2026	2025	Change

Exploration and evaluation	2,279	1,044	1,235
Development	14,946	9,743	5,203
General and administration	3,923	2,173	1,750
Accretion of asset retirement obligations	429	277	152
	21,577	13,237	8,340

Total operating costs increased $8.3 million in the three months ended March 31, 2026 as compared to 2025, respectively. The drivers of the change were increased pre-operational and wellfield development costs at Shirley Basin, expanded exploration and development at Lost Creek and other non-operating properties and a timing difference related to annual employee bonuses which were accrued at March 31, 2026.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. For 2026 Q1, costs increased $1.2 million over 2025 Q1.  Labor costs accounted for $0.7 million of the increases in 2026 compared to 2025, due to increases in staffing levels and bonus accruals.  In addition, exploration drilling on properties other than Lost Creek and Shirley Basin amounted to $0.4 million for the period.

Development expense, a component of operating costs, increased $5.2 million in 2026 Q1 as compared to 2025 Q1. The following table summarizes the development costs included in operating costs for the three months ended March 31, 2026, and 2025:

	Three Months Ended
Development Costs	March 31,
(expressed in thousands of U.S. dollars)	2026	2025	Change

Lost Creek mine unit development	7,118	9,117	(1,999)
Lost Creek disposal well development	10	2	8
Shirley Basin mine unit development	7,815	623	7,192
Other development	3	1	2
	14,946	9,743	5,203

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

As noted, development expenses increased approximately $5.2 million during the three months ended March 31, 2026, compared to 2025. Development activities at Shirley Basin accounted for increase, which was partially offset by a decrease in development costs at Lost Creek. The Company reached full staffing levels for the development and operations at Shirley Basin and has nearly completed plant construction, but as it has not started production, all wellfield, plant, and site administration costs are treated as development costs. Drilling costs, supplies, and related services as well as repairs, fuel, and overhead, such as insurance and bonding costs, related to these heightened efforts are being expensed to development costs.

General and administration expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three months ended March 31, 2026, these expenses increased $1.8 million, compared to 2025. The increase was driven by labor, which increased $1.0 million due to executive staff increases, which took place after 2025 Q1, as well as the 2026 Q1 bonus costs. Stock based compensation also increased by $0.7 million as more personnel qualified for stock-based awards as compared to 2025 Q1 and due to changes in the stock price.

Other Income and Expenses

Interest income was slightly lower for the three months ended March 31, 2026, as compared to the same period in 2025.  The decrease was primarily driven by lower interest rates.  Interest expense increased due to the sale of our Convertible Notes in December 2025, which includes a full quarter of its 4.75% coupon interest expense and the related amortization of debt discounts, including debt issuance costs, during 2026 Q1.

The 2025 mark to market gain included adjustments to the warrant liability and the inventory derivative obligation.  The warrants are now fully exercised or forfeited, but the mark to market for 2026 Q1 included final adjustments to the warrant liability during the quarter prior to their expiration and ongoing adjustments to the inventory derivative obligation. In addition, the 2026 Q1 mark to market adjustments also include changes in the derivative values associated with the Convertible Notes sold in 2025 Q4 and changes in the market value of marketable securities that we received in connection with the sale of drilling data in 2026 Q1, as described below.

Other income includes the sale of certain drilling data that was obtained in the Pathfinder Mines acquisition, which was sold in January 2026, for $0.1 million of cash and marketable securities valued at $0.6 million.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three months ended March 31, 2026 were $0.07 per share. The basic and diluted losses per common share for the same period in 2025 were $0.03. The diluted loss per common share is equal to the basic loss per common share due to the anti-dilutive effect of outstanding stock awards and convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flows, our cash, cash equivalents, and restricted cash and cash equivalents increased from the December 31, 2025 balance of $135.3 million to $135.7 million as of March 31, 2026. During the three months ended March 31, 2026, we used $16.5 million for operating activities, $12.2 million for investing activities, and raised $28.4 million through financing activities.

Operating activities used $16.5 million in the three months ended March 31, 2026. In 2026 Q1, we collected $3.9 million from a uranium sale and received $0.8 million of interest income. We spent $0.4 million on interest expense, $4.9 million on production costs, and $20.3 million on operating costs. We had a $4.4 million favorable working capital movement primarily related to increases in accounts payable and accrued liabilities.

Investing activities used $12.2 million during the three months ended March 31, 2026. We spent $10.4 million on construction and equipment at Shirley Basin, $0.7 million on construction at Lost Creek, $0.5 million for piping upgrades at Lost Creek, $0.7 million for rolling stock, and we received $0.1 million from the sale of drilling data.

Financing activities generated $28.4 million in the three months of March 31, 2026. We received $28.7 million from the exercise of 38.3 million warrants for 19.1 million shares at $1.50 per share.  This was partially offset by $0.2 million of debt issue costs related to the Convertible Notes financing and $0.1 million for principal payments on finance leases.

Universal Shelf Registration and At Market Facility

On May 29, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley Securities”) relating to our common shares. The Sales Agreement was filed in conjunction with a universal shelf registration statement on Form S-3, effective May 27, 2020, which has expired. On June 7, 2021, we amended and restated the Sales Agreement (the “Restated Agreement”) to include Cantor Fitzgerald & Co. (“Cantor,” and together with B. Riley Securities, the “Agents”) as a co-agent. Under the Restated Agreement, as amended, we may from time to time issue and sell our common shares at market prices on the NYSE American or other U.S. market.

We entered into a first amendment (“Amendment No. 1”) to the Restated Agreement with the Agents on December 17, 2021, which was filed in conjunction with a universal shelf registration statement on Form S-3 that was declared effective on December 17, 2021, and a second amendment (“Amendment No. 2”) to the Restated Agreement with the Agents on July 19, 2023, which was filed in conjunction with a universal shelf registration statement on Form S-3 that was declared effective July 19, 2023. These prior registration statements on Form S-3 have expired or been superseded.

On April 6, 2026, we filed a new universal shelf registration statement on Form S-3, through which we may offer and sell, from time to time in one or more offerings, and at prices and terms to be determined pursuant to a prospectus supplement, up to $300 million of our common shares, warrants to purchase our common shares, our senior and subordinated debt securities, and rights to purchase our common shares and/or senior and subordinated debt securities. The new registration statement was declared effective on April 16, 2026, and will remain effective for a three-year period.

On April 16, 2026, we entered into a third amendment to the Restated Agreement (“Amendment No. 3,” and together with Amendment No. 1, Amendment No. 2, and the Restated Agreement, the “Amended Sales Agreement”) with the Agents to, among other things, reflect the new registration statement and the prospectus supplement to the new registration statement, under which we may sell up to $50 million of our common shares from time to time through or to the Agents, in addition to amounts previously sold under the Restated Agreement, as previously amended.

For the three months ended March 31, 2026, we have not utilized the Amended Sales Agreement.

2025 Convertible Notes Financing

In December 2025, the Company closed an offering of $120 million aggregate principal amount of 4.75% Convertible Senior Notes due 2031 (the “Convertible Notes”) in a private placement, which included the exercise in full by the initial purchasers of their option to purchase an additional $20 million of Convertible Notes. The cash interest coupon of 4.75% per annum is payable semi-annually in arrears on January 15 and July 15 of each year, beginning July 15, 2026. The conversion price is approximately $1.73 per common share, which represents a conversion premium of approximately 27.5% to the last reported sale price of the common shares on the NYSE American on December 10, 2025, subject to adjustments in some events, but will not be adjusted for any accrued and unpaid interest. The potential economic dilution upon conversion of the Convertible Notes was mitigated through the purchase of cash-settled capped call options with a cap price of $2.72 (representing a premium of 100% over the last reported sale price of the common shares on the NYSE American on December 10, 2025). The purchase price for the capped call options was approximately $16.6 million. Conversions may be settled in common shares, cash, or a combination of common shares and cash, at the Company’s election. We have the right to redeem the Convertible Notes in certain circumstances and will be required to offer to repurchase the Convertible Notes upon the occurrence of certain events. The Convertible Notes mature on January 15, 2031 unless earlier converted, redeemed, or repurchased.

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

Liquidity Outlook

As of March 31, 2026, our unrestricted cash position was $122.8 million.

Deliveries for 2026 are committed to six customers with a substantial majority of deliveries occurring in the latter part of the year. Our current expectation is to deliver 55,000 pounds in 2026 Q1, 215,000 pounds in 2026 Q2, 190,000 pounds in 2026 Q3, and 840,000 pounds in 2026 Q4, for a total of 1,300,000 pounds of U3O8 in 2026.  The deliveries were scheduled in this fashion to complement the ramp up and start up schedules of Lost Creek and Shirley Basin.

Our total sales in 2026 are projected to be 1,300,000 pounds of U3O8 at an average price per pound sold of $63 and we expect to realize revenues of $82 million. The majority of the deliveries are under contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound. A smaller portion are under contracts negotiated in 2024, which included a combination of base-escalated and market-based pricing.

As of March 31, 2026, we had 417,231 pounds of U3O8 in our conversion facility inventory. We expect to return 250,000 pounds to a lender in 2026 Q4 to satisfy the terms of our uranium inventory loan. The return of the uranium inventory loan pounds and deliveries into term contracts in 2026 are expected to be made from our existing conversion facility inventory and production from Lost Creek and Shirley Basin. We are closely monitoring current and expected production from both projects.  The Company may seek to alter our 2026 delivery and uranium inventory loan repayment schedules, borrow additional uranium, or consider additional uranium purchases, if necessary.

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

In 2026, we expect to record total construction costs and capital equipment purchases of approximately $25.5 million, including the $10.1 million timing difference from 2025 and the construction of a water treatment system at Shirley Basin. In 2026 Q1, we spent $10.9 million on capital expenditures, which leaves approximately $14.6 to be spent this year.

In 2025, we recorded development costs of approximately $15.2 million at Shirley Basin, including initial wellfield, plant and site administration costs, which are being charged to development expense until production commences. We expected to spend approximately $13.4 million in 2025. The $1.8 million variance reflects additional costs associated with development efforts at Shirley Basin to achieve start up expectations.

In 2026 Q1, we spent $5.4 million on development expenditures and charged $1.9 million of wellfield, plant, and site administration costs to development expense.  The 2026 wellfield, plant and site administration costs are initially being charged to development expenses.  After production commences, subsequent wellfield, plant and site administration costs will be treated as production costs and no longer included in development costs.

At Lost Creek, we plan to construct a wastewater treatment facility. The estimated cost of the facility is between $25 million and $33 million.  The construction is expected to start in 2026 H2 and be completed in 2027. The purpose of the facility is to improve our ability to remove fine particles from the host formation before entering the plant and to reduce the amount of wastewater going to deep disposal wells. The facility is expected to benefit current operations and future restoration by allowing greater flow rates into the plant and optimize wastewater disposal from restoration of depleted wellfields.

As previously noted, fine particles from the host formation carried in solution continue to inhibit our ability to increase flow rates into the plant. To address the issue, we are currently installing a sand filtration system to further optimize production and processing by selectively removing the fine particles before they enter the plant. The installation of the sand filters is in process and expected to be completed in 2026 Q2.  The sand filtration system is a part of the larger wastewater treatment facility construction project.

We anticipate that the capital projects at Shirley Basin and Lost Creek will be funded by cash on hand and expected operating cash flow. We have no immediate plans to issue additional securities or obtain additional financing other than that which may be required due to the uneven nature of cash flows generated from operations or used for construction-related activities.

Looking Ahead

We anticipate that 2026 will be a pivotal year for the Company as we expect our first shipments of production from Shirley Basin, our second ISR uranium mining facility, which will diversify our production sources and support our efforts to remain a leading U.S. uranium producer. In addition to Shirley Basin, we remain focused on the continued ramp-up and optimization of operations at Lost Creek to increase production rates.

At Shirley Basin, major infrastructure construction is now substantially complete. In April 2026, we brought HH 1-1 online and commenced initial operations to extract and capture U₃O₈. Ongoing construction activities in 2026 are focused on structural steel, piping systems, electrical installation, and interior building work. Subject to an additional regulatory operational inspection and approval, we expect to complete the installation and commissioning of the production circuits and other development necessary to commence transporting U₃O₈ loaded on resin to Lost Creek for processing, drying, and drumming in summer 2026.

Various plant construction activities at Shirley Basin are expected to continue through 2026 following the commencement of resin shipments to Lost Creek, with installation of a water treatment systems in 2027. We will also continue wellfield development and the installation of new header houses (HHs) in MU1. Drilling and installation of injection and production wells is planned to continue throughout 2026. Construction of related surface systems, including pipelines and power lines, and construction and installation of HHs, will closely follow well installations throughout the year.

At Lost Creek, we will continue in 2026 to focus on increasing flow rates and production by resolving remaining operational challenges associated with our ramp-up, including fine particles from the wellfield that have reduced flow rates. To support sustained higher flow rates into the plant and reduce wastewater generated at Lost Creek over the long term, we plan to initiate construction of a wastewater treatment facility in 2026 H2. As an interim measure, we progressed work in 2026 Q1 on the installation of a sand filtration system, which we expect to be operational in 2026 Q2.

We also plan to increase production at Lost Creek by continuing the transition from MU2 to MU1 Phase 2, bringing additional HHs online in MU1 Phase 2 throughout 2026, and further optimizing injection fluid chemistry. Work has also begun on an enhanced maintenance system, and we plan to improve our reverse osmosis system and continue to focus on daily drumming to increase the volume of pounds packaged and shipped from the plant.

We currently have 15 drill rigs at Lost Creek and eight at Shirley Basin supporting the development of additional recovery areas, as well as delineation of future recovery areas for planning and development.

With limited exceptions, now that we are fully staffed at both Lost Creek and Shirley Basin, we are focused on employee retention and training and anticipate continued operational improvements as our core staff gains experience.

We have multi-year sales agreements with leading nuclear companies, including several that contain market-related pricing components. Combined base deliveries under these agreements from 2026 through 2033 total 5.75 million pounds of U₃O₈, including 1.3 million pounds in 2026. Sales prices are expected to be profitable on an all-in production cost basis and to escalate annually from initial pricing.

We shipped 103,956 pounds of U3O8 to the conversion facility and delivered 55,000 pounds of U₃O₈ into our sales contracts in the first quarter of 2026, and had 417,231 pounds of U₃O₈ in conversion facility inventory as of March 31, 2026. In April 2026, we captured 30,577 pounds of U3O8 and drummed 57,479 pounds of U3O8. The substantial majority of our remaining 2026 deliveries are scheduled for the latter part of the year, and we expect to begin transporting U₃O₈ production from Shirley Basin to Lost Creek in summer 2026. As described above, we are also working diligently to address continuing production issues at Lost Creek. While we plan to meet our remaining 2026 term contract delivery obligations from existing conversion facility inventory and new production from Lost Creek and Shirley Basin, we continue to closely monitor actual and expected production from both projects. If necessary, we are prepared to implement contingency plans, which may include adjusting 2026 delivery schedules, borrowing additional pounds under inventory loan arrangements, or purchasing uranium.

Although Lost Creek and Shirley Basin remain the Company’s priorities, we also plan to continue our exploration program in 2026 to enhance our ability to leverage existing infrastructure and expand our uranium resource base. At our Lost Soldier Project, we commenced aquifer testing in April 2026 to better understand the local hydrogeology and plan to initiate baseline environmental studies. We also anticipate preparing a technical report of estimated mineral resources for Lost Soldier in 2026. Following a pause in drilling activities at our North Hadsell Project due to seasonal sage grouse restrictions, we plan to commence an additional exploration program at our LC South property this summer.

As of April 30, 2026, our cash and restricted cash position was $107.5 million.

Transactions with Related Parties

There were no reportable transactions with related parties during the quarter.

Proposed Transactions

As is typical of the mineral exploration, development, and mining industry, we will consider and review potential merger, acquisition, investment, and venture transactions and opportunities that could enhance shareholder value. Timely disclosure of such transactions is made as soon as reportable events arise.

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of April 30, 2026, we had outstanding 397,331,853 common shares and 8,864,856 options to acquire common shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $38.4 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation (“FDIC”), leaving approximately $97.3 million at risk on March 31, 2026, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of March 31, 2026.

Currency risk

As of March 31, 2026, we maintained a balance of approximately $3.1 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of March 31, 2026, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $16.7 million, the current portion of leases payable of $0.5 million and the repayment of the inventory loan currently valued at $17.3 million. As of March 31, 2026, we had $122.8 million in unrestricted cash and cash equivalents, less than $0.1 million in trade receivables and $28.0 million in inventory.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

Commodity Price Risk

The Company is subject to commodity price risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $86.35 per pound as of April 30, 2026.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are or would be likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 or in this Form 10-Q for the three months ended March 31, 2026.

Item 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties that the Company does not presently know about or that it currently deems immaterial may also impair our business operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Our operations and exploration activities at Lost Creek and Shirley Basin are not subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977.

Item 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UR-ENERGY INC.

Date: May 8, 2026	By:	/s/ Matthew D. Gili
Matthew D. Gili
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)