Form 10-Q
period 2026-06-30
UR-ENERGY INC
filed 2026-08-10
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

Yes ◻ No ☑

As of July 31, 2026, there were 397,863,720 shares of the registrant’s no par value Common Shares (“Common Shares”), the registrant’s only outstanding class of voting securities, outstanding.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. These forward-looking statements can be identified by the use of words such as “expect,” “anticipate,” “estimate,” “believe,” “may,” “potential,” “intend,” “plan,” and other similar expressions or statements that an action, event, or result “may,” “could,” or “should” be taken, occur, or be achieved or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include but are not limited to: (i) our ability and the expected or planned timing at Lost Creek to continue to ramp up and increase production operations, optimize chemistry, construct the wastewater treatment facility, and implement maintenance improvements and other initiatives to increase production; (ii) whether our efforts, including the installation of sand filtration, to mitigate fine particles from the wellfield and increase flow rates at Lost Creek will be successful; (iii) our ability and the expected or planned timing at Shirley Basin to begin transporting uranium to Lost Creek for processing, ramp up and increase production, bring additional production columns online, complete remaining construction and commissioning, and install wastewater treatment equipment; (iv) our ability to efficiently process, dry, and drum Shirley Basin production at Lost Creek and execute the Shirley Basin satellite model; (v) our ability and the expected or planned timing at both Lost Creek and Shirley Basin to execute our drilling plans, install and bring additional header houses online, and move into, commence wellfield construction in, and successfully produce in additional mine units; (vi) our ability to complete the remaining construction of Shirley Basin, including the installation of wastewater treatment equipment, and construction of the wastewater treatment facility at Lost Creek, within current cost projections; (vii) the technical and economic viability of the Lost Creek Property or the Shirley Basin Project as set forth in the applicable technical reports; (viii) the production rates and life of the Shirley Basin Project and the Lost Creek Project and subsequent development of and production from Adjoining Projects within the Lost Creek Property, including plans at LC East; (ix) the potential of exploration targets throughout the Lost Creek Property (including the ability to expand resources); (x) our ability and the expected or planned timing at Lost Soldier to complete aquifer testing, baseline environmental studies, or a new technical report; (xi) whether for any of our exploration programs, including Lost Soldier, North Hadsell, and LC South, the drilling programs will continue, further work will support preliminary interpretations, the resource potential will be adequate for in-situ recovery mining, we will commence or complete permitting, or the projects will be scalable or allow us to leverage existing infrastructure or operating expertise; (xii) our ability to maintain and conduct operations and other activities in a safe and compliant manner; (xiii) the timing and outcome of processing and completing future permits and authorizations and regulatory approvals for ongoing or new exploration, development, or operations; (xiv) whether our production and inventory will be sufficient for us to meet our commitments to sell and deliver product or to meet our sales projections; (xv) our ability to satisfy our inventory loan or convertible notes obligations; (xvi) whether the sales prices in our contracts will be profitable on an all-in production cost basis; (xvii) our ability and the timing to complete additional favorable uranium sales agreements, including spot sales as may be warranted; (xviii) whether our cash resources will be sufficient for our capital requirements and operating costs without additional financing; (xix) conditions in the uranium market, including the major influences of climate change and environmental objectives, geopolitics, trade actions, and demands of artificial intelligence and data centers, and how they will affect our operations and business; (xx) whether the U.S. government will continue to increase support for the nuclear industry and finalize durable regulatory reforms that are favorable to the industry, and whether a future administration will decrease or reverse such support or regulatory reforms; and (xxi) the impacts of global conflicts and geopolitical tensions, including current trade controls and impositions of tariffs, on the global economy and more specifically on the nuclear fuel industry, including U.S. uranium producers. The factors that may affect our actual results, performance, or achievements, or industry results, include, among others: the accuracy of or changes to our future estimates of production, development, and operations, capital expenditures, operating costs, mineral resources, recovery rates, grades, market prices, goals for expansion and growth of our business and operations, or plans and references to future successes; the effectiveness of our business strategies and measures to implement such strategies; our competitive strengths; our history of operating losses and uncertainty of future profitability; our status as an exploration stage company; our lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with maintaining our mineral properties; risks associated with current variable economic conditions; the impacts of our convertible notes financing; the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in our size and structure; the effectiveness of our management and strategic relationships;

our ability to attract, retain, train, and develop skilled personnel; our ability to innovate and implement new technologies, including artificial intelligence; our ability to manage and address cybersecurity risks; uncertainties regarding our need for and ability to raise additional capital; uncertainty regarding the fluctuations of our quarterly results; foreign currency exchange risks; the inability to enforce civil liabilities against the Company or its directors and officers; our ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with our expected classification as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended; risks arising from various geopolitical tensions and events, including armed conflicts in Iran and the broader Middle East, tensions over the Strait of Hormuz, the war in Ukraine, and tensions between the U.S. and China; risks associated with various trade actions and tariffs and related impacts on our industry and the economy; risks associated with our investments; and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and this Quarterly Report on Form 10-Q.

Any forward-looking statements and information are based on estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and the Company undertakes no obligation to update or revise any forward-looking statement or information to reflect new information, events, results, or circumstances or the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for management to predict all such factors and to assess in advance the impact of each such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements or information.

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates that are material to our business or financial condition in this Quarterly Report on Form 10-Q and in the documents incorporated by reference have been prepared in accordance with Regulation S-K, Subpart 1300 (“S-K 1300”) and are supported by initial assessments prepared under S-K 1300. Our mineral resource estimates also comply with Canadian National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), and the CIM Definition Standards. Our technical report summaries are the Technical Report on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA (March 10, 2026) and the Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project Carbon County, Wyoming USA, as amended (March 11, 2024).

Investors should note that “mineral resource” does not equate to “mineral reserve.” Mineralization may not be classified as a mineral reserve unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time of the reserve determination. “Inferred mineral resources” have significant uncertainty as to their existence, economic feasibility, and legal feasibility, and it cannot be assumed that any part of an inferred mineral resource will ever be upgraded to a higher category. Under S-K 1300, inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. As required under S-K 1300, our Lost Creek Property report includes two economic analyses—one including and one excluding inferred mineral resources—to account for the possibility that inferred mineral resources are not upgraded. Investors are cautioned not to assume that any inferred mineral resource exists or is economically or legally mineable.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Interim Condensed Consolidated Balance Sheets (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

	Note	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	3	95,252	123,863
Marketable securities		342	—
Inventory	4	22,607	24,291
Prepaid expenses and other current assets		2,131	1,568
Current portion of lease receivables (net)	5	685	708
Total current assets		121,017	150,430

Non-current assets
Lease receivables (net)	5	1,510	1,814
Restricted cash and cash equivalents	6	12,971	11,484
Mineral properties (net)	7	47,098	43,881
Capital assets (net)	8	74,235	49,742
Capped call derivative	9	13,865	15,108
Total non-current assets		149,679	122,029
Total assets		270,696	272,459

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	10	12,106	10,369
Inventory derivative obligation (net)	11	17,500	16,638
Current portion of financing lease liabilities	12	567	484
Environmental remediation accrual		116	164
Total current liabilities		30,289	27,655

Non-current liabilities
Financing lease liabilities	12	1,303	1,312
Long-term debt	13	69,341	66,421
Conversion option derivative	14	48,618	52,258
Warrant liability	15	—	1,541
Asset retirement obligations	16	50,752	44,474
Stock option liabilities	17	1,447	1,346
Total non-current liabilities		171,461	167,352

Shareholders’ equity
Share capital	17	466,693	432,761
Contributed surplus		20,321	19,645
Accumulated other comprehensive income		6,397	4,044
Accumulated deficit		(424,465)	(378,998)
Total shareholders’ equity		68,946	77,452
Total liabilities and shareholders’ equity		270,696	272,459

Commitments and contingencies	21

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(expressed in thousands of U.S. dollars, except share and per share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Note	2026	2025	2026	2025

Sales	18	14,373	10,435	18,304	10,435
Cost of sales	19	(12,479)	(8,495)	(15,166)	(11,093)
Gross profit (loss)		1,894	1,940	3,138	(658)

Operating costs	20	(20,330)	(17,703)	(41,907)	(30,940)
Operating profit (loss)		(18,436)	(15,763)	(38,769)	(31,598)

Interest income		1,029	701	1,794	1,568
Interest expense		(2,760)	(290)	(5,706)	(556)
Mark to market gain (loss)		4,797	(5,622)	(1,566)	(1,312)
Foreign exchange gain (loss)		(1,357)	(24)	(1,996)	(24)
Other income (loss)		35	42	776	68
Net income (loss)		(16,692)	(20,956)	(45,467)	(31,854)

Foreign currency translation adjustment		1,439	73	2,353	45
Comprehensive income (loss)		(15,253)	(20,883)	(43,114)	(31,809)

Income (loss) per common share:
Basic		(0.04)	(0.06)	(0.12)	(0.09)
Diluted		(0.04)	(0.06)	(0.12)	(0.09)

Weighted average common shares:
Basic		397,452,033	364,819,260	393,152,398	364,627,843
Diluted		397,452,033	364,819,260	393,152,398	364,627,843

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Six Months Ended June 30, 2026	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2025		378,169,709	432,761	19,645	4,044	(378,998)	77,452

Exercise of warrants	17	19,129,999	33,031	—	—	—	33,031
Exercise of stock options	17	32,145	65	—	—	—	65
Redemption of RSUs	17	—	—	(35)	—	—	(35)
Stock compensation	17	—	—	224	—	—	224
Net income (loss)		—	—	—	914	(28,775)	(27,861)

March 31, 2026		397,331,853	465,857	19,834	4,958	(407,773)	82,876

Exercise of stock options	19	442,860	836	—	—	—	836
Stock option liability adjustment	19	—	—	487	—	—	487
Net income (loss)		—	—	—	1,439	(16,692)	(15,253)

June 30, 2026		397,774,713	466,693	20,321	6,397	(424,465)	68,946

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Six Months Ended June 30, 2025	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2024		364,101,038	413,242	19,468	4,189	(304,100)	132,799

Exercise of stock options	17	464,807	405	213	—	—	618
Redemption of RSUs	17	253,415	283	(343)	—	—	(60)
Stock compensation	17	—	—	668	—	—	668
Net income (loss)		—	—	—	(28)	(10,898)	(10,926)

March 31, 2025		364,819,260	413,930	20,006	4,161	(314,998)	123,099

Stock compensation	17	—	—	(123)	—	—	(123)
Net income (loss)		—	—	—	73	(20,956)	(20,883)

June 30, 2025		364,819,260	413,930	19,883	4,234	(335,954)	102,093

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Six Months Ended
		June 30,
	Note	2026	2025

Operating activities
Net income (loss)		(45,467)	(31,854)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	17	1,205	545
Net realizable value adjustments		154	2,696
Amortization of mineral properties		2,144	542
Depreciation of capital assets		2,125	1,692
Accretion of asset retirement obligations	16	917	558
Amortization of debt discount	13	3,200	—
Provision for reclamation		(48)	—
Mark to market loss (gain)		1,566	1,312
Loss (gain) on disposal of assets		(691)	19
Unrealized foreign exchange loss (gain)		1,992	27
Changes in non-cash working capital:
Trade receivables		—	16,504
Inventory	4	1,530	(2,849)
Lease receivables	5	282	263
Prepaid expenses and other current assets		(650)	(202)
Accounts payable and accrued liabilities	10	3,246	1,451
Net cash provided by (used in) operating activities		(28,495)	(9,296)

Investing activities
Investment in marketable securities		(44)	—
Proceeds from sale of capital assets		138	—
Purchase of capital assets	8	(27,404)	(8,892)
Net cash provided by (used in) investing activities		(27,310)	(8,892)

Financing activities
Payment of convertible note financing costs	13	(271)	—
Proceeds from exercise of warrants and stock options	17	29,203	205
RSU redeemed for cash	17	(35)	(60)
Payments on financing lease liability		(260)	(230)
Net cash provided by (used in) financing activities		28,637	(85)

Effects of foreign exchange rate changes on cash		44	54

Increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents		(27,124)	(18,219)
Beginning cash and cash equivalents, and restricted cash and cash equivalents		135,347	87,078
Ending cash and cash equivalents, and restricted cash and cash equivalents	21	108,223	68,859

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

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

Due to the nature of the uranium recovery methods used by the Company at the Lost Creek Property and the Shirley Basin Project, the Company has not determined whether the properties contain mineral reserves. The recoverability of amounts recorded for mineral properties is dependent upon the discovery of economic resources, the ability of the Company to obtain the necessary financing to develop the properties, and attaining future profitable production from the properties or sufficient proceeds from the disposition of the properties.

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

Segments

We regularly review our operating segments and the approach used by management to evaluate performance and allocate resources. The Company operates as a single reportable segment. Our determination that we operate as a single segment is consistent with the financial information as presented in the consolidated statements of operations and comprehensive loss, which is regularly reviewed by the chief operating decision maker (CODM), considered to be the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Vice President Finance, and General Counsel, for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our CODM allocates resources and assesses financial performance on a consolidated basis with consideration given to key financial metrics, including gross loss, operating loss, and net loss. All revenues are earned within the U.S., and all of the Company’s long-lived assets are within the U.S. As the Company operates as a single reportable segment, segment assets represent total assets as presented in the consolidated balance sheets. Significant expenses reviewed by the CODM are consistent with the presentation of expenses in the Company’s consolidated statements of operations and comprehensive loss, note 19, and note 20, as shown in the following table.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Single Reportable Segment	2026	2025	2026	2025

U3O8 sales	14,373	10,428	18,277	10,428
Disposal fees	—	7	27	7
Sales	14,373	10,435	18,304	10,435

U3O8 product costs	12,325	8,397	15,012	8,397
Lower of cost or NRV adjustments	154	98	154	2,696
Cost of sales	12,479	8,495	15,166	11,093

Gross profit (loss)	1,894	1,940	3,138	(658)

Exploration and evaluation	1,191	1,161	3,470	2,205
Development	15,940	14,062	30,886	23,805
General and administration	2,711	2,199	6,634	4,372
Accretion of asset retirement obligations	488	281	917	558
Operating costs	20,330	17,703	41,907	30,940

Operating profit (loss)	(18,436)	(15,763)	(38,769)	(31,598)

Interest income	1,029	701	1,794	1,568
Interest expense	(2,760)	(290)	(5,706)	(556)
Mark to market gain (loss)	4,797	(5,622)	(1,566)	(1,312)
Foreign exchange gain (loss)	(1,357)	(24)	(1,996)	(24)
Other income (loss)	35	42	776	68
Net income (loss)	(16,692)	(20,956)	(45,467)	(31,854)

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

The Company’s financial assets and liabilities as of June 30, 2026 and December 31, 2025 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, and lease liabilities. These financial assets and liabilities are carried at cost, which approximate fair value due to their short-term maturities.  Long-term debt is also carried at cost in the consolidated balance sheets. Financial instruments, including the capped call derivative, marketable securities, conversion option derivative, inventory derivative obligation, warrant liabilities, and stock option liabilities are adjusted to fair value on a recurring basis. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties and capital assets. The Company did not record impairment to any non-financial assets in the six months ended June 30, 2026 and 2025, and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair value hierarchies of the Company’s financial instrument assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of June 30, 2026				Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	84,078	—	—	84,078	2,938	—	—	2,938
Marketable securities	342	—	—	342	—	—	—	—
Restricted cash equivalents	12,904	—	—	12,904	11,472	—	—	11,472
Capped call derivative	—	13,865	—	13,865	—	15,108	—	15,108
	97,324	13,865	—	111,189	14,410	15,108	—	29,518

Financial instrument liabilities
Inventory derivative obligation (net)	—	17,500	—	17,500	—	16,638	—	16,638
Warrant liability	—	—	—	—	—	1,541	—	1,541
Stock option liabilities	—	1,447	—	1,447	—	1,346	—	1,346
Conversion option derivative	—	—	48,618	48,618	—	—	52,258	52,258
	—	18,947	48,618	67,565	—	19,525	52,258	71,783

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	June 30, 2026	December 31, 2025

Cash on deposit	11,174	120,925
Money market and short-term government bond investment accounts	84,078	2,938
	95,252	123,863

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

4.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	June 30, 2026	December 31, 2025

In-process inventory	43	201
Plant inventory	373	1,097
Conversion facility inventory	22,191	22,993
	22,607	24,291

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $0.2 million and $2.6 million for the six months ended June 30, 2026, and 2025, respectively.

5.	Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	June 30, 2026	December 31, 2025

Current
Lease receivables	816	863
Unearned income	(131)	(155)
	685	708

Long-term
Leases receivable	1,643	2,006
Unearned income	(133)	(192)
	1,510	1,814

The leases are direct financing leases of drilling equipment. The lease terms are three to five years with a residual payment at the end of the term. The lease terms include provisions for prepayment after a certain period dependent on the executed contract.

For the six months ended June 30, 2026 and 2025, lease payments received totaled $0.4 million and $0.3 million, respectively. Lease income was $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Lease receivable maturities including residual values are as follows:

Lease Receivable Maturities	June 30, 2026

2026	453
2027	726
2028	736
2029	393
2030	151
Total	2,459
Less unearned income	264
Present value of lease receivables	2,195

Current portion of lease receivables	685
Non-current portion of lease receivables	1,510
Total lease receivables (net)	2,195

6.	Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consists of the following:

Restricted Cash and Cash Equivalents	June 30, 2026	December 31, 2025

Reclamation related restricted cash and cash equivalents	12,904	11,423
Other restricted cash and cash equivalents	67	61
	12,971	11,484

The Company’s restricted cash equivalents consists of money market and short-term government bond instruments.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the U.S. Bureau of Land Management (“BLM”) as applicable. The restricted cash and cash equivalents are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $50.8 million and $50.4 million of coverage towards reclamation obligations were collateralized by the restricted cash as of June 30, 2026, and December 31, 2025, respectively.

7.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Property Activity	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2025	9,183	19,984	14,714	43,881

Change in estimated asset retirement costs	3,481	1,880	—	5,361
Depletion and amortization	(2,144)	—	—	(2,144)

June 30, 2026	10,520	21,864	14,714	47,098

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

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

8.	Capital Assets

The Company’s capital assets consist of the following:

	June 30, 2026			December 31, 2025
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	12,988	(6,786)	6,202	11,182	(5,879)	5,303
Enclosures	67,744	(21,179)	46,565	52,146	(20,281)	31,865
Machinery and equipment	20,132	(1,627)	18,505	11,328	(1,442)	9,886
Furniture and fixtures	2,194	(200)	1,994	2,024	(191)	1,833
Information technology	2,051	(1,082)	969	1,819	(964)	855
	105,109	(30,874)	74,235	78,499	(28,757)	49,742

9. Capped Call Derivative

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

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

The Company’s functional currency is the Canadian dollar and because the Capped Call’s floor and ceiling exercise prices are priced in U.S. dollars, relative to the Company’s functional currency, US GAAP requires the Capped Call to be accounted for as a stand-alone derivative instrument (the “Capped Call Derivative”). The Capped Call Derivative matures in January 2031, and is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market changes in fair value are recorded in earnings.  Using Level 2 inputs of the fair value hierarchy under US GAAP, the Capped Call Derivative is measured and recorded at fair value using the Black-Scholes model described below as there is no active market for the Capped Call.

The fair value of the Capped Call Derivative asset was $13.9 million and $15.1 million as of June 30, 2026 and December 31, 2025, respectively, which resulted in a $1.2 million mark-to-market loss for the six months ended June 30, 2026.  The Capped Call Derivative fair value was determined using a fair value model with the following assumptions:

Capped Call Derivative Fair Value Model Assumptions	June 30, 2026	December 31, 2025

Expected life (years)	4.5	5.0
Volatility	50.9% - 66.2%	49.8% - 70.4%
Risk free rate	4.1%	3.7%
Expected dividend rate	—%	—%
Exercise prices (capped call floor)	$ 1.73	$ 1.73
Exercise prices (capped call ceiling)	$ 2.72	$ 2.72
Current market price	$ 1.36	$ 1.39

10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	June 30, 2026	December 31, 2025

Accounts payable	7,140	8,398
Accrued payroll liabilities	1,164	1,123
Accrued interest payable	3,018	238
Accrued severance, ad valorem, and other taxes payable	784	610
	12,106	10,369

11.	Inventory Derivative Obligation

On November 20, 2024, we executed an agreement to borrow up to 250,000 pounds of U3O8 from a counterparty. The agreement was for one year and called for interest payments of 5.25% per annum on the value of any uranium borrowed. In addition, there is a requirement to pay 1.5% per annum interest on any pounds not borrowed. The uranium loan value and interest expense calculations are based on the current average spot price. At the end of each period, the uranium loan is subject to mark-to-market adjustments to reflect the current loan valuation. In addition, the Company was required to post a minimum deposit of $15 per pound on any pounds borrowed. If the average uranium prices increase above certain thresholds, an additional $5 per pound will be deposited with the counterparty. Conversely, if the average uranium price declines below the thresholds, the Company can request a deposit refund of $5 per pound, subject to the minimum $15 per pound deposit. The uranium loan was originally due November 30, 2025, and was extended to November 30, 2026.  On October 16, 2025, we executed a second agreement to borrow up to 150,000 pounds of U3O8 from the same counterparty with similar provisions.  The second agreement is due November 30, 2026. No uranium has been borrowed under the second agreement.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit.  An additional $5 per pound deposit was posted in July 2026. The Company can return borrowed uranium at any time with 30 days’ notice without penalty and with the right to re-borrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposits to the Company. The loan value was recorded at $81.55 per pound as of December 31, 2025.  As of June 30, 2026, the loan value was adjusted to $85.00 per pound, resulting in mark-to-market losses of $0.2 million and $0.9 million, for the three and six months ended June 30, 2026, respectively.

The following table summarizes the Company’s inventory derivative obligation as of June 30, 2026, and December 31, 2025.

Inventory Derivative Obligation	June 30, 2026	December 31, 2025

Uranium inventory loan fair value, gross	21,250	20,388
Uranium inventory loan deposit	(3,750)	(3,750)
Inventory loan fair value, net	17,500	16,638

12.	Financing Lease Liabilities

The Company’s financing lease liabilities consist of the following:

Financing Lease Liabilities	June 30, 2026	December 31, 2025

Current portion of financing lease liabilities	567	484
Financing lease liabilities	1,303	1,312
Total financing lease liabilities	1,870	1,796

The Company has lease arrangements for certain vehicles.  These leases typically have original terms not exceeding four years and contain residual value purchase options, which are reasonably certain of exercising. As of June 30, 2026, and December 31, 2025, the Company had $2.2 million and $2.0 million, respectively, of leased vehicles included in capital assets, rolling stock (net).

For the six months ended June 30, 2026 and 2025, lease principal payments totaled $0.3 million and $0.2 million, respectively, and lease interest payments totaled $0.1 million and $0.1 million, respectively, for a combined lease payment total of $0.4 million and $0.3 million, respectively.

For the six months ended June 30, 2026 and 2025, the Company recorded depreciation of $0.3 million and $0.2 million and total expense reflected in the consolidated statement of operations was $0.5 million and $0.3 million, respectively.

The weighted average discount rate of the leases is 13.9 percent, and the weighted average remaining life was 2.7 years as of June 30, 2026.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Lease liability maturities including residuals as of June 30, 2026 are as follows:

Financing Lease Liability Maturities	June 30, 2026

2026	385
2027	799
2028	602
2029	443
2030	93
Total	2,322
Less imputed interest	(452)
Present value of financing lease liabilities	1,870

13.  Long-Term Debt

Convertible Notes

On December 15, 2025, the Company issued $120.0 million aggregate principal amount of Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 4.75% annually, payable semiannually in arrears, beginning July 15, 2026, and mature on January 15, 2031. The initial conversion rate for the Convertible Notes is 576.7013 shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $1.73 per common share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the Convertible Notes. Upon conversion, the Company will pay or deliver, as applicable, cash, common shares, or a combination of cash and common shares. The Convertible Notes’ components as of June 30, 2026, and December 31, 2025, were as follows:

Convertible Senior Notes due January 2031	June 30, 2026	December 31, 2025

Notes issued at face value	120,000	120,000

Unamortized debt discount	(45,785)	(48,375)
Unamortized debt issuance costs (debt discount)	(4,874)	(5,204)

Long-term debt, net	69,341	66,421

Carrying value and fair value information for the Convertible Notes from December 31, 2025, to June 30, 2026, is presented below:

Convertible Senior Notes due January 2031	Carrying Value	Fair Value (1)	Valuation Level

Balance, December 31, 2025	66,421	137,672	Level 3

Amortization of debt discount	3,200
Foreign exchange loss (gain)	(280)

Balance, June 30, 2026	69,341	134,969	Level 3

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

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

For the six months ended June 30, 2026, the Company recognized Convertible Notes’ interest expense associated with the 4.75% coupon of $2.9 million and amortization of debt discount, inclusive of debt issuance cost amortization, of $3.2 million, which are recorded as interest expense in the consolidated statements of operations and comprehensive loss.  The effective interest rate on the Convertible Notes is 18.6%.

14.	Conversion Option Derivative

The Company’s functional currency is the Canadian dollar, and as discussed in note 13, the Convertible Notes’ conversion price is approximately $1.73 per common share.  Because the conversion option is priced in U.S. dollars, relative to the Company’s functional currency, US GAAP requires the embedded conversion option to be bifurcated and accounted for as a stand-alone derivative instrument (the “Conversion Option Derivative”). The Conversion Option Derivative is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market changes in fair value are recorded in earnings.

The fair value of the Conversion Option Derivative liability was $48.6 million and $52.3 million as of the June 30, 2026, and December 31, 2025, respectively, which resulted in mark-to-market gains of $7.6 million and $3.7 million the three and six months ended June 30, 2026, respectively.

Fair value was determined using a binomial lattice model utilizing Level 3 inputs of the fair value hierarchy under US GAAP with the following assumptions:

Conversion Option Derivative Fair Value Model Assumptions	June 30, 2026	December 31, 2025

Expected life (years)	4.5	5.0
Volatility	60.0%	60.0%
Risk free rate	4.1%	3.7%
Expected dividend rate	—%	—%
Exercise price	$ 1.73	$ 1.73
Market price	$ 1.36	$ 1.39

15.	Warrant Liability

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Activity with respect to the warrant liabilities is presented in the following table:

Warrant Liability Activity	Total

December 31, 2025	1,541

Warrants issued	—
Warrants exercised	(4,336)
Warrants expired	(1)
Warrant liability revaluation loss (gain)	2,780
Effects of foreign exchange rate changes	16

June 30, 2026	—

There were no remaining warrants on June 30, 2026. The fair value of the warrant liabilities on December 31, 2025 was determined using the Black-Scholes model with the following assumptions:

Warrant Liability Assumptions	December 31, 2025

Expected life (years)	0.1
Volatility	58.2%
Risk free rate	2.6%
Expected dividend rate	—%
Exercise price	$ 1.50
Market price	$ 1.39

D

16.	Asset Retirement Obligations

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

The present value of the estimated future closure estimate is presented in the following table:

Asset Retirement Obligation Activity	Total

December 31, 2025	44,474

Change in estimated asset retirement costs	5,361
Accretion expense	917

June 30, 2026	50,752

The restricted cash and cash equivalents discussed in note 6 relate to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

17.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 397,774,713 shares and 378,169,709 shares were issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company’s stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on June 4, 2026. Eligible participants under the Option Plan include directors, officers, employees, and consultants of the Company. Under the terms of the Option Plan, grants of options will vest over a three-year period: one-third on the first anniversary, one-third on the second anniversary, and one-third on the third anniversary of the grant. The Company uses the straight-line method when recognizing stock option compensation. The term of the options is five years.

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2025	8,883,608	1.31

Granted	120,000	1.65
Exercised	(475,005)	1.09
Forfeited	(113,649)	1.42
Expired	(19,250)	1.48

June 30, 2026	8,395,704	1.32

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date and there is no intrinsic value as of the date of grant.

The total intrinsic value of options exercised was $0.4 million and $0.2 million in the six months ended June 30, 2026, and 2025, respectively.

We received $0.5 million and $0.2 million from options exercised in the six months ended June 30, 2026, and 2025, respectively.

Stock-based compensation expense from stock options for the six months ended June 30, 2026, and 2025 was $0.8 million and $0.3 million, respectively.

As of June 30, 2026, there was approximately $2.5 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 2.1 years under the Option Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

As of June 30, 2026, outstanding stock options are as follows (expressed in U.S. dollars):

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

1.01	905,598	0.2	313,163	905,598	0.2	313,163	2026-08-27
1.57	175,000	0.7	—	175,000	0.7	—	2027-03-14
1.09	1,080,700	1.5	289,990	1,080,700	1.5	289,990	2028-01-04
1.45	994,811	2.4	—	656,176	2.4	—	2028-12-07
1.73	500,000	2.9	—	333,332	2.9	—	2029-05-08
1.25	1,792,043	3.5	203,198	568,107	3.5	64,417	2029-12-12
1.21	175,000	4.1	26,006	—	—	—	2030-08-07
1.47	120,000	4.2	—	—	—	—	2030-09-19
1.42	2,532,552	4.5	—	—	—	—	2030-12-22
1.61	120,000	4.5	—	—	—	—	2031-01-12

1.32	8,395,704	3.0	832,357	3,718,913	1.7	667,570

The aggregate intrinsic value of options outstanding and options exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares.  The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.92 (approximately US$1.36) as of the last trading day in the period ended June 30, 2026, that would have been received by the option holders had they exercised their options on that date. There were 3,953,341 in-the-money stock options outstanding and 2,554,405 in-the-money stock options exercisable as of June 30, 2026.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model.

Liability-classified stock options

Activity with respect to liability-classified stock options outstanding is summarized as follows:

Liability-classified Stock Option Activity	Total

December 31, 2025	1,346

Stock compensation expense as adjusted	519
Options exercised	(245)
Options forfeited	(4)
Foreign exchange adjustments	(67)
Increase (decrease) in liability due to fair value recalculations	(102)

June 30, 2026	1,447

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

The fair value of the liability-classified options as at June 30, 2026 was determined using the Black-Scholes model with the following assumptions:

Black-Scholes assumptions	June 30, 2026

Expected life (years)	0.2 - 3.6
Volatility	60.4% -95.9%
Risk free rate	2.7% - 2.9%
Expected dividend rate	—%
Exercise price (CAD$)	$1.44 - $2.46
Market price (CAD$)	$1.92

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

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2025	1,127,706	1.38

Redeemed	(23,206)	1.36
Forfeited	(6,571)	1.47

June 30, 2026	1,097,929	1.38

Stock-based compensation expense from RSUs for the six months ended June 30, 2026, and 2025 was $0.4 million and $0.3 million, respectively.

The total fair value of RSUs vested was nil for the six months ended June 30, 2026.

As of June 30, 2026, there was approximately $0.8 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.1 years under the RSU&EI Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

As of June 30, 2026, outstanding RSUs were as follows (expressed in U.S. dollars):

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

464,782	0.5	632,104	2026-12-12
633,147	1.5	861,080	2027-12-22
1,097,929	1.0	1,493,184

The fair value of restricted share units on their respective grant dates is determined using the Black-Scholes model.  There were no restricted share units granted in the six months ended June 30, 2026.

Warrants

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2025	38,273,500	19,136,750	1.50

Exercised	(38,259,998)	(19,129,999)	1.50
Expired	(13,502)	(6,751)	1.50

June 30, 2026	—	—	—

There were no remaining warrants on June 30, 2026.

The fair value of the warrants on their issue date was determined using the Black-Scholes model.  There were no warrants issued in the six months ended June 30, 2026.

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

18.	Sales

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements. The Company also receives disposal fee revenues, which are not related to the sale of U3O8.

Revenues for the three and six months ended June 30, 2026, and 2025, were as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2026		2025		2026		2025
Revenue Summary	Amount	%	Amount	%	Amount	%	Amount	%

Customer A	10,692	74.4%	10,428	99.9%	10,692	58.4%	10,428	99.9%
Customer B	—	0.0%	—	0.0%	3,904	21.3%	—	0.0%
Customer C	3,681	25.6%	—	0.0%	3,681	20.1%	—	0.0%
U3O8 sales	14,373	100.0%	10,428	99.9%	18,277	99.8%	10,428	99.9%

Disposal fees	—	0.0%	7	0.1%	27	0.2%	7	0.1%

	14,373	100.0%	10,435	100.0%	18,304	100.0%	10,435	100.0%

19.	Cost of Sales

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

Cost of sales consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
Cost of Sales	2026	2025	2026	2025

U3O8 product costs	12,325	8,397	15,012	8,397
Lower of cost or NRV adjustments	154	98	154	2,696
	12,479	8,495	15,166	11,093

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

20.	Operating Costs

Operating expenses include exploration and evaluation expense, development expense, general and administration (“G&A”) expense, and accretion. Exploration and evaluation expenses consist of labor and the associated costs of the exploration and evaluation departments as well as land holding and exploration costs, including drilling and analysis on properties which have not reached the permitting or operations stage. Development expenses relate to properties that have reached the permitting or operations stage and include costs associated with exploring, delineating, and permitting a property. Once permitted, development expenses also include the costs associated with the construction and development of the permitted property that are otherwise not eligible to be capitalized. G&A expenses relate to the administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs.

Operating costs consist of the following:

	Three months ended		Six Months Ended
	June 30,		June 30,
Operating Costs	2026	2025	2026	2025

Exploration and evaluation	1,191	1,161	3,470	2,205
Development	15,940	14,062	30,886	23,805
General and administration	2,711	2,199	6,634	4,372
Accretion of asset retirement obligations	488	281	917	558
	20,330	17,703	41,907	30,940

21.	Supplemental Information for Statements of Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents with the consolidated statements of cash flows consist of the following:

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	June 30, 2026	June 30, 2025

Cash and cash equivalents	95,252	57,603
Restricted cash and cash equivalents	12,971	11,256
	108,223	68,859

Drill rigs converted from capital assets to leases receivable are non-cash transactions.

Non-cash Operating Activity	June 30, 2026	June 30, 2025

Drill rigs converted from capital assets to leases receivable	—	910

The increases in reclamation costs were a non-cash transaction.

Non-cash Investing Activity	June 30, 2026	June 30, 2025

Capital assets included in payables at period end	1,316	1,399
Capitalized interest included in payables at period end	1,118	—
Additional equipment financing incurred	—	1,060
Change in estimated reclamation costs on mineral properties	5,361	2,710

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Interest expense paid was $0.8 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. As discussed in note 13, interest expense associated with the Convertible Notes’ debt discount amortization of $3.2 million for the six months ended June 30, 2026, is non-cash in nature.  Further, accrued interest expense associated with the 4.75% coupon of $2.9 million is non-cash in nature and included within accounts payable as of June 30, 2026.

Cash and Non-cash Interest Expense	June 30, 2026	June 30, 2025

Cash interest expense	783	556
Non-cash interest expense	4,923	—

	5,706	556

22.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables, lease receivables, restricted cash and cash equivalents, Capped Call Derivative, accounts payable and accrued liabilities, lease liabilities, the inventory derivative obligation, and Conversion Option Derivative. The Company is exposed to risks related to changes in interest rates, counterparty credit risk, and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $10.2 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $98.0 million at risk on June 30, 2026, should the financial institutions with which these amounts are invested be rendered insolvent. The Company’s marketable securities and Capped Call Derivative also potentially subject the Company to concentrations of credit risk. The Company does not consider any of its financial assets to be impaired as of June 30, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business Overview

The following discussion and analysis by management is designed to provide information that we believe is necessary for an understanding of our financial condition, changes in financial condition, and results of our operations and should be read in conjunction with the audited financial statements and MD&A contained in our Annual Report.

Incorporated on March 22, 2004, Ur-Energy is an exploration stage issuer, as that term is defined by the U.S. Securities and Exchange Commission (“SEC”). We are engaged in uranium recovery and processing activities, including the acquisition, exploration, development, and operation of uranium mineral properties in the U.S. We are operating our Lost Creek Project, our flagship in situ recovery (“ISR”) mining facility, and our Shirley Basin Project, our second ISR uranium mine. When sold and further processed, our uranium production fuels nuclear power, which is a cost-effective, safe, and reliable source of electrical power that provides an estimated 55% of the carbon-free electricity in the U.S.

Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our common shares are listed on the TSX under the symbol “URE” and on the NYSE American under the symbol “URG.” Our corporate structure and material U.S. subsidiaries remain unchanged since the filing of our Annual Report.

We utilize ISR to recover uranium at our Lost Creek Property and Shirley Basin Project, which are both located in Wyoming and are the only two mineral properties that we currently deem to be individually material. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a low cost.

At Lost Creek, we extract and process uranium oxide (“U3O8”) at the Lost Creek processing facility, which includes all circuits for production, drying, and drumming. After processing, U3O8 is shipped to a third-party conversion facility to be weighed, assayed, and stored until sold.

As described in our Annual Report, Shirley Basin is designed as a satellite facility, with U3O8 extracted and captured there transported to Lost Creek for processing. We commenced initial operations to extract and capture U3O8 at Shirley Basin in April 2026. We received final authorization for full ISR operations at Shirley Basin in late June 2026, and expect to begin transporting U3O8 to Lost Creek later this summer. We have the licensed capacity at Shirley Basin to construct a full processing facility to process U3O8 that we extract and capture or to toll process for other producers as may be dictated by future market conditions.

Our combined licensed capacity at Lost Creek and Shirley Basin totals 4.2 million pounds of U₃O₈ per year. We currently have multi-year sales agreements with 10 global nuclear energy and trading companies with projected delivery commitments of approximately 5.75 million pounds of U3O8 from 2026 through 2033, including pounds that we delivered in the first half of 2026.

Industry and Market Update

Demand growth, energy-security considerations, and federal policy initiatives continued to support the nuclear industry and domestic uranium production during the second quarter of 2026. Sector developments during the period included progress on federal regulatory reforms affecting uranium recovery, nuclear materials, and reactor licensing; initiatives to strengthen the domestic nuclear fuel cycle; and federal funding allocations for reactor deployment, nuclear safety, and workforce development.

On June 23, 2026, the U.S. Energy Information Administration (“EIA”) released its 2025 Domestic Uranium Production Report. According to the report, U.S. uranium concentrate production increased to approximately 2.1 million pounds U₃O₈ in 2025 from approximately 0.7 million pounds in 2024. Exploration and development drilling reached its highest level since 2013, employment increased by approximately 41%, and industry expenditures reached their highest level since 2014. For context, 2025 domestic production was equivalent to only approximately 3.8% of the 55.9 million pounds of U₃O₈ equivalent purchased by owners and operators of U.S. civilian nuclear power reactors in 2024, the latest year for which EIA uranium-marketing data are available. This comparison involves production and purchases from different reporting years and does not reflect inventory movements or the origin of uranium delivered during either year.

Federal nuclear regulatory policy continued to be shaped by the Accelerating Deployment of Versatile, Advanced Nuclear for Clean Energy Act of 2024 (the “ADVANCE Act”) and four nuclear-related Executive Orders (“EOs”) issued on May 23, 2025. Among these, Executive Order 14300 directs the U.S. Nuclear Regulatory Commission (“NRC”) to revise its regulations and processes and states a policy objective of increasing U.S. nuclear generating capacity from approximately 100 gigawatts in 2024 to approximately 400 gigawatts by 2050. Subsequent to the end of the second quarter, the NRC advanced several potentially consequential rulemakings driven by EO 14300 that could broadly affect the nuclear fuel cycle.

On July 2, 2026, the NRC transmitted its proposed rule, “In-situ Recovery Monitoring and Decommissioning Timeliness,” to the White House Office of Information and Regulatory Affairs (“OIRA”) for interagency review. This proposed rulemaking is intended to codify risk-informed groundwater protection standards for in-situ recovery (“ISR”) facilities and risk-inform decommissioning timeliness regulations to allow site-specific extensions. Additionally, on July 7, 2026, the NRC published a proposed rule to comprehensively overhaul its National Environmental Policy Act (“NEPA”) regulations. This proposal aims to dramatically streamline environmental reviews and to establish new categorical exclusions for projects within the NRC’s jurisdictional authority. This was followed on July 15, 2026, by a proposed rule to reform the NRC’s foundational radiation-protection framework under 10 CFR Part 20. This rulemaking represents the first major modernization of the agency’s baseline dose-limit and monitoring standards in decades, seeking to align U.S. regulations with updated international radiological protection standards and risk-informed methodologies.

Wyoming is an NRC Agreement State and generally administers source- and byproduct-material licenses for Wyoming uranium recovery facilities through its Uranium Recovery Program (“URP”). Because the Company’s operating facilities are located in Wyoming, NRC rules that are administrative or designated as not required for Agreement State compatibility may have limited direct effect on the Company. Other NRC requirements may require corresponding state action or influence Wyoming’s regulatory approach. The pending ISR monitoring and decommissioning rule is the upcoming rulemaking most directly relevant to the Company’s operations, but its financial and operational effects cannot be determined until the NRC publishes the text of the proposed rule and the State of Wyoming determines what corresponding changes to the URP are required.

Broader developments in the nuclear industry during the quarter included NRC renewal of the Diablo Canyon and St. Lucie reactor operating licenses and the commencement of construction of Kairos Power’s Hermes 2 demonstration reactor. In infrastructure developments, ConverDyn disclosed that it was evaluating a second U.S. uranium-conversion facility that could approximately duplicate the capacity of its existing plant, which remains subject to completion of engineering studies and a formal decision to proceed. Urenco USA announced plans to increase the annual uranium-enrichment capacity of its New Mexico facility by nearly 50%, with initial production from the new capacity projected for 2032.

The ultimate effect of these fuel-cycle and regulatory developments on U.S. uranium producers remains subject to substantial uncertainty and will depend on factors including the timing and scale of utility reactor deployment, fuel-procurement practices, domestic-origin procurement mandates, and the implementation timelines of federal program funding. Nevertheless, these comprehensive federal initiatives and infrastructure expansions collectively underscore a robust, long-term commitment to nuclear energy that is widely expected to structurally strengthen the prospective demand outlook for domestic uranium production.

Lost Creek

During 2026 Q2 at Lost Creek, we drummed 140,873 pounds of U3O8 and shipped 149,747 pounds of U3O8 to the conversion facility, including assay adjustments.

During the quarter, we operated a total of 16 header houses (“HHs”) at Lost Creek, including 12 HHs in our second mine unit (“MU2”) and four HHs in the second phase of our first mine unit (“MU1 Phase 2”). Four of these HHs were brought online in MU1 Phase 2 during 2026 H1, including two in the first quarter and two in the second quarter. During 2026 Q2, production flow averaged approximately 2,519 gpm and production grade averaged approximately 38 mg/L.

Wellfield development and surface construction in 2026 Q2 continued to focus on MU1 Phase 2 and remains on schedule for our 2026 operating plans. MU1 Phase 2 is planned to include 10 HHs. During the quarter, we continued to advance installation of the 376 production and injection wells currently planned for the remaining six HHs in MU1 Phase 2. At June 30, 2026, approximately 99.5% of these wells had been drilled and cased and approximately 72% had been completed, and we had 17 drill rigs on site performing open hole drilling, casing, and completion work.

We also continued with wellfield delineation and development in our fourth mine unit (“MU4”) and our fifth mine unit (“MU5”) and pattern planning for MU5. As previously disclosed, during 2026 Q1, we received approval of an amended aquifer exemption for Lost Creek that covered MU5 and substantially expanded the scope of the exemption.

We continued to advance several initiatives at Lost Creek during 2026 Q2 to increase production rates. These efforts included the installation of a sand filtration system while we construct a planned wastewater treatment facility. During 2026 Q2, the sand filtration system was fully installed but testing and other commissioning work extended into July 2026. To accommodate modifications to piping at the plant for the system, the Lost Creek plant suffered nearly two days of downtime and four days of reduced flow in June 2026 that affected quarterly production.

We made progress on other initiatives to increase production at Lost Creek during Q2 2026, including bringing additional HHs online in MU1 Phase 2 as described above, and continued work to optimize lixiviant chemistry in the formation to increase average grades. We also continued to advance the development of an enhanced maintenance program and improvements to the reverse osmosis system in the plant, and increased our focus on daily drumming to increase the volume of product packaged and shipped. We also progressed the development of the planned wastewater treatment facility at Lost Creek during 2026 Q2, including engineering design work and the procurement of the building shell and internal equipment components.

The pounds of U3O8 drummed during 2026 Q2 was the highest amount drummed during a calendar quarter since we made the decision in 2022 to ramp-up Lost Creek operations. Nevertheless, startup of the sand filtration system was delayed until July 2026, and production at Lost Creek during 2026 Q2 continued to be negatively affected by fine particles from the host formation that have reduced flow rates.

Shirley Basin

As previously disclosed, we brought HH 1-1 online and commenced initial operations to extract and capture U3O8 at Shirley Basin in April 2026. In late June 2026, we received final authorization (the “Authorization”) from the Wyoming Department of Environmental Quality, Uranium Recovery Program (“URP”) to begin full production operations at Shirley Basin, including the transportation of U3O8 captured in the Shirley Basin satellite plant to Lost Creek for drying, packaging, and delivery to the conversion facility for sale to customers.

With only limited operations, we captured 10,634 pounds of U3O8 at Shirley Basin during 2026 Q2, all from HH 1-1 in Shirley Basin’s first mine unit (“MU1”).

We have fourteen ion exchange (“IX”) columns at Shirley Basin, which include ten for production, two for restoration, and two for cleaning the waste stream before disposal. Although construction of major infrastructure at Shirley Basin was substantially complete at the end of 2026 Q1 as previously disclosed, construction activities continued during 2026 Q2 after commencement of initial operations, focused on structural steel, piping systems, electrical installation, and interior building work. During the quarter, we completed construction in the plant of the pipeline connections to the first four IX production columns and the infrastructure to transfer U3O8 from the Shirley Basin plant into trailers for trucking to Lost Creek for processing. We also completed the necessary modifications to the Lost Creek plant to accept and process these shipments.

In the wellfield, drilling and installation of wells and HHs continued during the quarter in MU1. Wellfield construction activity was focused on completing the installation of components and systems for HH 1-2 and progressing the installation of various components for HH 1-3 through HH 1-8. During the quarter, we continued to advance the drilling and installation of the 607 production and injection wells currently planned for HH 1-1 through HH 1-8. At June 30, 2026, approximately 97% of these wells were drilled, 93% were cased, and 84% were completed. We also made improvements to well completions in HH 1-1 and HH 1-2 to improve flow rates. At June 30, 2026, we had nine drill rigs on site performing drilling, casing, and completion work at Shirley Basin.

Casper Construction Shop and Lab

Our Casper, Wyoming construction shop supplies HHs to both Lost Creek and Shirley Basin. All our HHs are fabricated and built in Casper, allowing for efficiency, cost savings, and greater safety due to minimized travel requirements. During 2026 Q2, our construction shop completed the fabrication of two HHs for Lost Creek and one HH for Shirley Basin and advanced components for two additional HHs for Lost Creek and two additional HHs for Shirley Basin. Including HHs already in operation, at June 30, 2026, the shop had completed the fabrication of nine of the 10 HHs planned for MU1 Phase 2 at Lost Creek and the first six HHs planned for Shirley Basin.

Our Casper chemistry lab continued to support mine unit analysis at both Lost Creek and Shirley Basin through uranium analysis, product quality testing, and water sampling analysis. The lab staff also support ongoing research and development programs.

Exploration Programs

Lost Soldier Project

We renewed exploration activities in the Great Divide Basin (“GDB”), Wyoming in 2025 Q3, beginning with our Lost Solider Project. Located approximately 17 road miles northeast of Lost Creek, Lost Soldier has the potential to be developed as a satellite operation. Although the geology of the project is largely understood with the benefit of data from approximately 4,000 historical drill holes, additional hydrogeologic data gathering and characterization are underway to enable us to better plan for potential permitting and development of the site.

During 2026 Q2, we completed pump testing of two of the three aquifer test well clusters that we installed prior to the quarter and began work on baseline environmental studies in anticipation of possible permitting of the project. We also began preliminary work on a technical report for the project during the quarter.

North Hadsell and LC South

In 2025 Q4, we began exploration drilling at our North Hadsell Project, also in the GDB north of Lost Creek. Through mid-March 2026, when seasonal sage grouse restrictions began, we had drilled 33 wide-spaced framework holes, each approximately 1,000 feet deep, for a total of 33,815 feet. Seven of these initial drill holes returned significant mineralization, indicating the presence of a stacked roll-front system containing 13 individual intercepts exceeding 0.20 GT (Grade (%eU3O8) times Thickness (ft)). These grades and thicknesses closely resemble the mineralization at Lost Creek, where the Company applies a 0.20 GT cut-off in evaluating economic mineral resources. Preliminary interpretation suggested the potential for up to eight individual roll fronts within a depth range of approximately 300 to 800 feet below surface, ideal for ISR mining, with indications of additional mineralized horizons at depth.

During 2026 Q2, we completed abandonment of all holes drilled during recent exploration activities at North Hadsell, which allows us to devote the three drill rigs that were at North Hadsell to our planned 120-drill hole exploration program at our LC South property.

Sales Agreements

During 2026 Q2, we sold 215,000 pounds of U3O8 at an average price of $66.85 per pound, generating revenue of $14.37 million. At June 30, 2026, our finished inventory at the third-party conversion facility totaled 348,292 pounds of U3O8.

We currently have sales agreements with ten global nuclear energy and uranium trading companies. After the deferral described below under “Looking Ahead,” our agreements call for base annual deliveries of 1.0 million pounds of U3O8 in 2026, including pounds that we delivered in the first half of 2026, and for base annual deliveries of 1.3 million pounds in 2027, 1.4 million pounds in 2028, 1.05 million pounds in 2029, 800 thousand pounds in 2030, 100 thousand pounds in 2032, and 100 thousand pounds in 2033, with additional deliveries at our election of up to 100,000 pounds in 2028, 2029, and 2030. Combined base deliveries from 2026 through 2033 total 5.75 million pounds of U3O8.

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

U3O8 Price per Pound Sold Calculation	Unit	2025 Q3	2025 Q4	2026 Q1	2026 Q2	2026 YTD

Sales per financial statements	$000	6,323	10,449	3,931	14,373	18,304
Disposal fees	$000	—	(21)	(27)	—	(27)
U3O8 sales	$000	6,323	10,428	3,904	14,373	18,277
U3O8 pounds sold	lb	110,000	165,000	55,000	215,000	270,000
U3O8 price per pound sold	$/lb	57.48	63.20	70.98	66.85	67.69

Sales per the financial statements includes U3O8 sales and disposal fees. Disposal fees received at Pathfinder’s Shirley Basin property do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation	Unit	2025 Q3	2025 Q4	2026 Q1	2026 Q2	2026 YTD

Cost of sales per financial statements	$000	7,065	8,977	2,687	12,479	15,166
Lower of cost or NRV adjustment	$000	—	(9)	—	(154)	(154)
U3O8 product costs	$000	7,065	8,968	2,687	12,325	15,012
U3O8 pounds sold	lb	110,000	165,000	55,000	215,000	270,000
U3O8 cost per pound sold	$/lb	64.23	54.35	48.85	57.33	55.60

Cost of sales per the financial statements includes U3O8 costs of sales and lower of cost or NRV adjustments. U3O8 cost of sales includes ad valorem and severance taxes related to the extraction of uranium, all costs of wellfield and plant operations, including the related depreciation and amortization of capitalized assets, asset retirement costs, and mineral property costs, plus product distribution costs. These costs are also used to value inventory. The resulting inventoried cost per pound is compared to the NRV of the product, which is based on the estimated sales price of the product, net of any necessary costs to finish the product. Any inventory value in excess of the NRV is charged to cost of sales in the financial statements. NRV adjustments, if any, relate to U3O8 inventories and do not relate to the sale of U3O8, and are excluded from the U3O8 product costs and U3O8 cost per pound sold measures.

U3O8 Product Sales

The following table provides information on our U3O8 product sales:

U3O8 Product Sales	Unit	2025 Q3	2025 Q4	2026 Q1	2026 Q2	2026 YTD

U3O8 Product Sales
Produced	$000	—	10,428	3,904	10,692	14,596
Non-produced	$000	6,323	—	—	3,681	3,681
	$000	6,323	10,428	3,904	14,373	18,277

U3O8 Pounds Sold
Produced	lb	—	165,000	55,000	165,000	220,000
Non-produced	lb	110,000	—	—	50,000	50,000
	lb	110,000	165,000	55,000	215,000	270,000

U3O8 Price per Pounds Sold
Produced	$/lb	—	63.20	70.98	64.80	66.35
Non-produced	$/lb	57.48	—	—	73.62	73.62
	$/lb	57.48	63.20	70.98	66.85	67.69

In 2025, we sold 440,000 pounds of U3O8 at an average price per pound sold of $61.77 for revenues of $27.2 million. The deliveries were made into base-escalated contracts negotiated in 2022 and 2023, when the long-term price was between $43 and $57 per pound.

In 2026 Q2, we sold 215,000 pounds of U3O8 at an average price of $66.85 per pound for revenues of $14.4 million. In the six months ended June 30, 2026, we sold 270,000 pounds of U3O8 at an average price of $67.69 per pound for revenues of $18.3 million The deliveries were made under contracts negotiated in 2024 that included a combination of base-escalated and market-based pricing, which led to the higher price received in 2026 as compared to the 2025 pricing.

In 2026, we expect to sell a total of 1,000,000 pounds of U3O8 at an average price per pound sold of approximately $64 for revenues of approximately $64 million.  Of the 1,000,000 pounds, only 210,000 pounds were contracted in 2024 with a combination of base-escalated and market-based pricing. The remaining 790,000 pounds were negotiated as base-escalated contracts in 2022 and 2023 when the long-term price was between $43 and $57, which will lead to the lower average estimated price for the year ending December 31, 2026, as compared to the June 30, 2026 year-to-date average actual price.

Deliveries for 2026 are committed to six customers with a substantial majority of deliveries occurring in the latter part of the year. In addition to the 55,000 pounds that we delivered in 2026 Q1 and the 215,000 pounds that we delivered in 2026 Q2, we expect to deliver 190,000 pounds in 2026 Q3 and 540,000 pounds in 2026 Q4, for a total of 1,000,000 pounds of U3O8 in 2026. The deliveries were scheduled in this fashion to complement the ramp-up and start-up schedules of Lost Creek and Shirley Basin.

U3O8 Product Costs

The following table provides information on our U3O8 product costs:

U3O8 Product Costs	Unit	2025 Q3	2025 Q4	2026 Q1	2026 Q2	2026 YTD

U3O8 Product Costs
Ad valorem and severance taxes	$000	—	700	211	732	943
Cash costs	$000	—	6,386	1,852	5,901	7,753
Non-cash costs	$000	—	1,882	624	2,105	2,729
Produced	$000	—	8,968	2,687	8,738	11,425
Non-produced	$000	7,065	—	—	3,587	3,587
	$000	7,065	8,968	2,687	12,325	15,012

U3O8 Pounds Sold
Produced	lb	—	165,000	55,000	165,000	220,000
Non-produced	lb	110,000	—	—	50,000	50,000
	lb	110,000	165,000	55,000	215,000	270,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	—	4.24	3.84	4.44	4.29
Cash costs	$/lb	—	38.70	33.67	35.76	35.24
Non-cash costs	$/lb	—	11.41	11.34	12.76	12.40
Produced	$/lb	—	54.35	48.85	52.96	51.93
Non-produced	$/lb	64.23	—	—	71.74	71.74
	$/lb	64.23	54.35	48.85	57.32	55.60

In 2025, we delivered 330,000 produced pounds at an average cost per pound sold of $52.62. Production at Lost Creek increased during the year leading to lower average costs per produced pound. The cost per produced pound in ending inventory was $46.36 at December 31, 2025. In 2025, we delivered 110,000 non-produced pounds at an average cost per pound sold of $64.23.

In 2026 Q2, we delivered 165,000 produced pounds at an average cost per pound sold of $52.96. In the six months ended June 30, 2026, we delivered 220,000 produced pounds at an average cost per pound sold of $51.93. The increased production rates in 2025 and the first six months of 2026 led to the lower average cost per pound sold in the six months ended June 30, 2026 as compared to 2025.

In 2026, we expect to sell 1,000,000 pounds of U3O8 from a combination of produced and purchased pounds. Production at Lost Creek is expected to continue to increase in 2026 and we expect to initiate production at Shirley Basin in summer 2026. As production increases, we expect further decreases in the cost per pound produced at Lost Creek, although initial production at Shirley Basin will likely have higher costs until production rates increase.

U3O8 Product Profit (Loss)

The following table provides information on our U3O8 product profit and loss:

U3O8 Product Profit (Loss)	Unit	2025 Q3	2025 Q4	2026 Q1	2026 Q2	2026 YTD

U3O8 Product Sales
Produced	$000	—	10,428	3,904	10,692	14,596
Non-produced	$000	6,323	—	—	3,681	3,681
	$000	6,323	10,428	3,904	14,373	18,277

U3O8 Product Costs
Produced	$000	—	8,968	2,687	8,738	11,425
Non-produced	$000	7,065	—	—	3,587	3,587
	$000	7,065	8,968	2,687	12,325	15,012

U3O8 Product Profit (Loss)
Produced	$000	—	1,460	1,217	1,955	3,172
Non-produced	$000	(742)	—	—	94	94
	$000	(742)	1,460	1,217	2,049	3,266

U3O8 Pounds Sold
Produced	lb	—	165,000	55,000	165,000	220,000
Non-produced	lb	110,000	—	—	50,000	50,000
	lb	110,000	165,000	55,000	215,000	270,000

U3O8 Price per Pound Sold
Produced	$/lb	—	63.20	70.98	64.80	66.35
Non-produced	$/lb	57.48	—	—	73.62	73.62
	$/lb	57.48	63.20	70.98	66.85	67.69

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	—	4.24	3.84	4.44	4.29
Cash costs	$/lb	—	38.70	33.67	35.76	35.24
Non-cash costs	$/lb	—	11.41	11.34	12.76	12.40
Produced	$/lb	—	54.35	48.85	52.96	51.93
Non-produced	$/lb	64.23	—	—	71.74	71.74
	$/lb	64.23	54.35	48.85	57.32	55.60

U3O8 Profit (Loss) per Pound Sold
Cash costs	$/lb	—	24.50	37.31	29.04	31.11
Less ad valorem and severance taxes	$/lb	—	(4.24)	(3.84)	(4.44)	(4.29)
Less non-cash costs	$/lb	—	(11.41)	(11.34)	(12.76)	(12.40)
Produced	$/lb	—	8.85	22.13	11.84	14.42
Non-produced	$/lb	(6.75)	—	—	1.88	1.88
	$/lb	(6.75)	8.85	22.13	9.53	12.09

U3O8 Profit (Loss) Margin
Cash costs	%	—	38.8	52.6	44.8	46.9
Less ad valorem and severance taxes	%	—	(6.7)	(5.4)	(6.9)	(6.5)
Less non-cash costs	%	—	(18.1)	(16.0)	(19.6)	(18.7)
Produced	%	—	14.0	31.2	18.3	21.7
Non-produced	%	(11.7)	—	—	2.6	2.6
	%	(11.7)	14.0	31.2	14.3	17.9

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

In 2026 Q2, we sold 165,000 produced pounds at an average price per pound sold of $64.80 and an average cost per pound sold of $52.95, which resulted in an average profit per pound sold of $11.85 and an average profit margin per pound sold of about 18%. In the six months ended June 30, 2026, we sold 220,000 produced pounds at an average price per pound sold of $66.35 and an average cost per pound sold of $51.93, which resulted in an average profit per pound sold of $14.42 and an average profit margin per pound sold of about 22%. On a cash cost basis, the average profit per pound sold was $31.11 and the profit margin per pound sold was about 47%. The improvement in average profit per pound sold and profit margin per pound sold in the first six months of 2026 as compared to 2025 was due to the higher sales price received in combination with a lower cost per pound sold.

In 2026, profit margins from Lost Creek should be better than in 2025 with a slightly higher average sales price and lower average production cost per pound sold. As Shirley Basin comes online, the initial cost per pound produced will likely be higher until production rates increase over time, which will result in lower initial profit margins.

U3O8 Production and Ending Inventory

The following tables provide information on our production and ending inventory of U3O8 pounds:

U3O8 Production	Unit	2025 Q3	2025 Q4	2026 Q1	2026 Q2	2026 YTD

Pounds captured	lb	89,267	78,177	110,314	105,016	215,330
Pounds drummed in	lb	93,523	121,818	95,599	140,873	236,472
Pounds shipped	lb	70,190	138,337	103,956	149,747	253,703
Non-produced pounds acquired	lb	—	100,000	—	—	—

U3O8 Ending Inventory	Unit	2025 Q3	2025 Q4	2026 Q1	2026 Q2

Pounds
In-process inventory	lb	29,362	17,203	26,794	12,430
Plant inventory	lb	40,817	24,295	15,939	7,066
Conversion inventory - produced	lb	138,150	124,591	177,231	158,292
Conversion inventory - non-produced	lb	140,000	240,000	240,000	190,000
	lb	348,329	406,089	459,964	367,788

Value
In-process inventory	$000	630	201	681	43
Plant inventory	$000	2,267	1,097	995	373
Conversion inventory - produced	$000	7,290	5,776	9,133	8,707
Conversion inventory - non-produced	$000	8,992	17,217	17,217	13,484
	$000	19,179	24,291	28,026	22,607

Cost per Pound
In-process inventory	$/lb	21.46	11.68	25.42	3.46

Plant inventory	$/lb	55.54	45.15	62.43	52.79

Conversion inventory:
Ad valorem and severance tax	$/lb	3.29	3.89	3.95	4.79
Cash cost	$/lb	39.71	31.89	35.52	35.69
Non-cash cost	$/lb	9.77	10.58	12.06	14.53
Conversion inventory - produced	$/lb	52.77	46.36	51.53	55.01
Conversion inventory - non-produced	$/lb	64.23	71.74	71.74	70.97
	$/lb	58.54	63.07	63.15	63.71

In 2025, we captured 370,893 pounds, drummed 410,440 pounds, and shipped 420,144 pounds.

In 2026 Q2, we captured 105,016 pounds, and in the six months ended June 30, 2026, we captured 215,330 pounds or about 58% of the total captured in 2025. Pounds captured in 2026 Q2 included 10,633 pounds from Shirley Basin as operations were initiated during the quarter. Flow rates at Lost Creek were intentionally lowered in late 2025 to allow the plant to make processing modifications and perform additional equipment repairs. The work related to plant systems was mostly completed in 2025 Q4, which allowed us to maintain better average flow rates in the first six months of 2026. Fine particles from the host formation carried in solution inhibited our ability to further increase flow rates into the plant during the first six months of 2026. To address this issue, in 2026 Q2 we installed a sand filtration system to further optimize production and processing by selectively removing fine particles before they enter the plant. Although testing and other commissioning work of the sand filtration system extended past 2026 Q2, operation of the system commenced in July 2026, which should allow us to further increase flow rates during the last six months of 2026.

Pounds drummed and shipped in 2026 Q2 increased to 140,873 and 149,747, respectively, and were comprised solely of Lost Creek pounds. We received positive assay adjustments totaling 7,745 pounds during 2026 Q2, bringing the year-to-

date total to 11,429 pounds, indicating we previously drummed and shipped more pounds than estimated. The positive assay adjustments are included in pounds at Lost Creek drummed and shipped during the quarter. We expect pounds drummed and shipped to increase in 2026 Q3 as expected flow rates increase with the Lost Creek sand filtration system online and as Shirley Basin is expected to start shipments and begin to ramp up operations.

Conversion facility inventories decreased during the current quarter to 348,292 pounds at June 30, 2026. The decrease was due to selling more pounds than were shipped to the conversion facility during the quarter.  The ending produced inventory cost per pound increased from $51.53 to $55.01 during the quarter, reflecting higher average production costs per pound shipped to the facility in combination with the sale of lower cost pounds earlier in the quarter.

Three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025

The following table summarizes the results of operations for the three and six months ended June 30, 2026 and 2025:

Results of Operations	Three Months Ended			Six Months Ended
(expressed in thousands of U.S. dollars,	June 30,			June 30,
except per share and non-GAAP per pound data)	2026	2025	Change	2026	2025	Change

Sales	14,373	10,435	3,938	18,304	10,435	7,869
Cost of sales	(12,479)	(8,495)	(3,984)	(15,166)	(11,093)	(4,073)
Gross profit (loss)	1,894	1,940	(46)	3,138	(658)	3,796

Operating costs	(20,330)	(17,703)	(2,627)	(41,907)	(30,940)	(10,967)
Operating profit (loss)	(18,436)	(15,763)	(2,673)	(38,769)	(31,598)	(7,171)

Interest income	1,029	701	328	1,794	1,568	226
Interest expense	(2,760)	(290)	(2,470)	(5,706)	(556)	(5,150)
Mark to market gain (loss)	4,797	(5,622)	10,419	(1,566)	(1,312)	(254)
Foreign exchange gain (loss)	(1,357)	(24)	(1,333)	(1,996)	(24)	(1,972)
Other income (loss)	35	42	(7)	776	68	708
Net income (loss)	(16,692)	(20,956)	4,264	(45,467)	(31,854)	(13,613)

Foreign currency translation adjustment	1,439	73	1,366	2,353	45	2,308
Comprehensive income (loss)	(15,253)	(20,883)	5,630	(43,114)	(31,809)	(11,305)

Earnings (loss) per common share:
Basic	(0.04)	(0.06)	0.02	(0.12)	(0.09)	(0.03)
Diluted	(0.04)	(0.06)	0.02	(0.12)	(0.09)	(0.03)

U3O8 pounds sold	215,000	165,000	50,000	270,000	165,000	105,000

U3O8 price per pound sold	66.85	63.20	3.65	67.69	63.20	4.49

U3O8 cost per pound sold	57.32	50.89	6.43	55.60	50.89	4.71

U3O8 profit (loss) per pound sold	9.53	12.31	(2.78)	12.09	12.31	(0.22)

Sales

Sales per the financial statements include U3O8 sales and disposal fees as shown in the following table:

	Three Months Ended			Six Months Ended
Sales	June 30,			June 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

U3O8 product sales	14,373	10,428	3,945	18,277	10,428	7,849
Disposal fees	—	7	(7)	27	7	20
	14,373	10,435	3,938	18,304	10,435	7,869

Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

We sold 215,000 pounds at an average price of $66.85 for $14.4 million in 2026 Q2 and sold 165,000 pounds at $63.20 in 2025 Q2 for $10.4 million. We sold 270,000 pounds at an average price of $67.69 for $18.3 million in the six months ended June 30, 2026 and sold 165,000 pounds at $63.20 for $10.4 million in the same period in 2025. The increase in pounds and price was driven by the terms of the underlying sales contracts.

We also had two transactions totaling $27 thousand in disposal fee revenue in the six months ended June 30, 2026, and $7 thousand in disposal fee revenues in the same period in 2025. Our disposal income is dependent on the operating and reclamation programs of other companies and varies based on their level of activity.

Cost of Sales

Cost of sales per the financial statements includes U3O8 product costs and lower of cost or NRV adjustments as shown in the following table:

	Three Months Ended			Six Months Ended
Cost of Sales	June 30,			June 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

U3O8 product costs	12,325	8,397	3,928	15,012	8,397	6,615
Lower of cost or NRV adjustments	154	98	56	154	2,696	(2,542)
	12,479	8,495	3,984	15,166	11,093	4,073

For the three months ended June 30, 2026, we sold 165,000 pounds from inventory produced at Lost Creek and 50,000 pounds from non-produced inventory. For the six months ended June 30, 2026, we sold 220,000 pounds from inventory produced at Lost Creek and 50,000 pounds from non-produced inventory.

U3O8 product costs included in cost of sales were greater in the three and six months ended June 30, 2026, compared to 2025 because of the increase in pounds sold, higher labor costs, and the use of purchased pounds to fill an order in 2026. The purchased pounds have a higher cost than our produced pounds.

The $0.2 million in NRV adjustments for the six months ended June 30, 2026, primarily related to expected future sales of non-produced inventory at a sales price below carrying cost, while NRV adjustments for the six months ended June 30, 2025, predominantly related to a decline in the market price of U3O8, which reduced the value of the non-produced inventory that had been acquired in 2024 and 2025.

Gross Profit (Loss)

For the three months ended June 30, 2026, the $1.9 million gross profit was consistent with the same period in 2025. For the six months ended June 30, 2026, gross profit increased to $3.1 million from a loss of $0.7 million in the comparable 2025 period. The primary reason for the increase was higher 2026 sales volumes that resulted in a lower cost per pound sold, partially offset by higher labor and depreciation.

Operating Costs

The following table summarizes operating costs for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended			Six Months Ended
Operating Costs	June 30,			June 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

Exploration and evaluation	1,191	1,161	30	3,470	2,205	1,265
Development	15,940	14,062	1,878	30,886	23,805	7,081
General and administration	2,711	2,199	512	6,634	4,372	2,262
Accretion of asset retirement obligations	488	281	207	917	558	359
	20,330	17,703	2,627	41,907	30,940	10,967

Total operating costs increased $2.6 million and $11.0 million in the three and six months ended June 30, 2026, as compared to 2025, respectively. The primary reasons were increased development activities, including higher labor costs due to increased employee levels and increased development activities associated with pre-operational and wellfield development costs at Shirley Basin, and an increase in general and administration expense.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. For the six months ended June 30, 2026, these costs increased $1.3 million over the same period in 2025. Labor costs accounted for $0.7 million of the increase, due to increases in staffing levels and increased exploration and evaluation activity, including exploration drilling on properties other than Lost Creek and Shirley Basin.

Development expense, a component of operating costs, increased $1.9 million and $7.1 million in the three and six months ended June 30, 2026, as compared to 2025, respectively. The following table summarizes the development costs included in operating costs for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended			Six Months Ended
Development Costs	June 30,			June 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

Lost Creek mine unit development	7,978	10,440	(2,462)	15,096	19,557	(4,461)
Lost Creek disposal well development	29	38	(9)	39	40	(1)
Shirley Basin mine unit development	7,865	3,518	4,347	15,680	4,141	11,539
Other development	68	66	2	71	67	4
	15,940	14,062	1,878	30,886	23,805	7,081

The Company is considered an exploration stage issuer and expenses its pre-production development costs. These development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at Lost Creek not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at Shirley Basin not directly attributable to the construction of the capitalizable assets of the project, including the installation of the first mine unit, which is in progress.

Production stage issuers, as defined by the SEC, having established proven and probable reserves, typically capitalize expenditures relating to ongoing development activities with corresponding depletion calculated over proven and probable reserves using the units-of-production method. Depletion is then allocated to inventory, and as the inventory is sold, to cost of sales. We are an exploration stage issuer, which has resulted in the Company reporting larger losses than if it was a production stage issuer due to the expensing, instead of capitalization, of expenditures relating to ongoing mine development activities. Correspondingly, there will be no depletion allocated to future periods of the Company since those costs were expensed previously, resulting in both lower inventory costs and cost of sales, and results of operations with higher gross profit and lower gross loss than if we would have been in the production stage. As a result, our consolidated financial statements may not be directly comparable to the financial statements of production stage issuers.

As noted, development expenses increased approximately $1.9 million and $7.1 million during the three and six months ended June 30, 2026, compared to 2025, respectively. Development activities at Shirley Basin accounted for the majority of the increase, which was partially offset by a decrease in development costs at Lost Creek. The Company reached full staffing levels for the development and operations at Shirley Basin and has substantially completed initial plant construction and commenced capturing U3O8, but because Shirley Basin has not commenced commercial production operations, all wellfield, plant, and site administration costs are treated as development costs. Drilling costs, supplies, and related services as well as repairs, fuel, and overhead, such as insurance and bonding costs, related to these heightened efforts are being expensed to development costs.

General and administration expenses relate to administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three and six months ended June 30, 2026, these expenses increased $0.5 million and $2.3 million, compared to their respective 2025 periods. The increase was primarily driven by labor, which increased $0.4 million and $1.4 million, respectively, due to continued increases in executive staff, as well as higher 2026 Q1 bonus costs due to higher employee headcount and increased stock-based compensation.

Other Income and Expenses

Interest income was $0.3 million and $0.2 million higher for the three and six months ended June 30, 2026, as compared to the same periods in 2025, respectively. The increases were primarily driven by higher invested cash balances in 2026 relative to 2025, due to the net proceeds received in connection with our 4.75% Convertible Senior Notes due 2031 (the “Convertible Notes”) issued in December 2025. Interest expense significantly increased in 2026, due to the sale of our Convertible Notes in December 2025. The coupon interest expense and the related amortization of debt discounts, including debt issuance costs, for the Convertible Notes in 2026 were not present during the comparable 2025 periods.

The mark to market adjustments in the three and six months periods ended June 30, 2026, include changes in the values of the capped call and conversion option derivative instruments associated with the Convertible Notes, and changes in the market value of marketable securities that we received in connection with the sale of drilling data in 2026 Q1, as described below. They also include mark to market adjustments to the warrant liability during 2026 Q1, prior to their exercise and expiration, as well as the inventory derivative obligation. The comparable 2025 periods’ mark to market losses include adjustments to the warrant liability and the inventory derivative obligation.

Other income includes the sale of certain drilling data in January 2026 for $0.1 million of cash and marketable securities valued at $0.6 million.

Earnings (loss) per Common Share

The basic and diluted losses per common share for the three and six months ended June 30, 2026, were $0.04 per share and $0.12 per share, respectively. The basic and diluted losses per common share for the same periods in 2025 were $0.06 per share and $0.09 per share, respectively. The diluted losses per common share are equal to the basic losses per common share due to the anti-dilutive effect of outstanding stock awards and convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flows, our cash, cash equivalents, and restricted cash and cash equivalents decreased from the December 31, 2025 balance of $135.3 million to $108.2 million as of June 30, 2026. During the six months ended June 30, 2026, we used $28.5 million for operating activities and $27.3 million for investing activities, and raised $28.6 million through financing activities.

Operating activities used $28.5 million in the six months ended June 30, 2026. We collected $18.3 million from sales and received $1.8 million of interest income. We spent $0.8 million on interest expense, $10.0 million on production costs, and $37.4 million on operating costs. We had $0.5 million in unfavorable working capital movements, primarily related to increases in prepaid expenses and other current assets.

Investing activities used $27.3 million during the six months ended June 30, 2026. We spent $22.8 million on construction and $0.9 million on rolling stock at Shirley Basin, $3.0 million on construction, primarily related to the sand filtration system, and $0.4 million for rolling stock at Lost Creek and $0.3 million on other, and received $0.1 million from the sale of drilling data.

Financing activities generated $28.6 million in the six months ended June 30, 2026. We received $28.7 million from the exercise of 38.3 million warrants for 19.1 million shares at $1.50 per share and $0.5 million from the exercise of stock options. This was partially offset by $0.3 million of debt issuance costs related to the Convertible Notes financing and $0.3 million for principal payments on finance leases.

Universal Shelf Registration and At Market Facility

We are a party to an At Market Issuance Sales Agreement, as amended (the “Sales Agreement”), with B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (the “Agents”). Under the Sales Agreement, we may from time to time issue and sell our common shares at market prices on the NYSE American or other U.S. market.

We have filed with the SEC a universal shelf registration statement, declared effective on April 16, 2026, under which we may sell up to $50 million of our common shares from time to time through or to the Agents, in addition to amounts previously sold under the Sales Agreement.

For the three and six months ended June 30, 2026, we have not utilized the Sales Agreement.

Liquidity Outlook

As of June 30, 2026, our unrestricted cash position was $95.3 million. As of July 31, 2026, our unrestricted cash position was $77.3 million.

The substantial majority of our 2026 deliveries are scheduled for the latter part of the year consistent with the ramp-up schedules of Lost Creek and Shirley Basin. As discussed above, our total sales in 2026 are projected to be 1,000,000 pounds of U3O8 at an average price of $64 per pound for expected revenues of $64 million.

We also expect to return 250,000 pounds to a lender in 2026 Q4 to satisfy our uranium inventory loan. The deliveries and loan repayment are expected to be made from existing conversion facility inventory and production from Lost Creek and Shirley Basin. We are closely monitoring production from both projects and may seek to alter delivery or repayment schedules, borrow additional uranium, or purchase uranium, if necessary.

We have revised our 2026 capital expenditure estimate for Shirley Basin to approximately $30.5 million and elected to defer $5.3 million related to the wastewater treatment facility to 2027. The combined 2026 and 2027 capital expenditure estimate of $35.8 million is up from the previously projected estimate of $25.5 million (which included $10.1 million in weather-delayed carryover from 2025). During the six months ended June 30, 2026, we spent $21.9 million. The $5.0 million increase in 2026 is driven primarily by initial engineering plan revisions, which led to contractor overtime and expedited labor fees and material cost inflation from procurement delays. Additional cost drivers included higher winter construction expenses and the need to import off-site material for evaporation pond clay liners instead of mining on-site. The $5.3 million increase for 2027 relates to the deferral of the remaining water treatment facility construction costs. The water treatment facility will be required for future restoration activities and is not essential for current production operations.

As discussed above, we installed a sand filtration system at Lost Creek in 2026 Q2 while a planned wastewater treatment facility is under construction. The estimated cost of the facility is between $25 million and $33 million.

We anticipate that the planned capital projects at Shirley Basin and Lost Creek will be funded by cash on hand and expected operating cash flow. We have no immediate plans to issue additional securities or obtain additional financing other than that which may be required due to the uneven nature of cash flows generated from operations or used for construction-related activities.

Looking Ahead

Lost Creek

At Lost Creek, we believe the rate of U3O8 pounds drummed will continue to increase over time as we install additional infrastructure, continue optimization of operations and implementation of process improvements, and our workforce gains more experience, recognizing that production rates are expected to vary from quarter to quarter as we continue to add HHs in MU1 Phase 2 and move into additional mine units.

As described above, we installed a sand filtration system in 2026 Q2 and expect this system will reduce the impact of fine particles from the host formation and assist with increasing flow rates until the planned completion of the wastewater treatment facility. Although testing and other commissioning of the system extended past the end of the quarter, operation of the system commenced in July 2026.

In early July 2026, we broke ground and began grading the site for the wastewater treatment facility. Additional grading work and forming for building concrete continued through July and into August, when the initial concrete pads are expected to be poured. We expect to complete construction of the facility by the end of 2027 Q1.

We will continue optimization of the lixiviant chemistry to increase average grades. We will also continue our focus on daily drumming, and plan to complete our initiatives to implement an enhanced maintenance program and improvements to the reverse osmosis system by year-end 2026.

During the remainder of 2026, we plan to continue wellfield construction and installation in MU1 Phase 2 at a pace similar to 2026 Q2 until all 10 HHs planned for MU1 Phase 2 are in production. As described above, drilling in MU1 Phase 2 is very advanced, and we brought an additional HH in MU1 Phase 2 online in July 2026. Subject to regulatory approval by the Wyoming Department of Environmental Quality (“WDEQ”), we expect to commence wellfield construction and installation in MU5 by the end of the year 2026, where we plan to install 15 HHs from late 2026 through 2028. In July 2026, we began hydrologic testing, archeological studies, and the compilation of other data for the MU5 regulatory approval package, which we plan to submit in 2026 Q3.

Since the end of 2026 Q2, we have also actively continued to drill delineation holes in MU4 to better define the resources.

Shirley Basin

After commencing initial operations and receiving the Authorization for full production operations at Shirley Basin in 2026 Q2, we continue to expect our first shipments of production from Shirley Basin, our second ISER uranium mining facility, this summer.

After receipt of the Authorization, we promptly prepared the first four IX production columns and pressure tested the piping systems to allow us to commence full operations. By the end of July 2026, six production columns were ready for operation, and all infrastructure and processes were in place at Shirley Basin to commence shipments of U3O8 to Lost Creek, other than the requisite shipping trailers, which we anticipate will be on site and ready for shipments this summer. We also expect to have all ten production columns in operation by the end of 2026 Q3.

Various plant construction activities that are not essential for production are expected to continue through 2026 following the commencement of U3O8 shipments to Lost Creek, including completion of interior offices. We also plan to install wastewater treatment equipment in 2027, after completing the wastewater treatment facility under construction at Lost Creek, with the engineering design based substantially on the design of the Lost Creek wastewater treatment facility.

Exploration Programs

Although Lost Creek and Shirley Basin remain the Company’s priorities, we plan to continue our exploration programs to enhance our ability to leverage existing infrastructure and expand our uranium resource base.

At our Lost Soldier project, we expect to complete initial aquifer testing and commence baseline environmental studies in 2026 Q3 and plan to complete a new technical report of estimated mineral resources by the end of 2026. With abandonment of prior exploration holes that were drilled at our North Hadsell project complete at the end of 2026 Q2, we plan to commence an approximately 120-drill hole exploration program at our LC South property in 2026 Q3, with three drill rigs planned for the program.

Sales Contracts

Including the 270,000 pounds that we delivered in the first half of 2026, we expect to make base deliveries under sales contracts of 1,000,000 pounds of U3O8 in 2026, which is 300,000 pounds less than our previous guidance. In July 2026, we entered into transactions to defer delivery of 150,000 pounds to 2027 and 150,000 pounds to 2029. Although we had sufficient pounds of U3O8 in inventory at the conversion facility to make the delivery as scheduled, we deferred delivery of the 300,000 pounds to increase our ability to satisfy subsequent delivery commitments in the second half of 2026 from our existing inventory and new production.

Transactions with Related Parties

There were no reportable transactions with related parties during the quarter.

Critical Accounting Estimates

There have been no significant changes to the critical accounting estimates disclosed in our Annual Report.

Off Balance Sheet Arrangements

We have not entered into any material off balance sheet arrangements such as guaranteed contracts, contingent interests in assets transferred to unconsolidated entities, derivative instrument obligations, or with respect to any obligations under a variable interest entity arrangement.

Outstanding Share Data

As of July 31, 2026, we had outstanding 397,863,720 common shares and 8,274,087 options to acquire common shares.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $10.2 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation (“FDIC”), leaving approximately $98.0 million at risk on June 30, 2026, should the financial institutions with which these amounts are invested be rendered insolvent. The Company does not consider any of its financial assets to be impaired as of June 30, 2026.

Currency risk

As of June 30, 2026, we maintained a balance of approximately $3.4 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of June 30, 2026, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $12.1 million, the current portion of leases payable of $0.6 million and the repayment of the inventory loan currently valued at $17.5 million. As of June 30, 2026, we had $95.3 million in unrestricted cash and cash equivalents, no trade receivables and $22.6 million in inventory.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

Commodity Price Risk

The Company is subject to commodity price risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price was $86.38 per pound as of July 31, 2026.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are or would be likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in our Annual Report or in this Quarterly Report on Form 10-Q for the three months ended June 30, 2026.

Item 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report, except the risk factor entitled “Operational and related challenges may continue as we return to steady-state operations at Lost Creek and complete the build out and commissioning of production operations at Shirley Basin. Delays may affect our timely delivery into contractual commitments.” is replaced in its entirety with the following to reflect the expected commencement of full operations at Shirley Basin and other risks associated with our mining operations:

“Operational challenges at Lost Creek and the commencement and ramp up of operations at Shirley Basin may affect our ability to achieve production plans and deliver into contractual commitments.

Challenges have continued in our production operations at Lost Creek as we work to achieve sustained higher production rates. The extended time the site was maintained on reduced production operations, the required operational refinements and maintenance as operations were restored, and other commissioning issues have caused delays in achieving higher production rates. For example, fine particles from the host formation have inhibited our ability to increase flow rates into the plant, and we installed a sand filtration system while we complete a planned wastewater treatment facility. These and other operational challenges may continue at Lost Creek. The planned construction of the wastewater treatment facility at Lost Creek may also encounter challenges and delays.

In April 2026, we commenced initial operations at Shirley Basin, and in late June 2026, received final regulatory authorization for full operations at Shirley Basin. Shirley Basin is designed as a satellite facility, with U₃O₈ captured on resin transported to Lost Creek for processing, drying, and drumming. In connection with the commencement and ramp up of operations at Shirley Basin, including shipments of U3O8 to Lost Creek, we may encounter operational, logistical, and commissioning challenges, including those associated with the satellite processing model. Initial production costs at Shirley Basin are expected to be higher than at Lost Creek until production rates increase. Certain plant construction activities at Shirley Basin are expected to continue concurrently with operations through 2026, which may create additional challenges. The planned installation of wastewater treatment equipment at Shirley Basin in 2027 may also encounter challenges and delays.

Continuing challenges in operations at Lost Creek, operational challenges at Shirley Basin, or challenges relating to ongoing or planned construction at Lost Creek or Shirley Basin, could affect our ability to achieve our production plans and therefore affect timely delivery of contractual commitments to our customers, thereby negatively affecting our business, financial condition, results of operations, and cash flows.”

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

Item 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On July 13, 2026, as part of the board of directors’ regular review of its leadership structure and board responsibilities, independent director Kathy E. Walker was appointed chair of the board of directors. Ms. Walker succeeded John W. Cash, who continues to serve as a director of the Company.

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

UR-ENERGY INC.

Date: August 10, 2026	By:	/s/ Matthew D. Gili
Matthew D. Gili
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)