Form 10-Q
period 2026-09-30
UR-ENERGY INC
filed 2026-11-09
CIK 1375205

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

Large accelerated filer ◻    Accelerated filer ◻   Non-accelerated filer ☑    Smaller reporting company ☑    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of October 31, 2026, there were 398,741,181 shares of the registrant’s no par value Common Shares (“Common Shares”) outstanding, which is the registrant’s only class of outstanding voting securities.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. These forward-looking statements can be identified by the use of words such as “expect,” “anticipate,” “estimate,” “believe,” “may,” “potential,” “intend,” “plan,” and other similar expressions or statements that an action, event, or result “may,” “could,” or “should” be taken, occur, or be achieved or the negative thereof or other similar statements. These statements include, but are not limited to, statements regarding:

●	our ability and the expected or planned timing at Lost Creek to manage fine particles from the wellfield, optimize operation of the sand filtration system, manage wastewater, further optimize lixiviant chemistry, construct a wastewater treatment facility, and implement maintenance improvements and other initiatives to continue to ramp up and increase production;
●	our ability and the expected or planned timing at Shirley Basin to optimize lixiviant chemistry and improve other operating parameters associated with the early ramp up and optimization of the newly commissioned mine, ramp up to commercial operations, complete remaining construction and commissioning of reverse osmosis and other wastewater systems, and to install wastewater treatment equipment;
●	our ability to improve the transportation, transfer system, and processing of Shirley Basin production at Lost Creek;
●	our ability and the expected or planned timing at both Lost Creek and Shirley Basin to execute our drilling plans, install and bring additional header houses online, and move into, commence wellfield construction in, and successfully produce in additional mine units;
●	our ability to complete construction activities at Shirley Basin and Lost Creek within current cost projections;
●	the technical and economic viability of the Lost Creek Property or the Shirley Basin Project as set forth in the applicable technical reports;
●	the production rates and life of the Shirley Basin Project and the Lost Creek Project and subsequent development of and production from Adjoining Projects within the Lost Creek Property;
●	the potential of Lost Creek South and other exploration targets throughout the Lost Creek Property (including the ability to expand resources);
●	our ability and the expected or planned timing at Lost Soldier to complete baseline environmental studies or a new technical report and to make a development decision;
●	expectations for our exploration programs, including Lost Soldier, North Hadsell, and Lost Creek South, including whether drilling programs will continue, further work will support preliminary interpretations, the resource potential will be adequate for in-situ recovery mining, we will commence or complete permitting, or the projects will be scalable or allow us to leverage existing infrastructure or operating expertise;
●	our ability to maintain and conduct operations and other activities in a safe and compliant manner;
●	our ability and the timing to apply for and obtain permits and authorizations and regulatory approvals for ongoing or new exploration, development, or operations;
●	our ability to meet our commitments to sell and deliver product or meet sales projections, and our ability to defer deliveries or implement contingency plans if our production and inventory are not sufficient to meet such commitments;
●	our ability to satisfy our inventory loan or convertible notes obligations;
●	whether the sales prices in our contracts will be profitable on an all-in production cost basis;
●	our ability and the timing to complete additional favorable uranium sales agreements, including spot sales as may be warranted;
●	whether our cash resources will be sufficient for our capital requirements and operating costs without additional financing;
●	conditions in the uranium market, including the major influences of climate change and environmental objectives, geopolitics, trade actions, and demands of artificial intelligence and data centers, and how they will affect our operations and business; and
●	expectations regarding government initiatives regarding nuclear energy and uranium and their potential impacts on our industry and the markets for uranium.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. Our forward-looking statements, however, are only predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, achievements, or industry results, to be materially different from future results, performance, or achievements expressed, projected, or implied by those forward-looking statements. Such risks include, but are not limited to: the accuracy of or changes to our future estimates of production, development, and operations, capital expenditures, operating costs, mineral resources, recovery rates, grades, market prices, goals for expansion and growth of our business and operations, or plans and references to future successes; the effectiveness of our business strategies and measures to implement such strategies; our competitive strengths; our history of operating losses and uncertainty of future profitability; our status as an exploration stage company; our lack of mineral reserves; risks associated with obtaining permits and other authorizations in the U.S.; risks associated with maintaining our mineral properties; risks associated with current variable economic conditions; the impacts of our convertible notes financing; risks associated with our ability to obtain financing in the future and the possible impact of future financings; the hazards associated with mining production; compliance with environmental laws and regulations; uncertainty regarding the pricing and collection of accounts; the possibility for adverse results in potential litigation; uncertainties associated with changes in government policy and regulation; uncertainties associated with a Canada Revenue Agency or U.S. Internal Revenue Service audit of any of our cross border transactions; adverse changes in general business conditions in any of the countries in which we do business; changes in our size and structure; the effectiveness of our management and strategic relationships; our ability to attract, retain, train, and develop skilled personnel; our ability to innovate and implement new technologies, including artificial intelligence; our ability to manage and address cybersecurity risks; uncertainties regarding our need for and ability to raise additional capital; uncertainty regarding the fluctuations of our quarterly results; foreign currency exchange risks; the inability to enforce civil liabilities against the Company or its directors and officers; our ability to maintain our listing on the NYSE American LLC (“NYSE American”) and Toronto Stock Exchange (“TSX”); risks associated with our expected classification as a “passive foreign investment company” under the U.S. Internal Revenue Code of 1986, as amended; risks associated with various trade actions and tariffs; risks associated with global conflicts and geopolitical tensions, including armed conflicts in Iran and the broader Middle East, tensions over the Strait of Hormuz, the war in Ukraine, and tensions between the U.S. and China; risks associated with our investments; and other risks and uncertainties described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) this Quarterly Report on Form 10-Q.

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

Cautionary Note to Investors Concerning Disclosure of Mineral Resources

Unless otherwise indicated, all mineral resource estimates that are material to our business or financial condition in this Quarterly Report on Form 10-Q and in the documents incorporated by reference have been prepared in accordance with Regulation S-K, Subpart 1300 (“S-K 1300”) and are supported by initial assessments prepared under S-K 1300. Our mineral resource estimates also comply with Canadian National Instrument 43-101, Standards of Disclosure for Mineral Projects (“NI 43-101”), and the CIM Definition Standards. Our technical report summaries are the Technical Report on the Lost Creek ISR Uranium Property, Sweetwater County, Wyoming, USA (March 10, 2026), and the Initial Assessment Technical Report Summary on the Shirley Basin ISR Uranium Project Carbon County, Wyoming USA, as amended (March 11, 2024).

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

Cautionary Note Concerning Industry and Market Data

This Quarterly Report on Form 10-Q includes industry, market, and regulatory information obtained from government agencies, industry publications, trade associations, and other publicly available sources, including the U.S. Nuclear Regulatory Commission, the U.S. Department of Energy, and the U.S. Energy Information Administration. Although the Company believes these sources are reliable, it has not independently verified the information, and such information is subject to change. Industry and market data also involve estimates, assumptions, and projections that are subject to risks and uncertainties, including those described under “Cautionary Statement Regarding Forward-Looking Statements” above and in in the Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2025.

PART I

Item 1. FINANCIAL STATEMENTS

Ur-Energy Inc.

Interim Condensed Consolidated Balance Sheets (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

	Note	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	3	50,165	123,863
Marketable securities		286	—
Trade receivables	4	6,576	—
Inventory	5	16,422	24,291
Prepaid expenses and other current assets		3,026	1,568
Deposits	19	4,127	—
Current portion of lease receivables (net)	6	673	708
Total current assets		81,275	150,430

Non-current assets
Lease receivables (net)	6	1,354	1,814
Restricted cash and cash equivalents	7	12,994	11,484
Mineral properties (net)	8	46,168	43,881
Capital assets (net)	9	88,638	49,742
Capped call derivative	10	10,591	15,108
Deposits	19	4,200	—
Total non-current assets		163,945	122,029
Total assets		245,220	272,459

Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities	11	15,440	10,369
Current portion of financing lease liabilities	12	636	484
Inventory derivative obligation (net)	13	—	16,638
Environmental remediation accrual		6	164
Total current liabilities		16,082	27,655

Non-current liabilities
Financing lease liabilities	12	1,389	1,312
Inventory derivative obligation (net)	13	17,408	—
Long-term debt	14	71,168	66,421
Conversion option derivative	15	33,235	52,258
Warrant liability	16	—	1,541
Asset retirement obligations	17	52,174	44,474
Stock option liabilities	18	859	1,346
Total non-current liabilities		176,233	167,352

Shareholders’ equity
Share capital	18	468,126	432,761
Contributed surplus		20,717	19,645
Accumulated other comprehensive income		6,261	4,044
Accumulated deficit		(442,199)	(378,998)
Total shareholders’ equity		52,905	77,452
Total liabilities and shareholders’ equity		245,220	272,459

Commitments and contingencies	22

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(expressed in thousands of U.S. dollars, except share and per share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Note	2026	2025	2026	2025

Sales	19	12,433	6,323	30,737	16,758
Cost of sales	20	(13,779)	(7,063)	(28,945)	(18,156)
Gross profit (loss)		(1,346)	(740)	1,792	(1,398)

Operating costs	21	(25,707)	(19,071)	(67,614)	(50,011)
Operating profit (loss)		(27,053)	(19,811)	(65,822)	(51,409)

Interest income		648	518	2,442	2,086
Interest expense		(2,311)	(364)	(8,017)	(920)
Mark to market gain (loss)		10,883	(7,854)	9,317	(9,166)
Foreign exchange gain (loss)		56	5	(1,940)	(19)
Other income (loss)		43	43	819	111
Net income (loss)		(17,734)	(27,463)	(63,201)	(59,317)

Foreign currency translation adjustment		(136)	100	2,217	145
Comprehensive income (loss)		(17,870)	(27,363)	(60,984)	(59,172)

Income (loss) per common share:
Basic		(0.04)	(0.07)	(0.16)	(0.16)
Diluted		(0.04)	(0.07)	(0.16)	(0.16)

Weighted average common shares:
Basic		398,195,265	367,148,807	394,851,826	365,477,399
Diluted		398,195,265	367,148,807	394,851,826	365,477,399

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Nine Months Ended September 30, 2026	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2025		378,169,709	432,761	19,645	4,044	(378,998)	77,452

Exercise of warrants	18	19,129,999	33,031	—	—	—	33,031
Exercise of stock options	18	32,145	65	—	—	—	65
Redemption of RSUs	18	—	—	(35)	—	—	(35)
Stock compensation	18	—	—	224	—	—	224
Net income (loss)		—	—	—	914	(28,775)	(27,861)

March 31, 2026		397,331,853	465,857	19,834	4,958	(407,773)	82,876

Exercise of stock options	18	442,860	836	—	—	—	836
Stock compensation	18	—	—	487	—	—	487
Net income (loss)		—	—	—	1,439	(16,692)	(15,253)

June 30, 2026		397,774,713	466,693	20,321	6,397	(424,465)	68,946

Exercise of stock options	18	966,468	1,433	(286)	—	—	1,147
Redemption of RSUs	18	—	—	(10)	—	—	(10)
Stock compensation	18	—	—	692	—	—	692
Net income (loss)		—	—	—	(136)	(17,734)	(17,870)

September 30, 2026		398,741,181	468,126	20,717	6,261	(442,199)	52,905

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

(expressed in thousands of U.S. dollars, except share data)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

Nine Months Ended September 30, 2025	Note	Shares	Share Capital	Contributed Surplus	Accumulated Other Comprehensive Income	Accumulated Deficit	Shareholders' Equity

December 31, 2024		364,101,038	413,242	19,468	4,189	(304,100)	132,799

Exercise of stock options	18	464,807	405	213	—	—	618
Redemption of RSUs	18	253,415	283	(343)	—	—	(60)
Stock compensation	18	—	—	668	—	—	668
Net income (loss)		—	—	—	(28)	(10,898)	(10,926)

March 31, 2025		364,819,260	413,930	20,006	4,161	(314,998)	123,099

Stock compensation	18	—	—	(123)	—	—	(123)
Net income (loss)		—	—	—	73	(20,956)	(20,883)

June 30, 2025		364,819,260	413,930	19,883	4,234	(335,954)	102,093

Shares issued for cash	18	9,980,095	15,168	—	—	—	15,168
Share issue costs	18	—	(379)	—	—	—	(379)
Exercise of warrants	18	257,500	501	—	—	—	501
Exercise of stock options	18	795,754	999	(46)	—	—	953
Stock compensation	18	—	—	(298)	—	—	(298)
Net income (loss)		—	—	—	100	(27,463)	(27,363)

September 30, 2025		375,852,609	430,219	19,539	4,334	(363,417)	90,675

Ur-Energy Inc.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(expressed in thousands of U.S. dollars)

(the accompanying notes are an integral part of these condensed consolidated financial statements)

		Nine Months Ended
		September 30,
	Note	2026	2025

Operating activities
Net income (loss)		(63,201)	(59,317)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18	1,403	2,225
Payment of deposit on borrowed inventory		(1,250)	—
Net realizable value adjustments		624	2,696
Amortization of mineral properties		3,947	1,213
Depreciation of capital assets		3,342	2,741
Accretion of asset retirement obligations	17	1,466	902
Amortization of debt discount	14	5,028	—
Provision for reclamation		(158)	59
Mark to market loss (gain)		(9,317)	9,166
Loss (gain) on disposal of assets		(700)	95
Unrealized foreign exchange loss (gain)		1,938	21
Changes in non-cash working capital:
Trade receivables		(6,576)	14,428
Inventory	5	7,245	(1,131)
Lease receivables	6	450	419
Prepaid expenses and other current assets		(608)	(678)
Deposit collateral on sales deferrals		(8,327)	—
Accounts payable and accrued liabilities	11	1,406	2,819
Net cash provided by (used in) operating activities		(63,288)	(24,342)

Investing activities
Investment in marketable securities		(44)	—
Proceeds from sale of capital assets		147	—
Purchase of capital assets	9	(38,492)	(14,236)
Net cash provided by (used in) investing activities		(38,389)	(14,236)

Financing activities
Issuance of common shares for cash	18	—	15,168
Share issue costs	18	—	(379)
Payment of convertible note financing costs	14	(271)	—
Proceeds from exercise of warrants and stock options	18	30,235	573
RSU redeemed for cash	18	(45)	(60)
Payments on financing lease liability		(400)	(449)
Net cash provided by (used in) financing activities		29,519	14,853

Effects of foreign exchange rate changes on cash		(30)	53

Increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents		(72,188)	(23,672)
Beginning cash and cash equivalents, and restricted cash and cash equivalents		135,347	87,078
Ending cash and cash equivalents, and restricted cash and cash equivalents	22	63,159	63,406

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

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

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Single Reportable Segment	2026	2025	2026	2025

U3O8 sales	12,340	6,323	30,617	16,751
Disposal fees	93	—	120	7
Sales	12,433	6,323	30,737	16,758

U3O8 product costs	13,308	7,063	28,321	15,460
Lower of cost or NRV adjustments	471	—	624	2,696
Cost of sales	13,779	7,063	28,945	18,156

Gross profit (loss)	(1,346)	(740)	1,792	(1,398)

Exploration and evaluation	1,153	1,477	4,623	3,682
Development	21,569	14,379	52,455	38,184
General and administration	2,435	2,871	9,070	7,243
Accretion of asset retirement obligations	550	344	1,466	902
Operating costs	25,707	19,071	67,614	50,011

Operating profit (loss)	(27,053)	(19,811)	(65,822)	(51,409)

Interest income	648	518	2,442	2,086
Interest expense	(2,311)	(364)	(8,017)	(920)
Mark to market gain (loss)	10,883	(7,854)	9,317	(9,166)
Foreign exchange gain (loss)	56	5	(1,940)	(19)
Other income (loss)	43	43	819	111
Net income (loss)	(17,734)	(27,463)	(63,201)	(59,317)

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

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

The Company’s financial assets and liabilities that are carried at cost as of September 30, 2026 and December 31, 2025 include cash, trade receivables, lease receivables, restricted cash, accounts payable and accrued liabilities, and lease liabilities. These financial assets and liabilities are carried at cost, which approximate fair value due to their short-term maturities. Long-term debt is also carried at cost in the consolidated balance sheets. Financial instruments, including the capped call derivative, marketable securities, conversion option derivative, inventory derivative obligation, warrant liabilities, and stock option liabilities are adjusted to fair value on a recurring basis. The Company has certain non-financial assets that are measured at fair value on a non-recurring basis when there is an indicator of impairment, and they are recorded at fair value only when impairment is recognized. These assets include mineral properties and capital assets. The Company did not record impairment to any non-financial assets in the nine months ended September 30, 2026 and 2025, and does not have any non-financial liabilities measured and recorded at fair value on a non-recurring basis.

The following table sets forth the estimated fair value hierarchies of the Company’s financial instrument assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of September 30, 2026				Fair Value Hierarchy as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial instrument assets
Cash equivalents	23,450	—	—	23,450	2,938	—	—	2,938
Marketable securities	286	—	—	286	—	—	—	—
Restricted cash equivalents	12,934	—	—	12,934	11,472	—	—	11,472
Capped call derivative	—	10,591	—	10,591	—	15,108	—	15,108
	36,670	10,591	—	47,261	14,410	15,108	—	29,518

Financial instrument liabilities
Inventory derivative obligation (net)	—	17,408	—	17,408	—	16,638	—	16,638
Warrant liability	—	—	—	—	—	1,541	—	1,541
Stock option liabilities	—	859	—	859	—	1,346	—	1,346
Conversion option derivative	—	—	33,235	33,235	—	—	52,258	52,258
	—	18,267	33,235	51,502	—	19,525	52,258	71,783

3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents consist of the following:

Cash and cash equivalents	September 30, 2026	December 31, 2025

Cash on deposit	26,715	120,925
Money market and short-term government bond investment accounts	23,450	2,938
	50,165	123,863

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

4.	Trade Receivables

The Company’s trade receivables consist of the following:

Trade Receivables	September 30, 2026	December 31, 2025

Uranium sales	6,506	—
Disposal fees	70	—
	6,576	—

5.	Inventory

The Company’s inventory consists of the following:

Inventory by Type	September 30, 2026	December 31, 2025

In-process inventory	974	201
Plant inventory	2,342	1,097
Conversion facility inventory	13,106	22,993
	16,422	24,291

Using lower of cost or net realizable value (“NRV”) calculations, the Company reduced the inventory valuation by $0.6 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

6.	Lease Receivables

The Company’s lease receivables consist of the following:

Lease Receivables	September 30, 2026	December 31, 2025

Current
Lease receivables	792	863
Unearned income	(119)	(155)
	673	708

Long-term
Leases receivable	1,462	2,006
Unearned income	(108)	(192)
	1,354	1,814

The leases are direct financing leases of drilling equipment. The lease terms are three to five years with a residual payment at the end of the term. The lease terms include provisions for prepayment after a certain period dependent on the executed contract.

For the nine months ended September 30, 2026 and 2025, lease payments received totaled $0.6 million and $0.5 million, respectively. Lease income was $0.1 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Lease receivable maturities including residual values are as follows:

Lease Receivable Maturities	September 30, 2026

2026	247
2027	726
2028	736
2029	393
2030	151
Total	2,253
Less unearned income	226
Present value of lease receivables	2,027

Current portion of lease receivables	673
Non-current portion of lease receivables	1,354
Total lease receivables (net)	2,027

7.	Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents consist of the following:

Restricted Cash and Cash Equivalents	September 30, 2026	December 31, 2025

Reclamation related restricted cash and cash equivalents	12,934	11,423
Other restricted cash and cash equivalents	60	61
	12,994	11,484

The Company’s restricted cash equivalents consist of money market and short-term government bond instruments.

The bonding requirements for reclamation obligations on various properties have been reviewed and approved by the Wyoming Department of Environmental Quality (“WDEQ”), the Wyoming Uranium Recovery Program (“URP”), and the U.S. Bureau of Land Management (“BLM”), as applicable. The restricted cash and cash equivalents are pledged as collateral against performance surety bonds, which secure the estimated costs of reclamation related to the properties. Surety bonds providing $47.3 million and $50.4 million of coverage towards reclamation obligations were collateralized by the restricted cash as of September 30, 2026 and December 31, 2025, respectively.

8.	Mineral Properties

The Company’s mineral properties consist of the following:

Mineral Property Activity	Lost Creek Property	Shirley Basin Project	Other U.S. Properties	Total

December 31, 2025	9,183	19,984	14,714	43,881

Change in estimated asset retirement costs	5,150	1,084	—	6,234
Depletion and amortization	(3,947)	—	—	(3,947)

September 30, 2026	10,386	21,068	14,714	46,168

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

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

There is a royalty on each of the State of Wyoming sections under lease at the Lost Creek, LC West, and EN Projects, as required by law. We are not recovering U3O8 within the State section under lease at Lost Creek and therefore are not subject to royalty payments currently. Other royalties exist on certain mining claims at the LC South, LC East, and EN Projects. There are no royalties on the mining claims in the Lost Creek, LC North, or LC West Projects.

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

9.	Capital Assets

The Company’s capital assets consist of the following:

	September 30, 2026			December 31, 2025
Capital Assets	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Rolling stock	13,544	(7,194)	6,350	11,182	(5,879)	5,303
Enclosures	79,803	(21,630)	58,173	52,146	(20,281)	31,865
Machinery and equipment	20,804	(1,751)	19,053	11,328	(1,442)	9,886
Furniture and fixtures	3,946	(205)	3,741	2,024	(191)	1,833
Information technology	2,461	(1,140)	1,321	1,819	(964)	855
	120,558	(31,920)	88,638	78,499	(28,757)	49,742

10. Capped Call Derivative

The Capped Call is expected generally to reduce the potential dilution to the Company’s common shares upon any conversion of Convertible Notes and/or offset any potential cash payments that the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

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

The fair value of the Capped Call Derivative asset was $10.6 million and $15.1 million as of September 30, 2026 and December 31, 2025, respectively, which resulted in mark-to-market losses of $3.3 million and $4.5 million for the three and nine months ended September 30, 2026, respectively.

The Capped Call Derivative fair value was determined using a fair value model with the following assumptions:

Capped Call Derivative Fair Value Model Assumptions	September 30, 2026	December 31, 2025

Expected life (years)	4.3	5.0
Volatility	51.4% - 70.0%	49.8% - 70.4%
Risk free rate	5.0%	3.7%
Expected dividend rate	—%	—%
Exercise prices (capped call floor)	$ 1.73	$ 1.73
Exercise prices (capped call ceiling)	$ 2.72	$ 2.72
Current market price	$ 1.08	$ 1.39

11.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

Accounts Payable and Accrued Liabilities	September 30, 2026	December 31, 2025

Accounts payable	11,889	8,398
Accrued payroll liabilities	1,705	1,123
Accrued cash interest payable	1,188	238
Accrued severance, ad valorem, and other taxes payable	658	610
	15,440	10,369

12.	Financing Lease Liabilities

The Company’s financing lease liabilities consist of the following:

Financing Lease Liabilities	September 30, 2026	December 31, 2025

Current portion of financing lease liabilities	636	484
Financing lease liabilities	1,389	1,312
Total financing lease liabilities	2,025	1,796

The Company has lease arrangements for certain vehicles. These leases typically have original terms not exceeding four years and contain residual value purchase options, which are reasonably certain of exercising. As of September 30, 2026 and December 31, 2025, the Company had $2.4 million and $2.0 million, respectively, of leased vehicles included in capital assets, rolling stock (net).

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

For the nine months ended September 30, 2026 and 2025, lease principal payments totaled $0.4 million and $0.4 million, respectively, and lease interest payments totaled $0.2 million and $0.2 million, respectively, for a combined lease payment total of $0.6 million and $0.6 million, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recorded depreciation of $0.6 million and $0.5 million and total expense reflected in the consolidated statement of operations was $0.8 million and $0.7 million, respectively.

The weighted average discount rate of the leases is 14.0 percent, and the weighted average remaining life was 2.7 years as of September 30, 2026.

Lease liability maturities including residuals as of September 30, 2026 were as follows:

Financing Lease Liability Maturities	September 30, 2026

2026	212
2027	887
2028	691
2029	531
2030	193
Total	2,514
Less imputed interest	(489)
Present value of financing lease liabilities	2,025

13.	Inventory Derivative Obligation

On November 20, 2024, we executed an agreement to borrow up to 250,000 pounds of U3O8 from a counterparty. The agreement was for one year and called for interest payments of 5.25% per annum on the value of any uranium borrowed. In addition, there is a requirement to pay 1.5% per annum interest on any pounds not borrowed. The uranium loan value and interest expense calculations are based on the current average spot price. At the end of each period, the uranium loan is subject to mark-to-market adjustments to reflect the current loan valuation. In addition, the Company was required to post a minimum deposit of $15 per pound on any pounds borrowed. If the average uranium prices increase above certain thresholds, an additional $5 per pound will be deposited with the counterparty. Conversely, if the average uranium price declines below the thresholds, the Company can request a deposit refund of $5 per pound, subject to the minimum $15 per pound deposit. The uranium loan was originally due November 30, 2025, was extended to November 30, 2026, and in the third quarter of 2026, was further extended to November 30, 2027. On October 16, 2025, we executed a second agreement to borrow up to 150,000 pounds of U3O8 from the same counterparty with similar provisions, except that the Company is required to post a minimum deposit of $25 per pound on any pounds borrowed. No minimum has been borrowed under the second agreement. If uranium is borrowed under the second agreement, the loan will be due November 30, 2027.

On December 1, 2024, the Company exercised the option to borrow 250,000 pounds, which were subsequently sold into a uranium sales agreement, and posted the minimum $15 per pound deposit. An additional $5 per pound deposit was posted in July 2026. The Company can return borrowed uranium at any time with 30 days’ notice without penalty and with the right to re-borrow the uranium before the termination of the loan. Upon return of borrowed uranium, the counterparty will refund the respective posted deposits to the Company. The loan value was recorded at $81.55 per pound as of December 31, 2025. As of September 30, 2026, the loan value was adjusted to $89.63 per pound, resulting in mark-to-market losses of $1.2 million and $2.0 million, for the three and nine months ended September 30, 2026, respectively.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

The following table summarizes the Company’s inventory derivative obligation as of September 30, 2026 and December 31, 2025.

Inventory Derivative Obligation	September 30, 2026	December 31, 2025

Uranium inventory loan fair value, gross	22,408	20,388
Uranium inventory loan deposit	(5,000)	(3,750)
Inventory loan fair value, net	17,408	16,638

14.  Long-Term Debt

Convertible Notes

On December 15, 2025, the Company issued $120.0 million aggregate principal amount of Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 4.75% annually, payable semiannually in arrears, beginning July 15, 2026, and mature on January 15, 2031. The initial conversion rate for the Convertible Notes is 576.7013 shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $1.73 per common share, and is subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the Convertible Notes. Upon conversion, the Company will pay or deliver, as applicable, cash, common shares, or a combination of cash and common shares. The Convertible Notes’ components as of September 30, 2026 and December 31, 2025, were as follows:

Convertible Senior Notes due January 2031	September 30, 2026	December 31, 2025

Notes issued at face value	120,000	120,000

Unamortized debt discount	(44,135)	(48,375)
Unamortized debt issuance costs (debt discount)	(4,697)	(5,204)

Long-term debt, net	71,168	66,421

Carrying value and fair value information for the Convertible Notes from December 31, 2025 to September 30, 2026 is presented below:

Convertible Senior Notes due January 2031	Carrying Value	Fair Value (1)	Valuation Level

Balance, December 31, 2025	66,421	137,672	Level 3

Amortization of debt discount	5,028
Foreign exchange loss (gain)	(281)

Balance, September 30, 2026	71,168	118,333	Level 3

(1)	The reported fair value of Convertible Notes relates to the entire debt instrument inclusive of the fair value associated with the related Conversion Option Derivative that has been bifurcated and accounted for separately. Refer to note 15 for fair value information related to the Conversion Option Derivative.

The Conversion Option Derivative (see note 15) is treated as a debt discount, and its initial issuance fair value amount is amortized to interest expense with an increase to the Convertible Notes’ carrying amount over its five-year term.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Using Level 3 inputs of the fair value hierarchy under US GAAP, the Conversion Option Derivative is measured and recorded at fair value using a binomial lattice model which utilizes a debt host (without) methodology.

For the nine months ended September 30, 2026, the Company recognized Convertible Notes’ interest expense associated with the 4.75% coupon of $4.3 million and amortization of debt discount, inclusive of debt issuance cost amortization of $5.0 million, which are recorded as interest expense in the consolidated statements of operations and comprehensive loss. A $3.3 million coupon interest payment was made in July 2026. The effective interest rate on the Convertible Notes is 18.6%.

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

The fair value of the Conversion Option Derivative liability was $33.2 million and $52.3 million as of the September 30, 2026 and December 31, 2025, respectively, which resulted in mark-to-market gains of $15.4 million and $19.0 million for the three and nine months ended September 30, 2026, respectively.

Fair value was determined using a binomial lattice model utilizing Level 3 inputs of the fair value hierarchy under US GAAP with the following assumptions:

Conversion Option Derivative Fair Value Model Assumptions	September 30, 2026	December 31, 2025

Expected life (years)	4.3	5.0
Volatility	60.0%	60.0%
Risk free rate	5.0%	3.7%
Expected dividend rate	—%	—%
Exercise price	$ 1.73	$ 1.73
Market price	$ 1.08	$ 1.39

16.	Warrant Liability

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 common shares at $1.50 per whole common share for a term of three years.

The Company’s functional currency is the Canadian dollar, and because the warrants are priced in U.S. dollars, a derivative financial liability was created (the “Warrant Liability”). The Warrant Liability is recorded at fair value on the Company’s consolidated balance sheets and mark-to-market adjustments in fair value are recorded in earnings. Using Level 2 inputs of the fair value hierarchy under US GAAP, the liability created is measured and recorded at fair value using the Black-Scholes model as there is no active market for the warrants.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Activity with respect to the warrant liabilities is presented in the following table:

	Feb-2023
Warrant Liability Activity	Warrants	Total

December 31, 2025	1,541	1,541

Warrants issued	—	—
Warrants exercised	(4,336)	(4,336)
Warrants expired	(1)	(1)
Warrant liability revaluation loss (gain)	2,780	2,780
Effects of foreign exchange rate changes	16	16

September 30, 2026	—	—

There were no remaining warrants on September 30, 2026. The fair value of the warrant liabilities on December 31, 2025 was determined using the Black-Scholes model with the following assumptions:

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

The present value of the estimated future closure estimate is presented in the following table:

Asset Retirement Obligation Activity	Total

December 31, 2025	44,474

Change in estimated asset retirement costs	6,234
Accretion expense	1,466

September 30, 2026	52,174

The restricted cash and cash equivalents discussed in note 7 relate to the surety bonds provided to the governmental agencies for these and other reclamation obligations.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

18.	Shareholders’ Equity and Capital Stock

Common shares

The Company’s share capital consists of an unlimited amount of Class A preferred shares authorized, without par value, of which no shares are issued and outstanding; and an unlimited amount of common shares authorized, without par value, of which 398,741,181 shares and 378,169,709 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

Stock options

In 2005, the Company’s Board of Directors approved the adoption of the Company’s stock option plan (the “Option Plan”). The Option Plan was most recently approved by the shareholders on June 4, 2026. Eligible participants under the Option Plan include directors, officers, employees, and consultants of the Company. All options currently outstanding vest over a three-year period: one-third on the first anniversary, one-third on the second anniversary, and one-third on the third anniversary of the grant. The Company uses the straight-line method when recognizing stock option compensation. The options currently outstanding expire five years after the dates they were granted.

Activity with respect to stock options outstanding is summarized as follows:

	Outstanding	Weighted-average
	Options	Exercise Price
Stock Option Activity	#	$

December 31, 2025	8,883,608	1.31

Granted	120,000	1.65
Exercised	(1,441,473)	1.06
Forfeited	(146,259)	1.42
Expired	(19,250)	1.48

September 30, 2026	7,396,626	1.36

The exercise price of a new grant is set at the closing price for the shares on the Toronto Stock Exchange (TSX) on the trading day immediately preceding the grant date, and there is no intrinsic value as of the date of grant.

The total intrinsic value of options exercised was $0.7 million and $1.0 million in the nine months ended September 30, 2026 and 2025, respectively.

We received $1.5 million and $0.5 million from options exercised in the nine months ended September 30, 2026 and 2025, respectively.

Stock-based compensation expense from stock options for the nine months ended September 30, 2026 and 2025 was $1.2 million and $0.8 million, respectively.

As of September 30, 2026, there was approximately $2.1 million of unamortized stock-based compensation expense related to the Option Plan. The expenses are expected to be recognized over the remaining weighted-average vesting period of 1.9 years under the Option Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

As of September 30, 2026, outstanding stock options were as follows (expressed in U.S. dollars):

	Options Outstanding			Options Exercisable
Weighted-		Weighted-			Weighted-
average		average	Aggregate		average	Aggregate
exercise	Number	remaining	intrinsic	Number	remaining	intrinsic
Price	of options	contractual	value	of options	contractual	value
$	#	life (years)	$	#	life (years)	$	Expiry

1.57	175,000	0.5	—	175,000	0.5	—	2027-03-14
1.09	1,019,830	1.3	—	1,019,830	1.3	—	2028-01-04
1.45	994,811	2.2	—	656,176	2.2	—	2028-12-07
1.73	500,000	2.6	—	333,332	2.6	—	2029-05-08
1.24	1,792,043	3.2	—	568,107	3.2	—	2029-12-12
1.21	175,000	3.9	—	58,333	3.9	—	2030-08-07
1.47	120,000	4.0	—	40,000	4.0	—	2030-09-19
1.42	2,499,942	4.2	—	—	—	—	2030-12-22
1.61	120,000	4.3	—	—	—	—	2031-01-12

1.36	7,396,626	3.1	—	2,850,778	2.1	—

The aggregate intrinsic value of options outstanding and options exercisable is calculated as the difference between the exercise price of the underlying options and the fair value of the Company’s shares. The aggregate intrinsic value of the options in the preceding table represents the total pre-tax intrinsic value for stock options, with an exercise price less than the Company’s TSX closing stock price of CAD$1.56 (approximately US$1.08) as of the last trading day in the period ended September 30, 2026, that would have been received by the option holders had they exercised their options on that date. There were no in-the-money stock options outstanding and no in-the-money stock options exercisable as of September 30, 2026.

The fair value of the options on their respective grant dates was determined using the Black-Scholes model.

Liability-classified stock options

Activity with respect to liability-classified stock options outstanding is summarized as follows:

Liability-classified Stock Option Activity	Total

December 31, 2025	1,346

Stock compensation expense as adjusted	766
Options exercised	(421)
Options forfeited	(7)
Foreign exchange adjustments	(68)
Increase (decrease) in liability due to fair value recalculations	(757)

September 30, 2026	859

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

The fair value of the liability-classified options as at September 30, 2026 was determined using the Black-Scholes model with the following assumptions:

Black-Scholes assumptions	September 30, 2026

Expected life (years)	0.2 - 3.4
Volatility	60.7% -70.0%
Risk free rate	3.3% -3.5%
Expected dividend rate	—%
Exercise price (CAD$)	$1.53 - $2.46
Market price (CAD$)	$ 1.56

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

Activity with respect to RSUs outstanding is summarized as follows:

		Weighted-average
	Outstanding	grant date
	RSUs	fair value
Restricted Share Unit Activity	#	$

December 31, 2025	1,127,706	1.38

Redeemed	(31,359)	1.39
Forfeited	(6,571)	1.41

September 30, 2026	1,089,776	1.38

Stock-based compensation expense from RSUs for the nine months ended September 30, 2026 and 2025 was $0.6 million and $0.4 million, respectively.

The total fair value of vested RSUs was zero for the nine months ended September 30, 2026.

As of September 30, 2026, there was approximately $0.6 million of unamortized stock-based compensation expense related to the RSU&EI Plan. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.1 years under the RSU&EI Plan.

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

As of September 30, 2026, outstanding RSUs were as follows (expressed in U.S. dollars):

RSUs Outstanding
	Weighted-
	Average	Aggregate
Number	Remaining	Fair
of RSUs	contractual	Value	Vesting
#	life (years)	$	Date

464,782	0.2	501,965	2026-12-12
624,994	1.2	674,994	2027-12-22
1,089,776	0.8	1,176,959

The fair value of restricted share units on their respective grant dates is determined using the respective grant dates’ fair value of common shares. There were no restricted share units granted in the nine months ended September 30, 2026.

Warrants

In February 2023, the Company issued 39,100,000 warrants to purchase 19,550,000 of our common shares at $1.50 per full share.

Activity with respect to warrants is summarized as follows:

		Number of	Weighted-
		shares to	Average
	Outstanding	be issued	exercise price
	Warrants	upon exercise	per common share
Warrant Activity	#	#	$

December 31, 2025	38,273,500	19,136,750	1.50

Exercised	(38,259,998)	(19,129,999)	1.50
Expired	(13,502)	(6,751)	1.50

September 30, 2026	—	—	—

There were no remaining warrants on September 30, 2026.

The fair value of the warrants on their issue date was determined using the Black-Scholes model. There were no warrants issued in the nine months ended September 30, 2026.

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

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

19.	Sales

Revenue is primarily derived from the sale of U3O8 under multi-year agreements or spot sales agreements. The Company also receives disposal fee revenues, which are not related to the sale of U3O8.

From time to time and to enhance our ability to satisfy and manage current or future delivery commitments, we may enter into third-party transactions to defer deliveries of U3O8 into future years. During the nine months ended September 30, 2026, the Company entered into transactions to defer delivery of 150,000 pounds from 2026 to 2027, and 150,000 pounds from 2026 to 2029. The Company posted refundable cash collateral deposits for each of these transactions of $4.1 million and $4.2 million, respectively, which are classified in the Company’s consolidated balance sheets within current assets and non-current assets, respectively.

Subsequent to September 30, 2026, the Company entered into a transaction to defer delivery of 300,000 pounds from 2026 to 2029. The Company posted a refundable cash collateral deposit for this transaction of $9.0 million.

Revenues for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2026		2025		2026		2025
Revenue Summary	Amount	%	Amount	%	Amount	%	Amount	%

Customer A	—	0.0%	—	0.0%	10,692	34.8%	10,428	62.2%
Customer B	4,078	32.8%	—	0.0%	7,982	26.0%	—	0.0%
Customer C	6,506	52.3%	6,323	100.0%	6,506	21.2%	6,323	37.7%
Customer D	—	0.0%	—	0.0%	3,681	12.0%	—	0.0%
Customer E	1,756	14.1%	—	0.0%	1,756	5.7%	—	0.0%
U3O8 sales	12,340	99.2%	6,323	100.0%	30,617	99.7%	16,751	99.9%

Disposal fees	93	0.8%	—	0.0%	120	0.3%	7	0.1%

	12,433	100.0%	6,323	100.0%	30,737	100.0%	16,758	100.0%

20.	Cost of Sales

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

Cost of sales consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
Cost of Sales	2026	2025	2026	2025

U3O8 product costs	13,308	7,063	28,321	15,460
Lower of cost or NRV adjustments	471	—	624	2,696
	13,779	7,063	28,945	18,156

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

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

Operating costs consist of the following:

	Three months ended		Nine Months Ended
	September 30,		September 30,
Operating Costs	2026	2025	2026	2025

Exploration and evaluation	1,153	1,477	4,623	3,682
Development	21,569	14,379	52,455	38,184
General and administration	2,435	2,871	9,070	7,243
Accretion of asset retirement obligations	550	344	1,466	902
	25,707	19,071	67,614	50,011

22.	Supplemental Information for Statements of Cash Flows

Cash and cash equivalents and restricted cash and cash equivalents with the consolidated statements of cash flows consist of the following:

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents	September 30, 2026	September 30, 2025

Cash and cash equivalents	50,165	52,033
Restricted cash and cash equivalents	12,994	11,373
	63,159	63,406

Drill rigs converted from capital assets to leases receivable are non-cash transactions.

Non-cash Operating Activity	September 30, 2026	September 30, 2025

Drill rigs converted from capital assets to leases receivable	—	1,620

The increases in reclamation costs were a non-cash transaction.

Non-cash Investing Activity	September 30, 2026	September 30, 2025

Capital assets included in payables at period end	4,184	1,510
Capitalized interest	2,519	—
Additional equipment financing incurred	616	1,625
Change in estimated reclamation costs on mineral properties	6,234	2,710

Ur-Energy Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

(expressed in thousands of U.S. dollars, except share data)

Interest expense paid in cash was $4.6 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. As discussed in note 14, interest expense associated with the Convertible Notes’ debt discount amortization of $5.0 million for the nine months ended September 30, 2026 is non-cash in nature. Further, accrued interest expense associated with the 4.75% coupon of $1.2 million is non-cash in nature and included within accounts payable as of September 30, 2026.

Cash and Non-cash Interest Expense	September 30, 2026	September 30, 2025

Cash interest expense	4,558	920
Non-cash interest expense	5,978	—
Capitalized interest on construction	(2,519)	—

	8,017	920

23.	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables, lease receivables, restricted cash and cash equivalents, the Capped Call Derivative, accounts payable and accrued liabilities, lease liabilities, the inventory derivative obligation, and the Conversion Option Derivative. The Company is exposed to risks related to changes in interest rates, counterparty credit risk, and management of cash and cash equivalents.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $25.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation, leaving approximately $37.6 million at risk on September 30, 2026, if the financial institutions with which these amounts are invested are rendered insolvent. The Company’s marketable securities and Capped Call Derivative also potentially subject the Company to concentrations of credit risk. The Company does not consider any of its financial assets to be impaired as of September 30, 2026.

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

Business Overview

Incorporated on March 22, 2004, Ur-Energy is an exploration stage issuer, as that term is defined by the U.S. Securities and Exchange Commission (“SEC”), with its corporate headquarters in Casper, Wyoming. We are engaged in uranium recovery and processing activities, including the acquisition, exploration, development, and operation of uranium mineral properties in the U.S. We are operating our Lost Creek Project, our flagship in situ recovery (“ISR”) mining facility, and our Shirley Basin Project, our second ISR uranium mine. When sold and further processed, our uranium production fuels nuclear power, which is a cost-effective, safe, and reliable source of electrical power that provides more than 40% of carbon-free electricity and the vast majority of carbon-free baseload electricity in the U.S.

Ur-Energy is a corporation continued under the Canada Business Corporations Act on August 8, 2006. Our common shares are listed on the NYSE American under the symbol “URG” and on the TSX under the symbol “URE.” Our corporate structure and material U.S. subsidiaries remain unchanged since the filing of our Annual Report.

We utilize ISR to recover uranium at our Lost Creek Property and Shirley Basin Project, which are both located in Wyoming and are the only two mineral properties that we currently deem to be individually material. The ISR technique is employed in uranium extraction because it allows for an effective recovery of roll front uranium mineralization at a low cost.

At Lost Creek, we extract and process uranium oxide (“U3O8”) at the Lost Creek processing plant, which includes all circuits for processing, drying, and drumming. After drumming, U3O8 is shipped to a third-party conversion facility to be weighed, assayed, and stored until sold.

Our second ISR operation in Wyoming, Shirley Basin is a satellite mine and facility, with U3O8 extracted and captured at Shirley Basin transported to Lost Creek for processing, drying, and drumming. We commenced initial operations to extract and capture U3O8 at Shirley Basin in April 2026 and commenced transporting U3O8 from Shirley Basin to Lost Creek for processing in August 2026. Although Shirley Basin is currently operated as a satellite facility, we have the licensed capacity to construct a full processing plant at Shirley Basin to process U3O8 that we may extract and capture at our properties or to toll process for other producers as may be dictated by future market conditions.

Our combined licensed capacity at Lost Creek and Shirley Basin totals 4.2 million pounds of U3O8 per year. We currently have multi-year sales agreements with 12 global nuclear energy and trading companies with base delivery commitments of 6.4 million pounds of U3O8 from 2026 through 2033, including pounds that we delivered in the first three quarters of 2026.

Industry and Market Update

Energy-security and national-security priorities, together with federal and state policy initiatives, continued to support the nuclear industry and domestic uranium production during the third quarter of 2026. Developments during the period included regulatory reforms affecting uranium recovery, restrictions on Russian nuclear fuel, potential new federal demand for U.S.-origin uranium, and progress on reactor construction, restarts, and domestic enrichment.

Electricity demand growth, especially related to artificial intelligence and data centers, remains a significant factor supporting interest in nuclear energy as a source of reliable, baseload, low-carbon power. The most recent projections of the International Atomic Energy Agency are that global nuclear capacity could more than double by 2050, and the World Nuclear Association has called for nuclear power generation to triple by 2050.

Federal nuclear regulatory policy continued to be shaped by the ADVANCE Act of 2024 and four nuclear-related Executive Orders (“EOs”) issued on May 23, 2025, including EO 14300, which directs the U.S. Nuclear Regulatory Commission (“NRC”) to revise its regulations to support expanded U.S. nuclear generating capacity. During the third quarter of 2026, the NRC advanced several proposed rules under EO 14300 that could affect the Company.

The most consequential of these for the ISR industry, “In-situ Recovery Monitoring and Decommissioning Timeliness,” was published by the NRC on September 10, 2026. It would codify risk-informed groundwater protection standards for ISR facilities and provide more flexibility in decommissioning timelines, including site-specific extensions. The Company played a leading role in preparing industry comments, which were submitted before the comment period closed on October 13, 2026. The NRC has targeted March 2027 to issue the final rule. Public comment periods also closed during the third quarter on proposed rules to overhaul the NRC’s National Environmental Policy Act regulations to streamline environmental reviews and to modernize the NRC’s radiation-protection standards under 10 CFR Part 20. The NRC expects to issue both final rules in February 2027.

Wyoming is an NRC Agreement State and administers licenses for the Company’s uranium recovery facilities through its Uranium Recovery Program (“URP”). Some NRC rule changes may require corresponding state action, while others may have limited direct effect on the Company. The effects of the proposed ISR rule cannot be determined until the NRC issues a final rule and Wyoming determines what corresponding changes to the URP are required.

Federal policy also continued to focus on reducing reliance on Russian nuclear fuel. On September 18, 2026, the President signed the Sanctioning Russia and Iran Act of 2026, which directs implementation of existing restrictions on Russian uranium imports and requires sanctions on the leadership of Rosatom beginning January 1, 2028, when existing waivers permitting imports of Russian low-enriched uranium must end.

During the quarter, the National Nuclear Security Administration issued a request for information (“RFI”) to evaluate domestic sources of unobligated U.S.-origin uranium and conversion services, identifying a potential requirement of approximately four million pounds of U₃O₈ per year beginning as early as 2030, roughly twice total U.S. production in 2025. In addition, on August 26, 2026, the U.S. Army selected five companies to build microreactors at military installations, which may require fuel made from unobligated U.S.-origin uranium. Although an RFI is not a commitment to purchase, these potential sources of federal government demand could widen the gap between demand and domestic supply and support higher long-term price premiums for domestic uranium.

Broader industry developments during the quarter included the NRC’s issuance of a construction permit to the Tennessee Valley Authority for the first commercial small modular reactor in the United States, Holtec’s commencement of fuel loading at the Palisades plant in Michigan, the U.S. Department of Energy’s closing of a loan of up to $1.9 billion to support the restart of NextEra Energy’s Duane Arnold plant in Iowa, and General Matter’s submission of an NRC license application for a uranium-enrichment facility in Paducah, Kentucky.

Although many of these initiatives remain in proposed or early stages, and their timing, final form, and ultimate effect on the Company cannot be predicted with certainty, they collectively reflect a sustained commitment to nuclear energy and domestic fuel-supply security that the Company believes strengthens the long-term demand outlook for domestic uranium production.

Lost Creek

During the third quarter of 2026 at Lost Creek, we drummed 103,487 pounds of U₃O₈ and shipped 73,987 pounds of U₃O₈ to the conversion facility.

We operated a total of 18 header houses (“HHs”) at Lost Creek during the quarter, including 12 HHs (HH 2-4 through HH 2-15) in our second mine unit (“MU2”) and six HHs (HH 1-14 through HH 1-19) in the second phase of our first mine unit (“MU1 Phase 2”). All these MU1 Phase 2 HHs were brought online in 2026, including two in each of the first three quarters.

Production at Lost Creek was less than expected during the third quarter of 2026 due to factors that impacted production grade and flow rates. Although we expected the average production grade from wells in MU2 to decrease because the HHs are now in the latter part of their production curve, for the reasons described below, we were unable to offset that decrease as expected by continuing to add HHs in MU1 Phase 2, increasing flow rates by bringing a sand filtration system online, and other process improvements.

Production grades are expected to vary from quarter to quarter as we move through mine units, and average production grades in Lost Creek mine units, including MU1 and MU2, have generally outperformed our estimates in total. However, production grades of wells in MU1 Phase 2 during the third quarter were mixed, with lower than expected grades in certain patterns due to greater than expected impacts of previous mining in the first phase of MU1.

Average production grades are expected to increase as we move into new mine units that have not previously been subject to ISR operations, including mine unit five (“MU5”), which is our next planned mine unit.

In addition to completing construction and installation of HHs 1-18 and 1-19 and substantially completing installation of the 257 production and injection wells planned for the remaining four HHs (HH 1-20 through HH 1-23) in MU1 Phase 2, wellfield development and surface construction at Lost Creek in the third quarter of 2026 focused on pattern planning and drilling in MU5, along with delineation drilling in mine unit four (“MU4”). At September 30, 2026, approximately 88% of the production and injection wells in the first HH in MU5 (HH 5-1) had been drilled and cased and approximately 14% had been completed, and we had 19 drill rigs on site supporting well installation, delineation drilling, and other drilling operations.

As previously disclosed, during the first quarter of 2026, we received approval of an amended aquifer exemption for Lost Creek that covered MU5 and substantially expanded the scope of the exemption. During the third quarter of 2026, we completed hydrologic testing and the compilation of other data for the regulatory approval package for the first phase of MU5, which we submitted to the Wyoming Department of Environmental Quality (“WDEQ”) in September 2026.

Production flow rates at Lost Creek increased during the third quarter of 2026, but less than expected, from an average of 2,519 gallons per minute (“gpm”) in the second quarter of 2026 to 3,181 gpm in the third quarter of 2026.

As previously disclosed, production flow to the plant has been negatively affected by the introduction of fine particles (“fines”) from the host formation into the plant. To mitigate these fines, we installed a sand filtration system in the second quarter of 2026 that was commissioned and began operation in July 2026. The filtration system has been effective in decreasing fines and increasing production flow rates, but our ability to utilize the system effectively was impacted more than we expected by constraints in our capacity to manage wastewater generated when backflushing the filtration system. Overall wastewater disposal was partially impacted by the inability to operate wells to receive the clean water component of the wastewater due to unexpected maintenance and testing of wastewater treatment equipment. Flow rate capacity at Lost Creek was also impacted during the quarter by unplanned maintenance to the elution and ion exchange (“IX”) systems at the plant, which was also related to fines from the formation.

During the third quarter of 2026, we continued to advance longer-term solutions to manage wastewater at Lost Creek and increase flow rates. For the wastewater treatment facility that is under construction at Lost Creek, we completed excavation, grading, and the exterior concrete foundation, began erection of the building, and continued to procure internal equipment components during the quarter. We also continued to advance improvements to the reverse osmosis (“RO”) system in the plant and submitted a data package requested by the federal Bureau of Land Management (“BLM”) for its approval for the Company to conduct surface discharge of non-hazardous wastewater, which has already been approved by the WDEQ.

Earlier in 2026, we engaged a contractor to evaluate short and long term required maintenance activities and develop a clearly defined maintenance program to better prevent unexpected maintenance. In September 2026, the contractor completed its evaluation and provided its recommendations.

Shirley Basin

Because Shirley Basin is operated as a satellite facility, with U₃O₈ captured at Shirley Basin transported to Lost Creek for processing, drying, and drumming, the drummed and shipped pounds of U₃O₈ from Shirley Basin are included in drummed and shipped pounds at Lost Creek above.

As previously disclosed, we brought the first HH at Shirley Basin (HH 1-1) online and commenced initial operations to extract and capture U₃O₈ at Shirley Basin in April 2026. We made our first shipment of U₃O₈ captured in the Shirley Basin satellite plant to Lost Creek for processing in August 2026.

The ramp up of production operations at Shirley Basin and optimization of the transfer system from Shirley Basin to Lost Creek proceeded slower than expected during the third quarter of 2026. We captured 25,330 pounds of U₃O₈ at Shirley Basin to build base in-circuit inventory during the second and third quarters of 2026, including 14,697 pounds during the third quarter. We shipped 9,379 pounds of U₃O₈ from Shirley Basin to Lost Creek for processing during the third quarter.

Production activity at Shirley Basin during the third quarter was limited to a small area of MU1, consisting of 158 injection and production wells, to improve operating parameters associated with the early ramp up and optimization of ISR operations at the newly commissioned mine, including gravel packing, screen-slot sizing, optimization of lixiviant chemistry, and the workover of wells, where necessary.

Production during the third quarter from Shirley Basin was also affected by factors that limited the pounds of U₃O₈ captured that could be processed at Lost Creek, including unexpected modifications needed at Lost Creek to efficiently unload unprocessed uranium from Shirley Basin; the need to procure temporary trailer solutions due to significant manufacturer delays in delivering specialty trailers to transport uranium from Shirley Basin to Lost Creek; and the unplanned maintenance to the elution and IX systems at the Lost Creek plant discussed above.

During the third quarter at Shirley Basin, we advanced wellfield drilling and installation of wells for nine additional HHs in MU1 (HH 1-3 through HH 1-11). At September 30, 2026, of the 696 production and injection wells planned for these HHs, approximately 94% had been drilled, approximately 65% had been cased, and approximately 58% had been completed; substantially all work was complete for the installation of HH 1-3 other than pipeline connections to the plant; the main pipeline was complete to HH 1-4; and we had eight drill rigs on site supporting drilling, casing, and completion work. We also substantially completed the remaining plant construction activities that were not essential for production operations, including interior offices and most instrumentation.

Exploration Programs

Lost Soldier

We renewed exploration activities in the Great Divide Basin (“GDB”), Wyoming in the third quarter of 2025, beginning with our Lost Solider Project. Located approximately 17 road miles northeast of Lost Creek, Lost Soldier has the potential to be developed as a satellite operation. Although the geology of the project is largely understood with the benefit of data from approximately 4,000 historical drill holes, additional hydrogeologic data gathering and characterization are underway to enable us to better plan for potential permitting and development of the site.

During the third quarter of 2026, we completed pump testing of the last of three aquifer-test well clusters that we installed prior to the quarter and continued work on baseline environmental studies in anticipation of possible permitting of the project. We also significantly advanced work on a technical report for the project during the quarter.

Lost Creek South

The Lost Creek South Project totals approximately 16 square miles and is located immediately adjacent to the Lost Creek Project. Historical drilling on the Lost Creek South Project consisted of 488 drill holes. In 2010, we drilled 159 exploration holes (for a total of 101,950 feet) that confirmed numerous individual roll front systems occurring within several stratigraphic horizons correlative to mineralized horizons in the Lost Creek Project. A series of wide-spaced drill holes were also part of this exploration program which identified deep oxidation (alteration) that represents the potential for several additional roll front horizons.

During the third quarter of 2026, we carried out additional planning and preparation activities for a 120-hole exploration program at Lost Creek South, including the submission of a bond to the WDEQ to begin drilling activities.

North Hadsell

In the fourth quarter of 2025, we began exploration drilling at our North Hadsell Project, also in the GDB north of Lost Creek. Through mid-March 2026, when seasonal sage grouse restrictions began, we had drilled 33 wide-spaced framework holes, each approximately 1,000 feet deep, for a total of 33,815 feet. Seven of these initial drill holes returned significant mineralization, indicating the presence of a stacked roll-front system containing 13 individual intercepts exceeding 0.20 GT (Grade (%eU3O8) times Thickness (ft)). These grades and thicknesses closely resemble the mineralization at Lost Creek, where the Company applies a 0.20 GT cut-off in evaluating economic mineral resources. Preliminary interpretation suggested the potential for up to eight individual roll fronts within a depth range of approximately 300 to 800 feet below surface, ideal for ISR mining, with indications of additional mineralized horizons at depth. During the third quarter of 2026, we completed all surface reclamation of all the disturbance from our previous drilling program at North Hadsell.

Research and Development

During the third quarter of 2026, the Company advanced several research and development initiatives. Notably, the Company received approval during the quarter of a Gateway for Accelerated Innovation in Nuclear (“GAIN”) technical collaboration award from the U.S. Department of Energy (“DOE”) for the Pacific Northwest National Laboratory (“PNNL”) to perform analysis of select groundwater restoration methods.

The DOE also approved a proposal during the third quarter for the Company to collaborate with PNNL to investigate the use of artificial intelligence to evaluate wellfield operations and better balance the wellfield to prevent excursions and improve recoveries.

In another project and industry first, various mine solutions at the Company’s Lost Creek plant were being tested during the third quarter utilizing experimental UVvis technology capable of continuously measuring uranium concentration. The measurement and testing are being conducted in collaboration with Los Alamos National Laboratory supported by DOE funding.

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

Sales Agreements

During the third quarter of 2026, we sold 190,000 pounds of U₃O₈ at an average price of $64.95 per pound, generating sales revenue of $12.3 million. At September 30, 2026, our finished inventory at the third-party conversion facility totaled 233,378 pounds of U₃O₈.

We currently have sales agreements with 12 global nuclear energy and uranium trading companies. During the third quarter of 2026, we entered into a sales agreement that calls for annual deliveries of 200,000 pounds of U₃O₈ in each of 2030, 2031, and 2032. As previously disclosed, during the third quarter we also entered into transactions to defer 2026 deliveries under sales contracts of 150,000 pounds of U₃O₈ to 2027 and 150,000 pounds to 2029. During the third quarter, we also amended the inventory loan under which we previously borrowed 250,000 pounds of U₃O₈ by extending the maturity date for repayment from November 2026 to November 2027.

After the additional deferral transaction described below under “Looking Ahead,” our sales agreements call for total base and fixed annual deliveries of 700,000 pounds of U₃O₈ in 2026, including pounds that we delivered in the first three quarters of 2026, and for base and fixed annual deliveries of 1,355,000 pounds in 2027, 1,400,000 pounds in 2028, 1,350,000 pounds in 2029, 1,000,000 pounds in 2030, 200,000 pounds in 2031, 300,000 pounds in 2032, and 100,000 pounds in 2033. These combined base and fixed deliveries from 2026 through 2033 total 6,405,000 pounds of U₃O₈.

Several of our sales agreements provide for a combination of escalated fixed price and market-related pricing, subject to a floor and ceiling, while others are escalated fixed pricing. Also, several of the agreements include provisions by which the purchaser may flex the delivery amount (up or down) as much as 10% in a delivery year, and others provide options for us to add sales quantities in the same or additional delivery years at market-related pricing.

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

U3O8 Price per Pound Sold Calculation	Unit	2025 Q4	2026 Q1	2026 Q2	2026 Q3	2026 YTD

Sales per financial statements	$000	10,449	3,931	14,373	12,433	30,737
Disposal fees	$000	(21)	(27)	—	(93)	(120)
U3O8 sales	$000	10,428	3,904	14,373	12,340	30,617
U3O8 pounds sold	lb	165,000	55,000	215,000	190,000	460,000
U3O8 price per pound sold	$/lb	63.20	70.98	66.85	64.95	66.56

Sales per the financial statements include U3O8 sales and disposal fees. Fees received for disposal at Shirley Basin do not relate to the sale of U3O8 and are excluded from the U3O8 sales and U3O8 price per pound sold measures.

U3O8 Cost per Pound Sold Calculation	Unit	2025 Q4	2026 Q1	2026 Q2	2026 Q3	2026 YTD

Cost of sales per financial statements	$000	8,977	2,687	12,479	13,779	28,945
Lower of cost or NRV adjustment	$000	(9)	—	(153)	(471)	(624)
U3O8 product costs	$000	8,968	2,687	12,326	13,308	28,321
U3O8 pounds sold	lb	165,000	55,000	215,000	190,000	460,000
U3O8 cost per pound sold	$/lb	54.35	48.85	57.33	70.06	61.57

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

U3O8 Product Sales

The following table provides information on our U3O8 product sales:

U3O8 Product Sales	Unit	2025 Q4	2026 Q1	2026 Q2	2026 Q3	2026 YTD

U3O8 Product Sales
Produced	$000	10,428	3,904	10,692	592	15,188
Non-produced	$000	—	—	3,681	11,748	15,429
	$000	10,428	3,904	14,373	12,340	30,617

U3O8 Pounds Sold
Produced	lb	165,000	55,000	165,000	10,000	230,000
Non-produced	lb	—	—	50,000	180,000	230,000
	lb	165,000	55,000	215,000	190,000	460,000

U3O8 Price per Pound Sold
Produced	$/lb	63.20	70.98	64.80	59.15	66.03
Non-produced	$/lb	—	—	73.62	65.27	67.08
	$/lb	63.20	70.98	66.85	64.95	66.56

In 2025, we sold 440,000 pounds of U3O8 at an average price per pound sold of $61.77 for revenues of $27.2 million. The deliveries were made into base-escalated contracts negotiated in 2022 and 2023 when the long-term price was between $43 and $57 per pound.

In the third quarter of 2026, we sold 190,000 pounds of U3O8 at an average price of $64.95 per pound for revenues of $12.3 million. In the nine months ended September 30, 2026, we sold 460,000 pounds of U3O8 at an average price of $66.56 per pound for revenues of $30.6 million. The deliveries were made under contracts negotiated in 2024 that included a combination of base-escalated and market-based pricing, which led to the higher pricing for 2026 sales compared to 2025 pricing.

In 2026, we expect to sell a total of 700,000 pounds of U3O8 at an average price per pound sold of approximately $67.00 for revenues of approximately $46.9 million. Of those 700,000 pounds, 210,000 pounds were contracted in 2024 with a combination of base-escalated and market-based pricing, 75,000 pounds of which we expect to deliver in the fourth quarter of 2026. The remaining 490,000 pounds were negotiated as base-escalated contracts in 2022 and 2023 when the long-term price was between $43 and $57.

Deliveries for 2026 are committed to five customers with a larger portion of deliveries occurring in the latter part of the year. We expect to deliver a total of 700,000 pounds of U3O8 in 2026, including the 460,000 pounds that we delivered  during the first three quarters and 240,000 pounds that we expect to deliver in the fourth quarter.

U3O8 Product Costs

The following table provides information on our U3O8 product costs:

U3O8 Product Costs	Unit	2025 Q4	2026 Q1	2026 Q2	2026 Q3	2026 YTD

U3O8 Product Costs
Ad valorem and severance taxes	$000	700	211	732	43	986
Cash costs	$000	6,386	1,852	5,901	361	8,114
Non-cash costs	$000	1,882	624	2,105	151	2,880
Produced	$000	8,968	2,687	8,738	555	11,980
Non-produced	$000	—	—	3,587	12,754	16,341
	$000	8,968	2,687	12,325	13,309	28,321

U3O8 Pounds Sold
Produced	lb	165,000	55,000	165,000	10,000	230,000
Non-produced	lb	—	—	50,000	180,000	230,000
	lb	165,000	55,000	215,000	190,000	460,000

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	4.24	3.84	4.44	4.30	4.29
Cash costs	$/lb	38.70	33.67	35.76	36.10	35.27
Non-cash costs	$/lb	11.41	11.34	12.76	15.10	12.53
Produced	$/lb	54.35	48.85	52.96	55.50	52.09
Non-produced	$/lb	—	—	71.74	70.87	71.06
	$/lb	54.35	48.85	57.32	70.06	61.57

In 2025, we delivered 330,000 produced pounds at an average cost per pound sold of $52.62. Production at Lost Creek increased during the year leading to lower average costs per produced pound. The cost per produced pound in ending inventory was $46.36 at December 31, 2025. In 2025, we delivered 110,000 non-produced pounds at an average cost per pound sold of $64.23.

In the third quarter of 2026, we delivered 10,000 produced pounds at an average cost per pound sold of $55.50. In the nine months ended September 30, 2026, we delivered 230,000 produced pounds at an average cost per pound sold of $52.08. Production rates modestly increased in the first nine months of 2026, leading to the consistent average cost per produced pound sold in the nine months ended September 30, 2026 as compared to 2025.

In the third quarter of 2026, we delivered 180,000 non-produced pounds at an average cost per pound sold of $70.87. In the nine months ended September 30, 2026, we delivered 230,000 non-produced pounds at an average cost per pound sold of $71.06. The average cost per non-produced pound sold in 2026 is higher as compared to 2025, due to prior period non-produced pound NRV adjustments, which lowered the 2025 average cost basis.

U3O8 Product Profit (Loss)

The following table provides information on our U3O8 product profit and loss:

U3O8 Product Profit (Loss)	Unit	2025 Q4	2026 Q1	2026 Q2	2026 Q3	2026 YTD

U3O8 Product Sales
Produced	$000	10,428	3,904	10,692	592	15,188
Non-produced	$000	—	—	3,681	11,748	15,429
	$000	10,428	3,904	14,373	12,340	30,617

U3O8 Product Costs
Produced	$000	8,968	2,687	8,738	555	11,980
Non-produced	$000	—	—	3,587	12,754	16,341
	$000	8,968	2,687	12,325	13,309	28,321

U3O8 Product Profit (Loss)
Produced	$000	1,460	1,217	1,955	37	3,209
Non-produced	$000	—	—	94	(1,006)	(912)
	$000	1,460	1,217	2,049	(969)	2,297

U3O8 Pounds Sold
Produced	lb	165,000	55,000	165,000	10,000	230,000
Non-produced	lb	—	—	50,000	180,000	230,000
	lb	165,000	55,000	215,000	190,000	460,000

U3O8 Price per Pound Sold
Produced	$/lb	63.20	70.98	64.80	59.15	66.03
Non-produced	$/lb	—	—	73.62	65.27	67.08
	$/lb	63.20	70.98	66.85	64.95	66.56

U3O8 Cost per Pound Sold
Ad valorem and severance taxes	$/lb	4.24	3.84	4.44	4.30	4.29
Cash costs	$/lb	38.70	33.67	35.76	36.10	35.27
Non-cash costs	$/lb	11.41	11.34	12.76	15.10	12.52
Produced	$/lb	54.35	48.85	52.96	55.50	52.08
Non-produced	$/lb	—	—	71.74	70.87	71.06
	$/lb	54.35	48.85	57.32	70.06	61.57

U3O8 Profit (Loss) per Pound Sold
Cash costs	$/lb	24.50	37.31	29.04	23.05	30.76
Less ad valorem and severance taxes	$/lb	(4.24)	(3.84)	(4.44)	(4.30)	(4.29)
Less non-cash costs	$/lb	(11.41)	(11.34)	(12.76)	(15.10)	(12.52)
Produced	$/lb	8.85	22.13	11.84	3.65	13.95
Non-produced	$/lb	—	—	1.88	(5.60)	(3.98)
	$/lb	8.85	22.13	9.53	(5.11)	4.99

U3O8 Profit (Loss) Margin
Cash costs	%	38.8	52.6	44.8	39.0	46.6
Less ad valorem and severance taxes	%	(6.7)	(5.4)	(6.9)	(7.3)	(6.5)
Less non-cash costs	%	(18.1)	(16.0)	(19.6)	(25.5)	(19.0)
Produced	%	14.0	31.2	18.3	6.2	21.1
Non-produced	%	—	—	2.6	(8.6)	(5.9)
	%	14.0	31.2	14.3	(7.9)	7.5

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

In the third quarter of 2026, we sold 10,000 produced pounds at an average price per pound sold of $59.15 and an average cost per pound sold of $55.50, which resulted in an average profit per pound sold of $3.65, and an average profit margin per pound sold of about 6%. In the nine months ended September 30, 2026, we sold 230,000 produced pounds at an average price per pound sold of $66.03 and an average cost per pound sold of $52.08, which resulted in an average profit per pound sold of $13.95 and an average profit margin per pound sold of about 21%. On a cash cost basis, the average profit per pound sold was $30.76 and the profit margin per pound sold was about 47%. The improvement in average profit per pound sold and profit margin per pound sold in the first nine months of 2026 compared to 2025 was due to higher sales prices received partially offset by a slightly higher cost per pound sold.

In the third quarter of 2026, we sold 180,000 non-produced pounds at an average price per pound sold of $65.27 and an average cost per pound sold of $70.87, which resulted in an average loss per pound sold of $5.60, and an average loss margin per pound sold of about 9%. In the nine months ended September 30, 2026, we sold 230,000 non-produced pounds at an average price per pound sold of $67.08 and an average cost per pound sold of $71.06, which resulted in an average loss per pound sold of $3.98 and an average loss margin per pound sold of about 6%. The lower average loss per pound sold and loss margin per pound sold in the first nine months of 2026 compared to 2025 was due to higher sales prices received partially offset by a higher cost per pound sold.

U3O8 Production and Ending Inventory

The following tables provide information on our production and ending inventory of U3O8 pounds:

U3O8 Production	Unit	2025 Q4	2026 Q1	2026 Q2	2026 Q3	2026 YTD

Pounds captured	lb	78,177	110,314	105,016	154,667	369,997
Pounds drummed in	lb	121,818	95,599	140,873	104,586	341,058
Pounds shipped	lb	138,337	103,956	149,747	75,087	328,790
Non-produced pounds acquired	lb	100,000	—	—	—	—

U3O8 Ending Inventory	Unit	2025 Q4	2026 Q1	2026 Q2	2026 Q3

Pounds
In-process inventory	lb	17,203	26,794	12,430	49,200
Plant inventory	lb	24,295	15,939	7,066	36,508
Conversion inventory - produced	lb	124,591	177,231	158,292	223,378
Conversion inventory - non-produced	lb	240,000	240,000	190,000	10,000
	lb	406,089	459,964	367,788	319,086

Value
In-process inventory	$000	201	681	43	974
Plant inventory	$000	1,097	995	373	2,342
Conversion inventory - produced	$000	5,776	9,133	8,707	12,404
Conversion inventory - non-produced	$000	17,217	17,217	13,484	702
	$000	24,291	28,026	22,607	16,422

Cost per Pound
In-process inventory	$/lb	11.68	25.42	3.46	19.80

Plant inventory	$/lb	45.15	62.43	52.79	64.15

Conversion inventory:
Ad valorem and severance tax	$/lb	3.89	3.95	4.79	4.26
Cash cost	$/lb	31.89	35.52	35.69	36.09
Non-cash cost	$/lb	10.58	12.06	14.53	15.18
Conversion inventory - produced	$/lb	46.36	51.53	55.01	55.53
Conversion inventory - non-produced	$/lb	71.74	71.74	70.97	70.20
	$/lb	63.07	63.15	63.71	56.16

In 2025, we captured 370,893 pounds, drummed 410,440 pounds, and shipped 420,144 pounds.

In the third quarter of 2026, we captured 154,667 pounds, an increase of 47% compared to the second quarter of 2026, and in the nine months ended September 30, 2026, we captured 369,997 pounds, nearly equaling total pounds captured in all of 2025. Pounds captured in the third quarter of 2026 included 14,697 pounds from Shirley Basin as full operations began. Flow rates at Lost Creek were intentionally lowered in late 2025 to allow the plant to make processing modifications and perform additional equipment repairs. The work related to plant systems was mostly completed in the fourth quarter of 2025, which allowed us to maintain better average flow rates. However, fine particles from the host formation inhibited our ability to further increase flow rates into the plant during the first nine months of 2026. To address this issue, we installed a sand filtration system to remove fine particles before they enter the plant. Operation of the sand filtration system commenced in July 2026, and while it has been effective in decreasing fines and increasing production flow rates, our ability to utilize the system effectively was impacted more than expected by constraints in our capacity to manage wastewater generated when backflushing the system. As discussed under “Lost Creek” and “Looking Ahead” below, we have implemented process and other measures to better manage wastewater, and the wastewater treatment facility that is under construction at Lost Creek and planned to be in operation in the second quarter of 2027 is expected to fully address wastewater capacity constraints.

Pounds drummed and shipped in the third quarter of 2026 decreased to 104,586 and 75,087, respectively, and were predominantly comprised of Lost Creek pounds. The decrease in pounds drummed is due to lower captured pounds in the previous quarter and unplanned maintenance and modifications at the Lost Creek plant to efficiently unload unprocessed uranium from Shirley Basin.  The decrease in pounds shipped is due to fewer drummed pounds during the quarter and partially relates to a timing difference in shipment schedules. We received positive assay adjustments totaling 1,099 pounds during the third quarter of 2026, bringing the year-to-date total to 12,528 pounds and indicating that we previously drummed and shipped more pounds than estimated. The positive assay adjustments are included in pounds at Lost Creek drummed and shipped during the quarter.

Conversion facility inventories decreased during the third quarter to 233,378 pounds at September 30, 2026. The decrease was due to selling more pounds than were shipped to the conversion facility during the quarter. The ending produced inventory cost per pound increased slightly from $55.01 to $55.53 during the quarter, reflecting higher average production costs per pound shipped to the facility.

Summary of Results of Operations

The following table summarizes the results of operations for the three and nine months ended September 30, 2026 and 2025:

Results of Operations	Three Months Ended			Nine Months Ended
(expressed in thousands of U.S. dollars,	September 30,			September 30,
except per share and non-GAAP per pound data)	2026	2025	Change	2026	2025	Change

Sales	12,433	6,323	6,110	30,737	16,758	13,979
Cost of sales	(13,779)	(7,063)	(6,716)	(28,945)	(18,156)	(10,789)
Gross profit (loss)	(1,346)	(740)	(606)	1,792	(1,398)	3,190

Operating costs	(25,707)	(19,071)	(6,636)	(67,614)	(50,011)	(17,603)
Operating profit (loss)	(27,053)	(19,811)	(7,242)	(65,822)	(51,409)	(14,413)

Interest income	648	518	130	2,442	2,086	356
Interest expense	(2,311)	(364)	(1,947)	(8,017)	(920)	(7,097)
Mark to market gain (loss)	10,883	(7,854)	18,737	9,317	(9,166)	18,483
Foreign exchange gain (loss)	56	5	51	(1,940)	(19)	(1,921)
Other income (loss)	43	43	—	819	111	708
Net income (loss)	(17,734)	(27,463)	9,729	(63,201)	(59,317)	(3,884)

Foreign currency translation adjustment	(136)	100	(236)	2,217	145	2,072
Comprehensive income (loss)	(17,870)	(27,363)	9,493	(60,984)	(59,172)	(1,812)

Earnings (loss) per common share:
Basic	(0.04)	(0.07)	0.03	(0.16)	(0.16)	—
Diluted	(0.04)	(0.07)	0.03	(0.16)	(0.16)	—

U3O8 pounds sold	190,000	110,000	80,000	460,000	275,000	185,000

U3O8 price per pound sold	64.95	57.48	7.47	66.56	60.91	5.65

U3O8 cost per pound sold	70.06	64.21	5.85	61.57	56.22	5.35

U3O8 profit (loss) per pound sold	(5.11)	(6.72)	1.61	4.99	4.69	0.30

Sales

Sales per the financial statements include U3O8 sales and disposal fees as shown in the following table:

	Three Months Ended			Nine Months Ended
Sales	September 30,			September 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

U3O8 product sales	12,340	6,323	6,017	30,617	16,751	13,866
Disposal fees	93	—	93	120	7	113
	12,433	6,323	6,110	30,737	16,758	13,979

Due to the nature of our contracts, we have a limited number of deliveries, which do not occur consistently during the year. Sales revenues are recognized when the product is transferred to the purchaser.

We sold 190,000 pounds at an average price of $64.95 for $12.3 million in the third quarter of 2026, compared to 110,000 pounds at $57.48 for $6.3 million in the third quarter of 2025. We sold 460,000 pounds at an average price of $66.56 for $30.6 million in the nine months ended September 30, 2026, and sold 275,000 pounds at $60.91 for $16.8 million in the same period in 2025. The increase in pounds and prices was driven by the terms of the underlying sales contracts.

We also had transactions totaling $120 thousand in disposal fee revenue in the nine months ended September 30, 2026, and $7 thousand in disposal fee revenues in the same period in 2025. Our disposal income is dependent on the operating and reclamation programs of other companies and varies based on their level of activity.

Cost of Sales

Cost of sales per the financial statements includes U3O8 product costs and lower of cost or NRV adjustments as shown in the following table:

	Three Months Ended			Nine Months Ended
Cost of Sales	September 30,			September 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

U3O8 product costs	13,308	7,063	6,245	28,321	15,460	12,861
Lower of cost or NRV adjustments	471	—	471	624	2,696	(2,072)
	13,779	7,063	6,716	28,945	18,156	10,789

For the three months ended September 30, 2026, we sold 10,000 pounds from inventory produced at Lost Creek and 180,000 pounds from non-produced inventory. For the nine months ended September 30, 2026, we sold 230,000 pounds from inventory produced at Lost Creek and 230,000 pounds from non-produced inventory.

U3O8 product costs included in cost of sales were greater in the three and nine months ended September 30, 2026, compared to 2025 because of the increase in pounds sold, higher labor and services costs, and the use of purchased pounds to fill orders in 2026. The purchased pounds have a higher cost than our produced pounds.

The $0.6 million in NRV adjustments for the nine months ended September 30, 2026 primarily related to expected future sales of non-produced inventory at an average sales price below carrying cost, while $2.7 million in NRV adjustments for the nine months ended September 30, 2025 predominantly related to a decline in the market price of U3O8, which reduced the value of the non-produced inventory that was acquired in 2024 and 2025.

Gross Profit (Loss)

For the three months ended September 30, 2026, the $1.3 million gross loss was $0.6 million higher than the same period in 2025 due primarily to the NRV adjustment in 2026. For the nine months ended September 30, 2026, gross profit increased to $1.8 million from a gross loss of $1.4 million in the same period in 2025. The primary reason for the increase was higher 2026 sales volumes that resulted in a lower cost per pound sold, partially offset by higher labor costs, services costs, and depreciation.

Operating Costs

The following table summarizes operating costs for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
Operating Costs	September 30,			September 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

Exploration and evaluation	1,153	1,477	(324)	4,623	3,682	941
Development	21,569	14,379	7,190	52,455	38,184	14,271
General and administration	2,435	2,871	(436)	9,070	7,243	1,827
Accretion of asset retirement obligations	550	344	206	1,466	902	564
	25,707	19,071	6,636	67,614	50,011	17,603

Total operating costs increased $6.6 million and $17.6 million in the three and nine months ended September 30, 2026, compared to the same periods in 2025, respectively. The primary reasons were increased development activities, including higher labor costs due to increased employee levels and increased development activities associated with pre-operational and wellfield development costs at Shirley Basin, and increases in exploration and general and administration expenses.

Exploration and evaluation expense consists of labor and the associated costs of the exploration, evaluation, and regulatory departments, as well as land holding and exploration costs on properties that have not reached the development or operations stage. For the nine months ended September 30, 2026, these costs increased $0.9 million over the same period in 2025. Labor costs accounted for nearly all the increase, due to increases in staffing levels and increased exploration and evaluation activity, including exploration drilling on properties other than Lost Creek and Shirley Basin.

Development expense, a component of operating costs, increased $7.2 million and $14.3 million in the three and nine months ended September 30, 2026, compared to the same periods in 2025, respectively. The following table summarizes the development costs included in operating costs for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended			Nine Months Ended
Development Costs	September 30,			September 30,
(expressed in thousands of U.S. dollars)	2026	2025	Change	2026	2025	Change

Lost Creek mine unit development	11,688	9,041	2,647	26,784	28,598	(1,814)
Lost Creek disposal well development	44	90	(46)	83	130	(47)
Shirley Basin mine unit development	9,824	5,248	4,576	25,504	9,389	16,115
Other development	13	-	13	84	67	17
	21,569	14,379	7,190	52,455	38,184	14,271

The Company is considered an exploration stage issuer and expenses its pre-production development costs. These development costs are incurred in advance of production from the related mining areas. Development expense includes costs incurred at Lost Creek not directly attributable to current production activities, including wellfield construction, drilling, and development costs. It also includes costs incurred at Shirley Basin not directly attributable to the construction of the capitalizable assets of the project, including the installation of the first two mine units which are in progress.

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

As noted, development expenses increased approximately $7.2 million and $14.3 million during the three and nine months ended September 30, 2026, compared to the same periods in 2025, respectively. Development activities at Shirley Basin accounted for the majority of the increase, which was partially offset by a decrease in development costs at Lost Creek. The Company reached full staffing levels for the development and operations at Shirley Basin, has substantially completed initial plant construction, and has commenced capturing and shipping U3O8, from Shirley Basin to Lost Creek for processing, but because Shirley Basin has not commenced commercial production operations, all wellfield, plant, and site administration costs are treated as development costs. Drilling costs, labor, supplies, and related services as well as repairs, fuel, and overhead, such as insurance and bonding costs, related to these heightened efforts are being expensed to development costs.

General and administration expenses relate to administration, finance, investor relations, land, and legal functions, and consist principally of personnel, facility, and support costs. For the three and nine months ended September 30, 2026, these expenses decreased $0.4 million and increased $1.8 million, compared to the same periods in 2025, respectively. The increase was primarily driven by labor, which increased $1.6 million for the nine months ended September 30, 2026 compared to 2025, due to an increase in the number of executive staff, as well as higher bonus costs due to higher employee headcount and increased stock-based compensation.

Other Income and Expenses

Interest income was $0.1 million and $0.4 million higher for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, respectively. The increases were primarily driven by higher invested cash balances in 2026 relative to 2025, due to the net proceeds received in connection with our 4.75% Convertible Senior Notes due 2031 (the “Convertible Notes”) issued in December 2025. Interest expense significantly increased in 2026, due to the sale of our Convertible Notes in December 2025. The coupon interest expense and the related amortization of debt discounts, including debt issuance costs, for the Convertible Notes in 2026 were not present during the comparable 2025 periods.

The mark to market adjustments in the three and nine months periods ended September 30, 2026, include changes in the values of the capped call and conversion option derivative instruments associated with the Convertible Notes, and changes in the market value of marketable securities that we received in connection with the sale of drilling data in the first quarter of 2026, as described below. They also include mark-to-market adjustments to the warrant liability during the first quarter of 2026, prior to their exercise and expiration, as well as the inventory derivative obligation. The mark-to-market losses in the three and nine months ended September 30, 2025 include adjustments to the warrant liability and inventory derivative obligation. The primary reason for the mark-to-market gain for the 2026 periods relates to our stock price, which as of September 30, 2026, had decreased relative to prior periods.

Other income includes the sale of certain drilling data in January 2026 for $0.1 million of cash and marketable securities valued at $0.6 million.

Earnings (Loss) Per Common Share

The basic and diluted losses per common share for the three and nine months ended September 30, 2026, were $0.04 per share and $0.16 per share, respectively. The basic and diluted losses per common share for the same periods in 2025 were $0.07 per share and $0.16 per share, respectively. The diluted losses per common share are equal to the basic losses per common share due to the anti-dilutive effect of outstanding stock awards and convertible securities in periods of loss.

Liquidity and Capital Resources

As shown in the Interim Consolidated Statements of Cash Flows, our cash, cash equivalents, and restricted cash and cash equivalents decreased from the December 31, 2025 balance of $135.3 million to $63.2 million as of September 30, 2026. During the nine months ended September 30, 2026, we used $63.1 million for operating activities and $38.4 million for investing activities, and raised $29.5 million through financing activities.

Operating activities used $63.3 million in the nine months ended September 30, 2026. We collected $24.0 million from sales and received $2.4 million of interest income. We spent $4.6 million on interest expense, $8.3 million on refundable cash collateral deposits to defer certain 2026 deliveries, $1.3 million on increased deposits on borrowed inventory,  $15.1 million on production costs, and $63.7 million on operating costs. We had $3.4 million in favorable working capital movements, primarily related to increases in prepaid expenses and other current assets.

Investing activities used $38.4 million during the nine months ended September 30, 2026. We spent $29.7 million on construction costs and $1.0 million on rolling stock at Shirley Basin, $6.6 million on construction costs at Lost Creek, primarily related to the sand filtration system and wastewater treatment facility, $0.6 million on rolling stock at Lost Creek, and $0.4 million on other miscellaneous investing activities, and received $0.1 million from the sale of drilling data.

Financing activities generated $29.5 million in the nine months ended September 30, 2026. We received $28.7 million from the exercise of 38.3 million warrants for 19.1 million shares at $1.50 per share and $1.5 million from the exercise of stock options. These receipts were partially offset by $0.3 million of debt issuance costs related to the Convertible Notes financing and $0.4 million for principal payments on finance leases.

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

For the three and nine months ended September 30, 2026, we have not utilized the Sales Agreement.

Liquidity Outlook

As of September 30, 2026, our unrestricted cash position was $50.2 million. As of October 31, 2026, our unrestricted cash position was $40.2 million.

Including the 460,000 pounds that we delivered during the first three quarters and 240,000 pounds that we expect to deliver in the fourth quarter of 2026, we expect to make deliveries under sales contracts of 700,000 pounds of U3O8 in 2026, which is 300,000 pounds less than our previous guidance, at an average price of $67 per pound for total product sales revenue of $46.9 million. These deliveries are expected to be made from existing conversion facility inventory and production from Lost Creek and Shirley Basin.

As previously disclosed, in the third quarter of 2026, we entered into transactions to defer delivery of 150,000 pounds of U3O8 from 2026 to 2027 and defer delivery of 150,000 pounds from 2026 to 2029. As discussed above, we also extended the maturity date of our 250,000 pound inventory loan from November 2026 to 2027 in the third quarter. In October 2026, we entered into a transaction to defer delivery of an additional 300,000 pounds of U3O8 from the fourth quarter of 2026 to 2029. The Company posted a refundable cash collateral deposit for this transaction of $9.0 million. Due to lower than expected production in 2026, we entered into these transactions to increase our ability to satisfy delivery commitments in the fourth quarter of 2026 and in 2027 from our inventory and new production and avoid purchasing pounds of U3O8 at spot prices.

The current combined 2026 and 2027 capital expenditure estimate for Shirley Basin construction is $37.5 million, which includes all the production and wastewater treatment systems required for full commercial production operations. We spent $29.1 million of that amount during the nine months ended September 30, 2026 (including $10.1 million that we deferred from 2025 planned expenditures). We expect to spend approximately $4.6 million during the fourth quarter of 2026 and approximately $3.8 million in 2027 to finalize the production facility. We expect to incur additional capital expenditures for Shirley Basin in 2028 or later for additional wastewater treatment equipment to facilitate restoration activities that is not essential for production operations.

As described above, at Lost Creek we installed a sand filtration system that began operations in the third quarter of 2026, and are constructing a wastewater treatment facility. Including the sand filtration system, the current capital expenditure estimate for the wastewater treatment facility is $33 to $35 million. We expect to spend approximately $23 million on this project during 2026 and approximately $11 million in 2027 to complete the facility. During the nine months ended September 30, 2026, we spent $7.7 million on capital expenditures related to this project. We may elect to defer capital expenditures related to this facility, which will be required for future restoration activities and is expected to allow us to increase flow rates and production, but is not essential for production operations at current levels.

Although we may elect to defer capital expenditures as described above, we anticipate the planned capital projects at Shirley Basin and Lost Creek will be funded by cash on hand, expected operating cash flow, and additional funding, if necessary. We may issue additional securities under the Sales Agreement or obtain additional financing to fund working capital requirements and remaining capital expenditures due to the continued ramp up and optimization of operations at Shirley Basin and Lost Creek and the uneven nature of cash flows generated from operations or used for construction-related activities.

Looking Ahead

Lost Creek

Recognizing that production rates are expected to vary from quarter to quarter, we believe the rate of U3O8 pounds drummed at Lost Creek from U3O8 captured at Lost Creek and Shirley Basin will increase over time as we install additional infrastructure, continue optimization of operations, and implement process improvements.

As described above, our ability to consistently utilize our sand filtration system at Lost Creek to manage fine particles from the host formation and increase flow rates was hampered in the third quarter by wastewater treatment and disposal system capacities. We have advanced several initiatives at Lost Creek since the end of the third quarter to improve our ability and flexibility to manage wastewater until we complete construction and commence operation of the wastewater treatment facility under construction.

We have been continually optimizing our operating process for the sand filtration system to reduce the quantity of wastewater generated from the system. We have also installed built-in production fluid filters in all new HHs beginning in January 2026. In October 2026, we completed the maintenance and testing of equipment required to treat wastewater to regulatory standards and re-commenced injection of the clean water portion of the wastewater stream into shallow wells. In addition, we expect to receive final regulatory approval for surface discharge of non-hazardous wastewater, which should not only increase flexibility for wastewater management, but will also provide a water source for flora and fauna.

As a longer-term solution to manage wastewater streams, address constraints on our filtration system, and increase flow rates, we expect to complete construction and commence operation of the wastewater treatment facility at Lost Creek in the first half of 2027. Since the end of the third quarter, the building for the facility was installed and additional work continued on the installation of internal foundations and components.

To address unplanned maintenance at the Lost Creek plant that has hampered production, we plan to implement the short- and long-term maintenance strategy that was completed in the third quarter of 2026.

To increase average grades at Lost Creek, we plan to move into and commence operations in MU5. As described above, we commenced well installations and wellfield construction in MU5 and submitted the regulatory approval package for the first phase of MU5 to the WDEQ during the third quarter of 2026. We expect to receive regulatory approval in sufficient time to allow us to commence production operations in MU5 in the first quarter of 2027. We also continue optimization of the lixiviant chemistry to increase average grades at Lost Creek.

Shirley Basin

We expect pounds of U3O8 captured at Shirley Basin to increase as we improve operating parameters associated with the early ramp up and optimization of ISR operations.

To further the ramp up of production from the wellfield, in the fourth quarter of 2026, we expect to complete the workover, gravel packing, and other improvements to the wells in HH 1-1 and HH 1-2 that are underway. We also expect to bring online 76 additional production and injection wells in HH 1-3. We continue to optimize lixiviant chemistry, and subsequent to the end of the quarter, have seen positive results.

With production circuits in the plant substantially complete, work within the plant is focused on the design, procurement, and installation of permanent lixiviant mixing and injection systems, and the next phase of construction to install RO and other wastewater management systems. We expect to install wastewater treatment equipment at Shirley Basin in 2028 or later to facilitate restoration activities that is not essential for production operations, with the engineering design based substantially on the design of the Lost Creek wastewater treatment facility.

In addition, we have advanced the mitigation of many of the issues that hampered the transfer and processing of uranium from Shirley Basin at Lost Creek during the third quarter. In October 2026, we received a specialty trailer from the manufacturer to transport uranium from Shirley Basin to Lost Creek and expect to receive an additional trailer in the fourth quarter. We also completed maintenance of the elution and IX systems at the Lost Creek plant that hindered processing in October 2026, and we continue to optimize processes and systems at the Lost Creek plant to process U3O8 captured at Shirley Basin.

Exploration Programs

We plan to continue our exploration programs to enhance our ability to leverage existing infrastructure and expand our uranium resource base. For our Lost Soldier Project, we continue to advance work on a new technical report, which we expect to complete by year-end 2026. For our Lost Creek South Project, we received regulatory approval from the BLM in October 2026 and have commenced drilling operations of our planned 120-hole drill program, which we expect to complete in the first half of 2027.

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

Outstanding Share Data

As of September 30, 2026, we had 398,741,181 common shares, 7,396,626 stock options to acquire common shares, and 1,089,776 restricted share units outstanding. Each option and restricted share unit entitle the holder to acquire or receive one common share upon exercise or vesting, as applicable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the risk to the Company of adverse financial impact due to changes in the fair value or future cash flows of financial instruments because of fluctuations in interest rates and foreign currency exchange rates.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, and restricted cash and cash equivalents. These assets include Canadian dollar and U.S. dollar denominated certificates of deposit, money market accounts, and demand deposits. These instruments are maintained at financial institutions in Canada and the U.S. Of the amount held on deposit, approximately $25.5 million is covered by the Canada Deposit Insurance Corporation, the Securities Investor Protection Corporation, or the U.S. Federal Deposit Insurance Corporation (“FDIC”), leaving approximately $37.6 million at risk on June 30, 2026 if the financial institutions with which these amounts are invested are rendered insolvent. The Company does not consider any of its financial assets to be impaired as of September 30, 2026.

Currency risk

As of September 30, 2026, we maintained a balance of approximately $3.5 million Canadian dollars. The funds will be used to pay Canadian dollar expenses and are considered to be a low currency risk to the Company.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As of September 30, 2026, the Company’s current financial liabilities consisted of accounts payable and accrued liabilities of $15.4 million and the current portion of leases payable of $0.6 million. As of September 30, 2026, we had $50.2 million in unrestricted cash and cash equivalents, $6.6 million in trade receivables, and $16.4 million in inventory.

Interest rate risk

The Company has completed a sensitivity analysis to estimate the impact that a change in interest rates would have on the net loss and considers the change to be a low interest rate risk to the Company.

Commodity Price Risk

The Company is subject to commodity price risk related to the market price of uranium. Future sales would be impacted by both spot and long-term uranium price fluctuations. Historically, uranium prices have been subject to fluctuation, and the price of uranium has been and will continue to be affected by numerous factors beyond our control, including the demand for nuclear power, political and economic conditions, governmental legislation in uranium producing and consuming countries, and production levels and costs of production of other producing companies. The average spot market price of U3O8 was $91.55 per pound as of October 31, 2026.

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

(b) Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities that are or would be likely to have a material adverse effect upon us or our operations, taken as a whole, that was not disclosed in our Annual Report for the year ended December 31, 2025 or in this Quarterly Report on Form 10-Q for the three months ended September 30, 2026.

Item 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2026, except that the risk factor entitled “Operational and related challenges may continue as we return to steady-state operations at Lost Creek and complete the build out and commissioning of production operations at Shirley Basin. Delays may affect our timely delivery into contractual commitments.” is replaced in its entirety with the following to reflect the commencement of full operations at Shirley Basin and other risks associated with our mining operations:

“Operational challenges at Lost Creek and the commencement and ramp up of operations at Shirley Basin may affect our ability to achieve production plans and deliver into contractual commitments.

Challenges have continued in our production operations at Lost Creek as we work to achieve sustained higher production rates. The extended time the site was maintained on reduced production operations, the required operational refinements and maintenance as operations were restored, and other commissioning issues have caused delays in achieving higher production rates. For example, fine particles from the host formation have inhibited our ability to increase flow rates into the plant. We installed a sand filtration system to address the fine particles but have encountered wastewater capacity constraints that have limited our ability to fully utilize the system until we complete a planned wastewater treatment facility. These and other operational challenges at Lost Creek may continue. The construction of the planned wastewater treatment facility at Lost Creek may also encounter challenges and delays.

In April 2026, we commenced initial operations at Shirley Basin, and in August 2026, commenced shipments of U₃O₈ to Lost Creek. Shirley Basin is designed as a satellite facility, with U₃O₈ captured on resin transported to Lost Creek for processing, drying, and drumming. We have encountered operational, logistical, and commissioning challenges, including those associated with the satellite processing model, in connection with the commencement and ramp up of operations at Shirley Basin. These and other operational challenges at Shirley Basin may continue. Initial production costs at Shirley Basin are expected to be higher than at Lost Creek until production rates increase. Certain plant construction activities at Shirley Basin are expected to continue concurrently with operations through 2026 and into 2027, which may create additional challenges. The planned installation of wastewater treatment equipment at Shirley Basin in 2028 or later may also encounter challenges and delays.

Continuing challenges in operations at Lost Creek and Shirley, and challenges relating to ongoing or planned construction at Lost Creek and Shirley Basin, have and could continue to affect our ability to achieve our production plans and make expected deliveries to our customers, and could affect our ability to meet our contractual commitments or repay our inventory loans, or otherwise negatively affect our business, financial condition, results of operations, and cash flows.”

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

Item 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

UR-ENERGY INC.

Date: November 9, 2026	By:	/s/ Matthew D. Gili
Matthew D. Gili
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Roger L. Smith
Roger L. Smith
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)